Form 10-K
period 1994-01-02
THOMAS & BETTS CORP
filed 1994-03-25
CIK 97854

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          [FEE REQUIRED]
          For the fiscal year ended January 2, 1994
          OR
[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          For the transition period from                    to


                        Commission file number 1-4682

                           THOMAS & BETTS CORPORATION
            (Exact name of registrant as specified in its charter)

              New Jersey                              22-1326940
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)            Identification Number)

  1555 Lynnfield Road, Memphis, Tennessee                38119
(Address of principal executive offices)               (Zip Code)
     Registrant's telephone number, including area code: (901) 682-7766 Securities registered pursuant to Section 12(b) of the Act:
                                        Name of each exchange on
           Title of each class          which registered
     Common Stock, Par Value $.50       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO___

Indicated by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 4, 1994: $1,184,634,681.25.
(For purposes of this filing only, the registrant classified all executive officers and directors as affiliates).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class           Outstanding at February 4, 1994
Common Stock, Par Value $.50            19,148,082 Shares

             DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE
                                        Form 10-K Part Into Which the
     Document or Part Thereof           Document is Incorporated
     1993 Annual Report to Shareholders Part I, Item 1
                                        Part II, Items 5-8
                                        Part IV, Item 14(a) (1)
     1994 Proxy Statement               Part III, Items 10-13

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS
          (Items either not applicable or not material have been excluded.)

(a) (c)   General Development and Narrative Description of Business

     Thomas & Betts Corporation ("the Corporation") designs, manufactures and markets a broad line of electrical and electronic connectors, components and related products for worldwide electrical and electronic markets. In North America, the Corporation is one of the largest manufacturers of electrical connectors and accessories for industrial, commercial and residential construction, renovation, maintenance, and original equipment manufacturer ("OEM") applications and is a leading supplier of transmission poles, towers and industrial lighting products to the utility and telecommunications industries. The Corporation is also a worldwide designer and manufacturer of electronic connectors, flat cable, and ceramic chip capacitors, which are sold primarily to OEMs in the automotive, computer, office equipment, test equipment, instrumentation, industrial automation and telecommunications industries.

     The Corporation was established in 1898 as a sales agency for electrical wires and raceways and was incorporated in New Jersey in 1917, where it maintained its corporate headquarters until relocated at the end of 1993 to Memphis, Tennessee, the principal business site of the Corporation's largest operation. It has expanded its business and product line through acquisitions and internal development. The 1992 acquisition of FL Industries Holdings, Inc., whose operating business was known as American Electric, and six other product line acquisitions since then, represent a continuation of the Corporation's strategy to expand its product line and markets served and to enhance customer service.

     The Corporation acquired American Electric for consideration totaling $436.8 million (excluding $7.3 million of debt assumed).
American Electric, before its integration into the Corporation, was a leading manufacturer of a broad range of electrical products and accessories for industrial and construction, utility and retail markets.


     The Corporation recently reorganized its operating structure and currently operates through seven divisions: Electrical Components, Electronics/OEM, Utility, Lighting, HMR (Heating, Mechanical,
Refrigeration), Europe and Vitramon.

     The products of the Electrical Components, Lighting, Utility and HMR Divisions are manufactured and assembled at facilities located in the United States, Puerto Rico, Canada, and Mexico and are sold primarily in North America.

     The Electronics/OEM division consists of the Corporation's former Electronics and Pacific Divisions. Recently, certain OEM-type products, previously sold only by the Electrical Components Division have been added to its product package. This expanded Electronics/OEM Division has manufacturing facilities in the United States, Japan, Taiwan, and Singapore.

     The European Division has manufacturing facilities in England and Luxembourg, and its electrical and electronics products are sold primarily in Europe. The Vitramon Division has manufacturing facilities in the United States, Germany, France, England and Brazil and its ceramic chip capacitor products are sold primarily in North America and Europe, with rapid growth occurring in the Far East.

     The Corporation's line of products is sold worldwide through electrical and electronic distributors and directly to OEMs and other end users. No one of the Corporation's end users or distributors accounted for more than 5% of the Corporation's 1993 net sales.

     The Corporation generally considers electrical products to be those that connect, terminate, protect and manage raceways, wires and cables for the distribution of electrical power, and considers electronic products to be those that carry electronic data, voice and video signals such as connectors, components and systems. The Corporation's electrical products include fittings and accessories for electrical raceways, crimp and mechanical connectors for small wires and power cables, metal switch and outlet boxes, wire fastening devices and markers, insulation products, metal framing, lighting fixtures, transmission and distribution poles and lattice steel transmission towers.

     The Corporation's electrical products are used in industrial, commercial and residential construction, utility and telecommunications markets. The Corporation also manufactures electrical products for retail consumer use, as well as a line of space heaters and related equipment for the heating, mechanical and refrigeration markets.

     The Corporation's electronic products include connectors for use both inside equipment and for interconnecting equipment, as well as related components used on printed circuit boards such as electronic connectors and ceramic chip capacitors. The Corporation manufactures electronic products for the automotive, computer, office equipment, test equipment, instrumentation, industrial automation and telecommunications industries.

     ELECTRICAL PRODUCTS

     Set forth below are types of customers to which the Corporation sells its electrical products, as well as products that such customers typically purchase from the Corporation.

     Industrial, Commercial and Residential Construction

     Industrial, commercial and residential construction customers for the Corporation's electrical products include industrial and commercial construction and renovation companies, OEMs, electrical contractors, and maintenance and repair operations. The Corporation has thousands of such customers, and no single end user or distributor accounted for more than 5% of the Corporation's 1993 sales.

     The Corporation designs, manufactures and markets thousands of different electrical connectors, components and other products for industrial, commercial and residential construction applications, including (i) fittings and accessories for electrical raceways; (ii) fastening products, such as plastic and metallic ties for bundling wire and flexible tubing; (iii) terminals for small wires and power cables;
(iv) power connectors, such as compression and mechanical connectors for high current power and grounding applications; (v) indoor and outdoor switch and outlet boxes, covers and accessories; (vi) floor boxes; (vii) metal framing, used as structural supports for conduits, cable trays, electrical enclosures and lighting raceways; (viii) ground rods and clamps; (ix) products for outdoor security, roadway and adverse and hazardous location lighting; and (x) other products, including insulation products, wire markers and application tooling products.

     The Corporation markets its electrical products under various brand names. These brand names and the related products include THOMAS & BETTS and T&B electrical products and ELECTRICIANS SUPPLIES products, TY-RAP cable ties, STA-KON terminals, STEEL CITY indoor switch and outlet boxes, covers, floor boxes and conduit fittings, PERFECT-LINE outdoor lampholders and boxes and covers, BLACKBURN and COLOR-KEYED power connectors and grounding devices, HOLUB wire connectors, tools and accessories, KINDORF and SUPERSTRUT metal framing products, AMERICAN ELECTRIC LIGHTING and HAZLUX lighting products and certain other electrical products.

     In North America, the Corporation's products for industrial, commercial and residential construction customers are sold through electrical distributors. The Corporation has relationships with over 2,000 national, regional and independent distributors and buying groups with locations across North America. The Corporation has a network of factory and independent sales representatives who work with distributors and end users to increase demand for its products.

     The Corporation believes that it has strong relationships with its distributors as a result of the breadth and quality of its product line, innovative service programs, product innovation, competitive pricing and brand name recognition among its customers.

     The Corporation also manufactures and distributes its products internationally. Certain of the Corporation's standard products are sold in countries where they conform to the applicable local electrical requirements, while other products are specially designed and manufactured to conform to local standards. The Corporation enhances its capabilities in Europe and the Pacific Region with local engineering, manufacturing and marketing operations. The Corporation also markets electrical products through offshore sales agents and domestic exporters.

     Utility

     The Corporation designs, manufactures and markets transmission and distribution poles and towers; flood, roadway and security lighting fixtures; and connectors, grounding systems, fastening products and splice enclosures for North American power and telecommunications companies. These products are primarily sold to five market segments: investor-owned utilities; cooperatives, which purchase power from utilities and manage its use; municipal utilities; cable television operating companies; and telephone companies. The Corporation's utility and telecommunications customer base includes over 2000 different companies and other entities. No single utility or telecommunications end user or distributor accounted for more than 3% of the Corporation's 1993 sales.

     The Corporation's utility products include tubular steel transmission and distribution poles, lattice steel transmission towers, as well as BLACKBURN high-voltage connectors and grounding systems, KOLD-N-KLOSE encapsulation and sheath repair systems, T&B aerial, pole, pedestal and buried splice enclosures, and AMERICAN ELECTRIC LIGHTING roadway, security and area lighting fixtures. The Corporation manufactures and sells its transmission towers and its transmission and distribution poles under various of the ANCHOR METALS, LEHIGH, POWER STRUCTURES, MEYER, and THOMAS & BETTS brand names. The Corporation believes that its sales of towers, poles and related products is enhanced by its ability to design and manufacture quality, customized products for specific purposes or locations.

     The Corporation's utility products are sold both directly to end users and through distributors. Direct sales typically occur when products such as steel transmission poles, lighting fixtures and lattice towers are custom manufactured according to a particular utility's specifications. Other products are usually sold through distributors that specialize in selling to utilities and telecommunications companies. In either case, however, products must typically be pre-approved by the end user. The Corporation utilizes manufacturers' representative organizations throughout the United States in conjunction with its direct sales force to gain customer approvals. The Corporation also sells roadway and area lighting fixtures, power connectors, lattice towers and steel poles internationally.

     Heating, Mechanical and Refrigeration ("HMR")

     The Corporation designs, manufactures and markets heaters and other products for nonresidential end users such as commercial and industrial buildings. There are thousands of customers for the Corporation's HMR products and no single end user or distributor accounted for more than 1% of the Corporation's 1993 net sales.

     Products include gas, oil and electric unit heaters, gas-fired duct furnaces, indirect and direct gas-fired make-up air heaters and infrared heaters for the HMR marketplace under the REZNOR brand name.

     The Corporation's products are sold through heating, ventilation and air conditioning ("HVAC"), mechanical, and refrigeration distributors in hundreds of locations in North America. HVAC, mechanical and refrigeration distributors are reducing their vendor base. The Corporation believes that the broad array of its HMR products, the brand name recognition of REZNOR by its customers and the reputation of the Corporation's other products increases its attractiveness to HVAC, mechanical, and refrigeration distributors. The Corporation uses independent manufacturers' representative organizations in connection with its HMR sales efforts in North America. REZNOR products are also marketed in Europe and the Pacific Region.

     Consumer

     Certain of the Corporation's electrical products are used by individuals who do their own home improvements and repairs, as well as electrical contractors who purchase through retail outlets. The Corporation sells several major product groups to these customers under traditional contractor brand names and the ELECTRIPAK brand name. These products include security lighting fixtures, surge protectors and multiple outlet centers, indoor and outdoor switch and outlet boxes, multiple meter centers, circuit breakers, load centers, wiring products, and tools. No single retailer or distributor accounted for more than 1% of the Corporation's 1993 sales.

     The Corporation's retail products are largely AMERICAN ELECTRIC LIGHTING, BLACKBURN, HOLUB, PERFECT-LINE, STEEL CITY, KINDORF and
SUPERSTRUT products, some of which are repackaged and sold under the ELECTRIPAK brand name.

     These products are sold primarily through retailers, including home centers; hardware stores, including small retailers who buy from hardware wholesalers or distributors; mass merchandisers; and warehouse clubs. The Corporation also sells surge protection products through office supply stores, business machine stores and electronic product stores. Domestically, the Corporation sells its products to retailers through a sales force composed of independent manufacturers' representatives. The Corporation also sells ELECTRIPAK products in Canada, the Caribbean and Latin America.

     ELECTRONIC PRODUCTS

     The Corporation is a worldwide designer, manufacturer and marketer of electronic connectors, flexible interconnects, flat cable, ceramic chip capacitors and other electronic products. The following are types of customers to which the Corporation sells its electronic products as well as products that such customers typically purchase from the Corporation.

     Electronic OEMs/Contractors

     The Corporation's electronic products are sold primarily to OEMs in the automotive, computer, office equipment, test equipment, instrumentation, industrial automation and telecommunications businesses, with the remainder of the products going to others such as distributors or contractors. No single end user or distributor of the Corporation's electronic products accounted for more than 3% of the Corporation's 1993 net sales.

     The Corporation sells a variety of electronic products  including:
(i) printed circuit connectors; (ii) IDC connectors for mass termination of flat cables; (iii) custom engineered connectors for automotive and professional electronics applications; (iv) flexible interconnects, flat cables and assemblies for automotive and other applications; (v) D-subminiature connectors, a broad group of industry standard connectors; and (vi) surface mounted ceramic chip capacitors. These products are sold under various brand names, including T&B electronic connectors, ANSLEY IDC flat cable and connectors, FLEXSTRIP jumpers, HOLMBERG D-subminiature and card edge connectors and VITRAMON surface mounted ceramic chip capacitors.

     The Corporation, both in the United States and internationally, designs and produces highly engineered electronic products, including both standard products and products specifically designed for end user applications. Many of the products specifically designed for end user applications are developed jointly with the customer. In certain instances, the Corporation is the sole supplier for customer-specific products which may also become standard products for similar applications.

     In North America, the Corporation sells its standard products through electronic distributors and direct, while providing customer-specific products directly to major OEMs. The Corporation sells the majority of its ceramic chip capacitors directly to OEMs, with the remainder of its sales being made through distributors. The Corporation sells through national, regional and local distributors serving a large customer base.

     The Corporation also manufactures and markets its electronic products internationally, with design, manufacturing and distribution capabilities in Europe and the Pacific Region. In Europe, as in North America, electronic products are sold primarily to automotive, computer, office equipment, test equipment, instrumentation, industrial automation and telecommunications markets and certain of these electronic products are developed and manufactured for specific customer applications. The Corporation also manufactures and sells surface mounted ceramic chip capacitors in Brazil.

     There has been a trend on the part of OEM customers to reduce their number of preferred suppliers, focusing on companies that can meet quality and delivery standards and that have a global presence, a broad product package, strong design capability and competitive prices. The Corporation has achieved a preferred supplier designation from many of its most important OEM customers for electronic products and continues to seek this preferred status from other accounts.

     Premises Wiring

     The Corporation also manufactures and markets premises wire management products for contractors, commercial offices, systems integrators and other information service applications for use in mainframe-to-terminal systems and personal computer-based local area networks in commercial properties. Products sold to information service customers enable them to use economical unshielded twisted-pair telephone wiring instead of more expensive alternatives. These products include modular voice and data connectors, twinax and coax connectors, baluns, patch panels, jacks, wall plates and related products. These products are sold under the NEVADA WESTERN, ARMIGER, and EPITOME brand names. The Corporation's premises wire management and networking products are sold primarily through distributors. The Corporation sells premises wire management and networking products in North America and Europe, and to a lesser extent, the Pacific Region.

     MANUFACTURING AND DISTRIBUTION

     The Corporation employs advanced processes in order to manufacture quality products. The Corporation's manufacturing processes include high-speed stamping, precision molding, machining, plating, a proprietary ceramic wet process, and automated assembly. The Corporation makes extensive use of computer-aided design and computer-aided manufacturing (CAD/CAM) software and equipment to link product engineering with its factories.

     The Corporation also utilizes other advanced equipment and techniques in the manufacturing and distribution process, including computer software for scheduling, material requirements, shop floor control, capacity planning, and the warehousing and shipment of products.

     The Corporation believes that its products enjoy a reputation for quality in the markets in which they are sold. The Corporation has implemented quality control processes in its design, manufacturing, delivery and other operations in order to further improve product quality and the service level to customers. These techniques include just-in-time manufacturing programs for more efficient use of machine tools in manufacturing different products, statistical process control, statistical problem solving, and other processes related to the Corporation's SIGNATURE SERVICE program.

     The Corporation manufactures its products on a worldwide basis, with manufacturing operations throughout North America, in Europe and in the Pacific Rim.

     The Corporation purchases a wide variety of raw materials for the manufacture of its products, including precious metals such as gold and palladium silver, brass, copper, aluminum, steel plate, steel strip, malleable iron castings, ceramic powders, and resins. The Corporation's sources of raw materials and component parts are well established and are sufficiently numerous to avoid serious interruption of production in the event that certain suppliers are unable to provide raw materials and component parts.

     RESEARCH AND DEVELOPMENT

     The Corporation has research, development and engineering capabilities in each of the three regions of the world in which it operates in order to respond locally to its customers' needs and technological requirements. The Corporation believes that it has a reputation for innovation based upon its ability to develop quality new and/or improved products that meet the specific application needs of its customers.

     The Corporation allocates significant resources to its research and development activities. The Corporation's research, development and engineering expenditures for the creation and application of new and improved products and processes, restated to include those of American Electric prior to 1992, were $22.6 million, $21.0 million and $20.0 million for 1993, 1992 and 1991, respectively. The operations acquired in the American Electric acquisition have benefited from the Corporation's commitment to research and development and its technological expertise.

     The research and development activities of the Corporation are focused on specific product areas. Certain of the Corporation's recent new products and enhancements include electrical connectors for construction markets, special automotive assemblies, terminators for high speed computer building wiring, special automotive connectors, fine pitch connectors, a new cable tie line, cost-reduced direct-gas-fired furnace, outdoor floodlight and multiple outlet centers, and continued improvements in manufacturing efficiency and product performance of the Corporation's VITRAMON surface mounted ceramic chip capacitors.

     PATENTS AND TRADEMARKS

     The Corporation owns approximately 911 active patents worldwide and has numerous patent applications currently pending. The Corporation has over 200 trademarks, including THOMAS & BETTS, T&B, TY-RAP, STA-KON, ANSLEY, FLEXSTRIP, VITRAMON, BLACKBURN, STEEL CITY, KINDORF, HAZLUX, AMERICAN ELECTRIC LIGHTING, COLOR-KEYED, SUPERSTRUT, PERFECT-LINE, REZNOR, ANCHOR METALS, LEHIGH, MEYER, NEVADA WESTERN, ELECTRIPAK, WESTLINE, HOLMBERG and ZINSCO. While the Corporation considers its patents and trademarks to be valuable assets, it does not believe that its competitive position is dependent on patent or trademark protection or that its operations are dependent on any individual patent or trademark. The Corporation does not consider any of its licenses, franchises or concessions to be material to its business.

     COMPETITION

     The Corporation encounters competition in all areas of its business. The Corporation competes primarily on the basis of product quality, technology, price, performance and customer service. While no single competitor manufactures as much as 25% of the products manufactured by the Corporation, there are many companies which manufacture a number of products which compete with those of the Corporation. All of the Corporation's products are in competition with products of other manufacturers, some of which have greater financial and other resources than the Corporation.

     EMPLOYEES

     As of January 1994, the Corporation had approximately 8,000 full-time employees worldwide.

(b)  Financial Information About Industry Segments

     The Corporation operates in one industry segment and information regarding this segment is in Item 1. (a) (c) above.

(d)  Financial Information About Foreign and Domestic Operations and
     Export Sales

     Information relating to operations in different geographic areas is presented in the Corporation's 1993 Annual Report to Shareholders on page 27 and is incorporated herein by reference. The risks attendant to these sales and profits are relatively small because the operations are in foreign countries that have relatively stable political systems. It is expected that the international markets will continue to provide sales growth in the future.

ITEM 2.   PROPERTIES

     The Corporation has total plant, office and warehouse space of approximately 4,875,000 square feet which is located principally in 60 locations in 17 states, the Commonwealth of Puerto Rico and 15 foreign countries.

     The largest manufacturing plant, 420,000 square feet, is located in Elizabeth, New Jersey. Other principal manufacturing plants and offices, aggregating 3,125,000 square feet, are located in California, Connecticut, Georgia, Louisiana, Mississippi, New Jersey, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Wisconsin, Puerto Rico, Brazil, Canada, France, Germany, Japan, Luxembourg, Mexico, Singapore, Taiwan and the United Kingdom.

     Principal sales offices and warehouses are located in 1,330,000 square feet of property located in California, Illinois, Georgia, Mississippi, Nevada, New Jersey, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Wisconsin, Australia, Canada, France, Germany, Hong Kong, Italy, Japan, Mexico, Singapore, Spain, Sweden, and the United Kingdom.

     Of the above 4,942,000 square feet, the Corporation owns 2,594,000 square feet and leases 2,348,000 square feet. Leases covering leased properties expire at various dates from 1994 to 2022.

     The Corporation believes that its principal manufacturing and distribution properties, as described above, are suitable and adequate for its present needs and that it has sufficient manufacturing capacity to meet its anticipated needs.

ITEM 3.   LEGAL PROCEEDINGS

     The Corporation is subject to federal, state and local environmental laws and regulations, which govern the discharge of pollutants into the air, soil and water, as well as the handling and disposal of solid and hazardous wastes. The Corporation believes that it is currently in substantial compliance with all applicable environmental laws and regulations and that the costs of maintaining or coming into compliance with such environmental laws and regulations will not be material to the Corporation's financial condition.

     Owners and operators of sites containing hazardous substances, as well as generators of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for cleanup costs and damages arising out of past disposal activity. Such liability in many cases may be imposed regardless of fault or the legality of the original disposal activity. The Corporation is the owner or operator of various manufacturing facilities currently being investigated or remediated, including its closed facilities in Anniston, Alabama, and St. Louis, Missouri. In addition, the Corporation is investigating two manufacturing plants which were sold by American Electric prior to its acquisition by the Corporation, located in Medora, Indiana, and Monroe, Louisiana, that may require site remediation.

     The above facilities were purchased by American Electric from other parties between the years 1985 and 1988. At the time of these purchases, the sellers gave commitments for indemnification for environmental liabilities that occurred prior to the purchase of the facilities by American Electric. There can be no assurances that such indemnities will be honored, but the Corporation believes that the indemnities will be honored. Subsequent to the Corporation's acquisition of American Electric, the Corporation has entered into agreements with the sellers to cooperate with each other in resolving obligations in connection with the abovementioned environmental issues.

     Certain Company business units have received notifications from the United States Environmental Protection Agency ("EPA") or similar state environmental regulatory agencies or private parties that the Corporation, along with others, may be potentially responsible for the remediation of twelve waste disposal sites listed for investigation and/or cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (the "Superfund" Act) or similar state environmental statutes. Pursuant to the Asset Purchase Agreement dated June 28, 1985 between American Electric and ITT Corporation (ITT), ITT has to date assumed responsibility for its costs associated with pre-June 1985 contamination at five of the twelve waste disposal sites identified above. The Corporation has assumed responsibility for its share of costs for the remaining seven waste disposal sites identified above.

     The Corporation has also been served with an Administrative Complaint by the EPA which alleges that the Surprenant Wire and Cable facility in Clinton, Massachusetts, which was owned and operated by American Electric from June 1985 until November 1988, failed to comply with certain requirements of the Emergency Planning and Community Right to Know Act for the 1987 reporting year (In The Matter of FL Industries, Inc., EPA Region I Docket No. EPCRA-I-92-1047, filed April 1, 1992).
The EPA's complaint seeks a penalty of $176,520. The Corporation is currently contesting this matter to determine the extent of its liability, if any.

     The Corporation is not able to predict with certainty the extent of its ultimate liability with respect to any pending or future environmental matters. However, the Corporation does not believe that any such liability with respect to the aforementioned environmental matters will have a material adverse effect upon its financial condition.

     The Corporation has been named as defendant in various product liability and commercial legal actions arising from normal business activities. Although the amount of any ultimate liability with respect to such matters cannot be precisely determined, the Corporation does not believe any such liability will be material to its financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


Executive Officers of the Registrant
                                                             Date
                                                            Assumed
                                                            Present
Name                       Position                   Age Position

T. Kevin Dunnigan (1)      Chairman of the Board
                           and Chief Executive
                           Officer                    56    January 1992

Ronald P. Babcock (2)      Vice President -
                           Finance and Treasurer
                           (Chief Financial
                           Officer)                   58    January 1994

T. Roy Burton              President - Electronics/OEM
                           Division                   46    March 1994

Thomas A. Edmonds          President - Utility
                           Division                   44    March 1994

William A. Fredrick        President - Lighting
                           Division                   47    March 1994

Uberto Gamaggio            President - European
                           Division                   55    May 1993

Clyde R. Moore             President and Chief
                           Operating Officer          40    January 1994

Robert Paquette            President - Vitramon
                           Division                   60    December 1992

Dominic J. Pileggi (3)     President - Electrical
                           Components Division        42    March 1994

(1)  Chief Executive Officer since January 1985.
(2)  Vice President - Finance (Chief Financial Officer) since May 1983.
(3)  President - Electronics Division from August 1988 to February 1994.

The above have been executive officers of the Corporation for at least the last five years except the following:

     Mr. Burton was Vice President and General Manager of Bendix
     Connector Operations (1989 to 1992), Vice President-Information Technology Operations (1992-93), and Vice President-Aerospace Operations (1993-94) of Amphenol Corporation.

     Mr. Edmonds was President of Thomas & Betts Limited (Canada) (1989 to 1991); Vice President-Corporate Planning (1991 to 1992) and President-European Division (1992 to 1993) of the Corporation; Vice President-Utility Group of Thomas & Betts Holdings, Inc. (1993 to
     1994).

     Mr. Fredrick was Vice President-Commercial and Industrial Lighting Group of the American Electric Division of FL Industries, Inc. (1988 to 1992); Vice President and General Manager-Commercial and Industrial Lighting Group of Thomas & Betts Holdings, Inc. (1992 to
     1994).

     Mr. Gamaggio was Managing Director of Baumann GmbH, Lichtenstein, from 1987 to 1993.

     Mr. Moore was President and Chief Operating Officer of FL
     Industries, Inc. from 1990 to 1992 and President of its American Electric Division from 1985 until its acquisition by Thomas & Betts Corporation in 1992. He was President-Electrical Division of the Corporation from 1992 to 1994.

     Mr. Paquette has been President of Vitramon, Incorporated, a wholly-owned subsidiary of the Corporation, since it was acquired in 1987.

The executive officers were elected by the Board of Directors for a term which expires on May 4, 1994, the date of the next organizational meeting of the Board of Directors. Normally, officers are elected for one-year terms or until their successors have been elected. There exists no special arrangement or understanding regarding election to executive office other than that described herein. See Item 11 for information relating to Directors.

                                   PART II

ITEMS 5 THROUGH 8.

     Information required by Items 5 through 8 of Form 10-K is included in the Corporation's 1993 Annual Report to Shareholders and is incorporated herein by reference as indicated below:

               Item No.               Page

                  5             17&29
                  6             30&31
                  7             16&17
                  8             18-29

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III

ITEMS 10, 11, 12 and 13

     Registrant, on or about March 21, 1994 mailed to the Securities and Exchange Commission for filing a definitive Proxy Statement.
Information required by Items 10, 11, 12 and 13 of Form 10-K, but not provided herein, is included in the Proxy Statement and is incorporated herein by reference. Certain of the information required with respect to executive officers is also set forth in Part I of this report under the heading "Executive Officers of the Registrant."

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  The following documents are filed as a part of this report:

     (1)  Financial statements.
          All financial statements as set forth under Item 8.

     (2)  Financial statement schedules.
                                                              Page
                                                             Number

             I Marketable Securities - Other Investments       17
             V Property, Plant and Equipment                   18
            VI Accumulated Depreciation of Property,
               Plant and Equipment                             19
          VIII Valuation and Qualifying Accounts               20
            IX Short-Term Borrowings                           21
             X Supplementary Income Statement Information      22
               Independent Auditors' Report on Financial
               Statement Schedules                             23

          All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

     (3)  Exhibits (numbered in accordance with Item 601 of Regulation
          S-K)

          (3)  Restated Certificate of Incorporation and By-Laws

          (10) Material Contracts
               -    1988 Restricted Stock Incentive Plan
               -    1993 Management Stock Ownership Plan

          (12) Statements regarding Computation of Ratios (Ratio of earnings to fixed changes)

          (13) 1993 Annual Report to Shareholders

               Excerpts from the 1993 Annual Report to Shareholders is attached to the Form 10-K. If you have not received the Annual Report to Shareholders, you may obtain one by writing to the Investor Relations Department of the Corporation.

          (22) Subsidiaries of Registrant

                                             Place of
          Name                               Incorporation
FL Industries Holdings, Inc.                      Delaware
  Thomas & Betts Holdings, Inc.                   New Jersey
    Blackburn Electric Canada Inc.                Canada
    FL Amelec, Inc.                               Texas
      Amelec S.A. de C.V.                         Mexico
      American Electric de Mexico, S.A. de C.V.   Mexico
      Anchorlok de Mexico, S.A. de C.V.           Mexico
Quelcor, Inc.                           Pennsylvania
Thomas & Betts Caribe, Inc.                       Delaware
Thomas & Betts FSC, Inc.                          U.S. Virgin Islands
Thomas & Betts Industries Co., Ltd.               Taiwan, R.O.C.
Thomas & Betts International, Inc.                Delaware
  Thomas & Betts Aktiebolag                       Sweden
  Thomas & Betts France                      France
  Thomas & Betts GmbH                             Germany
    Thomas & Betts GmbH & Company Kommanditgesellschaft     Germany
  Thomas & Betts Holdings (U.K.) Ltd.             United Kingdom
    Thomas & Betts Limited                   United Kingdom
    Thomas & Betts Manufacturing Limited          United Kingdom
    Vitramon Limited                         United Kingdom
  Thomas & Betts Hong Kong, Limited               Hong Kong
  Thomas & Betts Japan, Ltd.                      Japan
  Thomas & Betts (Luxembourg) S.A.                Luxembourg
    Thomas & Betts de Mexico S.A. de C.V,         Mexico
    Thomas & Betts Pty. Limited                   Australia
    Thomas & Betts (S.E. Asia) Pte. Ltd.          Singapore
    Thomas & Betts S.p.A.                         Italy
  Thomas & Betts Limited                          Canada
    T&B Manufacturing Ltd.                   Quebec, Canada
    Thomas & Betts (Ontario) Ltd.                 Canada
  Vitramon, Incorporated                          Delaware
    Vitramon do Brasil Ltda.                      Brazil
    Vitramon France S.A.                          France
    Vitramon GmbH                            Germany
    Vitramon Japan Limited                   Japan
    Vitramon Pty. Limited                         Australia

    All subsidiaries are included in the consolidated financial statements.

    (24)  Auditors' Consent

  The following exhibits are omitted as they are incorporated by reference as indicated.

    (4) Instruments defining the rights of security holders, including indentures.

          - Indenture, dated as of January 15, 1992, between the Corporation and Morgan Guaranty Trust Company of New York, as Trustee - See 1991 Form 10-K.

          - Specimen of the Corporation's $125,000,000 aggregate principal amount of 8 1/4% Notes due January 15, 2004 - See 1991 Form 10-K.

          - Form of Distribution Agreement for Medium-Term Notes between the Corporation and Merrill Lynch & Co., dated July 28, 1992 - See Form 8-K dated July 28, 1992.

          - First Supplemental Indenture, dated as of July 28, 1992, between the Corporation and Morgan Guaranty Trust Company of New York, as Trustee - See Form 8-K dated July 28,
            1992.

    (10)  Material Contracts
            - 1990 Stock Option Plan - See 1990 Form 10-K
            - Agreement and Plan of Merger by and among FL Industries
              Holdings, Inc. and the shareholders thereof, the Corporation and TBC Acquisition Corp., dated as of November 13, 1991, as amended and restated - See Form
              8 filed November 19, 1991.
            - Credit Agreement dated as of December 19, 1991 among
              the Corporation, the banks listed therein and Morgan Guaranty Trust Company of New York as agent - See
              Exhibit 2.2 to Company's Amendment No. 1 to its Form S-3 Registration Statement No. 33-44153, as filed January 7, 1992.
            - Executive Officer Employment Agreement Form - See 1992
              Form 10-K
            - 1980 Stock Option Plan - See 1992 Form 10-K
            - 1985 Stock Option Plan - See 1992 Form 10-K
            - Management Incentive Plan - See 1992 Form 10-K
            - Officer Profit-Sharing Plan - See 1992 Form 10-K
            - Restricted Stock Plan for Nonemployee Directors - See
              1992 Form 10-K

(b) The following Form 8-K was filed during the last quarter of 1993:

  - Form 8-K, dated December 1, 1993, noting the election of Jeananne
    K. Hauswald as a director of the Corporation.

                                                                           SCHEDULE I



                                      THOMAS & BETTS CORPORATION
                                MARKETABLE SECURITIES-OTHER INVESTMENTS
                                            JANUARY 2, 1994
                                            (IN THOUSANDS)


                                                                             AMOUNT AT WHICH
                                                                              EACH PORTFOLIO
                                                              MARKET VALUE     OF MARKETABLE
                          UNITS-PRINCIPAL      COST OF        OF EACH ISSUE    SECURITIES IS
EACH TITLE OR                AMOUNTS OF          EACH          AT BALANCE     CARRIED IN THE
 EACH ISSUE               BONDS AND NOTES       ISSUE          SHEET DATE      BALANCE SHEET
U.S. Government Securities    $22,505          $21,122            $23,298         $21,122


Time and Certificates of
 Deposit                        8,563            8,555             8,605            8,555


Preferred Stocks (1)            1,866            1,866              2,446           1,866



Totals                        $32,934          $31,543            $34,349         $31,543

 (1)  All are rated AAA by Standard & Poor's rating service.
/TABLE

                                                                               SCHEDULE V
                                                     THOMAS & BETTS CORPORATION
                                                    PROPERTY, PLANT AND EQUIPMENT
                                     YEARS ENDED JANUARY 2, 1994 AND DECEMBER 31, 1992 AND 1991
                                                           (IN THOUSANDS)



                                                                                OTHER
                          BALANCE AT                EFFECT OF                  CHANGES      BALANCE
                          BEGINNING     ADDITIONS   CURRENCY                     ADD        AT END
CLASSIFICATION            OF PERIOD      AT COST     CHANGES    RETIREMENTS    (DEDUCT)    OF PERIOD
                                                                                              (1)
Year ended January 2, 1994:
  Land and land improvements          $  19,544    $       4   $     234   $   (5,351)  $  (1,157)    $  13,274
  Buildings                130,285        4,198        (158)      (4,886)       8,119      137,558
  Machinery and equipment  387,731       34,353      (6,152)     (11,893)      16,404      420,443
                         $ 537,560    $  38,555   $  (6,076)  $  (22,130)   $  23,366    $ 571,275

Year ended December 31, 1992:
  Land and land improvements          $  17,037    $   1,678   $      24   $   (2,155)  $   2,960     $  19,544
  Buildings                108,437       11,074        (126)     (20,423)      31,323      130,285
  Machinery and equipment  305,495       34,682      (4,531)     (14,608)      66,693      387,731
                         $ 430,969    $  47,434   $  (4,633)  $  (37,186)   $ 100,976    $ 537,560

Year ended December 31, 1991:
  Land and land improvements          $  15,148    $   1,756   $     133   $        0   $       0     $  17,037
  Buildings                 99,439        8,882         362         (206)         (40)     108,437
  Machinery and equipment  288,769       29,654      (1,168)      (6,898)      (4,862)     305,495
                         $ 403,356    $  40,292   $    (673)  $   (7,104)   $  (4,902)   $ 430,969

(1)  Includes additions of $103,763 in 1992 for the assets of businesses acquired in purchase transactions.
/TABLE

                                                                                       SCHEDULE VI
                                                     THOMAS & BETTS CORPORATION
                                                     ACCUMULATED DEPRECIATION OF
                                                    PROPERTY, PLANT AND EQUIPMENT
                                      YEAR ENDED JANUARY 2, 1994 AND DECEMBER 31, 1992 AND 1991
                                                           (IN THOUSANDS)


                                                                                OTHER
                          BALANCE AT                EFFECT OF                  CHANGES      BALANCE
                          BEGINNING     ADDITIONS   CURRENCY                     ADD        AT END
CLASSIFICATION            OF PERIOD      AT COST     CHANGES    RETIREMENTS    (DEDUCT)    OF PERIOD
                                             (1)
Year ended January 2, 1994:
 Land and land improvements           $   1,414     $    306   $     (13)  $     (120)  $      11     $   1,598
 Buildings                  29,414        6,452        (338)      (3,571)          (3)      31,954
 Machinery and equipment   210,594       39,368      (3,628)      (6,575)       1,960      241,719
                         $ 241,422     $ 46,126   $  (3,979)  $  (10,266)   $   1,968    $ 275,271

Year ended December 31, 1992:
 Land and land improvements           $   1,465     $    187   $       4   $     (243)  $       1     $   1,414
 Buildings                  27,041        5,004        (167)      (2,966)         502       29,414
 Machinery and equipment   189,063       36,042      (2,395)     (10,330)      (1,786)     210,594
                         $ 217,569     $ 41,233   $  (2,558)  $  (13,539)   $  (1,283)   $ 241,422

Year ended December 31, 1991:
 Land and land improvements           $   1,193     $    274   $      (2)  $        0   $       0     $   1,465
 Buildings                  23,334        3,958         (28)        (216)          (7)      27,041
 Machinery and equipment   172,546       26,701        (285)      (5,806)      (4,093)     189,063
                         $ 197,073     $ 30,933   $    (315)  $   (6,022)   $  (4,100)   $ 217,569

(1)                               Refer to "Notes to Consolidated Financial Statements" in the 1993 Annual Report to
 Shareholders for depreciation methods and useful lives.
/TABLE

                                                                                                  SCHEDULE VIII
                                                     THOMAS & BETTS CORPORATION
                                                 VALUATION AND QUALIFYING ACCOUNTS
                                     YEARS ENDED JANUARY 2, 1994 AND DECEMBER 31, 1992 AND 1991
                                                           (IN THOUSANDS)

                                                                                      ADDITIONS
                                                BALANCE AT
                                                BEGINNING     CHARGED TO        CHARGED TO                     BALANCE AT
                                                    OF          COST AND           OTHER                         END OF
     DESCRIPTION                                  PERIOD        EXPENSES          ACCOUNTS    (DEDUCTIONS)       PERIOD

Year ended January 2, 1994:
  Allowance for doubtful accounts
    and cash discounts                          $ 5,103          $ 1,291  (1)    $   127  (3)   $(1,229)  (4)    $ 5,292

  Valuation allowance for deferred tax assets   $                $11,886  (2)    $     -        $(1,284)  (5)    $10,602

Year ended December 31, 1992:
  Allowance for doubtful accounts
    and cash discounts                          $ 4,068          $   845  (1)    $   826  (3)   $  (636)  (4)    $ 5,103

Year ended December 31, 1991:
  Allowance for doubtful accounts
    and cash discounts                          $ 3,146          $ 1,518  (1)    $     -        $  (596)  (4)    $ 4,068

(1)  Includes provision of $1,286 in 1993, $934 in 1992, and $1,546 in 1991 for doubtful accounts.  Remaining amounts represent net change in cash discount reserve and translation adjustments.
(2)  Includes $9,687 which relates to the cumulative effect of implementing SFAS 109 at January 1, 1993.
(3)  Balance acquired in business acquisitions.
(4)  Write-offs of uncollected accounts.
(5)  Includes foreign currency translation adjustment of $(408).
/TABLE

                                                                                          SCHEDULE IX

                                                     THOMAS & BETTS CORPORATION
                                                       SHORT-TERM BORROWINGS
                                     YEARS ENDED JANUARY 2, 1994 AND DECEMBER 31, 1992 AND 1991
                                                       (DOLLARS IN THOUSANDS)



  CATEGORY OF                         WEIGHTED AVERAGE    MAXIMUM AMOUNT      AVERAGE AMOUNT       WEIGHTED AVERAGE
AGGREGATE SHORT-         BALANCE AT   INTEREST RATE AT OUTSTANDING DURING    OUTSTANDING DURING      INTEREST RATE
TERM BORROWINGS        END OF PERIOD   END OF PERIOD       THE PERIOD          THE PERIOD          DURING THE PERIOD
                                              (1)               (1)                  (1)
Year Ended
January 2, 1994:

Banks                      $20,539             6%            $28,577               $25,411                  8%


Year Ended
December 31, 1992:

Banks                      $24,200            10%            $40,808               $31,295                 10%


Year Ended
December 31, 1991:

Banks                      $74,661             8%            $85,525               $73,904                  9%


(1)  Derived based on month-end amounts.
/TABLE

                                                            SCHEDULE X


                          THOMAS & BETTS CORPORATION
                 SUPPLEMENTARY INCOME STATEMENT INFORMATION
          YEARS ENDED JANUARY 2, 1994 AND DECEMBER 31, 1992 AND 1991
                                (IN THOUSANDS)



                                     1993         1992        1991

Maintenance and repairs            $19,331      $20,578     $15,574

Advertising costs                  $13,654      $14,750     $  8,207

Amortization of intangible assets  $11,780      $13,498     $  4,154


Amounts for taxes other than payroll and income taxes, and royalties are not presented as such amounts are less than 1% of total sales.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES


The Shareholders and Board of Directors
Thomas & Betts Corporation:



     Under date of February 3, 1994, we reported on the consolidated balance sheets of Thomas & Betts Corporation and subsidiaries as of January 2, 1994, and December 31, 1992 and the related consolidated statements of earnings, cash flows, and shareholders' equity for each of the years in the three-year period ended January 2, 1994 as contained in the 1993 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993 In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG Peat Marwick

Short Hills, New Jersey
February 3, 1994

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS ANNUAL REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

THOMAS & BETTS CORPORATION

   Signature                Title                         Date

/s/ T. Kevin Dunnigan       Chairman of the Board,   March 3, 1994
(T. Kevin Dunnigan)              Chief Executive Officer
                            and Director

/s/ Clyde R. Moore               President, Chief         March 3, 1994
(Clyde R. Moore)            Operating Officer
                            and Director

/s/ Ronald P. Babcock       Vice President - Finance March 3, 1994
(Ronald P. Babcock)              and Treasurer (Chief
                            Financial Officer
                            and Principal Accounting
                            Officer)

/s/ James D. Hay                 Vice President - General March 3, 1994
  (James D. Hay)            Counsel

/s/ Hobart Betts                 Director                 March 3, 1994
  (Hobart Betts)

/s/ Raymond B. Carey, Jr.   Director                 March 3, 1994
(Raymond B. Carey, Jr.)

/s/ Ernest H. Drew               Director                 March 3, 1994
  (Ernest H. Drew)

/s/ Jeananne K. Hauswald         Director                 March 3, 1994
(Jeananne K. Hauswald)

/s/ Thomas W. Jones         Director                 March 3, 1994
(Thomas W. Jones)

                            Director                 March  , 1994
(Robert H. McCaffrey)

/s/ J. David Parkinson           Director                 March 3, 1994
(J. David Parkinson)

/s/ Ian M. Ross             Director                 March 3, 1994
  (Ian M. Ross)

                            Director                 March   , 1994
(Jerre L. Stead)

/s/ William H. Waltrip           Director                 March 3, 1994
(William H. Waltrip)