Form 10-Q
period 1994-04-03
THOMAS & BETTS CORP
filed 1994-05-18
CIK 97854

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended           April 3, 1994

                                    OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to



Commission file number                 1-4682


                    THOMAS & BETTS CORPORATION
          (Exact name of registrant as specified in its charter)

    New Jersey                                   22-1326940
 (State or other jurisdiction of              (I.R.S. Employer)
   incorporation or organization)              Identification
No.)

          1555 Lynnfield Road, Memphis, Tennessee  38119
 (Address of principal executive offices)       (Zip Code)

                       (901) 682-7766
     (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Par Value $ .50                19,161,916
 (Title of each class)         (Outstanding at April 30, 1994)

                        THOMAS & BETTS CORPORATION

                                   INDEX


                                                                       Page

PART I.   Financial Information:

          Consolidated Balance Sheet -
          April 3, 1994 and January 2, 1994. . . . . . . . .    3

          Consolidated Statement of Earnings - Quarters
          Ended April 3, 1994 and April 4, 1993. . . . . . .    4

          Consolidated Statement of Cash Flows - Quarters
          Ended April 3, 1994 and April 4, 1993. . . . . . .    5

          Notes to Consolidated Financial Statements . . . .    6

          Management's Discussion and Analysis of Results
          of Operations and Financial Condition. . . . . . .    8

PART II.  Other Information. . . . . . . . . . . . . . . . .   10

          Signatures . . . . . . . . . . . . . . . . . . . .   11

                      PART I.  FINANCIAL INFORMATION

                        THOMAS & BETTS CORPORATION
                        Consolidated Balance Sheet
                          (Thousands of Dollars)
                                           April 3,    January 2,
                                            1994         1994
ASSETS                                   (Unaudited)    (Audited)
Current Assets:
  Cash and cash equivalents               $    76,509 $   72,509
  Marketable securities                        31,081     31,543
  Receivables, net                            171,941    165,162
  Inventories:
    Finished goods                            104,142     97,795
    Work in process                            37,142     34,389
    Raw materials                              71,158     68,118
                                              212,442    200,302
  Deferred income taxes                        14,625     13,884
  Prepaid expenses                              8,379      5,691
Total Current Assets                          514,977    489,091

Property, plant, and equipment, at cost       608,362    571,275
  Less accumulated depreciation               300,560    275,271
    Net property, plant and equipment         307,802    296,004
Intangible assets - net                       308,042    311,059
Other assets                                   36,765     37,028

TOTAL ASSETS                               $1,167,586 $1,133,182

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term bank borrowings               $   15,522 $   20,539
  Current maturities of long-term debt         11,377      7,358
  Accounts payable                             85,844     81,571
  Accrued liabilities                          76,858     78,637
  Income taxes                                 12,460      6,791
  Dividends payable                            10,729     10,569
Total Current Liabilities                     212,790    205,465

Long-term debt                                396,783    393,502
Other long-term liabilities                    26,513     28,615
Deferred income taxes                          26,909     24,768

Shareholders' Equity:
  Common stock                                  9,597      9,463
  Additional paid-in capital                  142,083    125,400
  Retained earnings                           351,745    348,597
  Valuation allow. for marketable securities    1,556          -
  Foreign currency translation adjustment       1,801        961
  Cost of treasury stock                       (2,191)    (3,589)
Total Shareholders' Equity                    504,591    480,832

TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                   $1,167,586 $1,133,182

See accompanying notes to consolidated financial statements.
/TABLE

                        THOMAS & BETTS CORPORATION
                    Consolidated Statement of Earnings
                          (Thousands of Dollars)
                                (Unaudited)
                                                                Quarter Ended
                                               April 3    April 4
                                                1994       1993
Net sales                                     $282,837   $267,124

Costs and expenses:

  Cost of sales                                190,729    176,264
  Marketing, general and administrative         55,086     55,922
  Research and development                       6,148      5,727
                                               251,963    237,913

Earnings from operations                        30,874     29,211

Other expense - net                              9,688     10,325

Earnings before income taxes                    21,186     18,886

Income taxes                                     7,309      5,666

Earnings before cumulative effect of change
  in accounting for income taxes                13,877     13,220

Cumulative effect of change in accounting
  for income taxes                                   -      1,628

Net earnings                                  $ 13,877   $ 14,848

Per share data:

  Earnings before cumulative effect of change
    in accounting for income taxes            $    .73   $    .70

  Cumulative effect of change in accounting
    for income taxes                                 -        .09

  Earnings per share                          $    .73   $    .79

  Dividends declared per share                $    .56   $    .56

Average shares outstanding                      19,019     18,788

See accompanying notes to consolidated financial statements.

                        THOMAS & BETTS CORPORATION
                   Consolidated Statement of Cash Flows
                          (Thousands of Dollars)
                                (Unaudited)
                                                                Quarter Ended
                                               April 3    April 4
                                                1994       1993
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings                                  $13,877   $ 14,848
Adjustments:
  Depreciation and amortization                14,791     14,778
  Cumulative effect of change in accounting
    for income taxes                                -     (1,628)
  Changes in assets and liabilities:
    Receivables                                (3,668)   (10,706)
    Inventories                                (5,453)    (4,200)
    Accounts payable                            3,572     11,720
    Accrued liabilities                        (2,231)   (11,341)
  Other                                         6,484      4,814
Net cash provided by operating activities      27,372     18,285

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of businesses (1)                     (2,913)         -
Purchases of property, plant and equipment    (12,639)   (10,376)
Proceeds from sale of property, plant and
  equipment                                       137        702
Marketable securities acquired                    (82)   (13,140)
Proceeds from matured marketable securities     2,973      3,474
Other                                          (1,324)      (287)
Net cash used in investing activities         (13,848)   (19,627)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in borrowings with
  original maturities less than 90 days        (8,746)     6,164
Proceeds from long-term debt and other
  borrowings                                   16,089     22,433
Repayment of long-term debt and other
  borrowings                                   (7,212)   (42,312)
Stock options exercised                           660      1,325
Cash dividends paid                           (10,569)   (10,507)
Net cash used in financing activities          (9,778)   (22,897)

EFFECT OF EXCHANGE RATE CHANGES ON CASH           254      1,045

Net increase (decrease) in cash and cash
  equivalents                                   4,000    (23,194)
Cash and cash equivalents at beginning of
  period                                       72,509     41,764
Cash and cash equivalents at end of period   $ 76,509   $ 18,570

Cash payments for interest                   $  9,124   $ 10,989
Cash payments for taxes                      $  2,297   $  3,566

(1) Non-cash transaction: On January 31, 1994, the Corporation purchased certain assets (primarily inventories and equipment) from Eaton Corporation in exchange for $16.1 million of Thomas & Betts common stock.
See accompanying notes to consolidated financial statements.
/TABLE

                        THOMAS & BETTS CORPORATION
                Notes to Consolidated Financial Statements
                                (Unaudited)


1. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the financial position as of April 3, 1994 and January 2, 1994, and the results of operations and cash flows for the periods ended April 3, 1994 and April 4, 1993.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report to Shareholders for the fiscal year ended January 2, 1994. The results of operations for the period ended April 3, 1994 are not necessarily indicative of the operating results for the full year.

3. Earnings per share are computed by dividing net earnings by the weighted average shares of common stock outstanding during the reporting period. The effect on earnings per share resulting from the assumed exercise of outstanding stock options is not material.

4. Effective January 3, 1994, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Postemployment Benefits". Statement No. 112 is intended to cover all benefit costs not covered by other standards, specifically SFAS No. 87 on Pensions and SFAS No. 106 on Other Postretirement Benefits. The adoption of SFAS No. 112 had no material impact on the Corporation's financial position, results of operations, or cash flows since most provisions of the SFAS had been previously implemented by the Corporation.

5. Effective January 3, 1994, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement required the Corporation to record certain of its "available-for-sale" securities on a fair market value basis rather than on an amortized cost basis. The impact of this change on the Corporation's April 3, 1994 balance sheet was to increase marketable securities by $2.4 million, to record them at fair market value, with an offsetting decrease of $0.8 million to the current deferred income tax asset and an increase of $1.6 million to shareholders' equity. The cost basis and fair market value of these available-for-sale securities at April 3, 1994 is (in thousands):

                     Amortized    Gross        Gross       Fair
                        Cost    Unrealized   Unrealized   Market
April 3, 1994          Basis      Gains        Losses     Value
Equity securities        1,765         732         (52)    2,445

Mortgage-backed
  securities            26,921       1,797         (82)   28,636

     Total              28,686       2,529        (134)   31,081

     There were no sales of available-for-sale securities during the quarter.

6. Acquisitions. On January 31, 1994, the Corporation purchased certain assets at book value (primarily inventories and equipment) from Eaton Corporation relating to the manufacture, sale and distribution of circuit breakers, safety switches, and meter centers in exchange for $16.1 million of Thomas & Betts common stock. On February 18, 1994, the Corporation purchased certain assets (primarily inventories and equipment) relating to the manufacture, sale, and distribution of the Anford Inc. (Canada) cable tray business for $2.9 million in cash. Both of these acquisitions were accounted for using the purchase method of accounting, and therefore, the accompanying financial statements include the accounts of these businesses since the dates of acquisition.

                        THOMAS & BETTS CORPORATION
              Management's Discussion and Analysis of Results
                  of Operations and Financial Condition


RESULTS OF OPERATIONS

     QUARTERLY COMPARISON

     Thomas & Betts Corporation reported higher sales and operating income for the first quarter of 1994. Sales for the quarter increased 6% to $282,837,000 compared to $267,124,000 for the first quarter last year. Earnings were $13,877,000, or $.73 per share compared to last year's $14,848,000 or $.79 per share, although last year's results included a one-time gain of $.09 per share due to the adoption of the FASB's change in accounting for income taxes. First quarter pre-tax earnings in 1994 were 12% higher than in 1993, but the after-tax profit was down 7% because of the tax accounting gain last year and an increase in the corporation's 1994 tax rate, principally due to the tax law changes enacted in 1993 relating to income earned in Puerto Rico.

     The 6 percent increase in sales over the first quarter of 1993 resulted from a 9 percent increase in volume, offset by a 2 percent decline in pricing and a 1 percent decline in foreign currencies versus the U.S. dollar. One third of the volume gain compared to last year was attributable to incremental sales from the January 31 acquisition of a line of circuit breakers, safety switches and meter centers from Eaton Corporation in the U.S., and the February 18 acquisition of the Anford cable tray business in Canada. Combined annualized sales of the two acquisitions is expected to be about $50 million.

     During the quarter the Electrical Division was divided into five units. Total sales for these five units rose 9 percent over last year with good gains in the Electrical Components and Utility units. Bad weather was the main reason for a double digit sales decline in the Lighting Division but spurred a strong sales increase in the Heating/Mechanical/Refrigeration Division whose primary product is commercial space heaters.

     Electronic Division sales were flat with a 1% volume decline and with a 1% price deterioration offset by a currency gain of 2%.

     Sales of Vitramon ceramic chip capacitors increased 8% as a result of significant volume growth partially offset by price reductions and weaker European currencies.

     European Division sales were off 7% with pricing and currency offsetting a 4% volume gain.

     Consolidated gross margin for the quarter, at 32.6 percent of sales, was down 1.4 points compared to last year. Lower pricing in Electronics markets and an unfavorable sales mix in the U.S. were the primary causes of the margin decline.

     Operating expenses for the first quarter were 21.6 percent of sales compared to 23.1 percent last year due to reduced general and administrative expenses, primarily as a result of the centralization of administrative functions into the Memphis headquarters during the fourth quarter of 1993. Non-operating expenses decreased $0.6 million from last year due to lower interest expense. The first quarter effective tax rate was 34.5 percent compared to 30.0 percent last year, the difference due to the reduction in the Puerto Rico exemption.

LIQUIDITY AND CAPITAL RESOURCES

     The Corporation continues to fund its capital and operating needs with cash flows from operations, augmented by borrowings available under its revolving credit facility and from other sources. During the first quarter, cash provided by operating activities of $27.4 million was used primarily to fund $12.6 million of investments in property, plant and equipment, $2.9 million for the February 18 purchase of the Anford cable tray business in Canada, and $10.6 million for the first quarter dividend payment. The January 31 acquisition of the circuit breakers, safety switches and meter centers business from Eaton Corporation was financed by the issuance of $16.1 million of Thomas & Betts common stock.

     Total debt (current and long-term) represented 45.6 percent of total capitalization (shareholders' equity and total debt) at April 3, 1994, compared to 46.7 percent at January 2, 1994, and
48.9 percent at April 4, 1993. The corporation maintains a portfolio of marketable securities and cash equivalents in Puerto Rico, which at April 3, 1994 was valued at $79.7 million compared to $91.2 million at January 2, 1994, and $79.1 million at April 4, 1993. Although these investments represent currently available funds, a portion is held to obtain favorable, partially tax-exempt status on earnings generated in Puerto Rico.

                          PART II.  OTHER INFORMATION

                           THOMAS & BETTS CORPORATION



Item 5.  Other Information

          RATIO OF EARNINGS TO FIXED CHARGES
                      For the
                      Quarter
                       Ended           For the Years Ended
                      April 3  Jan 2          December 31
                       1994    1994   1992    1991    1990    1989
Ratio of earnings
 to fixed charges(1)    3.5x   3.0x   2.6x    5.0x    5.4x    6.6x

(1) The ratio of earnings to fixed charges represents the number of times fixed charges are covered by earnings. For purposes of computing this ratio, earnings consist of earnings before income taxes, plus fixed charges. Fixed charges consist of interest expense and such portion of rental expense which the Corporation estimates to be representative of the interest factor attributable to such rental expense. See Exhibit 12.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  List of Exhibits

          (12)  Computation of Ratio of Earnings to Fixed Charges.

                        THOMAS & BETTS CORPORATION


                                Signatures



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THOMAS & BETTS CORPORATION
                                            (Registrant)



DATE:  May 17, 1994                 /s/ Ronald P. Babcock
                                  Ronald P. Babcock
                                  Vice President-Finance


DATE:  May 17, 1994                 /s/ James D. Hay
                                  James D. Hay
                                  Vice President-General Counsel