Form 10-Q
period 1994-07-03
THOMAS & BETTS CORP
filed 1994-08-17
CIK 97854

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended           July 3, 1994
                               OR

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Par Value $ .50           19,424,622
 (Title of each class)         (Outstanding at July 31, 1994)

                   THOMAS & BETTS CORPORATION

                              INDEX


                                                             Page

PART I.   Financial Information:

          Consolidated Balance Sheet -
          July 3, 1994 and January 2, 1994 . . . . . . . . .    3

          Consolidated Statement of Earnings - Quarters
          and Six Months Ended July 3, 1994 and
          July 4, 1993 . . . . . . . . . . . . . . . . . . .    4

          Consolidated Statement of Cash Flows - Six Months
          Ended July 3, 1994 and July 4, 1993. . . . . . . .    5

          Notes to Consolidated Financial Statements . . . .    6

          Management's Discussion and Analysis of Results
          of Operations and Financial Condition. . . . . . .    9

PART II.  Other Information. . . . . . . . . . . . . . . . .   13

          Signatures . . . . . . . . . . . . . . . . . . . .   15

                 PART I.  FINANCIAL INFORMATION

                   THOMAS & BETTS CORPORATION
                   Consolidated Balance Sheet
                     (Thousands of Dollars)

                                           July 3,     January 2,
                                            1994         1994
ASSETS                                   (Unaudited)    (Audited)
Current Assets:
  Cash and cash equivalents               $   82,200  $   72,509
  Marketable securities                       38,109      31,543
  Receivables, net                           202,125     165,162
  Inventories:
    Finished goods                           104,454      97,795
    Work in process                           34,377      34,389
    Raw materials                             76,450      68,118
                                             215,281     200,302
  Deferred income taxes                       15,588      13,884
  Prepaid expenses                             7,947       5,691
Total Current Assets                         561,250     489,091

Property, plant, and equipment, at cost      611,373     571,275
  Less accumulated depreciation              301,507     275,271
    Net property, plant and equipment        309,866     296,004
Intangible assets - net                      305,033     311,059
Other assets                                  34,811      37,028

TOTAL ASSETS                              $1,210,960  $1,133,182

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term bank borrowings               $  21,025  $   20,539
  Current maturities of long-term debt         7,663       7,358
  Accounts payable                            99,687      81,571
  Accrued liabilities                         82,178      78,637
  Income taxes                                10,278       6,791
  Dividends payable                           10,734      10,569
Total Current Liabilities                    231,565     205,465

Long-term debt                               414,232     393,502
Other long-term liabilities                   25,771      28,615
Deferred income taxes                         27,210      24,768

Shareholders' Equity:
  Common stock                                 9,602       9,463
  Additional paid-in capital                 142,507     125,400
  Retained earnings                          357,110     348,597
  Valuation allow. for marketable securities   1,589           -
  Foreign currency translation adjustment      3,519         961
  Cost of treasury stock                      (2,145)     (3,589)
Total Shareholders' Equity                   512,182     480,832

TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                  $1,210,960  $1,133,182

See accompanying notes to consolidated financial statements.
/TABLE

                         THOMAS & BETTS CORPORATION
                     Consolidated Statement of Earnings
                           (Thousands of Dollars)
                                 (Unaudited)

                                     Quarter Ended         Six Months Ended
                                   July 3     July 4      July 3     July 4
                                    1994       1993       1994       1993
Net sales                         $295,815   $264,756   $578,652   $531,880

Costs and expenses:

  Cost of sales                    196,143    175,349    386,872    351,613
  Marketing, general and
    administrative                  59,234     55,693    114,320    111,615
  Research and development           6,428      5,740     12,576     11,467
                                   261,805    236,782    513,768    474,695

Earnings from operations            34,010     27,974     64,884     57,185

Other expense - net                  9,429     10,495     19,117     20,820

Earnings before income taxes        24,581     17,479     45,767     36,365

Income taxes                         8,481      5,244     15,790     10,910

Earnings before cumulative
  effect of change in accounting
  for income taxes                  16,100     12,235     29,977     25,455

Cumulative effect of change in
  accounting for income taxes            -          -          -      1,628

Net earnings                      $ 16,100   $ 12,235   $ 29,977   $ 27,083

Per share data:

  Earnings before cumulative
    effect of change in accounting
    for income taxes              $    .84   $    .65  $    1.57   $   1.35

  Cumulative effect of change in
    accounting for income taxes          -          -          -        .09

  Earnings per share              $    .84   $    .65   $   1.57   $   1.44

  Dividends declared per share    $    .56   $    .56   $   1.12   $   1.12

Average shares outstanding          19,164     18,835     19,082     18,811

See accompanying notes to consolidated financial statements.
/TABLE

                   THOMAS & BETTS CORPORATION
              Consolidated Statement of Cash Flows
                     (Thousands of Dollars)
                           (Unaudited)

                                                    Six Months
                                               July 3     July 4
                                                1994       1993
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings                                 $ 29,977   $ 27,083
Adjustments:
  Depreciation and amortization                30,566     29,354
  Cumulative effect of change in accounting
    for income taxes                                -     (1,628)
  Changes in assets and liabilities:
    Receivables                               (31,703)   (27,228)
    Inventories                                (6,479)   (10,100)
    Accounts payable                           16,879     18,967
    Accrued liabilities                         2,413     (7,688)
  Other                                           665      2,563
Net cash provided by operating activities      42,318     31,323

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of businesses (1)                     (2,913)         -
Purchases of property, plant and equipment        (29,314)(19,389)
Proceeds from sale of property, plant and
  equipment                                     6,867        987
Marketable securities acquired                (10,725)   (18,747)
Proceeds from matured marketable securities      8,622    25,109
Other                                               -       (713)
Net cash used in investing activities         (27,463)   (12,753)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in borrowings with original
  maturities less than 90 days                 20,769      6,779
Proceeds from long-term debt and other
  borrowings                                    3,400     24,071
Repayment of long-term debt and other
  borrowings                                   (6,866)   (30,080)
Stock options exercised                           994      3,124
Cash dividends paid                           (21,299)   (21,038)
Net cash used in financing activities          (3,002)   (17,144)

EFFECT OF EXCHANGE RATE CHANGES ON CASH        (2,162)     1,986

Net increase in cash and cash equivalents       9,691      3,412
Cash and cash equivalents at beginning of
  period                                       72,509     41,764
Cash and cash equivalents at end of period    $82,200   $ 45,176

Cash payments for interest                    $14,918   $ 15,818
Cash payments for taxes                       $ 7,247   $  9,841

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

                   THOMAS & BETTS CORPORATION
           Notes to Consolidated Financial Statements
                           (Unaudited)


1. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the financial position as of July 3, 1994 and January 2, 1994, and the results of operations and cash flows for the periods ended July 3, 1994 and July 4, 1993.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report to Shareholders for the fiscal year ended January 2, 1994. The results of operations for the period ended July 3, 1994 are not necessarily indicative of the operating results for the full year.

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

5. Effective January 3, 1994, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement required the Corporation to record certain of its "available-for-sale" securities on a fair market value basis rather than on an amortized cost basis. The impact of this change on the Corporation's July 3, 1994 balance sheet was to increase marketable securities by $2.2 million, to record them at fair market value, with an offsetting decrease of $0.6 million to the current deferred income tax asset and an increase of $1.6 million to shareholders' equity. The cost basis and fair market value of these available-for-sale securities at July 3, 1994 is (in thousands):

                     Amortized    Gross        Gross       Fair
                        Cost    Unrealized   Unrealized   Market
July 3, 1994           Basis      Gains        Losses     Value

Equity securities        1,407       1,038           -     2,445

Mortgage-backed
  securities            34,274       1,622        (432)   35,464

Other marketable
  securities               200           -           -       200

     Total              35,881       2,660        (432)   38,109

     There were no sales of available-for-sale securities during the quarter.

     The mortgage-backed securities held at July 3, 1994 have contractual maturities ranging from one to twenty-six years, with two-thirds maturing after ten years.

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

7. Subsequent Events. Subsequent to the close of the second quarter, the Corporation announced several transactions. On July 18, 1994, the Corporation sold its multilayer ceramic chip capacitor subsidiary, Vitramon Incorporated to Vishay Intertechnology, Inc. of Malvern, Pennsylvania, for approximately $184 million. This divestiture was reported on a Form 8-K filed July 29, 1994, which is incorporated herein by reference. On July 12, 1994, the Corporation entered into an agreement to purchase the entire minority interest (approximately 29%) of a non-controlling family group of Leviton Manufacturing Co., Inc. (Leviton), a leading manufacturer of wiring devices and other related products. On August 10, 1994, the Corporation closed the transaction and currently holds such minority interest in Leviton. The purchase is expected to be recorded under the equity method of accounting. On August 11, 1994, the Corporation acquired all of the outstanding stock of Commander Electrical Products, Inc., a metal box and fittings business in Canada for approximately $49 million from Eaton Corporation. The Corporation also announced its intention to exercise its option to purchase a plastic box business in the U.S. from Eaton Corporation for approximately $6 million.

                   THOMAS & BETTS CORPORATION
         Management's Discussion and Analysis of Results
              of Operations and Financial Condition


RESULTS OF OPERATIONS

     QUARTERLY COMPARISON

     Thomas & Betts Corporation reported higher sales and operating income for the second quarter of 1994. Sales for the quarter increased 12 percent to $295,815,000 compared to $264,756,000 for the second quarter last year. Earnings after income taxes of $16,100,000, or $.84 per share increased 32 percent compared to last year's $12,235,000 or $.65 per share. Earnings before income taxes rose 41 percent but the Corporation's 1994 tax rate has increased due to the tax law changes enacted in 1993 relating to income earned in Puerto Rico.

     The 12 percent increase in sales over the second quarter of 1993 resulted from a 15 percent increase in volume, offset by a 2 percent decline in pricing and a 1 percent decline in foreign currencies versus the U.S. dollar. Five percentage points of the volume gain compared to last year was attributable to incremental sales from the January 31 acquisition of a line of circuit breakers, safety switches and meter centers from Eaton Corporation in the U.S., and the February 18 acquisition of the Anford cable tray business in Canada.

     All divisions serving North American electrical markets reported sales that were equal to or greater than last year and posted a combined sales increase of 14 percent during the second quarter due to the acquisitions noted above coupled with continued improvement in construction markets. The Electrical Components and Heating/Mechanical/Refrigeration Divisions led the way with near 20 percent growth year over year.

     Sales by the Electronics Division, which encompasses North
America and the Far East, were 5 percent higher due to a 4 percent volume increase, a 1 percent price decline and a currency gain of 2 percent.

     Worldwide sales of Vitramon ceramic chip capacitors increased 11 percent due to volume gains that offset price reductions and weaker European currencies.

     European Division sales increased 4 percent, reversing a downtrend, due to an 18 percent volume gain that offset lower prices and lower currencies.

     Consolidated gross margin for the quarter, at 33.7 percent of sales, was about the same as last year in all divisions.

     Operating expenses for the second quarter were higher than the prior year due to the variable selling and shipping costs on the incremental sales volume and increased research and development expenditures. As a percent of sales, operating expenses were 22.2 percent of sales compared to 23.2 percent last year.

     Non-operating expenses during the quarter decreased $1.1 million from last year due to lower interest expense, higher investment income in Puerto Rico, and a gain on the sale of an idle office building in the U.K. The second quarter effective tax rate was 34.5 percent compared to 30.0 percent last year, the difference due to the reduction in the Puerto Rico exemption.

     YEAR-TO-DATE COMPARISON

     For the first six months of 1994, sales rose 9 percent to $578,652,000 and earnings after income taxes were up 11 percent to $29,977,000, or $1.57 per share. These compare with 1993 results of $531,880,000 and $27,083,000, or $1.44 per share respectively. Earnings before income taxes for the first half of 1994 rose 26 percent, but the Corporation's higher 1994 tax rate and the 1993 gain from the adoption of FASB 109 (Accounting for Income Taxes) held the net earnings gain to 11 percent.

     The 9 percent increase in sales over the first half of 1993 was the result of a 12 percent volume increase partially offset by a 2 percent price decrease and a 1 percent currency decrease.

     Sales by divisions serving the North American electrical markets increased 11 percent due to strength in most markets, the acquisition of circuit protection product lines from Eaton
Corporation in the first quarter of 1994, and the Corporation's
SIGNATURE SERVICE and Distributor/Manufacturer Integration programs.

     Electronics Division sales were up 5 percent with equal strength in the North America and Far East markets. Sales were strong in the professional electronics and automotive lines.

     Vitramon Division sales of ceramic chip capacitors increased
10 percent as healthy volume gains worldwide offset lower pricing.

     Higher second quarter volume in the European Division nearly erased the first quarter deficit against prior year results so year-to-date sales lag last year by only 2 percent.

     Year-to-date consolidated gross margin was 33.1 percent compared to 33.9 percent last year. Margins were down in the Electrical Components Division due to sales mix and in the European Division due to lower pricing and currencies.

     First half operating expenses were 21.9 percent of sales compared to 23.1 percent last year; increased research and development expenditures of $1.1 million were offset by a $1.2 million reduction in administrative expenses, primarily as a result of the consolidation of the administrative functions into the Memphis headquarters during the fourth quarter of 1993. Non-operating expenses were reduced $1.7 million due to lower interest expense and the gain on the sale of the idle office
facility in the U.K.   The effective tax rate for the first half
was 34.5 percent compared to 30.0 percent last year, the difference due to the reduction in the Puerto Rico exemption.

LIQUIDITY AND CAPITAL RESOURCES

     The Corporation continues and believes it will continue to fund its capital and operating needs with cash flows from operations, augmented by borrowings available under its revolving credit facility and from other sources. During the second quarter the Corporation spent a net of $10.0 million for investments in plant and equipment and $10.7 million for the second quarter dividend payment, offset by cash generated from operations of $15.0 million.

     On a year-to-date basis the Corporation had net capital additions of $22.4 million, dividend payments of $21.3 million, the $2.9 million purchase of the Anford cable tray business in Canada, offset by cash generated from operations of $42.3 million. The January 31 acquisition of the circuit breakers, safety switches and meter centers business from Eaton Corporation was financed by the issuance of $16.1 million of Thomas & Betts common stock.

     Subsequent to the close of the second quarter, Thomas & Betts announced several transactions, the net impact of which will increase the Corporation's capital resources. In July, the Corporation sold its Vitramon Incorporated multilayer ceramic chip capacitor subsidiary to Vishay Intertechnology, Inc. of Malvern, Pennsylvania, for approximately $184 million. The gain on the sale of Vitramon, net of transaction expenses, will approximate $60 million after taxes. The proceeds from this sale will be used to fund several strategic product acquisitions as well as reduce the Corporation's debt level. During July, the Corporation entered into an agreement to purchase a minority interest position (approximately 29%) in Leviton Manufacturing Company, Inc., a leading manufacturer of wiring devices and other related products; on August 10, 1994, the Corporation completed the purchase of the approximately 29% in exchange for cash and stock. On August 11, 1994, the Corporation acquired all of the outstanding stock of Commander Electrical Products, Inc., a metal electrical box and fittings business in Canada for approximately $49 million cash from Eaton Corporation. The Corporation also announced its intention to exercise its option to purchase a plastic electrical box business in the U.S. from Eaton Corporation for approximately $6 million cash.

                  PART II.  OTHER INFORMATION

                   THOMAS & BETTS CORPORATION



Item 4.   Submission of Matters to a Vote of Security Holders

     The following matters were voted upon at the Annual Meeting of Shareholders held on May 4, 1994, and received the votes set forth below:

     1. Each of the following persons nominated was elected to serve as director and received the number of votes set opposite his or her name:

                                   For         Withheld
     Raymond B. Carey, Jr.      15,553,878      803,270
     Ernest H. Drew             15,552,444      804,704
     T. Kevin Dunnigan          15,526,245      830,903
     Jeananne K. Hauswald       15,512,222      844,926
     Thomas W. Jones            15,509,581      847,567
     Robert A. Kenkel           15,509,283      847,865
     Clyde R. Moore             15,484,188      867,960
     J. David Parkinson         15,512,635      844,513
     Ian M. Ross                15,506,734      850,414
     William H. Waltrip         15,509,874      847,274

     2. A proposal to approve the Thomas & Betts Executive Incentive Plan received 15,108,918 votes for and 859,513 votes against, with 388,717 abstentions and no broker non-votes. The Plan is intended to provide key employees with an annual management incentive bonus based on objective, pre-establish criteria and performance targets.

     3.   A proposal to ratify the appointment of KPMG Peat
Marwick as independent public accountants received 16,279,536 votes for and 40,890 votes against, with 36,722 abstentions.

     Additional details regarding the above are contained in the 1994 Annual Shareholders Meeting proxy material.


Item 5.  Other Information

          RATIO OF EARNINGS TO FIXED CHARGES

                    For the Six
                      Months
                       Ended           For the Years Ended
                      July 3  Jan 2          December 31
                       1994    1994   1992    1991    1990    1989
Ratio of earnings
 to fixed charges(1)    3.6x   3.0x   2.6x    5.0x    5.4x    6.6x

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

Item 6.  Exhibits and Reports on Form 8-K

     (a)  List of Exhibits

          (12)  Computation of Ratio of Earnings to Fixed Charges.

     (b)  Reports on Form 8-K

          Form 8-K, filed July 29, 1994, reporting the Corporation's sale of its multilayer ceramic chip capacitor subsidiary, Vitramon Incorporated.

                   THOMAS & BETTS CORPORATION


                           Signatures



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THOMAS & BETTS CORPORATION
                                            (Registrant)



DATE:  August 17, 1994
                                  Ronald P. Babcock
                                  Vice President-Finance


DATE:  August 17, 1994
                                  James D. Hay
                                  Vice President-General Counsel