Form 10-Q
period 1994-10-02
THOMAS & BETTS CORP
filed 1994-11-16
CIK 97854

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         October 2, 1994
                               OR

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Par Value $ .50            19,580,315
 (Title of each class)         (Outstanding at October 2, 1994)

                   THOMAS & BETTS CORPORATION

                              INDEX


                                                             Page

PART I.   Financial Information:

          Consolidated Balance Sheet -
          October 2, 1994 and January 2, 1994. . . . . . . .    3

          Consolidated Statement of Earnings - Quarters
          and Nine Months Ended October 2, 1994 and
          October 3, 1993. . . . . . . . . . . . . . . . . .    4

          Consolidated Statement of Cash Flows - Nine Months
          Ended October 2, 1994 and October 3, 1993. . . . .    5

          Notes to Consolidated Financial Statements . . . .    6

          Management's Discussion and Analysis of Results
          of Operations and Financial Condition. . . . . . .    8

PART II.  Other Information. . . . . . . . . . . . . . . . .   11

          Signatures . . . . . . . . . . . . . . . . . . . .   12

                 PART I.  FINANCIAL INFORMATION

                   THOMAS & BETTS CORPORATION
                   Consolidated Balance Sheet
                     (Thousands of Dollars)

                                          October 2,   January 2,
                                            1994         1994
ASSETS                                   (Unaudited)    (Audited)
Current Assets:
  Cash and cash equivalents               $   88,974  $   72,509
  Marketable securities                       43,022      31,543
  Receivables, net                           185,347     165,162
  Inventories:
    Finished goods                            88,138      97,795
    Work in process                           29,779      34,389
    Raw materials                             71,804      68,118
                                             189,721     200,302
  Deferred income taxes                       36,380      13,884
  Prepaid expenses                             4,776       5,691
Total Current Assets                         548,220     489,091

Property, plant, and equipment, at cost      550,618     571,275
  Less accumulated depreciation              293,561     275,271
    Net property, plant and equipment        257,057     296,004
Intangible assets - net                      332,930     311,059
Investments and other assets                  74,388      37,028

TOTAL ASSETS                              $1,212,595  $1,133,182

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term bank borrowings               $  20,241  $   20,539
  Current maturities of long-term debt         4,280       7,358
  Accounts payable                           100,180      81,571
  Accrued liabilities                        116,633      78,637
  Income taxes                                36,297       6,791
  Dividends payable                           10,964      10,569
Total Current Liabilities                    288,595     205,465

Long-term debt                               321,423     393,502
Other long-term liabilities                   35,131      28,615
Deferred income taxes                         22,436      24,768

Shareholders' Equity:
  Common stock                                 9,809       9,463
  Additional paid-in capital                 167,885     125,400
  Retained earnings                          364,424     348,597
  Unrealized gain on marketable securities     1,359           -
  Foreign currency translation adjustment      3,809         961
  Cost of treasury stock                      (2,276)     (3,589)
Total Shareholders' Equity                   545,010     480,832

TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                  $1,212,595  $1,133,182

See accompanying notes to consolidated financial statements.
/TABLE

                         THOMAS & BETTS CORPORATION
                     Consolidated Statement of Earnings
                           (Thousands of Dollars)
                                 (Unaudited)

                                     Quarter Ended      Nine Months Ended
                                 October 2  October 3  October 2  October 3
                                    1994       1993       1994       1993
Net sales                        $281,767    $268,474  $860,419    $800,354

Costs and expenses:

  Cost of sales                   183,830     178,063   570,702     529,676
  Marketing, general and
    administrative                 57,368      56,132   171,688     167,747
  Research and development          5,088       5,659    17,664      17,126
  Amortization of intangibles       2,664       2,872     8,488       8,851
  Gain on sale of Vitramon        (99,075)          -   (99,075)          -
  Special charge                   89,643           -    89,643           -
                                  239,518     242,726   759,110     723,400

Earnings from operations           42,249      25,748   101,309      76,954

Other expense - net                 5,354       6,890    18,647      21,731

Earnings before income taxes       36,895      18,858    82,662      55,223

Income taxes                       18,618       5,657    34,408      16,567

Earnings before cumulative
  effect of change in accounting
  for income taxes                 18,277      13,201    48,254      38,656

Cumulative effect of change in
  accounting for income taxes           -           -         -       1,628

Net earnings                     $ 18,277    $ 13,201  $ 48,254    $ 40,284

Per share data:

  Earnings before cumulative
    effect of change in accounting
    for income taxes              $   .94    $    .70  $   2.51     $  2.05

  Cumulative effect of change in
    accounting for income taxes         -           -         -         .09

  Earnings per share             $    .94    $    .70  $   2.51    $   2.14

  Dividends declared per share   $    .56    $    .56  $   1.68    $   1.68

Average shares outstanding         19,438      18,860    19,216      18,827

See accompanying notes to consolidated financial statements.

/TABLE

                   THOMAS & BETTS CORPORATION
              Consolidated Statement of Cash Flows
                     (Thousands of Dollars)
                           (Unaudited)

                                               Nine Months Ended
                                                Oct 2      Oct 3
                                                1994       1993
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings                                   48,254     40,284
Adjustments:
  Depreciation and amortization                43,251     43,343
  Cumulative effect of change in accounting
    for income taxes                                -     (1,628)
  Gain on sale of Vitramon                    (99,075)         -
  Special charge                               89,643          -
  Deferred income taxes                       (26,814)     2,173
  Changes in operating assets and
    liabilities, net:
      Receivables                             (32,774)   (31,533)
      Inventories                             (11,811)   (12,639)
      Accounts payable                         23,332     18,897
      Accrued liabilities                         368     (7,518)
      Income taxes payable                     28,313      1,339
  Other                                         1,726      3,793
Net cash provided by operating activities      64,413     56,511

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of Vitramon                184,000          -
Purchase of and investments in businesses     (76,851)         -
Purchases of property, plant and equipment    (44,464)   (27,985)
Proceeds from sale of property, plant and
  equipment                                     7,168      1,167
Marketable securities acquired                (17,968)   (19,781)
Proceeds from matured marketable securities    12,888     32,063
Other                                          (1,428)    (1,023)
Net cash provided by (used in)
  investing activities                         63,345    (15,559)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in borrowings with
  original maturities less than 90 days        (8,457)     2,612
Proceeds from long-term debt and other
  borrowings                                    6,918     26,181
Repayment of long-term debt and other
  borrowings                                  (77,643)   (37,306)
Stock options exercised                         3,259      3,921
Cash dividends paid                           (32,032)   (31,593)
Net cash used in financing activities        (107,955)   (36,185)

EFFECT OF EXCHANGE RATE CHANGES ON CASH        (3,338)     1,885

Net increase in cash and cash equivalents      16,465      6,652
Cash and cash equivalents at beginning of
  period                                       72,509     41,764
Cash and cash equivalents at end of period   $ 88,974   $ 48,416

Cash payments for interest                   $ 23,051   $ 25,898
Cash payments for taxes                      $ 28,990   $ 12,610
Common stock issued for acquisitions         $ 39,289   $      -

See accompanying notes to consolidated financial statements.
/TABLE

                   THOMAS & BETTS CORPORATION
           Notes to Consolidated Financial Statements
                           (Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals, except for the special charge) necessary for the fair presentation of the financial position as of October 2, 1994 and January 2, 1994, and the results of operations and cash flows for the periods ended October 2, 1994 and October 3, 1993.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report to Shareholders for the fiscal year ended January 2, 1994. The results of operations for the period ended October 2, 1994 are not necessarily indicative of the operating results for the full year.

     The 1993 presentation of amortization of intangibles in the statement of earnings has been reclassified to conform to the 1994 method of presentation.

3. Earnings per share are computed by dividing net earnings by the weighted average shares of common stock outstanding during the reporting period. The effect on earnings per share resulting from the assumed exercise of outstanding stock options is not material.
4. Effective January 3, 1994, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Postemployment Benefits". The adoption of SFAS No. 112 had no material impact on the Corporation's financial position or results of operations.

5. Effective January 3, 1994, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement required the Corporation to record certain of its "available-for-sale" securities on a fair market value basis rather than on an amortized cost basis. The impact of this change on the Corporation's balance sheet as of the adoption date was to increase marketable securities by $2.8 million, to record them at fair market value, with an offsetting decrease of $1.1 million to the current deferred income tax asset and an increase of $1.7 million to shareholders' equity. The fair market value of these available-for-sale securities at October 2, 1994 is $2.3 million in excess of cost.

6. Acquisitions. On January 31, 1994, the Corporation purchased certain assets (primarily inventories and equipment) from Eaton Corporation relating to the manufacture, sale and distribution of circuit breakers, safety switches, and meter centers in exchange for $14.3 million of Thomas & Betts common stock, after purchase price adjustments. On February 18, 1994, the Corporation purchased certain assets (primarily inventories and equipment) relating to the manufacture, sale, and distribution of the Anford Inc. (Canada) cable tray business for $2.9 million in cash. On August 11, 1994, the Corporation acquired from Eaton Corporation all of the outstanding stock of Commander Electrical Products, Inc., an electrical metal outlet box and fittings business in Canada, for $49 million in cash. These acquisitions were accounted for using the purchase method of accounting, and therefore, the accompanying financial statements include the accounts of these businesses since the dates of acquisition.

     On August 10, 1994, the Corporation purchased a minority interest (approximately 29 percent) in Leviton Manufacturing Co., Inc. (Leviton), a leading manufacturer of wiring devices and other related products for approximately $50 million with a combination of common stock and cash. The investment is expected to be accounted for under the equity method.

     The Corporation has also announced its intention to exercise its option to purchase a plastic electrical outlet box business in the U.S. from Eaton Corporation for approximately $6 million. The transaction is expected to be completed during the fourth quarter of 1994.

7. Divestitures and Restructuring. After a thorough review of its operations and of changing market conditions, the Corporation in the third quarter of 1994 initiated several major actions to optimize operations and improve future profitability.

     In July, the Corporation sold its multilayer ceramic chip capacitor subsidiary, Vitramon, Incorporated, for $184 million in cash and realized a $99.1 million pre-tax gain.

     In September, the Corporation recorded a special charge of $89.6 million for restructuring and other actions to consolidate and realign manufacturing facilities, operations and service processes, to provide for the discontinuance of certain products, to reduce its overhead structure, and to reduce the carrying value of certain previously vacated facilities. The restructuring will impact the Corporation's operations in North America, Europe, and the Far East. Approximately $44 million of the charge will result in cash expenditures with the remaining $46 million for non-cash asset write downs.

     Approximately $11 million of the charge was provided for the write-down of previously vacated facilities to their current estimated net realizable value, approximately 60% of which will be non-cash asset write downs with the remainder in cash, mainly for lease and other carrying costs. The $79 million for restructuring includes non-cash charges of $40 million related principally to impairment of carrying values of plant, equipment, and inventory of facilities to be closed or realigned and products to be discontinued. Estimated future cash costs provided for include approximately $16 million for severance benefits and other employee termination costs, $14 million for carrying costs and environmental clean-up of facilities to be closed, and $9 million for other related costs. Most of the cash cost of the restructuring will be incurred in 1995; it is currently estimated that $13 million related to environmental clean-up and carrying costs for facilities to be closed will be incurred after 1995.

                   THOMAS & BETTS CORPORATION
         Management's Discussion and Analysis of Results
              of Operations and Financial Condition


RESULTS OF OPERATIONS

     QUARTERLY COMPARISON

     Thomas & Betts Corporation reported higher sales and income for the third quarter of 1994. Sales for the quarter increased 5 percent to $281,767,000 compared to $268,474,000 for the third quarter last year. Earnings after income taxes of $18,277,000, or $.94 per share increased 38 percent compared to last year's $13,201,000 or $.70 per share.

     The 5 percent increase in sales over the third quarter of 1993 resulted from an 8 percent increase in volume and a 1 percent increase in foreign currencies versus the U.S. dollar offset by a 4 percent net decrease attributable to acquisition/divestiture activities. Acquisition sales added an incremental 5 percent to sales while the divestiture in mid-July of the Vitramon subsidiary reduced sales by 9 percent.

     The divisions serving North American electrical markets reported a combined sales increase of 16 percent during the third quarter. Continuing strength in most of their markets added 8 percent to sales, acquisitions added 7 percent and pricing accounted for 1 percent of the increase. The Electrical Components, Heating/Mechanical/Refrigeration, and International divisions turned in particularly good sales gains.

     Sales by the Electronics/OEM Division, which serves North
America and the Far East markets, were 8 percent higher due to a 6 percent volume increase and a currency gain of 2 percent.

     European Division sales continued their improvement and were up 18 percent due to a 20 percent volume gain and 6 percent currency gain that offset lower prices.

     Consolidated gross margin for the quarter, at 34.8 percent of sales, improved one percentage point from last year's 33.7 percent primarily due to manufacturing cost reductions and favorable volume-related factory overhead absorption.

     Operating expenses for the quarter were only slightly higher than the prior year due to volume-driven variable selling and shipping costs. As a percent of sales, operating expenses were
23.1 percent compared to 24.1 percent last year. These percentages reflect the classification of amortization of intangibles as a component of operating earnings in both periods.

     Other expenses during the quarter decreased $1.5 million from last year due to lower net interest expense resulting from the application of net divestiture/acquisition funds to pay down debt. The third quarter effective tax rate of 50.5 percent reflects a non-recurring increase relating to the sale of the Vitramon subsidiary. The fourth quarter tax rate is expected to be close to the first half rate of 34.5 percent. The remaining increase in the 1994 tax rate over the 30 percent rate in 1993 is due to lower statutory benefits from the Corporation's Puerto Rico operations.

     As more fully described in notes to the third quarter consolidated financial statements, the Corporation initiated certain major actions to optimize its operations. These actions, which included the sale of its Vitramon subsidiary and a significant restructuring of operations, offset each other on an after-tax basis.

     The significant variation in the deferred income taxes in the balance sheet and statement of cash flows is due principally to the recording of future tax benefits associated with the special charge. The variation in the income taxes payable balance is due principally to taxes relating to the sale of the Vitramon subsidiary. Variations in other balance sheet and cash flow line items, when adjusted for acquisitions, divestitures and the distribution of the special charge, are consistent with the prior period, considering increased sales and production, and seasonality.

     YEAR-TO-DATE COMPARISON

     For the first nine months of 1994, sales rose 8 percent to $860,419,000 and earnings after income taxes were up 20 percent to $48,254,000, or $2.51 per share. These compare with 1993 results of $800,354,000 and $40,284,000, or $2.14 per share respectively. The 1993 earnings per share for the period included a 9 cent gain from the adoption of SFAS 109 (Accounting for Income Taxes).

     The 8 percent increase in sales over the first nine months of 1993 was the result of an 8 percent volume increase, 1 percent price decrease, and 1 percent net increase attributable to 1994 acquisition/divestiture activities. Acquisitions added an incremental 4 percent to revenues while the mid-July divestiture of the Vitramon subsidiary reduced sales by 3 percent.

     Sales by divisions serving the North American electrical markets increased 13 percent due to continuing strength in most markets which added 6 percent volume, acquisitions which added another 6 percent, and price increases of 1 percent.

     Electronics/OEM Division sales were up 6 percent with strength in both North American and Far East markets; volume was up 4 percent and currency gains added 2 percent.

     In the European Division, higher volume in the second and third quarters resulted in year-to-date sales 4 percent above last year. Volume increases of 14% have been partially offset by pricing.

     Year-to-date consolidated gross margin of 33.7 percent is essentially equal to last year's 33.8 percent.

     Year-to-date operating expenses, including amortization of intangibles, increased 2 percent. As a percent of sales, these expenses decreased from 24.2 percent last year to 23.0 percent this year due principally to a reduction in administrative expenses from the consolidation of administrative functions into the Memphis headquarters during the fourth quarter of 1993.

     Other expense was reduced $3.1 million primarily due to lower net interest expense resulting from the application of net divestiture/acquisition funds to pay down debt. The effective tax rate for the nine months was 41.6 percent compared to 30.0 percent last year, the difference due to the non-recurring rate increase relating to the sale of Vitramon coupled with the lower statutory benefits from the Corporation's Puerto Rico operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Corporation believes it will continue to fund its capital and operating needs with cash flows from operations, augmented by borrowings available under its revolving credit facility and from other sources. During the first three quarters of 1994, the Corporation has made several strategic investments, including the January 1994 asset acquisition from Eaton Corporation, the February 1994 Anford Inc. asset acquisition; the August 1994 acquisition of the stock of Commander Electrical Products, Inc.; and the August 1994 investment in Leviton Manufacturing Co., Inc. The total purchase price for these investments was approximately $116 million, which was comprised of $77 million cash and the remainder in the Corporation's common stock. In addition to these investments, significant uses of cash in 1994 have included net fixed asset additions of $37 million, net reductions of indebtedness of $79 million, and payment of common stock dividends of $32 million. These uses of cash were funded by cash flows from operations and the net proceeds from the sale of Vitramon.

     The Corporation has also announced its intention to exercise its option to purchase a plastic electrical outlet box business in the U.S. from Eaton Corporation for approximately $6 million.
 The transaction is expected to be completed during the fourth quarter of 1994.

     As more fully described in notes to the third quarter 1994 consolidated financial statements, the special charge recorded in September, 1994 will require cash outlays of approximately $44 million, the majority of which will be expended in 1995. In addition, capital spending of $25 million for projects relating to this optimization effort and $6 million of cash implementation expenses are planned over the next two years. The Corporation believes that the actions will result in depreciation, amortization, labor and overhead savings of approximately $8 million in 1995 and over $20 million annually in subsequent years.

                  PART II.  OTHER INFORMATION

                   THOMAS & BETTS CORPORATION






Item 5.  Other Information

          RATIO OF EARNINGS TO FIXED CHARGES

                   For the Nine
                     Months
                     Ended            For the Years Ended
                   October 2   Jan 2          December 31
                    1994      1994   1992    1991    1990    1989
Ratio of earnings
 to fixed charges(1)  4.3x    3.0x   2.6x    5.0x    5.4x    6.6x

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

Item 6.  Exhibits and Reports on Form 8-K

     (a)  List of Exhibits

          (12)  Computation of Ratio of Earnings to Fixed
Charges.

     (b)  Reports on Form 8-K

          Form 8-K , filed July 29, 1994, reporting the
          Corporation's sale of its multilayer ceramic chip capacitor subsidiary, Vitramon Incorporated.

          Form 8-K, filed September 19, 1994, reporting a special charge against earnings.

                   THOMAS & BETTS CORPORATION


                           Signatures



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THOMAS & BETTS CORPORATION
                                            (Registrant)



DATE:  November 16, 1994            /s/ Ronald P. Babcock
                                  Ronald P. Babcock
                                  Vice President-Finance


DATE:  November 16, 1994            /s/ Jerry Kronenberg

                                  Jerry Kronenberg
                                  Vice President-General Counsel