Form 10-K
THOMAS & BETTS CORP
filed 1995-03-31
CIK 97854

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          [FEE REQUIRED]
          For the fiscal year ended January 1, 1995
          OR
[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          For the transition period from                    to


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
  (Address of principal executive offices)   (Zip Code)
Registrant's telephone number, including area code:(901) 682-7766 Securities registered pursuant to Section 12(b) of the Act:
                                        Name of each exchange on
     Title of each class                    which registered
     Common Stock, Par Value $.50       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by
nonaffiliates of the registrant as of February 3, 1995:
$1,304,525,743
(For purposes of this filing only, the registrant classified all executive officers and directors as affiliates).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Class                    Outstanding at February 3, 1995
Common Stock, Par Value $.50  19,631,435 Shares

           DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE
                                   Form 10-K Part Into Which the
Document or Part Thereof           Document is Incorporated
1994 Annual Report to Shareholders Part I, Item 1
                                   Part II, Items 5-8
                                   Part IV, Items 14(a)(1)
1995 Proxy Statement               Part III, Items 10-13

                                  PART I

ITEM 1.   DESCRIPTION OF BUSINESS
          (Items either not applicable or not material have been excluded.)

(a) (c)   General Development and Narrative Description of
          Business

     Thomas & Betts Corporation ("the Corporation") designs, manufactures and markets a broad line of electrical and electronic connectors and components as well as other related products for worldwide construction and original equipment manufacturer ("OEM") markets. In North America, the Corporation is one of the largest manufacturers of electrical connectors and accessories for industrial, commercial and residential construction, renovation, and maintenance applications and is a leading supplier of transmission poles, towers and industrial lighting products to the utility and telecommunications industries. The Corporation is also a worldwide designer and manufacturer of electronic connectors and flat cable, which are sold primarily to OEMs in the automotive, computer, office equipment, test equipment, instrumentation, industrial automation and telecommunications industries.

     The Corporation was established in 1898 as a sales agency for electrical wires and raceways and was incorporated in New Jersey in 1917, where it maintained its corporate headquarters until relocated at the end of 1993 to Memphis, Tennessee, the principal business site of the Corporation's operations. It has expanded its business and product line through internal development and acquisitions. The 1992 acquisition of FL Industries Holdings, Inc., whose operating business was known as American Electric, and ten other product line acquisitions since then (four in 1994), represent a continuation of the Corporation's strategy to expand its product line and markets served and to enhance customer service. The Corporation acquired American Electric for consideration totaling $436.8 million. American Electric was a leading manufacturer of a broad range of electrical products and accessories for industrial and construction, utility and retail markets.

     Since the beginning of 1994, the Corporation has supplemented internal product development efforts with four acquisitions: a circuit protection product line ($30 million in annualized sales); a Canadian cable tray product package ($10 million in sales); Commander Electrical Products, Inc., a Canadian manufacturer of electrical outlet boxes ($35 million in sales); and Union non-metallic electrical outlet boxes ($20 million in sales). The Corporation also purchased a 29 percent interest in privately held Leviton Manufacturing Co., Inc., the largest U.S. manufacturer of wiring devices.

     In the third quarter, the Corporation announced a major effort to upgrade and streamline its operations. As a result, a $79 million pre-tax restructuring charge for optimizing operations was recorded. The funding for the acquisitions, investment in Leviton and our initiative to improve operations came in part from the sale of the Vitramon ceramic chip capacitor division in July 1994.

     The Corporation currently operates in three business segments: Electrical Construction Components, Electronics/OEM Components and Other Products and Components (principally heaters, utility electrical components, transmission poles and towers, and telecommunication components).

     The Electrical Construction components are manufactured and assembled at facilities located in the United States, Puerto Rico, Canada, and Mexico and are sold primarily in North America. The Electronics/OEM components are manufactured at facilities in the United States, Europe, Mexico, Japan, and Singapore and are sold in North America, Europe, and Asia. The Other Products are manufactured in the U.S. and sold primarily in North America.

     The Corporation's products are sold worldwide through electrical and electronic distributors and directly to OEMs and other end users. No one of the Corporation's end users or distributors accounted for more than 4% of the Corporation's 1994 net sales.

     The Corporation generally considers electrical construction components to be those that connect, terminate, protect and manage raceways, wires and cables for the distribution of electrical power, and considers electronic/OEM components to be those that carry electronic data, voice and video signals.

     The Corporation's electrical components include fittings and accessories for electrical raceways, crimp and mechanical connectors for small wires and power cables, metal switch and outlet boxes, wire fastening devices and markers, insulation products, metal framing, and lighting fixtures. Acquisitions in 1994 added cable trays, circuit breakers, safety switches, meter centers, non-metallic outlet boxes and additional metallic outlet boxes to the Corporation's electrical product offering. The Corporation's electrical components are used in industrial, commercial and residential construction markets. The Corporation also manufactures electrical components for retail consumer use.

     The Corporation's electronic components include connectors for use both inside equipment and for interconnecting equipment, as well as related components used on printed circuit boards such as electronic connectors. The Corporation manufactures electronic components for the automotive, computer, office equipment, test equipment, instrumentation, and industrial automation industries.

     The Corporation's Other Products and Components include electrical components for the utility and heating, mechanical and refrigeration ("HMR") markets, transmission and distribution poles and lattice steel transmission towers, telecommunication splice enclosures, connectors, and heaters and other components.

     ELECTRICAL CONSTRUCTION COMPONENTS

     The Corporation sells its electrical components to industrial, commercial and residential construction customers. The Corporation's electrical construction components market includes industrial, commercial and residential construction and renovation companies, electrical contractors, and maintenance and repair operations. The Corporation has thousands of customers, and no single end user, distributor or retailer accounted for more than 4% of the Corporation's 1994 sales. Total Electrical Construction Components sales were $526.5, $453.0, and $441.5 million and 49%, 47% and 47% of the Corporation's total sales for 1994, 1993 and 1992, respectively.

     The Corporation designs, manufactures and markets thousands of different electrical connectors, components and other products for industrial, commercial and residential construction applications, including (i) fittings and accessories for electrical raceways; (ii) fastening products, such as plastic and metallic ties for bundling wire and flexible tubing; (iii) terminals for small wires and power cables; (iv) power connectors, such as compression and mechanical connectors for high current power and grounding applications; (v) indoor and outdoor switch and outlet boxes, covers and accessories; (vi) floor boxes; (vii) metal framing, used as structural supports for conduits, cable trays, electrical enclosures and lighting raceways; (viii) ground rods and clamps; (ix) products for outdoor security, roadway and adverse and hazardous location lighting; (x) circuit breakers, safety switches and meter centers; and (xi) other products, including insulation products, wire markers, multiple outlet centers and application tooling products.

     The Corporation markets its electrical components under various brand names. These brand names and the related products include THOMAS & BETTS and T&B electrical products and electricians supplies products, TY-RAP and TY-FAST cable ties, STA-KON terminals, STEEL CITY indoor switch and outlet boxes, covers, floor boxes and conduit fittings, IBERVILLE outlet boxes, covers, and rough-in fittings, PERFECT-LINE outdoor lampholders and boxes and covers, BLACKBURN and COLOR-KEYED power connectors and grounding devices, T&B wire connectors, tools and accessories, KINDORF and SUPERSTRUT metal framing products, AMERICAN ELECTRIC LIGHTING and HAZLUX lighting products, UNION outlet boxes, THOMAS & BETTS and ZIMSCO circuit breakers, safety switches and meter centers, T&B, CANSTRUT, and ELECTROTRAY cable tray, ELECTRIPAK lighting and multiple outlet centers and certain other electrical products.

     In North America, the Corporation's components for industrial, commercial and residential construction customers are sold through electrical distributors and retail outlets such as home centers and mass merchants. The Corporation has relationships with over 2,000 national, regional and independent distributors and buying groups with locations across North America. The Corporation has a network of factory and independent sales representatives who work with distributors, end users and retail outlets to increase demand for its products.

     The Corporation believes that it has strong relationships with its distributors as a result of the breadth and quality of its product line, innovative service programs, product innovation, competitive pricing and brand name recognition among its customers.

     The Corporation also manufactures and distributes its components internationally. Certain of the Corporation's standard components are sold in countries where they conform to the applicable local electrical requirements, while other components are specially designed and manufactured to conform to local standards. The Corporation also markets electrical components through offshore sales agents and domestic exporters.

     ELECTRONIC/OEM COMPONENTS

     The Corporation is a worldwide designer, manufacturer and marketer of electronic connectors, flexible interconnects, flat cable, premises wiring management components and other components. Total Electronic/OEM Components sales were $250.4, $238.4 and $250.9 million and 23%, 25% and 27% of the
Corporation's total sales for 1994, 1993 and 1992, respectively.

     The Corporation's electronic components are sold primarily to OEMs in the automotive, information services, office equipment, test equipment, instrumentation, industrial automation and telecommunications businesses, commercial offices, with the remainder of the components going to others such as electronic distributors and contractors. No single end user or distributor of the Corporation's electronic components accounted for more than 3% of the Corporation's 1994 net sales.

     The Corporation sells a variety of electronic/OEM components including: (i) printed circuit connectors; (ii) IDC connectors for mass termination of flat cables; (iii) custom engineered connectors for automotive and professional electronics applications; (iv) flexible interconnects, flat cables and assemblies for automotive and other applications; (v) cable ties;
(vi) terminals; (vii) D-subminiature connectors, a broad group of industry standard connectors; and (viii) modular voice and data connectors, twinax and coax connectors, baluns, patch panels, jack and wall plates and related components for use in mainframe-to-terminal systems and personal computer-based local area networks in commercial properties. These components are sold under various brand names, including T&B electronic connectors, ANSLEY IDC flat cable and connectors, FLEXSTRIP jumpers, TY-RAP and TY-FAST cable ties and HOLMBERG D-subminiature and card edge connectors, and NEVADA WESTERN, ARMIGER, OMNI and EPITOME premises wiring brand names.

     The Corporation, both in the United States and internationally, designs and produces highly engineered electronic components, including both standard components and specifically designed components for end user applications. Many of the components specifically designed for end user applications are developed jointly with the customer. In certain instances, the Corporation is the sole supplier for customer-specific components which may also become standard components for similar applications. Components sold to information service customers enable them to use economical unshielded two-stick pair telephone wiring instead of the more expensive alternatives.

     In North America, the Corporation sells its standard components through electronic distributors and direct, while providing customer-specific components directly to major OEMs. The Corporation sells through national, regional and local distributors serving a large customer base.

     The Corporation also manufactures and markets its electronic/OEM components internationally, with design, manufacturing and distribution capabilities in Europe and the Pacific Region. In Europe, as in North America, electronic/OEM components are sold primarily to automotive, computer, office equipment, test equipment, instrumentation, industrial automation and telecommunications markets and certain of the electronic components are developed and manufactured for specific customer applications.

     There has been a trend on the part of OEM customers to reduce their number of preferred suppliers, focusing on companies that can meet quality and delivery standards and that have a global presence, a broad product package, strong design capability and competitive prices. The Corporation has achieved a preferred supplier designation from many of its most important OEM customers for electronic components and continues to seek this preferred status from other accounts.

     OTHER PRODUCTS AND COMPONENTS

     The Corporation sells its other products and components, comprised of heating products, transmission poles and towers, telecommunication components and other components, through distributors and end users. Total Other Products sales were $299.2, $266.1 and $247.2 million and 28%, 28% and 26% of the
Corporation's total sales for 1994, 1993 and 1992, respectively.

     Heating Products

     The Corporation designs, manufactures and markets heating products for nonresidential end uses such as commercial and industrial buildings. There are thousands of customers for the Corporation's heating products and no single end user or distributor accounted for more than 1% of the Corporation's 1994 net sales.

     Products include gas, oil and electric unit heaters, gas-fired duct furnaces, indirect and direct gas-fired make-up air heaters, and infrared heaters for the heating, ventilation and air conditioning ("HVAC") marketplace under the REZNOR brand name.

     The Corporation's products are sold through HVAC, mechanical, and refrigeration distributors in hundreds of locations in North America. HVAC, mechanical and refrigeration distributors are reducing their vendor base. The Corporation believes that the broad array of its heating products and the brand name recognition of REZNOR by its customers increase its attractiveness to HVAC, mechanical, and refrigeration distributors. The Corporation uses independent manufacturers' representative organizations in connection with its heating sales efforts in North America. REZNOR products are also marketed in Europe and the Pacific Region.

     Transmission and Distribution Poles and Towers

     The Corporation designs, manufactures and markets transmission and distribution poles and towers for North American power and telecommunications companies. These products are primarily sold to five types of end users: investor-owned utilities; cooperatives, which purchase power from utilities and manage its use; municipal utilities; cable television operating companies; and telephone companies. The Corporation's utility and telecommunications customer base includes over 300 different companies and other entities. No single utility or telecommunications end user accounted for more than 1% of the Corporation's 1994 sales.

     The Corporation's products include tubular steel transmission and distribution poles and lattice steel transmission towers. The Corporation manufactures and sells its transmission towers and its transmission and distribution poles under the LEHIGH, POWER STRUCTURES, MEYER, and THOMAS & BETTS brand names. The Corporation believes that its sales of towers, poles and related products are enhanced by its ability to design and manufacture quality, customized products for specific purposes or locations.

     The Corporation's poles and towers are sold directly to end users and are custom manufactured according to a particular utility's specifications. Products must typically be pre-approved by the end user. The Corporation utilizes manufacturers' representative organizations throughout the United States in conjunction with its direct sales force to gain customer approvals. The Corporation also sells lattice towers and steel poles internationally.

     Telecommunication Components

     The Corporation designs, manufactures, and markets T&B aerial, pole, pedestal and buried splice enclosures, T&B connectors, KOLD-N-KLOSE encapsulation and sheath repair systems, TY-RAP cable ties, and specialty devices for cable television companies and telephone operating companies. These components are sold both directly to end users and through distributors. No single end user or distributor of the Corporation's telecommunication components accounted for more than 1% of the Corporation's 1994 net sales.

     Other Components

     The Corporation designs, manufactures and markets flood, roadway and security lighting fixtures; and connectors, grounding systems, fastening and metal framing components for North American power companies and HMR distributors. These products are primarily sold to four markets: investor-owned utilities; cooperatives, which purchase power from utilities and manage its use; municipal utilities; and HMR distributors. No single utility end user or distributor accounted for more than 1% of the Corporation's 1994 sales.

     The Corporation's other component products include BLACKBURN high-voltage connectors and grounding systems, and AMERICAN ELECTRIC LIGHTING roadway, security area lighting fixtures, SUPERSTRUT metal framing and TY-RAP and TY-FAST cable ties.

     The Corporation's other component products are sold both directly to end users and through distributors. Direct sales typically occur when products such as lighting fixtures are custom manufactured according to a particular utility's specifications. Otherwise products are usually sold through distributors that specialize in selling to utilities or heating contractors. The Corporation utilizes manufacturers' representative organizations throughout the United States in conjunction with its direct sales force to gain customer approvals.

     MANUFACTURING AND DISTRIBUTION

     The Corporation employs advanced processes in order to manufacture quality products. The Corporation's manufacturing processes include high-speed stamping, precision molding, machining, plating and automated assembly. The Corporation makes extensive use of computer-aided design and computer-aided manufacturing (CAD/CAM) software and equipment to link product engineering with its factories.

     The Corporation also utilizes other advanced equipment and techniques in the manufacturing and distribution process, including computer software for scheduling, material requirements, shop floor control, capacity planning, and the warehousing and shipment of products.

     The Corporation believes that its products enjoy a reputation for quality in the markets in which they are sold.
The Corporation has implemented quality control processes in its design, manufacturing, delivery and other operations in order to further improve product quality and the service level to customers. These techniques include just-in-time manufacturing programs for more efficient use of machine tools in manufacturing different products, statistical process control, statistical problem solving, and other processes related to the Corporation's SIGNATURE SERVICE DMI (Distributor/Manufacturer Integration) program.

     From its origin as a delivery guarantee, SIGNATURE SERVICE has evolved into a partnership for profitability that encompasses purchasing incentives, extensive marketing support, training, and service discounts. The number of distributor locations in the DMI program grew to several hundred in 1994, and by the end of 1995, the Corporation expects about half of its sales to electrical distributors will be to distributors in the SIGNATURE SERVICE DMI program. The DMI program is capable of handling both national and regional chains as well as the one-location distributor. Portions of the SIGNATURE SERVICE DMI program are being applied to another segment of the Corporation's business. Electronic data interchange, for example, is already standard for relationships with OEM's and electronic distributors, so DMI is also appropriate as an enhancement in this segment.

     The Corporation manufactures its products on a worldwide basis, with manufacturing operations throughout North America, in Europe and in the Pacific Rim.

     The Corporation purchases a wide variety of raw materials for the manufacture of its products, including metals such as brass, copper, aluminum, zinc, steel plate, steel strip, malleable iron castings, and resins. The Corporation's sources of raw materials and component parts are well established and are sufficiently numerous to avoid serious interruption of production in the event that certain suppliers are unable to provide raw materials and component parts.

     RESEARCH AND DEVELOPMENT

     The Corporation has research, development and engineering capabilities in each of the three regions of the world in which it operates in order to respond locally to its customers' needs and technological requirements. The Corporation believes that it has a reputation for innovation based upon its ability to develop quality, new and/or improved products that meet the specific application needs of its customers.

     The Corporation allocates significant resources to its research and development activities. The Corporation's research, development and engineering expenditures for the creation and application of new and improved products and processes, were $20.8 million, $18.7 million and $17.4 million for 1994, 1993 and 1992, respectively.

     The research and development activities of the Corporation are focused on specific product areas. Certain of the Corporation's recent new products and enhancements include connectors and enclosures for construction markets, terminators for high speed computer building wiring, special automotive connectors, fine pitch connectors, a new cable tie line, outdoor floodlights, gas-fired tubular infrared heaters and unit heaters for European markets, and closures for telecom circuits.

     PATENTS AND TRADEMARKS

     The Corporation owns approximately 1,099 active patents worldwide and has numerous patent applications currently pending. The Corporation has over 200 trademarks, including THOMAS & BETTS, T&B, TY-RAP, TY-FAST, STA-KON, ANSLEY, FLEXSTRIP, BLACKBURN, STEEL CITY, KINDORF, HAZLUX, AMERICAN ELECTRIC LIGHTING, COLOR-KEYED, SUPERSTRUT, PERFECT-LINE, REZNOR, ANCHOR METALS, LEHIGH, MEYER, NEVADA WESTERN, ELECTRIPAK, WESTLINE, HOLMBERG and ZINSCO. While the Corporation considers its patents and trademarks (including trade dress) to be valuable assets, it does not believe that its competitive position is dependent solely on patent or trademark protection or that its operations are dependent on any individual patent or trademark. The Corporation does not consider any of its licenses, franchises or concessions to be material to its business.

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

     EMPLOYEES

     As of January 1, 1995, the Corporation had approximately 7,400 full-time employees worldwide. As part of the restructuring announced in the third quarter of 1994, a total of approximately 350 salaried and 1,300 hourly jobs are expected to be eliminated at facilities to be closed or reconfigured while approximately 200 salaried and 1,250 hourly jobs are expected to be added at current or newly-opened facilities.

(b)  Financial Information About Industry Segments

     The Corporation operates in three industry segments.
Financial information by industry segment follows:

In thousands                                   1994       1993      1992
Net Sales:
Electrical Construction Components         $  526,534 $  453,022 $  441,472
Electronic/OEM Components                     250,419    238,363    250,893
Other Products and Components                 299,212    266,124    247,183
Total                                       1,076,165    957,509    939,548

Earnings from Operations before Restructuring:
Electrical Construction Components (1)         84,960     75,440    77,961
Electronic/OEM Components                      21,110     11,702    15,659
Other Products and Components (1)              26,644     24,268    23,683
General Corporate                             (29,137)             (24,352)  (15,956)
Total                                         103,577 (2) 87,058   101,347

Earnings from Operations:
Electrical Construction Components (1)         32,249    75,440     67,961
Electronic/OEM Components                      (2,027)   11,702     10,659
Other Products and Components (1)              24,813    24,268     23,683
General Corporate                             (30,469)  (24,352)  (15,956)
Total                                          24,566 (2) 87,058    86,347

Identifiable Assets:
Electrical Construction Components            474,655   386,416    363,100
Electronic/OEM Components                     208,441   209,836    232,762
Other Products and Components                 319,969   324,201    308,364
Discontinued Operations                             -    81,098     82,241
General Corporate                             205,147   131,631    130,596
Total                                       1,208,212 1,133,182  1,117,063

Capital Expenditures:
Electrical Construction Components             29,053    14,221     19,881
Electronic/OEM Components                      16,193     8,743     12,961
Other Products and Components                  10,025     5,033      4,983
Discontinued Operations                         7,797    10,511      9,202
General Corporate                               3,838        47        407
Total                                          66,906    38,555     47,434

Depreciation and Amortization:
Electrical Construction Components             22,431    20,676     16,068
Electronic/OEM Components                      16,621    15,234     18,082
Other Products and Components                  12,459    11,993     11,399
Discontinued Operations                         4,726     8,908      8,009
General Corporate                               2,021     1,095      1,173
Total                                      $   58,258 $  57,906 $   54,731

(1) Reflects the adoption of SFAS No. 109 "Accounting for Income Taxes" in 1993 which increased depreciation expense in both 1993 and 1994 by $1,822 in Electrical Construction Components and $981 in Other Products and Components.

(2)  Includes a write down of $1,359 in Electrical Construction
     Components, $2,475 in Other Products and Components and $6,798 in General Corporate for previously vacated facilities.

     Results of operations for all years have been reclassified to reflect Vitramon as a discontinued operation because of its sale in July 1994.

     Net sales comprise sales to unaffiliated customers;
intersegment sales are immaterial.

     Segment earnings from operations consist of net sales less cost of sales and operating expenses. General corporate expenses have not been allocated to segments.

     General corporate assets not allocated to segments are principally cash and investments, and in 1994 includes the Corporation's investment in Leviton Manufacturing Co., Inc..

(d) Financial Information About Foreign and Domestic Operations and Export Sales

     Information relating to operations in different geographic areas is presented in both Exhibit 13 hereto and in the Corporation's 1994 Annual Report to Shareholders on page 31, which is incorporated herein by reference. The risks attendant to these sales and profits are relatively small because the operations are in foreign countries that have relatively stable political systems. (See reference to peso devaluation in Financial Review presented in Exhibit 13 hereto under Item 7 and on page 18 of Annual Report, and reference to unhedged liabilities in Note 1 to the Consolidated Financial Statements under Foreign Exchange presented in Exhibit 13 hereto under Item 8 and on page 25 of Annual Report.) It is expected that the international markets will continue to provide sales growth in the future.

ITEM 2.   PROPERTIES

     The Corporation has total plant, office and warehouse space of approximately 6,377,000 square feet which is located in 72 locations in 19 states, the Commonwealth of Puerto Rico and 15 foreign countries composed of 4,090,000 square feet of manufacturing space and 1,514,000 square feet of office and distribution space and 773,000 sq. ft. of idle space.

     The following is a list of the Corporation's manufacturing locations by primary segment as of January 1, 1995:

                                                   Approximate area
                                 No. of             in square feet
Segment        Location        Facilities    Leased      Owned
Electrical Construction Components
               Arkansas          1          245,000
               California        1           36,320
               Georgia           2          160,000    157,818
               Mississippi       1                     236,652
               New Jersey        1                     420,000
               Ohio              1           39,680
               Oklahoma          1                     108,276
               Pennsylvania      3           51,804     57,097
               Puerto Rico       3          118,716     28,200
               Tennessee         3          125,000    457,000
               Canada            5           65,499    295,607
               Mexico            2          206,434

Electronic/OEM Components
               California        1          135,530
               South Carolina    2                      88,966
               England           2           17,000     28,200
               Luxembourg        1           26,544     43,246
               Singapore         1                      64,000
               Japan             2            9,205    240,240

Other Products and Components
               Pennsylvania      1                     217,450
               South Carolina    1                     110,000
               Texas             1                     136,172
               Wisconsin         1                     164,360

     The Corporation leases its corporate and divisional headquarters located in Memphis, Tennessee, which contain approximately 85,000 sq. ft. Principal sales offices and warehouses are located in 1,429,000 sq. ft. of property, over 90 percent of which is leased. In 1995, the Corporation expects to add 440,000 sq. ft. of distribution space.

     As part of the restructuring described in Item 1, approximately 1.4 million sq. ft. of the manufacturing and warehouse space is being closed in North America, Puerto Rico, Europe and the Far East with most closures occurring in North America. Within North America, the principal closure will be the Corporation's 420,000 sq. ft. of manufacturing space in Elizabeth, New Jersey. Also part of this effort is the addition of 1.1 million sq. ft. of manufacturing and warehouse space in North America, Puerto Rico and Europe, principally in North America, 300,000 sq. ft. of which has already been added.

     The Corporation has 773,000 sq. ft. of idle manufacturing and office space primarily in Missouri, Alabama, Pennsylvania, New Jersey and Michigan not included in the table above. In 1994, the Corporation recorded an $11 million operating charge to provide for losses on leases and to reduce owned facilities to their net realizable values.

ITEM 3.     LEGAL PROCEEDINGS

     The Corporation is subject to federal, state and local environmental laws and regulations, which govern the discharge of pollutants into the air, soil and water, as well as the handling and disposal of solid and hazardous wastes. The Corporation believes that it is currently in substantial compliance with all applicable environmental laws and regulations and that the costs of maintaining or coming into compliance with such environmental laws and regulations will not be material to the Corporation's financial statements.

     Owners and operators of sites containing hazardous substances, as well as generators of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for cleanup costs and damages arising out of past disposal activity. Such liability in many cases may be imposed regardless of fault or the legality of the original disposal activity. The Corporation is the owner or operator of various manufacturing facilities currently being investigated or remediated, including its closed facilities in Anniston, Alabama, and St. Louis, Missouri, and its current facility in Hager City, Wisconsin. In addition, the Corporation is investigating two manufacturing plants which were sold by American Electric prior to its acquisition by the Corporation, located in Medora, Indiana, and Monroe, Louisiana, that may require site remediation.

     The above facilities were purchased by American Electric from other parties between the years 1985 and 1988. At the time of these purchases, the sellers gave commitments for indemnification for environmental liabilities that occurred prior to the purchase of the facilities by American Electric. There can be no assurances that such indemnities will be honored, but the Corporation believes that the indemnities will be honored. Subsequent to the Corporation's acquisition of American Electric, the Corporation has entered into agreements with the sellers to cooperate with each other in resolving obligations in connection with the above-mentioned environmental issues.

     In addition, in early February 1995, the Corporation announced the closure of its Elizabeth, New Jersey, facility. As part of this closure, the Corporation is required to investigate and, if necessary, remediate contamination that may be identified at that location in accordance with New Jersey law.

     The Corporation has received notifications from the United States Environmental Protection Agency ("EPA") or similar state environmental regulatory agencies or private parties that the Corporation, along with others, may be potentially responsible for the remediation of twelve sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (the "Superfund" Act) or similar state environmental statutes. Pursuant to an agreement with ITT Corporation (ITT), ITT has to date assumed responsibility for its costs associated with pre-June 1985 contamination at five of these sites. The Corporation has assumed responsibility for its share of costs at six of these sites. Both ITT and the Corporation are currently defendants in a private cost-recovery action with respect to the one remaining site. The Corporation believes that any recovery will not be material.


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

     The Corporation is not able to predict with certainty the extent of its ultimate liability with respect to pending or future environmental matters. However, the Corporation does not believe that any such liability with respect to the aforementioned environmental matters would have a material adverse effect upon its financial statements.

     The Corporation has been named as defendant in various product liability and commercial legal actions arising from normal business activities. Although the amount of any ultimate liability with respect to such matters cannot be precisely determined, the Corporation does not believe any such liability would be material to its financial statements.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

Executive Officers of the Registrant

                                                            Date
                                                            Assumed
                                                            Present
    Name                 Position                 Age       Position
T. Kevin Dunnigan (1)    Chairman of the Board
                         and Chief Executive
                         Officer                  57        January 1992

Clyde R. Moore           President and Chief
                         Operating Officer        41        January 1994

Ronald P. Babcock (2)    Vice President -
                         Finance and Treasurer
                         (Chief Financial
                         Officer)                 59        January 1994

T. Roy Burton            President - Electronics/OEM
                         Division                 47        March 1994

Thomas A. Edmonds        President -
                         Utility Division         45        March 1994

William A. Fredrick      President -
                         Lighting Division        48        March 1994

Uberto Gamaggio          President - European
                         Division                 56        May 1993

Dominic J. Pileggi (3)   President - Electrical
                         Components Division      43        March 1994

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

               Mr. Fredrick was Vice President-Commercial and Industrial Lighting Group of the American Electric Division of FL Industries, Inc. (1988 to 1992) and Vice President and General Manager-Commercial and Industrial Lighting Group of Thomas & Betts Holdings, Inc. (1992 to 1994).

               Mr. Gamaggio was Managing Director of Baumann GmbH, Lichtenstein, from 1987 to 1993.

The executive officers were elected by the Board of Directors for a term which expires on May 3, 1995, the date of the next organizational meeting of the Board of Directors. Normally, officers are elected for one-year terms or until their successors have been elected. There exists no special arrangement or understanding regarding election to executive office other than that described herein. See Item 11 for information relating to Directors.

                                  PART II

ITEMS 5 THROUGH 8.

               Information required by Items 5 through 8 of Form 10-K is included in both Exhibit 13 hereto and in the Corporation's 1994
Annual Report to Shareholders which is incorporated herein by reference as indicated below:

                         Annual Report
               Item No.             Page

                  5        20 & 33
                  6        34&35
                  7        18-20
                  8        21-33

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                 PART III

ITEMS 10, 11, 12 and 13

               Registrant, on March 17, 1995 filed with the Securities and Exchange Commission a definitive Proxy Statement. Information required by Items 10, 11, 12 and 13 of Form 10-K, but not provided herein, is included in the Proxy Statement and is incorporated herein by reference. Certain of the information required with respect to executive officers is also set forth in
Part I of this report under the heading "Executive Officers of the Registrant."

                                  PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                      REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     (1) Financial statements.
         All financial statements as set forth under Item 8.

     (2) Financial statement schedules.
                                                         Page
                                                        Number


         II   Valuation and Qualifying Accounts           20
              Independent Auditors' Report on Financial
              Statement Schedule                          21

         All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

     (3) Exhibits (numbered in accordance with Item 601 of
         Regulation S-K)

         (12) Statements regarding Computation of Ratios (Ratio of earnings to fixed changes)

         (13) 1994 Annual Report to Shareholders

              Excerpts from the 1994 Annual Report to
              Shareholders are attached to the Form 10-K in
              Exhibit 13. If you have not received the Annual Report to Shareholders, you may obtain one by writing to the Investor Relations Department of the Corporation.

         (21) Subsidiaries of Registrant
                                                  Place of
      Name                                        Incorporation
Blackburn Electric Canada Inc.                    Canada
Challenger Caribbean Corporation                  Delaware
FL Amelec, Inc.                                   Texas
  Amelec S.A. de C.V.                             Mexico
  American Electric de Mexico, S.A. de C.V.       Mexico
Thomas & Betts Caribe, Inc.                       Delaware
Thomas & Betts FSC, Inc.                   U. S. Virgin Islands
Thomas & Betts Industries Co., Ltd.               Taiwan, R.O.C.
Thomas & Betts International, Inc.                Delaware
  Thomas & Betts Aktiebolag                       Sweden
  Thomas & Betts France                           France
  Thomas & Betts GmbH                             Germany
    Thomas & Betts GmbH & Company Kommanditgesellschaft  Germany
  Thomas & Betts Holdings (U.K.) Limited          United Kingdom
    Thomas & Betts Limited                        United Kingdom
    Thomas & Betts Manufacturing Limited          United Kingdom
  Thomas & Betts Hong Kong, Limited               Hong Kong
  Thomas & Betts Japan, Ltd.                      Japan
  Thomas & Betts (Luxembourg) S.A.                Luxembourg
  Thomas & Betts de Mexico S.A. de C.V.           Mexico
  Thomas & Betts Pty. Limited                     Australia
  Thomas & Betts (S.E. Asia) Pte. Ltd.            Singapore
  Thomas & Betts S.p.A.                           Italy
    Thomas & Betts S.A.                           Spain
Thomas & Betts Limited                            Canada
  T&B Commander Electrical Materials Inc.         Ontario, Canada
  Thomas & Betts (Ontario) Ltd.                   Canada

     All subsidiaries are included in the consolidated financial statements.

      (23) Auditors' Consent

     The following exhibits are omitted as they are incorporated by reference as indicated.

      (3)  Restated Certificate of Incorporation and By-Laws
           - See 1993 Form 10-K.

      (4) Instruments defining the rights of security holders, including indentures.

           -   Stock Purchase Agreement between Thomas & Betts
               Corporation and Vishay Intertechnology, Inc., dated July 12, 1994 - See Form 8-K filed July
               29, 1994.

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

      (10) Material Contracts
           -   1990 Stock Option Plan - See 1990 Form 10-K
           - Agreement and Plan of Merger by and among FL Industries Holdings, Inc. and the Shareholders thereof, the Corporation and TBC Acquisition Corp., dated as of November 13, 1991, as amended and restated - See Form 8-K filed November 19, 1991.
           - Credit Agreement dated as of December 19, 1991 among the Corporation, the banks listed therein and Morgan Guaranty Trust Company of New York as agent - See Exhibit 2.2 to Company's Amendment No. 1 to its Form S-3 Registration Statement No. 33-44153, as filed January 7, 1992.
           -   Executive Officer Employment Agreement Form -
               See 1992 Form 10-K
           -   1985 Stock Option Plan - See 1992 Form 10-K
           -   Restricted Stock Plan for Nonemployee Directors
               - See 1992 Form 10-K
           -   1988 Restricted Stock Incentive Plan - See 1993
               Form 10-K
           -   1993 Management Stock Ownership Plan - See 1993
               Form 10-K
           - Thomas & Betts Corporation Executive Incentive Plan - See 1994 Proxy Statement

(b) No report on Form 8-K was filed during the last quarter of 1994.

                                                                                     SCHEDULE II
                                                       THOMAS & BETTS CORPORATION
                                                   VALUATION AND QUALIFYING ACCOUNTS
                                   YEARS ENDED JANUARY 1, 1995, JANUARY 2, 1994 AND DECEMBER 31, 1992
                                                             (IN THOUSANDS)

                                                                             ADDITIONS
                                  BALANCE AT     CHARGED TO    CHARGED TO                      BALANCE
                                  BEGINNING       COST AND      OTHER                          AT END
     DESCRIPTION                  OF PERIOD      EXPENSES       ACCOUNTS      (DEDUCTIONS)    OF PERIOD
Year ended January 1, 1995:
  Allowance for doubtful accounts
    and cash discounts            $    5,292     $      837(1) $     (57)(2)  $    (1,516) (3)  $    4,556

Year ended January 2, 1994:
  Allowance for doubtful accounts
    and cash discounts            $    5,103      $   1,291(1)  $    127 (2)  $    (1,229) (3)  $    5,292

Year ended December 31, 1992:
  Allowance for doubtful accounts
    and cash discounts            $    4,068     $      845(1)  $    826 (2) $       (636) (3)  $    5,103

(1)  Includes provision of $1,133 in 1994, $1,286 in 1993, and $934 in 1992 for doubtful accounts.
     Remaining amounts represent net change in cash discount reserve and translation adjustments.
(2)  Balance acquired in business acquisitions.
(3)  Write-offs of uncollected accounts and divestiture of Vitramon balance of $655 in 1994.

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


The Shareholders and Board of Directors
Thomas & Betts Corporation:



     Under date of February 2, 1995, we reported on the consolidated balance sheets of Thomas & Betts Corporation and subsidiaries as of January 1, 1995 and January 2, 1994 and the related consolidated statements of earnings, cash flows, and shareholders' equity for each of the years in the three-year period ended January 1, 1995 as contained in the 1994 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG Peat Marwick LLP

Memphis, Tennessee
February 2, 1995

                                    SIGNATURES

     PURSUANT TO THE REQUIREMENTS TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS ANNUAL REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

THOMAS & BETTS CORPORATION

     Signature                Title                    Date
/s/ T. Kevin Dunnigan    Chairman of the Board,        March 30, 1995
(T. Kevin Dunnigan)      Chief Executive Officer
                         and Director

/s/ Clyde R. Moore       President, Chief Operating    March 30, 1995
(Clyde R. Moore)         Officer and Director

/s/ Ronald P. Babcock    Vice President - Finance and  March 30, 1995
(Ronald P. Babcock)      Treasurer (Chief Financial
                         Officer and Principal Accounting
                         Officer)

/s/ Jerry Kronenberg     Vice President - General      March 30, 1995
(Jerry Kronenberg)       Counsel

/s/ Raymond B. Carey, Jr. Director                     March 31, 1995
(Raymond B. Carey, Jr.)

/s/ Ernest H. Drew       Director                      March 31, 1995
(Ernest H. Drew)

                         Director                      March __, 1995
(Jeananne K. Hauswald)

/s/ Thomas W. Jones      Director                      March 30, 1995
(Thomas W. Jones)

/s/ Robert A. Kenkel     Director                      March 30, 1995
(Robert A. Kenkel)

/s/ Kenneth R. Masterson Director                      March 31, 1995
(Kenneth R. Masterson)

/s/ J. David Parkinson   Director                      March 30, 1995
(J. David Parkinson)

/s/ Ian M. Ross          Director                      March 30, 1995
(Ian M. Ross)

/s/ William H. Waltrip   Director                      March 31, 1995
(William H. Waltrip)