Form 10-Q
period 1995-04-02
THOMAS & BETTS CORP
filed 1995-05-17
CIK 97854

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      April 2, 1995
                                    OR

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Par Value $ .50           19,633,867
(Title of each class)           (Outstanding at April 30, 1995)

                                 THOMAS
                           & BETTS CORPORATION

                                   INDEX



                                                          Page


PART I.   Financial Information:

          Consolidated Balance Sheet -
          April 2, 1995 and January 1, 1995                3

          Consolidated Statement of Earnings
          - Quarters Ended April 2,1995
          and April 3, 1994                                4

          Consolidated Statement of Cash
          Flows - Quarters Ended April 2,
          1995 and April 3, 1994                           5

          Notes to Consolidated Financial
          Statements                                       6

          Management's Discussion and
          Analysis of Results of
          Operations and Financial
          Condition                                        7


PART II.  Other Information                               10

          Signatures                                      11

                         PART I.  FINANCIAL INFORMATION

                           THOMAS & BETTS CORPORATION
                           Consolidated Balance Sheet
                             (Thousands of Dollars)


                                                   April 2,   January 1,
                                                    1995         1995


                                                 (Unaudited)
(Audited)
ASSETS

Current Assets:
  Cash and cash equivalents                       $   40,669 $   69,671
  Marketable securities                               64,739     52,569
  Receivables, net                                   181,009    168,077
  Inventories:
    Finished goods                                   105,309     96,159
    Work in process                                   30,186     33,663
    Raw materials                                     88,716     68,600
                                                     224,211    198,422
  Deferred income taxes                               35,307     40,059
  Prepaid expenses                                     6,388      5,195
Total Current Assets                                 552,323    533,993

Property, plant, and equipment, at cost              566,864    547,099
  Less accumulated depreciation                      281,640    271,574
    Net property, plant and equipment                285,224    275,525
Intangible assets - net                              320,921    323,228

Investments and other assets                          75,513     75,466

TOTAL ASSETS                                      $1,233,981 $1,208,212


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term bank borrowings                       $   17,399  $ 15,355
  Current maturities of long-term debt                  2,689     3,304
  Accounts payable                                    117,976   118,052
  Accrued liabilities                                 105,900   116,875
  Income taxes                                         16,507    15,779
  Dividends payable                                    10,994    10,979
Total Current Liabilities                             271,465   280,344

Long-term debt                                        341,993   319,519
Other long-term liabilities                            40,979    40,408
Deferred income taxes                                  16,488    14,898

Shareholders' Equity:
  Common stock                                          9,827     9,822
  Additional paid-in capital                          169,745   169,291
  Retained earnings                                   378,692   373,011
  Unrealized gain on marketable securities              1,188       867
  Foreign currency translation adjustment               4,970     2,661
  Cost of treasury stock                               (1,366)   (2,609)
Total Shareholders' Equity                            563,056   553,043

TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                           $ 1,233,981 $1,208,212


See accompanying notes to consolidated financial statements.

                                    THOMAS
                              & BETTS CORPORATION

                       Consolidated Statement of Earnings
                             (Thousands of Dollars)
                                  (Unaudited)


                                                        Quarter Ended
                                                      April 2,  April 3,
                                                        1995    1994

Net sales                                             $302,595  $248,262

Costs and expenses:

  Cost of sales                                        202,000   166,986
  Marketing, general and administrative                 62,678    51,219
  Research and development                               5,484     5,056
  Amortization of intangibles                            2,478     2,913
                                                       272,640   226,174

Earnings from operations                                29,955    22,088

Other expense - net                                      5,056     6,791

Earnings from continuing operations before income taxes 24,899    15,297

Income taxes                                             8,224     5,033

Earnings from continuing operations                     16,675    10,264

Earnings from discontinued operations net of income
  tax expense of $2,276 in 1994                              -     3,613

Net earnings                                          $ 16,675  $ 13,877

Per share data:

  Earnings from continuing operations                $     .85  $    .54

  Earnings from discontinued operations                   -          .19

  Earnings per share                                 $     .85  $    .73

  Dividends declared per share                       $     .56  $    .56

Average shares outstanding                              19,619    19,019

See accompanying notes to consolidated financial statements.

                           THOMAS & BETTS CORPORATION
                      Consolidated Statement of Cash Flows
                             (Thousands of Dollars)
                                  (Unaudited)


                                                                Quarter Ended
                                                      April 2,   April 3,
                                                        1995       1994

CASH FLOWS FROM OPERATING ACTIVITIES

Earnings from continuing operations                  $ 16,675   $ 10,264

Adjustments:
  Depreciation and amortization                        13,749     12,514
  Deferred income taxes                                 6,387      1,131

  Changes in operating assets
   and liabilities:
    Receivables                                       (14,425)     (513)
    Inventories                                       (21,318)   (6,783)
    Accounts payable                                      (42)    2,193
    Accrued liabilities                               (11,947)   (3,129)

    Income taxes payable                                  728     5,347

  Cash from discontinued operations                         -     6,346

  Other                                                   (75)        2

Net cash provided by (used in) operating activities   (10,268)   27,372


CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of businesses                                 (3,452)   (2,913)

Purchases of property, plant and equipment            (19,184)    (8,992)
Net investments in discontinued operations                  -     (3,638)

Proceeds from sale of property, plant and
  equipment                                             2,382        128
Marketable securities acquired                        (12,482)       (82)

Proceeds from matured marketable securities             1,865      2,973
Other                                                   1,147     (1,324)

Net cash provided by (used in) investing activities   (29,724)   (13,848)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in borrowings with
  original maturities less than 90 days                16,812     (8,746)
Proceeds from long-term debt and other
  borrowings                                            4,221     16,089
Repayment of long-term debt and other
  borrowings                                           (1,556)    (7,212)
Stock options exercised                                   350        660
Cash dividends paid                                   (10,979)   (10,569)

Net cash provided by (used in) financing activities     8,848     (9,778)



EFFECT OF EXCHANGE RATE CHANGES ON CASH                 2,142        254

Net increase (decrease) in cash and cash
  equivalents                                         (29,002)     4,000
Cash and cash equivalents at beginning of
  period                                               69,671     72,509

Cash and cash equivalents at end of period            $40,669    $76,509


Cash payments for interest                           $  9,187    $ 9,124

Cash payments for taxes                              $    843    $ 2,297

Common stock issued for acquisitions                 $      -   $ 16,100



                          THOMAS & BETTS CORPORATION

                Notes to Consolidated Financial Statements
                                (Unaudited)


1. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the financial position as of April 2,1995, and January 1, 1995, and the results of operations and cash flows for the periods ended April 2, 1995, and April 3, 1994.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report to Shareholders for the
fiscal year ended January 1, 1995.   The results of operations for
the period ended April 2, 1995, are not necessarily indicative of the operating results for the full year.

3. Earnings per share are computed by dividing net earnings by the weighted average shares of common stock outstanding during the reporting period. The effect on earnings per share resulting from the assumed exercise of outstanding stock options is not material.

4. Acquisition: On February 6, 1995, the Corporation purchased certain assets (primarily inventories and equipment) relating to the manufacture, sale, and distribution of the Anchor Electric meter center business for $3.5 million in cash. This acquisition was accounted for using the purchase method of accounting, and therefore, the accompanying financial statements include the accounts of this business since the date of acquisition.

                       THOMAS & BETTS CORPORATION
              Management's Discussion and Analysis of Results
                  of Operations and Financial Condition



RESULTS OF OPERATIONS



QUARTERLY COMPARISON


     Thomas & Betts Corporation had record sales and higher earnings for the first quarter of 1995.

     Sales from continuing operations increased 22 percent to $302,595,000 from $248,262,000 in the first quarter of 1994.
Earnings from continuing operations rose 62 percent to $16,675,000 from $10,264,000 and to $.85 per share from $.54. Net earnings of $16,675,000 increased 20 percent from $13,877,000 in the first quarter of 1994 and earnings per share rose to $.85 from $.73.

     All three segments of the business experienced growth. Recent acquisitions contributed to the sales and earnings growth, and the Corporation outperformed its markets in some important sectors.

     Worldwide sales of Electrical Construction Components were up 30 percent, with almost half of the increase coming from product lines acquired since early 1994. Earnings from operations for this segment, before recruiting and training charges of $2.6 million related to restructuring, increased in line with sales. The strong performance of this segment, which represents approximately half of the Corporation s sales, was due largely to revenue gains in North America.

     Worldwide Electronic/OEM Components sales increased 18 percent while earnings increased more significantly, with a strong contribution from the European operations and double-digit increases in both North America and the Pacific Region. This segment accounts for approximately one fourth of the Corporation's sales.

     The Other Products and Components segment, serving utility, heating and telecommunication markets, had sales growth of 13 percent with a corresponding increase in earnings, due to especially good revenue growth from heating/mechanical/refrigeration products. This segment represents approximately one fourth of the Corporation' s sales.

     On a consolidated basis, the 22% increase in sales from continuing operations was due to a 14% volume increase, 1% price increase, 1% currency gain and 6% from acquisitions.

    Consolidated gross margin for the first quarter of 33.2% improved from last year s 32.7% due to manufacturing cost reductions in
Mexico, better sales mix and improved European manufacturing costs, partially offset by the recruiting and training costs noted above.

     Marketing, General, and Administrative expenses, at 20.7% of sales, were similar to last year s 20.6% of sales. Lower general and administrative expenses partially offset higher shipping and warehousing costs.

     Other expenses-net were $1.7 million favorable to last year with the Corporation s earnings from the minority ownership in Leviton
Manufacturing Co., Inc., accounted for on the equity basis of accounting, and lower net interest expense, more than offsetting an increase in currency and other costs.

     The effective tax rate of 33.0% on continuing operations is similar to last year' s 32.9%.

     The prior year earnings from discontinued operations reflect the earnings from the Corporation s former Vitramon division which was sold in July 1994.


LIQUIDITY AND CAPITAL RESOURCES

     In March 1995, the Corporation renegotiated and increased its revolving term credit facility to $500 million from $280 million. This revised facility makes funds available for a term of five years from the renegotiation date. The Corporation has the option, at the time of drawing funds under the facility, of selecting an interest rate based on a number of benchmarks including LIBOR, the certificate of deposit rate and the prime rate of Morgan Guaranty Trust Company. This credit facility includes covenants, among which are limitations on the amount of future indebtedness and the maintenance of certain financial ratios. Dividends are permitted to continue at the current rate. They may be increased, provided the dividend payout does not exceed 50 percent of earnings.

     The Corporation continues and believes it will continue to fund its capital and operating needs with cash flows from operations, augmented by borrowings available under its revolving credit facility and from other sources. Total debt represented 39 percent of total capitalization (shareholders equity and total debt) at April 2, 1995, up from 38 percent at January 1, 1995, and down from 46 percent at April 3, 1994.

Net cash flow from operating activities for the first quarter of 1995 was a negative $10 million, as earnings from continuing operations, adjusted for non-cash charges, of $37 million were offset by working capital needs.
These needs were large in the first quarter due to, among other things, increased investment required by increasing sales and geographic mix of sales, expenditures and inventory build relating to ongoing activities, timing and amount of volume and performance related incentives, and working capital from the acquisition of the Anchor
Electric meter center business.

     Capital spending for the quarter was $19.2 million, reflecting expenditures related to restructuring projects, capital investments for new products and expenditures for manufacturing and service improvements.

     Activities related to the $79 million restructuring charge taken in 1994 are proceeding as anticipated except for those relating to Mexico where uncertainties related to the peso devaluation are causing some delay. During the first quarter, the Corporation incurred $5 million of cash charges, principally severance, and $3 million of non-cash charges, principally for disposal of assets. Total charges applied to the restructuring reserve to date are $28 million, $9 million of cash spending and $19 million of non-cash principally for asset disposals. Approximately $30 million of reserves remain to cover restructuring activities of which $13 million for environmental clean up and carrying costs for closed facilities is expected to be spent after 1995. Approximately $21 million of reserves remain to cover the impairment of carrying values of plant, equipment, and inventory which will no longer be used and which relate to facilities to be closed or realigned and products to be discontinued. These reserves currently are believed to be adequate and not excessive for the purposes for which they have been established.

                                   PART
                           II.  OTHER INFORMATION

                         THOMAS & BETTS CORPORATION




Item 5.

Other Information

          RATIO OF EARNINGS TO FIXED CHARGES



                            For the
                            Quarter
                             Ended          For the Years Ended
                            April 2,  Jan. 1,    Jan. 2,    December 31
                             1995      1995       1994   1992   1991   1990
Ratio of earnings
 to fixed charges(1)         3.7x      .96x       2.6x    2.2x   4.3x  4.3x


(1)
   The ratio of earnings to fixed charges represents the number of times fixed charges are covered by earnings from continuing
   operations.   For purposes of computing this ratio, earnings
   consist of earnings from continuing operations before income taxes, plus fixed charges less capitalized interest and less undistributed earnings from less than 50 percent owned persons. Fixed charges consist of interest expense and such portion of rental expense which the Corporation estimates to be representative of the interest factor attributable to such rental expense. See Exhibit 12.

Item 6.  Exhibits and Reports on Form 8-K

   (a)  List of Exhibits

        (12)  Computation of Ratio of Earnings to Fixed
              Charges.

   (b)  Reports on Form 8-K

        Form 8-K, dated February 2, 1995, relating to the election of Kenneth R. Masterson to Thomas & Betts Corporation s Board of Directors.

                       THOMAS & BETTS CORPORATION



                               Signatures




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             THOMAS & BETTS CORPORATION
                                 (Registrant)




DATE: May 17, 1995                /s/ Ronald P. Babcock
                                  Ronald P. Babcock
                                  Vice President-Finance and Treasurer



DATE: May 17, 1995                /s/ Jerry Kronenberg
                                  Jerry Kronenberg
                                  Vice President-General Counsel