Form 10-Q
period 1995-07-02
THOMAS & BETTS CORP
filed 1995-08-16
CIK 97854

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                           FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      July 2, 1995
                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to



Commission file number                 1-4682

                    THOMAS & BETTS CORPORATION
      (Exact name of registrant as specified in its charter)

    New Jersey                                   22-1326940
  (State or other jurisdiction of            (I.R.S. Employer)
   incorporation or organization)            (Identification No.)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Par Value $ .50              19,669,166
(Title of each class)            (Outstanding at July 30, 1995)

                   THOMAS & BETTS CORPORATION

                             INDEX


                                                            Page

PART I.   Financial Information:

          Consolidated Balance Sheet
          July 2, 1995 and January 1, 1995                      3

          Consolidated Statement of Earnings
          Periods Ended July 2, 1995 and July 3, 1994           4

          Consolidated Statement of Cash Flows
          Periods Ended July 2, 1995 and July 3, 1994           5

          Notes to Consolidated Financial Statements            6

          Management's Discussion and Analysis of Results
          of Operations and Financial Condition                 7

PART II.  Submission of Matters to a Vote of Security Holders  11

          Other Information                                    12

          Signatures                                           13

                   PART I.  FINANCIAL INFORMATION

                     THOMAS & BETTS CORPORATION
                     Consolidated Balance Sheet
                       (Thousands of Dollars)

                                              July 2,    January 1,
                                              1995         1995
                                           (Unaudited)   (Audited)
ASSETS
Current Assets:
  Cash and cash equivalents                $   38,317   $   69,671
  Marketable securities                        77,321       52,569
  Receivables, net                            185,644      168,077
 Inventories:
    Finished goods                            106,676       96,159
    Work in process                            30,300       33,663
    Raw materials                              81,652       68,600
                                              218,628      198,422
  Deferred income taxes                        32,647       40,059
  Prepaid expenses                              5,099        5,195
Total Current Assets                          557,656      533,993

Property, plant, and equipment, at cost       577,405      547,099
  Less accumulated depreciation               280,207      271,574
    Net property, plant and equipment         297,198      275,525
Intangible assets - net                       321,325      323,228
Investments and other assets                   73,626       75,466

TOTAL ASSETS                               $1,249,805   $1,208,212

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term bank borrowings               $   14,833   $   15,355
  Current maturities of long-term debt          5,342        3,304
  Accounts payable                            103,257      118,052
  Accrued liabilities                         105,408      116,875
  Income taxes                                 13,372       15,779
  Dividends payable                            11,002       10,979
Total Current Liabilities                     253,214      280,344

Long-term debt                                364,050      319,519
Other long-term liabilities                    41,756       40,408
Deferred income taxes                          17,226       14,898

Shareholders' Equity:
  Common stock                                  9,839        9,822
  Additional paid-in capital                  170,994      169,291
  Retained earnings                           386,526      373,011
  Unrealized gain on marketable securities      1,478          867
  Foreign currency translation adjustment       6,658        2,661
  Cost of treasury stock                       (1,936)      (2,609)
Total Shareholders' Equity                    573,559      553,043

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                     $1,249,805   $1,208,212

See accompanying notes to consolidated financial statements.

                             THOMAS & BETTS CORPORATION

                      Consolidated Statement of Earnings
                            (Thousands of Dollars)
                                 (Unaudited)

                                            Quarter Ended    Six Months Ended
                                          July 2,   July 3,   July 2,  July 3,
                                           1995      1994      1995     1994
Net sales                                $298,128  $261,707  $600,723 $509,969

Costs and expenses:

Cost of sales                             194,048   172,794   396,048  339,780
Marketing, general and administrative      61,148    54,944   123,826  106,163
Research and development                    6,011     5,309    11,495   10,365
Amortization of intangibles                 2,474     2,911     4,952    5,824
                                          263,681   235,958   536,321  462,132

Earnings from operations                   34,447    25,749    64,402   47,837

Other expense - net                         5,784     6,590    10,840   13,381

Earnings from continuing operations
  before income taxes                      28,663    19,159    53,562   34,456

Income taxes                                9,827     6,387    18,051   11,420

Earnings from continuing operations        18,836    12,772    35,511   23,036

Earnings from discontinued operations
  net of income tax expense of $2,094
  for the quarter and $4,370 for the
  six months ended July 3, 1994               -       3,328       -      6,941

Net earnings                             $ 18,836  $ 16,100  $ 35,511 $ 29,977

Per share data:

  Earnings from continuing operations    $    .96  $    .67  $   1.81 $   1.21

  Earnings from discontinued operations       -         .17       -        .36

  Earnings per share                     $    .96  $    .84  $   1.81 $   1.57

  Dividends declared per share           $    .56  $    .56  $   1.12 $   1.12

Average shares outstanding                 19,640    19,164    19,629   19,082

See accompanying notes to consolidated financial statements.

                        THOMAS & BETTS CORPORATION
                   Consolidated Statement of Cash Flows
                          (Thousands of Dollars)
                               (Unaudited)

                                                        Six Months Ended
                                                       July 2,   July 3,
                                                        1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES
Earnings from continuing operations                   $ 35,511  $ 23,036
Adjustments:
  Depreciation and amortization                         28,276    25,840
 Deferred income taxes                                   9,085       (47)
 Changes in operating assets and liabilities:
   Receivables                                         (13,909)  (26,528)
   Inventories                                         (16,448)   (5,490)
   Accounts payable                                    (16,889)   14,256
   Accrued liabilities                                 (11,627)    1,150
   Income taxes payable                                 (2,641)    3,037
 Cash from discontinued operations                         -       9,213
 Other                                                   2,258    (2,149)

Net cash provided by operating activities               13,616    42,318

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of businesses                                  (3,452)   (2,913)
Purchases of property, plant and equipment             (41,362)  (21,517)
Net investments in discontinued operations                 -      (7,797)
Proceeds from sale of property, plant and
 equipment                                                 702     6,867
Marketable securities acquired                         (26,200)  (10,725)
Proceeds from matured marketable securities              4,353     8,622
Other                                                      141       -
Net cash used in investing activities                  (65,818)  (27,463)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in borrowings with
 original maturities less than 90 days                  38,674    20,769
Proceeds from long-term debt and other
 borrowings                                              8,224     3,400
Repayment of long-term debt and other
 borrowings                                             (6,802)   (6,866)
Stock options exercised                                  1,041       994
Cash dividends paid                                    (21,973)  (21,299)
Net cash provided by (used in) financing activities     19,164    (3,002)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  1,684    (2,162)

Net increase (decrease) in cash and cash
 equivalents                                           (31,354)    9,691
Cash and cash equivalents at beginning of
 period                                                 69,671    72,509
Cash and cash equivalents at end of period            $ 38,317  $ 82,200


Cash payments for interest                            $ 12,556  $ 14,918
Cash payments for taxes                               $ 10,407  $  7,247
Common stock issued for acquisitions                  $    -0-  $ 16,100

                   THOMAS & BETTS CORPORATION
           Notes to Consolidated Financial Statements
                          (Unaudited)


1. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the financial position as of July 2, 1995 and January 1, 1995, and the results of operations and cash flows for the periods ended July 2, 1995 and July 3, 1994.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's
   Annual Report to Shareholders for the fiscal year ended
   January 1, 1995. The results of operations for the periods ended July 2, 1995 and July 3, 1994 are not necessarily indicative of the operating results for the full year.

3. Earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the reporting period. The effect on earnings per share resulting from the assumed exercise of outstanding stock options is not material.

4. Acquisitions: On February 6, 1995, the Corporation purchased certain assets (primarily inventories and equipment) relating to the manufacture, sale and distribution of the Anchor Electric meter center business for $3.5 million in cash. On July 25, 1995 E. K. Campbell Company, a custom industrial heating and cooling manufacturer, was merged with and into the Corporation. The Corporation issued approximately 14,000 shares of common stock in exchange for all E. K. Campbell outstanding stock.

5. In March 1995, the Corporation renegotiated and increased its revolving credit facility to $500 million from $280 million, making these funds available for a term of five years from the renegotiation date. This credit facility includes covenants, among which are limitations on the amount of future indebtedness and the maintenance of certain financial ratios. Dividends are permitted to continue at the current rate per share and may be increased provided the payout does not exceed 50 percent of earnings.

                   THOMAS & BETTS CORPORATION
        Management's Discussion and Analysis of Results
             of Operations and Financial Condition


RESULTS OF OPERATIONS

   QUARTERLY COMPARISON

   Thomas & Betts Corporation reported second quarter sales from continuing operations that were 14 percent higher than second quarter last year. Earnings from continuing operations were 47 percent higher than the second quarter of last year, with earnings per share from continuing operations increasing to $.96 from $.67 in 1994. Net earnings increased 17 percent with earnings per share increasing to $.96 from $.84 last year.

   All three business segments of the Corporation experienced sales growth. Of the total consolidated sales increase of 14 percent, 11 percentage points came from increased volume and acquisitions, 2 points from stronger foreign currency and 1 point from increased pricing.

   Worldwide sales of Electrical Construction and Maintenance Components rose 16 percent in the second quarter aided by acquisitions as well as strong growth from existing products. While the pace of growth slowed somewhat in April and May after a strong first quarter, June saw a return to strong sales growth. The electrical segment represents approximately half of the Corporation's revenues.

   Worldwide Electronic/OEM Components sales increased 18 percent, with excellent contributions from operations in all three geographic sectors: North America, Europe and the Pacific Region. This segment represents approximately one-fourth of total revenues.

   Other Products and Components yielded a 6 percent sales increase. This segment, which serves utility, heating and telecommunications markets, accounts for one-fourth of total revenues.

   Consolidated gross margin for the second quarter was 34.9 percent of sales compared to 34.0 percent last year. Improved margins were the result of a better mix of sales, and manufacturing cost reductions and restructuring savings.

   Marketing, General and Administrative expense increased 11 percent, but as a percent of sales was down to 20.5 compared to
21.0 percent last year. Decreases in marketing and administrative expenses as a percent of sales more than offset increased restructuring-related shipping and warehousing expenses.

   Other expense-net was down $0.8 million primarily due to reduced interest expense on lower borrowings. Earnings from the Corporation's minority ownership of Leviton Manufacturing Co., Inc., accounted for on the equity basis, were not significant.

RESULTS OF OPERATIONS

   YEAR-TO-DATE OPERATIONS

   Net sales from continuing operations for the first six months of 1995 were up 18 percent from 1994. Earnings from continuing operations increased 54 percent from 1994. Earnings per share from continuing operations were $1.81 per share compared to $1.21 in 1994. Net earnings were up 18 percent from 1994 and earnings per share were $1.81 per share compared to $1.57 in 1994.

   All three business segments of the Corporation achieved sales gains for the first six months of the year. Of the 18 percent increase in total sales, 16 percentage points came from increased volume and acquisitions and 2 points from stronger foreign currencies.

   Worldwide sales of Electrical Construction and Maintenance Components rose 23 percent reflecting strong growth in existing products and the inclusion of acquisitions. Worldwide Electronic/OEM Component sales grew 18 percent, with sales gains in all three geographic sectors. The Other Products and Components business segment yielded a 9 percent sales increase.

   Consolidated gross margin was 34.1 percent of sales compared to 33.4 percent last year. Margins continued to show improvement due to manufacturing cost reductions and better sales mix partly offset by recruiting and training costs of $2.6 million recorded in the first quarter.

   Marketing, general and administrative expense, at 20.6 percent of sales, was down from 20.8 percent last year, with the marketing and administrative expense efficiencies as a percent of sales more than offsetting the non-recurring increase in shipping and warehousing expense resulting from implementation of restructuring actions.

   Amortization expense was down $0.9 million as certain intangibles became fully amortized. Other expense-net was $2.5 million favorable due to lower interest expense on decreased net borrowings and earnings from the Corporation's minority ownership in Leviton Manufacturing Co., Inc.

   The effective tax rate of 33.7 percent was up from 33.1 percent last year due to a lower relative tax benefit in Puerto
Rico on increased consolidated earnings.

   The prior year's earnings from discontinued operations reflect the earnings from the Corporation's former Vitramon operation which was sold in July 1994.


LIQUIDITY AND CAPITAL RESOURCES

   The Corporation believes it will continue to fund its capital and operating needs with cash flows from operations, augmented by borrowings available under its revolving credit facility and from other sources. Total debt represented 40 percent of total capitalization (shareholders' equity and total debt) at July 2, 1995, up from 38 percent at January 1, 1995, and down from 46 percent at July 3, 1994.

   Net cash flow from operating activities for the first six months of 1995 was $14 million. Earnings from continuing operations plus non-cash charges totaled $73 million. This was offset by working capital needs, which included asset investment required by sales growth, expenditures and inventory build relating to ongoing restructuring activities, payment of year-end performance incentives, a reduction in the amount of year-end vendor payables, and working capital needs for the acquisition of the Anchor Electric meter center business.

   Capital spending year-to-date increased to $41 million, reflecting expenditures related to restructuring projects, capital investments for new products and expenditures for manufacturing and service improvements.


RESTRUCTURING

   Activities related to the $79 million restructuring charge taken in the third quarter of 1994 are generally proceeding as anticipated. Forecasted spending related to operations in Mexico, however, has been delayed as a result of prior-period uncertainties related to the peso devaluation and is now expected to extend into fiscal year 1996.

   During the second quarter, the Corporation incurred $7 million of previously accrued cash restructuring expenditures primarily for severance and other employee benefits, and $6 million of non-cash charges to the restructuring reserve for disposal of assets. Total charges applied to the restructuring reserve to date are $16 million for cash spending activities and $25 million for non-cash activities, leaving reserves of $23 million for cash and $15 million for non-cash activities.

   Of the $23 million of reserve remaining to cover cash restructuring activities, approximately $10 million for severance and other employee benefits is expected to be spent during the remainder of 1995 and approximately $13 million, primarily for environmental clean up and carrying costs for closed facilities, is expected to be spent in 1996 and thereafter. Reserves for non-cash items have been accrued to provide for losses on the disposition of plant, equipment and inventory at facilities to be closed or realigned and to dispose of products to be discontinued. Anticipated proceeds to be received from these disposals are not expected to be significant. Of the remaining $15 million of reserves for non-cash restructuring activities, $11 million is expected to be incurred during the remainder of 1995 with the remaining $4 million forecasted for 1996. These reserves are believed to be adequate for the purposes for which they were established.

                  PART II.  OTHER INFORMATION

                    THOMAS & BETTS CORPORATION

Item 4.  Submission of Matters to a Vote of Security Holders

   The following matters were voted upon at the Annual Meeting of Shareholders held on May 3, 1995, and received the votes set forth below:

   1. Each of the following persons nominated was elected to serve as director and received the number of votes set opposite his or her name:

            Nominees For Director         For         Withheld
            Raymond B. Carey, Jr.      16,551,536      43,360
            Ernest H. Drew             16,437,012     157,884
            T. Kevin Dunnigan          16,549,605      45,291
            Jeananne K. Hauswald       16,545,527      49,369
            Thomas W. Jones            16,546,851      48,045
            Robert A. Kenkel           16,545,875      49,021
            Kenneth R. Masterson       16,545,966      48,930
            Clyde R. Moore             16,550,123      44,773
            J. David Parkinson         16,551,191      43,705
            Ian M. Ross                16,547,782      47,114
            William H. Waltrip         16,548,831      46,065

   2. A proposal to ratify the appointment of KPMG Peat
      Marwick as independent public accountants received
      16,561,192 votes for and 16,971 votes against, with 16,733 abstentions.

   Additional details regarding the above are contained in the 1995 Annual Shareholders Meeting proxy material.

                     PART II.  OTHER INFORMATION

                      THOMAS & BETTS CORPORATION
Item 5.                      Other Information

                             RATIO OF EARNINGS TO FIXED CHARGES

                     For the
                     Six Months
                     Ended             For the Years Ended
                     July 2,  Jan. 1,  Jan. 2,      December 31
                      1995     1995     1994    1992    1991    1990
Ratio of earnings
 to fixed charges(1)   3.9x    .96x     2.6x     2.2x   4.3x    4.3x

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


                              THOMAS & BETTS CORPORATION
                                      (Registrant)


DATE: August 16, 1995       /s/ Fred R. Jones
                            Fred R. Jones
                            Vice President-Finance and Treasurer




DATE: August 16, 1995       /s/ Jerry Kronenberg
                            Jerry Kronenberg
                            Vice President-General Counsel