Form 10-Q
period 1995-10-01
THOMAS & BETTS CORP
filed 1995-11-15
CIK 97854

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                           FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      October 1, 1995

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Par Value $ .50             20,000,487
(Title of each class)         (Outstanding at October 29, 1995)

                     THOMAS & BETTS CORPORATION

                                INDEX


                                                                 Page

PART I.   Financial Information:

       Consolidated Balance Sheet
        October 1, 1995 and January 1, 1995  . . . . . . . . . .    3

        Consolidated Statement of Earnings
        Periods Ended Oct. 1, 1995 and Oct. 2, 1994. . . . . . .    4

        Consolidated Statement of Cash Flows
        Periods Ended Oct. 1, 1995 and Oct. 2, 1994. . . . . . .    5

        Notes to Consolidated Financial Statements . . . . . . .    6

        Management's Discussion and Analysis of Results
        of Operations and Financial Condition. . . . . . . . . .    8

PART II. Other Information . . . . . . . . . . . . . . . . . . .   12

        Signatures   . . . . . . . . . . . . . . . . . . . . . .   13

                     PART I.  FINANCIAL INFORMATION

                       THOMAS & BETTS CORPORATION
                       Consolidated Balance Sheet
                         (Thousands of Dollars)

                                                  October 1,   January 1,
                                                    1995        1995
ASSETS                                           (Unaudited)  (Audited)
Current Assets:
  Cash and cash equivalents                      $   53,496  $   69,671
  Marketable securities                              52,048      52,569
  Receivables, net                                  195,688     168,077
  Inventories:
    Finished goods                                  106,492       96,159
    Work in process                                  29,174       33,663
    Raw materials                                    76,835      68,600
       Total inventories                            212,501     198,422
  Deferred income taxes                              31,296      40,059
  Prepaid expenses                                    5,405       5,195
Total Current Assets                                550,434     533,993

Property, plant and equipment, at cost              571,114     547,099
  Less accumulated depreciation                     270,126     271,574
    Net property, plant and equipment               300,988     275,525
Intangible assets - net                             316,315     323,228
Investments and other assets                         70,524      75,466

TOTAL ASSETS                                     $1,238,261  $1,208,212

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term bank borrowings                     $   13,731  $   15,355
  Current maturities of long-term debt                9,452       3,304
  Accounts payable                                  105,836     118,052
  Accrued liabilities                                98,807     116,875
  Income taxes                                       15,033      15,779
  Dividends payable                                  11,021      10,979
Total Current Liabilities                           253,880     280,344

Long-term debt                                      343,853     319,519
Other long-term liabilities                          43,036      40,408
Deferred income taxes                                16,028      14,898

Shareholders' Equity:
  Common stock                                        9,857       9,822
  Additional paid-in capital                        172,224     169,291
  Retained earnings                                 396,456     373,011
  Unrealized gain on marketable securities            1,344         867
  Foreign currency translation adjustment             3,872       2,661
  Cost of treasury stock                             (2,289)     (2,609)
Total Shareholders' Equity                          581,464     553,043

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                           $1,238,261  $1,208,212

See accompanying notes to consolidated financial statements.

                          THOMAS & BETTS CORPORATION
                      Consolidated Statement of Earnings
                            (Thousands of Dollars)
                                 (Unaudited)

                                       Quarter Ended       Nine Months Ended
                                     Oct. 1,    Oct. 2,    Oct. 1,    Oct. 2,
                                      1995       1994       1995       1994
Net sales. . . . . . . . . . . . . .$303,108   $277,407   $903,831   $787,376

Costs and expenses:
Cost of sales. . . . . . . . . . . . 198,825    184,660    594,873    524,440
Marketing, general and
 administrative  . . . . . . . . . .  62,048     63,618    185,874    169,781
Research and development . . . . . .   5,756      4,947     17,251     15,312
Amortization of intangibles. . . . .   2,428      2,664      7,380      8,488
Provision for restructured
  operations . . . . . . . . . . .        -      79,011         -      79,011
                                    $269,057   $334,900   $805,378   $797,032

Earnings (loss) from operations. .    34,051    (57,493)    98,453     (9,656)
Other expense-net. . . . . . . . .     4,141      5,354     14,981     18,735
Earnings (loss) from continuing
  operations before income taxes. .   29,910    (62,847)    83,472    (28,391)
Income taxes (benefit). . . . . . .    8,671    (22,132)    26,722    (10,712)
Earnings (loss) from continuing
  operations. . . . . . . . . . . .   21,239    (40,715)    56,750    (17,679)
Earnings from discontinued
  operations net of income tax
  expense of $258 for third quarter
  1994, and $4,628 for nine months
  ended October 2, 1994 . . . . . .       -         409         -       7,350
Gain on sale of discontinued
  operations net of income tax
  expense of $40,492. . . . . . . .       -      58,583         -      58,583
Net earnings. . . . . . . . . . . . $ 21,239   $ 18,277   $ 56,750   $ 48,254

Per Share Data:
  Earnings (loss) from continuing
     operations . . . . . . . . . . $   1.08   $  (2.11)  $   2.89   $   (.90)
  Earnings from discontinued
     operations . . . . . . . . . .       -         .02         -         .38
  Gain on sale of discontinued
     operations . . . . . . . . . .       -        3.03         -        3.03
  Earnings per share. . . . . . . . $   1.08   $   0.94   $   2.89   $   2.51
  Dividends declared per share. . . $    .56   $    .56   $   1.68   $   1.68

Average shares outstanding. . . . .   19,668     19,438     19,642     19,216

See accompanying notes to consolidated financial statements.

                         THOMAS & BETTS CORPORATION
                    Consolidated Statement of Cash Flows
                           (Thousands of Dollars)
                                (Unaudited)

                                                         Nine Months Ended
                                                        Oct. 1,     Oct. 2,
                                                         1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES
Earnings (loss) from continuing operations             $ 56,750   $ (17,679)
Adjustments:
  Depreciation and amortization                          41,421      38,525
  Provision for restructured operations                     -        79,011
  Provision for facilities-related operating charges        -        10,632
  Deferred income taxes                                   9,403     (26,905)
  Changes in operating assets and liabilities, net:
    Receivables                                         (25,307)    (26,893)
    Inventories                                         (10,949)    (10,028)
    Accounts payable                                    (12,953)     20,512
    Accrued liabilities                                 (20,126)     (1,084)
    Income taxes payable                                   (791)     28,313
  Cash from discontinued operations                         -         7,606
  Other                                                   4,567       1,841

Net cash provided by operating activities                42,015     103,851

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of Vitramon, net of tax                  -     $ 144,700
Purchases of and investments in businesses               (3,452)    (76,851)
Purchases of property, plant and equipment              (61,663)    (36,683)
Net investments in discontinued operations                  -        (7,781)
Proceeds from sale of property, plant and equipment       1,237       7,168
Marketable securities acquired                          (26,701)    (17,968)
Proceeds from sale of product lines                       4,900         -
Proceeds from matured marketable securities              34,728      12,888
Other                                                      (669)          6
Net cash provided by (used in) investing activities     (51,620)     25,479

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in borrowings with
  original maturities less than 90 days                  26,804      (8,457)
Proceeds from long-term debt and other borrowings        10,106       6,918
Repayment of long-term debt and other borrowings         (9,474)    (77,643)
Stock options exercised                                   1,936       3,259
Cash dividends paid                                     (32,974)    (32,032)
Net cash provided by (used in) financing activities      (3,602)   (107,955)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (2,968)     (4,910)
Net increase (decrease) in cash and cash equivalents    (16,175)     16,465
Cash and cash equivalents-beginning of year              69,671      72,509
Cash and cash equivalents-end of period                $ 53,496   $  88,974


Cash payments for interest                             $ 22,466   $  23,051
Cash payments for taxes                                $ 17,337   $  28,990
Common stock issued for acquisitions                   $    971   $  39,289

See accompanying notes to consolidated financial statements.

                   THOMAS & BETTS CORPORATION
           Notes to Consolidated Financial Statements
                          (Unaudited)


1 In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the financial position as of October 1, 1995 and January 1, 1995, and the results of operations and cash flows for the periods ended October 1, 1995 and October 2, 1994.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report to Shareholders for the fiscal year ended January 1, 1995. The results of operations for the periods ended October 1, 1995 and October 2, 1994 are not necessarily indicative of the operating results for the full year.

3. Earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the reporting period. The effect on earnings per share resulting from the assumed exercise of outstanding stock options is not material.

4. Acquisitions/Divestitures: On February 6, 1995 the Corporation purchased certain assets (primarily inventories and equipment) relating to the manufacture, sale and distribution of the Anchor Electric meter center business for $3.5 million in cash.

   On July 25, 1995 E. K. Campbell Company, a custom industrial heating and cooling equipment manufacturer, was acquired in exchange for 14,045 shares of the Corporation's common stock.

   On September 28, 1995 the Corporation sold its residential lighting, multiple outlet center and surge protection consumer product lines; 1995 sales from these product lines would have been about $20 million. Cash generated by this sale and related working capital reductions will approximate $14 million.

   On October 27, 1995 the Corporation acquired Catamount Manufacturing, Inc., a manufacturer of cable ties, wire connectors and related electrical products, for approximately $35 million consisting of $22 million of the Corporation's common stock and the assumption of approximately $13 million of Catamount's debt.

   Subsequent to the end of the third quarter, the Corporation agreed to acquire all of the outstanding stock of Amerace Corporation, a manufacturer of electrical products for utility and industrial markets with 1995 sales projected at approximately $215 million. Its most significant products are underground power and distribution connectors sold under its Elastimold brand name. This acquisition is expected to be completed near the end of the year.

  The Anchor Electric and Amerace acquisitions are being accounted for using the purchase method of accounting. The
  E. K. Campbell and Catamount acquisitions are being accounted for using the pooling-of-interests method of accounting, however, prior-year results have not been restated due to immateriality.

5.In March 1995, the Corporation renegotiated and increased its revolving credit facility to $500 million from $280 million, making these funds available for a term of five years from the renegotiation date. This credit facility includes covenants, among which are limitations on the amount of future indebtedness and the maintenance of certain financial ratios. Dividends are permitted to continue at the current rate per share and may be increased provided the payout does not exceed 50 percent of earnings.

                   THOMAS & BETTS CORPORATION
        Management's Discussion and Analysis of Results
             of Operations and Financial Condition


RESULTS OF OPERATIONS

   QUARTERLY COMPARISON

   Thomas & Betts Corporation reported record sales and earnings for the third quarter of 1995. Sales from continuing operations were 9 percent higher than 1994. Net earnings grew 16 percent, with earnings per share increasing to $1.08 from $.94 last year.

   Results for the third quarter of 1994 included two significant, financially offsetting events. In July 1994 the Corporation sold its Vitramon subsidiary and recorded a pretax gain of $99 million. In September 1994, the Corporation announced $90 million in special charges, $79 million of which related to a worldwide restructuring of operations.

   All three business segments of the Corporation experienced sales growth in the third quarter of 1995. Of the total consolidated sales increase of 9 percent, 8 percentage points came from increased volume and acquisitions and 1 point was the result of stronger foreign currencies. Prices were nominally higher than last year.

   Worldwide sales of Electrical Construction and Maintenance
Components, representing approximately half of the Corporation's revenues, rose 8 percent.

   Worldwide Electronic/OEM Components sales increased 12 percent, with contributions from operations in all three geographic sectors: North America, Europe and the Pacific Region.
This segment represents approximately one-fourth of total revenues.

   Other Products and Components yielded an 8 percent sales increase. This segment, which serves utility, heating and telecommunications markets, accounts for approximately one-fourth of total revenues.

   Consolidated gross margin for the quarter was 34.4 percent of sales compared to 33.4 percent last year. The higher margin was due to savings from the Corporation's restructuring initiatives and a non-recurring charge related to idle facilities of $3.8 million included in last year's cost of sales, partially offset by slightly less favorable product sales mix and lower margins on the recently divested consumer product lines.

   Marketing, General and Administrative expenses, at 20.5 percent of sales for the quarter, were lower than last year's expenses at 22.9 percent primarily due to the non-recurring idle-facility-related charge of $6.8 million included in administrative expense last year. Current year decreases in marketing and administrative expenses as a percent of sales have offset temporarily higher restructuring-related shipping and warehousing expenses.

   The effective tax rate of 29.0 percent for the quarter was lower than the rate for the first half, due primarily to higher than expected tax benefits resulting from increased employment in Puerto Rico and a favorable state tax adjustment. The rate is not comparable to last year's rate because of the tax benefit associated with last year's restructuring charge.


RESULTS OF OPERATIONS

   YEAR-TO-DATE OPERATIONS

   Net sales from continuing operations for the first nine months of 1995 were up 15 percent from the comparable period in 1994. Earnings from continuing operations increased to nearly $57 million as compared to last year's loss that included the special charge as previously noted. Net earnings were up 18 percent from 1994 and earnings per share were $2.89 compared to $2.51 per share in 1994.

   All three business segments of the Corporation achieved sales gains for the first nine months of the year. Of the 15 percent increase in sales, 13 percentage points came from increased volume and acquisitions and 2 points from stronger foreign currencies. Price changes have been nominally positive.

   Worldwide sales of Electrical Construction and Maintenance Components rose 17 percent reflecting strong growth in existing products and the inclusion of acquisitions. Worldwide Electronic/OEM Component sales grew 16 percent, with sales gains in all three geographic sectors: North America, Europe and the Pacific Region. The Other Products and Components business segment yielded a 9 percent sales increase.

   Consolidated gross margin year-to-date was 34.2 percent of sales compared to 33.4 percent last year. Margins improved due to restructuring-related manufacturing cost reductions and the non-recurring idle-facility-related charge of $3.8 million recorded in last year's cost of sales.

   Marketing, general and administrative expense, at 20.6 percent of sales, was down from 21.6 percent last year due to the non-recurring idle-facility-related charge of $6.8 million recorded in administrative expense last year and efficiencies that have more than offset this year's temporarily higher shipping and warehousing expense resulting from implementation of restructuring actions.

   The year-to-date effective tax rate of 32.0 percent reflects the higher tax benefit from the Puerto Rico operations and the favorable state tax adjustment recorded in the third quarter.
The rate is not comparable to last year's tax rate because of the tax benefit associated with last year's restructuring charge.

   The prior year's earnings from discontinued operations reflect the earnings from the Corporation's former Vitramon subsidiary. The Vitramon subsidiary was sold in July 1994 and generated a $58.6 million after-tax gain on sale of discontinued operations.


LIQUIDITY AND CAPITAL RESOURCES

   The Corporation believes it will continue to fund its capital and operating needs with cash flows from operations, augmented by borrowings available under its revolving credit facility and from other sources. Total debt represented 39 percent of total capitalization (shareholders' equity and total debt) at October 1, 1995, up from 38 percent at January 1, 1995, and equal to the 39 percent at October 2, 1994. Cash from operations as a result of restructuring savings and operating efficiencies has enabled the Corporation to fund record investments in capital expenditures and restructuring activities, maintaining the debt-to-total-capitalization ratio at the previous year's level.

   Net cash flow from operating activities for the first nine months of 1995 was $42 million. Earnings from continuing operations plus non-cash charges totaled $98 million. This was used for working capital needs, which included asset investments required by sales growth, expenditures and inventory build relating to ongoing restructuring activities, payment of prior-year sales volume incentives, a reduction in the amount of year-end 1994 vendor payables, and working capital needs related to the acquisition of the Anchor Electric meter center business and the E.K. Campbell industrial heating and cooling equipment business.

   Capital spending year-to-date increased to $62 million, reflecting expenditures related to restructuring projects, capital investments for new products and expenditures for manufacturing and service improvements. These improvements include three new state-of-the-art warehouse facilities in the U.S., Canada and Belgium, expansion of production capabilities in Puerto Rico and new equipment and efficiency-related improvements at facilities in Jonesboro, Arkansas and Monterrey, Mexico.

   On September 28, 1995 the Corporation sold its residential lighting, multiple outlet center and surge protection consumer products lines. Cash generated by this sale and related working capital reductions will approximate $14 million of which $4.9 million was received in the third quarter.

   On July 25, 1995 the Corporation completed its acquisition of E.K. Campbell Company by issuance of 14,045 shares of common stock. On October 27, 1995 the Corporation acquired Catamount Manufacturing, Inc., a manufacturer of cable ties, wire connectors, and related electrical products, for approximately $35 million, consisting of $22 million of the Corporation's common stock and the assumption of approximately $13 million of Catamount's debt.

   Also subsequent to the end of the third quarter, the Corporation agreed to acquire all of the outstanding stock of Amerace Corporation, a manufacturer of electrical products for utility and industrial markets, for approximately $220 million in cash. This acquisition is expected to be completed prior to the end of the year.

   The cash portion of the purchase price of these acquisitions will initially be funded from the Corporation's revolving credit facility, leaving approximately $125 to $150 million of revolving credit commitments unused at year end.


RESTRUCTURING

   Activities related to the $79 million restructuring charge taken in the third quarter of 1994 are generally proceeding as anticipated. Forecasted spending related to operations in Mexico, however, was delayed earlier in the year as a result of initial uncertainties related to the peso devaluation. This delay will extend this restructuring activity into fiscal year 1996.

   During the third quarter, the Corporation incurred $3 million of previously accrued cash restructuring expenditures primarily for severance and other employee benefits, and $5 million of non-cash charges to the restructuring reserve for disposal of assets. Total charges applied to the restructuring reserve to date are $19 million for cash spending activities and $30 million for non-cash activities, leaving reserves of $20 million for cash and $10 million for non-cash activities.

   Of the $20 million of reserves remaining to cover cash restructuring activities, approximately $5 million for severance and other employee benefits is expected to be spent during the remainder of 1995 and approximately $15 million, primarily for environmental clean up and carrying costs for closed facilities, is expected to be spent in 1996 and thereafter. Reserves for non-cash items have been accrued to provide for losses on the disposition of plant, equipment and inventory at facilities to be closed or realigned and to dispose of products to be discontinued. Anticipated proceeds to be received from these disposals are not expected to be significant. Of the remaining $10 million of reserves for non-cash restructuring activities, $4 million is expected to be incurred during the remainder of 1995 with the remaining $6 million forecasted for 1996. These reserves are believed to be adequate for the purposes for which they were established.

                        PART II.  OTHER INFORMATION

                         THOMAS & BETTS CORPORATION



Item 5.  Other Information

         RATIO OF EARNINGS TO FIXED CHARGES

              For the
             Nine Months
              Ended                     For the Years Ended
             Oct. 1,       Jan. 1,    Jan. 2,       December 31                     1995           1995      1994     1992 1991 1990
Ratio of earnings
 to fixed charges(1)         4.0x      1.0x      2.6x     2.2x  4.3x   4.3x

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

Item 6.   Exhibits and Reports on Form 8-K

     (a)  List of Exhibits

          (12)  Computation of Ratio of Earnings to Fixed Charges.

     (b)  Reports on Form 8-K
            None

<PAG
                   THOMAS & BETTS CORPORATION


                           Signatures



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           THOMAS & BETTS CORPORATION
                                   (Registrant)




DATE: November 15, 1995     /s/ Fred R. Jones
                            Vice President-Finance and Treasurer




DATE: November 15, 1995     /s/ Jerry Kronenberg
                            Vice President-General Counsel