Form 10-K
period 1995-12-31
THOMAS & BETTS CORP
filed 1996-03-29
CIK 97854

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K




[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
             For the fiscal year ended December 31, 1995
       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             For the transition period from               to
                                           ---------------  ---------------



                         Commission file number 1-4682
                                                ------

                           THOMAS & BETTS CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New Jersey                                    22-1326940
 --------------------------------        ------------------------------------
  (STATE OR OTHER JURISDICTION          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
OF INCORPORATION OR ORGANIZATION)


 1555 Lynnfield Road, Memphis, Tennessee                  38119
-----------------------------------------                --------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


      Registrant's telephone number, including area code: (901) 682-7766 Securities registered pursuant to Section 12(b) of the Act:
-------------------------------------------------------------------------------

                                           Name of each exchange on
        Title of each class                   which registered
     ----------------------------          -----------------------
     Common Stock, Par Value $.50          New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None
                                                                   ------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             -----  -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 9, 1996: $1,574,460,867.
(For purposes of this filing only, the registrant classified all executive officers and directors as affiliates).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.



          Class                               Outstanding at February 9, 1996
----------------------------                  -------------------------------
Common Stock, Par Value $.50                         20,104,143 Shares



              DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE


                                           FORM 10-K PART INTO WHICH THE
       DOCUMENT OR PART THEREOF            DOCUMENT IS INCORPORATED
       ----------------------------------  -----------------------------
       1995 ANNUAL REPORT TO SHAREHOLDERS  PART I, ITEM 1
                                           PART II, ITEMS 5-8
                                           PART IV, ITEMS 14(A)(1)
       1996 PROXY STATEMENT                PART III, ITEMS 10-13

                                     PART I



 ITEM 1.   DESCRIPTION OF BUSINESS
          ------------------------
           (Items either not applicable or not material have been excluded.)

 (A),(C)  GENERAL DEVELOPMENT AND NARRATIVE DESCRIPTION OF BUSINESS
          ---------------------------------------------------------


     Thomas & Betts Corporation and its subsidiaries("the Corporation") designs, manufactures and markets, on a global basis, electrical and electronic connectors and components as well as other related products and accessories, with manufacturing facilities and marketing activities in North America, Europe and the Far East. The Corporation's products are sold worldwide through electrical, electronic and HVAC distributors, mass merchandisers, catalogs and home centers, and directly to original equipment manufacturer ("OEM") markets. No one of the Corporation's end users or distributors accounted for more than 4% of the Corporation's 1995 net sales. In North America, the Corporation is one of the largest manufacturers of electrical connectors and accessories for industrial, commercial and residential construction, renovation and maintenance applications, and is a leading supplier of utility poles, transmission towers and industrial lighting products to the utility and telecommunications industries. On a worldwide basis, the Corporation designs and manufactures electronic connectors and flat cable, which are sold primarily to OEMs in the automotive, computer, office equipment, test equipment, instrumentation, industrial automation and telecommunications industries.

     The Corporation operates in three business segments. ELECTRICAL CONSTRUCTION AND MAINTENANCE COMPONENTS are sold primarily in North America, and manufactured and assembled at facilities located in the United States, Puerto Rico, Canada and Mexico. ELECTRONIC/OEM COMPONENTS are sold in North America, Europe and the Far East, and manufactured at facilities in the United States, Europe, Mexico, Japan and Singapore. OTHER PRODUCTS AND COMPONENTS--principally heaters, heating/ventilation systems, components for transmission and distribution of electric power, utility poles and transmission towers, and telecommunications products--are sold primarily in North America and manufactured in the United States.

     Thomas & Betts' objective is to continue to achieve profitable growth by offering its distributors and its OEM and end-user customers a broad family of high-quality products and state-of-the-art distribution services and by maintaining leadership positions in the markets that it serves. Its strategy for achieving this objective consists of the following elements:

-DESIGNING CONTINUOUS IMPROVEMENTS AND MAKING CUSTOMER-SPECIFIC
   MODIFICATIONS IN WIDELY USED PRODUCTS--allowing value to be added to mature product lines;
-SELECTIVELY ACQUIRING PRODUCT LINES THAT COMPLEMENT THE CORPORATION'S
   EXISTING PRODUCT LINES--allowing the Corporation to reduce significantly the time required to bring new products to its markets;
-EXPANDING THE USE AND FEATURES OF THE CORPORATION'S STATE-OF-THE-ART
   DISTRIBUTOR/MANUFACTURER INTEGRATION ("DMI") SYSTEM--allowing the Corporation to provide its distributors with an inventory and distribution management system that achieves significant transaction cost savings for both the Corporation and its distributors; and
-GLOBALLY LOCATING AND COORDINATING MANUFACTURING FACILITIES AND MARKETING
   PERSONNEL--allowing the Corporation to achieve low-cost manufacturing and to provide worldwide service to those of its OEM customers with globally dispersed operations.

     Selective acquisitions have been made to broaden Thomas & Betts' business worldwide. In 1992, the Corporation acquired American Electric, a leading manufacturer of a broad range of electrical products and accessories; as a result of this acquisition the Corporation's sales approximately doubled. Since the acquisition of American Electric, the Corporation has made 13 acquisitions involving complementary product lines. Recent examples include: the $51.2 million acquisition of Commander Electrical Products, Inc., a Canadian manufacturer of electrical outlet boxes, in August 1994; the $35.0 million acquisition of Catamount Manufacturing Co., a manufacturer of cable ties, in October 1995; and the $220.6 million acquisition of Amerace Corporation, a manufacturer of electrical components for utility and industrial markets, in January 1996. Amerace had sales of $215.0 million in 1995. In addition, in August 1994, the Corporation completed the purchase, for $50.6 million, of a 29% interest in Leviton Manufacturing Co., Inc., a private company that is the largest U.S. manufacturer of wiring devices.

     The Corporation was established in 1898 as a sales agency for electrical wires and raceways and was incorporated in New Jersey in 1917. The Corporation's executive offices are located at 1555 Lynnfield Road, Memphis, Tennessee 38119, telephone number (901)682-7766.

ELECTRICAL CONSTRUCTION AND MAINTENANCE COMPONENTS(ELECTRICAL)

     The Corporation's electrical construction and maintenance components market includes industrial, commercial and residential construction and renovation companies, electrical contractors, telephone companies and telecommunications businesses, and maintenance, repair and overhaul operations ("MRO") customers. Total Electrical Construction and Maintenance Components sales were $611.7, $516.9 and $444.5 million, or 50%, 48% and 46% of the
Corporation's total sales, for 1995, 1994 and 1993, respectively.

     The Corporation designs, manufactures and markets thousands of different electrical connectors, components and other products for industrial, commercial and residential construction applications, including (i) fittings and accessories for electrical raceways; (ii) fastening products, such as plastic and metallic ties for bundling wire and flexible tubing; (iii) terminals for small wires and power cables; (iv) power connectors, such as compression and mechanical connectors for high current power and grounding applications; (v) indoor and outdoor switch and outlet boxes, covers and accessories; (vi) floor boxes;
(vii) metal framing used as structural supports for conduits, cable trays, electrical enclosures and lighting raceways; (viii) ground rods and clamps;
(ix) products for outdoor security, roadway and adverse and hazardous location lighting; (x) circuit breakers, safety switches and meter centers; and (xi) other products, including insulation products, wire markers and application tooling products.

     The Corporation markets its electrical components under various brand names. These brand names and the related products include THOMAS & BETTS, T&B and CATAMOUNT electrical products and electricians' supply products, TY-RAP, TY-FAST and CATAMOUNT cable ties, STEEL CITY, BOWERS, COMMANDER and UNION switch and outlet boxes, covers and conduit fittings, STA-KON terminals, STEEL CITY floor boxes and wire management systems, PERFECT-LINE outdoor lampholders and boxes and covers, BLACKBURN and COLOR-KEYED power connectors and grounding devices, T&B Electricians' Supplies, wire connectors, tools and accessories, KINDORF and SUPERSTRUT metal framing products, AMERICAN ELECTRIC LIGHTING and HAZLUX lighting products, THOMAS & BETTS and ZINSCO circuit breakers, safety switches and meter centers, T&B, CANSTRUT and ELECTROTRAY cable tray, E-Z-CODE wire markers and ANCHOR meter sockets.

     In North America, the Corporation's components for industrial, commercial and residential construction and industrial MRO customers are sold through electrical distributors and retail outlets such as home centers and mass merchants. The Corporation has relationships with over 2,000 national, regional and independent distributors and buying groups with locations across North America. The Corporation believes that it has strong relationships with its distributors as a result of the breadth and quality of its product line, innovative service programs, product innovation, competitive pricing and brand name recognition among its customers. The Corporation has a network of factory and independent sales representatives who work with distributors, end users and retail outlets to increase demand for its products. The Corporation has thousands of customers, and no single end user, distributor or retailer accounted for more than 6% of the Corporation's Electrical Construction and Maintenance Components segment 1995 net sales.

     The Corporation also manufactures and distributes its components outside the United States. Certain of the Corporation's standard components are sold in countries where they conform to the applicable local electrical requirements, while other components are specifically designed and manufactured to conform to local standards. The Corporation also markets electrical components through offshore sales agents and domestic exporters.

ELECTRONIC/OEM COMPONENTS(ELECTRONIC)

     The Corporation's electronic components are sold primarily to OEMs in the automotive, information services, office equipment, test equipment, instrumentation, industrial automation and telecommunications businesses and commercial offices, with the remainder of the components going to others such as electronic distributors and contractors. No single end user or distributor of the Corporation's electronic components accounted for more than 9% of the Corporation's Electronic/OEM Components segment 1995 net sales. Total Electronic/OEM Components sales were $297.9, $260.1 and $246.9 million, or 24%, 24% and 26% of the Corporation's total sales, for 1995, 1994 and 1993, respectively.

     The Corporation's electronic/OEM components include: (i) printed circuit connectors; (ii) IDC connectors for mass termination of flat cables; (iii) custom-engineered connectors for automotive and professional electronics applications; (iv) flexible interconnects, flat cables and assemblies for automotive and other applications; (v) cable ties; (vi) terminals; (vii) D-subminiature connectors, a broad group of industry standard connectors; and
(viii) modular voice and data connectors, twinax and coax connectors, baluns, patch panels, jack and wall plates and related components for use in mainframe-to-terminal systems and personal computer-based local area networks in commercial properties. These components are sold under various brand names, including THOMAS & BETTS electronic connectors, ANSLEY flat cable and connectors, FLEXSTRIP jumpers, TY-RAP, TY-FAST and CATAMOUNT cable ties, HOLMBERG D-subminiature and card edge connectors, and NEVADA WESTERN, ARMIGER and EPITOME premises wiring brand names. The Amerace acquisition added the following products to the Corporation's electronic/OEM components segment:
RUSSELLSTOLL, MAX-GARD and EVER-LOK interconnect components and systems, MIPCO power connectors, FEEDRAIL trolley busway electrification systems, AGASTAT electro-mechanical and solid-state devices for timers and relays, and BUCHANAN terminal blocks and connectors. These Amerace products are sold to electronic interconnect, trolley busway electrification and industrial markets.

     In North America, the Corporation sells its standard components through electronic distributors and directly to end users, and provides customer-specific components directly to major OEMs. The Corporation sells through national, regional and local distributors serving a large customer base.

     The Corporation also manufactures and markets its electronic/OEM components internationally, with design, manufacturing and distribution capabilities in Europe and the Far East. In Europe and the Far East, as in North America, electronic/OEM components are sold primarily to automotive, computer, office equipment, test equipment, instrumentation, industrial automation and telecommunications markets, and certain of the Corporation's electronic components are developed and manufactured for specific customer applications.

     There has been a trend on the part of OEM customers to reduce the number of their preferred suppliers, focusing on companies that can meet quality and delivery standards and that have a global presence, a broad product package, strong design capability and competitive prices. The Corporation has achieved a preferred supplier designation from many of its most important OEM customers for electronic components, and continues to seek this preferred status from other accounts.

OTHER PRODUCTS AND COMPONENTS (OTHER)

     The Corporation sells its other products and components, comprised of heating products, utility poles and transmission towers, telecommunication components and other components, through distributors and directly to end users. No single end user or distributor accounted for more than 2% of the Corporation's Other Products and Components segment 1995 net sales. Total Other Products and Components sales were $327.2, $299.2 and $266.1 million, or 26%, 28% and 28% of the Corporation's total sales, for 1995, 1994 and 1993, respectively.

     HEATING PRODUCTS

     The Corporation designs, manufactures and markets heating products for commercial and industrial buildings. Products include gas, oil and electric unit heaters, gas-fired duct furnaces, indirect and direct gas-fired make-up air heaters, and infrared heaters for the heating, ventilation and air conditioning ("HVAC") marketplace under the REZNOR and E.K. CAMPBELL brand names. The Corporation's products are sold through HVAC, mechanical and refrigeration distributors in over 1,000 locations throughout North America.

     TRANSMISSION POLES AND TOWERS

     The Corporation designs, manufactures and markets transmission and distribution poles and towers for North American power and telecommunications companies and for export. These products are primarily sold to five types of end users: investor-owned utilities; cooperatives, which purchase power from utilities and manage its distribution to end users; municipal utilities; cable television operating companies; and telephone companies. The Corporation's products include tubular steel transmission and distribution poles and lattice steel transmission towers. The Corporation manufactures and sells its transmission towers and its transmission and distribution poles under the LEHIGH, MEYER and THOMAS & BETTS brand names.

     TELECOMMUNICATION COMPONENTS

     The Corporation designs, manufactures and markets T&B aerial, pole, pedestal and buried splice enclosures, T&B connectors, KOLD-N-KLOSE encapsulation and sheath repair systems, TY-RAP, TY-FAST and CATAMOUNT cable ties, and DELTEC specialty devices for cable television companies and telephone operating companies. These components are sold both directly to end users and through distributors.

     OTHER COMPONENTS

     The Corporation designs, manufactures and markets flood, roadway and security lighting fixtures; and connectors, grounding systems, fastening and metal framing components for North American power companies and heating, mechanical and refrigeration ("HMR") product distributors. These products are primarily sold to four markets: investor-owned utilities, cooperatives, municipal utilities and HMR distributors. The Corporation's other component products include BLACKBURN power connectors and grounding systems, AMERICAN ELECTRIC LIGHTING roadway, security and area lighting fixtures, SUPERSTRUT metal framing, TY-RAP, TY-FAST and CATAMOUNT cable ties, ANCHOR meter sockets and, from the Amerace acquisition, ELASTIMOLD power connectors and HENDRIX cable products. These Amerace products are sold to investor-owned utilities, cooperatives and municipal utilities, and to the export market.

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

     The Corporation believes that its products enjoy a reputation for quality in the markets in which they are sold. The Corporation has implemented quality control processes in its design, manufacturing, delivery and other operations in order to further improve product quality and the service level to customers. These techniques include just-in-time manufacturing programs for more efficient use of machine tools in manufacturing different products, statistical process control, statistical problem solving, and other processes related to the Corporation's SIGNATURE SERVICE DMI program.

     From its origin as a delivery guarantee, SIGNATURE SERVICE has evolved into a partnership for profitability that encompasses purchasing incentives, extensive marketing support, training, and service discounts. In 1995, the DMI program expanded its service to over 500 distributor locations, encompassing more than 35% of the electrical distributor business, with expectations of servicing over 60% in 1996. The DMI advanced partnership includes business cost reduction processes such as automatic stock replenishment, advanced distributor inventory modeling, automatic receiving, price synchronization, invoice balancing and summary billing. Combining these business process redefinitions with a leading effort in electronic commerce such as extensive use of industry standard Electronic Data Interchange ("EDI") has made the DMI partnership a success for the Corporation as well as its participating distributors.

     The Corporation manufactures its products on a worldwide basis, with manufacturing operations throughout North America, in Europe and in the Far East.

     The Corporation purchases a wide variety of raw materials for the manufacture of its products, including metals such as brass, copper, aluminum, steel plate, steel strip and malleable iron castings, and resins and rubber compounds. The Corporation's sources of raw materials and component parts are well established and are sufficiently numerous to avoid serious interruption of production in the event that certain suppliers are unable to provide raw materials and component parts.

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

     The Corporation allocates significant resources to its research and development activities. The Corporation's research, development and engineering expenditures for the creation and application of new and improved products and processes were $22.7, $20.8 and $18.7 million for 1995, 1994 and 1993, respectively.

     The research and development activities of the Corporation are focused on specific product areas. Certain of the Corporation's recent new products and enhancements include connectors and enclosures for construction markets, high density computer connectors and cable assemblies, sealed automotive connectors, an innovative outdoor lighting fixture, a computerized portable label printer, cable tray products and components and gas-fired unit heaters.

PATENTS AND TRADEMARKS

     The Corporation owns approximately 1,275 active patents worldwide and has numerous patent applications currently pending. The Corporation has over 215 trademarks, including THOMAS & BETTS, T&B, TY-RAP, TY-FAST, STA-KON, ANSLEY, FLEXSTRIP, BLACKBURN, STEEL CITY, KINDORF, HAZLUX, AMERICAN ELECTRIC LIGHTING, COLOR-KEYED, SUPERSTRUT, PERFECT-LINE, REZNOR, ANCHOR METALS, LEHIGH, MEYER, NEVADA WESTERN, WESTLINE, HOLMBERG, ZINSCO, E.K. CAMPBELL, BOWERS, AGASTAT, ALL-LAN, BUCHANAN, FEEDRAIL, MIPCO, RUSSELLSTOLL, CATAMOUNT, ELASTIMOLD and HENDRIX. While the Corporation considers its patents and trademarks (including trade dress) to be valuable assets, it does not believe that its competitive position is dependent solely on patent or trademark protection or that its operations are dependent on any individual patent or trademark. The Corporation does not consider any of its licenses, franchises or concessions to be material to its business.


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

EMPLOYEES

     As of December 31, 1995, the Corporation had approximately 8,700 full-time employees worldwide.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Information regarding business segments is presented in Item 1 (a)and(c) above, Exhibit 13 hereto and in the Corporation's 1995 Annual Report to Shareholders on page 34, which is incorporated herein by reference.


(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES

     Information relating to operations in different geographic areas is presented in both Exhibit 13 hereto and in the Corporation's 1995 Annual

Report to Shareholders on page 35, which is incorporated herein by reference. The risks attendant to these sales and profits are relatively small because the operations are in foreign countries that have relatively stable political systems. It is expected that the international markets will continue to provide sales growth in the future.


ITEM 2. PROPERTIES

     The Corporation has total plant, office and warehouse space of approximately 6,806,000 sq. ft. in 85 locations in 20 states, the Commonwealth of Puerto Rico and 14 foreign countries. This space is composed of 3,889,000 sq. ft. of manufacturing space, 2,183,000 sq. ft. of office and distribution space and 734,000 sq. ft. of idle space.

     The following table lists the Corporation's manufacturing locations by primary segment as of December 31, 1995:



                                                                     Approximate Area
                                                                        In Sq. Ft.
                                            No. Of                  -------------------
Segment         Location                  Facilities                Leased      Owned
-------         --------                  ----------                ------     --------
Electrical Construction
and Maintenance Components
                 Arkansas                    1                      246,000
                 California                  1                       36,000
                 Georgia                     2                      180,000     158,000
                 Mississippi                 1                                  237,000
                 Ohio                        1                       39,000
                 Oklahoma                    1                                  108,000
                 Pennsylvania                2                       52,000      52,000
                 Puerto Rico                 4                      112,000      28,000
                 Tennessee                   2                                  457,000
                 Canada                      3                       65,000     305,000
                 Mexico                      5                      469,000

Electronic/OEM Components
                 California                  1                      120,000
                 South Carolina              2                                   89,000
                 England                     3                       37,000      28,000
                 Luxembourg                  1                       27,000      43,000
                 Japan                       1                        9,000     247,000
                 Singapore                   2                                   63,000

Other Products and Components
                 Kansas                      1                                   38,000
                 Pennsylvania                1                                  227,000
                 South Carolina              1                                  110,000
                 Texas                       1                                  136,000
                 Wisconsin                   1                                  171,000

     The Corporation leases approximately 115,000 sq. ft. of space in Memphis, Tennessee for its corporate and divisional headquarters. Principal sales offices and warehouses are located in 2,068,000 sq. ft. of property, over 90 percent of which is leased.

     As part of the restructuring initiated in the third quarter of 1994, approximately 1.3 million sq. ft. of manufacturing and warehouse space was closed in North America, Puerto Rico, Europe and the Far East in 1995 with most closures occurring in North America. Within North America, the principal closure was the Corporation's 420,000 sq. ft. of manufacturing space in Elizabeth, New Jersey which was donated to a non-profit organization in 1995. Also as part of this restructuring initiative, was the addition of 1.1 million sq. ft. of manufacturing and warehouse space in North America, Puerto Rico and Europe in 1995, principally in North America.

     The Corporation has 734,000 sq. ft. of idle manufacturing and office space primarily in Missouri, Alabama, Pennsylvania and New Jersey not included in the above table. In 1994, the Corporation recorded an $11 million operating charge related to these facilities to provide for losses on leases and to reduce owned facilities to their net realizable values.


ITEM 3. LEGAL PROCEEDINGS

     The Corporation is subject to federal, state and local environmental laws and regulations which govern the discharge of pollutants into the air, soil and water, as well as the handling and disposal of solid and hazardous wastes. The Corporation believes that it is currently in substantial compliance with all applicable environmental laws and regulations and that the costs of maintaining or coming into compliance with such environmental laws and regulations will not be material to the Corporation's financial statements.

     Owners and operators of sites containing hazardous substances, as well as generators of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for cleanup costs and damages arising out of past disposal activity. Such liability in many cases may be imposed regardless of fault or the legality of the original disposal activity. The Corporation is the owner or operator or former owner of various manufacturing facilities currently being investigated or remediated, including closed facilities in Anniston, Alabama; Elizabeth, New Jersey; and St. Louis, Missouri; and its currently operated facilities in Hager City, Wisconsin and Lancaster, South Carolina. In addition, the Corporation is investigating two manufacturing plants which were sold by American Electric prior to its acquisition by the Corporation, located in

Medora, Indiana and Monroe, Louisiana that may require site remediation.

     All but two of the above facilities were purchased by American Electric from other parties between the years 1985 and 1988. At the time of those purchases, the sellers gave commitments for indemnification for environmental liabilities that occurred prior to the purchase of the facilities by American Electric. There can be no assurances that such indemnities will be honored, but the Corporation believes that the indemnities will be honored. Subsequent to the Corporation's acquisition of American Electric, the Corporation has entered into agreements with the sellers to cooperate with each other in resolving obligations in connection with the above-mentioned environmental issues.

     The Corporation has received notifications from the United States Environmental Protection Agency ("EPA") or similar state environmental regulatory agencies or private parties that the Corporation, along with others, may currently be potentially responsible for the remediation of eleven sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (the "Superfund" Act) or similar state environmental statutes. Pursuant to the Asset Purchase Agreement dated June 28, 1985 between American Electric and ITT Corporation ("ITT"), ITT has to date assumed responsibility for its costs associated with contamination prior to June 1985 at four of these sites. The Corporation has assumed responsibility for its share of costs at the remaining seven sites. The Corporation has resolved its liabilities at additional sites not identified herein.

     The Corporation was served with an Administrative Complaint by the EPA which alleged that the Surprenant Wire and Cable facility in Clinton, Massachusetts, which was owned and operated by American Electric from June 1985 until November 1988, failed to comply with certain requirements of the Emergency Planning and Community Right to Know Act for the 1987 reporting year (In The Matter of FL Industries, Inc., EPA Region I Docket No. EPCRA-I-92-1047, filed April 1, 1992). The EPA's complaint sought a penalty of $176,520. In January 1996, the Corporation, without admitting any liability for the matters alleged, resolved this matter with the EPA for a payment of $97,930.

     In January 1996 the Corporation acquired Amerace Corporation. Pursuant to the various environmental laws and regulations described above, Amerace is investigating or remediating, or may have liability associated with, contamination at five facilities formerly owned or operated by Amerace, and at one facility currently owned and operated by Amerace. In addition, Amerace has received notifications from the EPA or from similar state environmental regulatory agencies or private parties that Amerace, along with others, may currently be potentially responsible for its share of the costs relating to the remediation of ten sites pursuant to the Superfund Act, or similar state environmental statutes.

     The Corporation is not able to predict with certainty the extent of its ultimate liability with respect to any pending or future environmental matters. However, the Corporation does not believe that any such liability with respect to the aforementioned environmental matters will be material to financial statements.

     The Corporation has been named as defendant in various product liability and commercial legal actions arising from normal business activities. Although the amount of any ultimate liability with respect to such matters cannot be precisely determined, the Corporation does not believe any such liability will be material to its financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.



EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                             Date Assumed
     Name                  Position                                     Age                 Present Position
     ----                  ---------                                    ---                ------------------
T. Kevin Dunnigan          Chairman of the Board                        58                    January 1992
                           and Chief Executive
                           Officer

Clyde R. Moore             President and Chief                          42                    January 1994
                           Operating Officer

Fred R. Jones              Vice President-                              48                    August 1995
                           Finance and Treasurer
                           (Chief Financial Officer)

T. Roy Burton              President-Electronics/OEM                    48                    March 1994
                           Division

William A. Fredrick        President-Lighting Division                  49                    March 1994

Uberto Gamaggio            President-Thomas & Betts                     57                    May 1993
                           Europe

Gregory M. Langston        President-Utility Division                   40                    April 1995

Dick R. McCullough         President-Mechanical                         42                    November 1995
                           Products Division


W. Neil Parker             President-Electrical                         53                    February 1996
                           Components Division

Gary R. Stevenson          Vice President-                              43                    January 1994
                           Operations





    Mr. Dunnigan has been Chief Executive Officer since 1985.

    Mr. Moore previously was President and Chief Operating Officer of FL Industries, Inc.(1990 to 1992) and President of its American Electric Division from 1985 until its acquisition by Thomas & Betts Corporation in 1992. He was President-Electrical Division of the Corporation (1992 to 1994).

    Mr. Jones previously was President of ABB Financial Services, Inc. (1990 to 1992) and Senior Vice President and Chief Financial Officer of Joy Technologies, Inc. (1992 to 1995).

    Mr. Burton previously was Vice President and General Manager of Bendix Connector Operations (1989 to 1992), Vice President-Information Technology Operations (1992 to 1993), and Vice President-Aerospace Operations
    (1993 to 1994) of Amphenol Corporation.

    Mr. Fredrick previously was Vice President-Commercial and Industrial Lighting Group of the American Electric Division of FL Industries, Inc. (1988 to 1992) and Vice President and General Manager-Commercial and Industrial Lighting Group of Thomas & Betts Holdings, Inc. (1992 to 1994).

    Mr. Gamaggio previously was Managing Director of Baumann GmbH, Lichtenstein, (1987 to 1993).

    Mr. Langston previously was Managing Director of Square D Australia
    (1989 to 1990), Managing Director of Square D Asia Pacific (1991 to 1992), President of Square D de Mexico (1992) and President of Groupe Schneider Mexico (1992 to 1995).

    Mr. McCullough previously was Commercial Marketing Director of Lennox Industries (1990 to 1991), Director of Marketing (1991 to 1993) and Vice President and General Manager (1993 to 1995) of the Corporation's Mechanical Products Division.

    Mr. Parker previously was Vice President of General Electric Canada (1990 to 1992) and President-Thomas & Betts Canada (1995 to 1996). He is also currently President of Thomas & Betts Limited (1992 to present).

    Mr. Stevenson previously was Vice President-Operations of the American Electric Division of FL Industries, Inc. (1989 to 1992) and Vice President-Operations of Thomas & Betts Holdings, Inc. (1992 to 1994).

The executive officers were elected by the Board of Directors for a term which expires on May 1, 1996, the date of the next organizational meeting of the Board of Directors. Normally, officers are elected for one-year terms or until their successors have been elected. There exists no special arrangement or understanding regarding election to executive office other than that described herein. See Item 11 for information relating to Directors.



                                    PART II

ITEMS 5 THROUGH 8.

     Information required by Items 5 through 8 of Form 10-K is included in both
Exhibit 13 hereto and in the Corporation's 1995 Annual Report to Shareholders, portions of which are incorporated herein by reference as indicated below:



             Item No.    Pages
             --------    -----
                5        23 & 37
                6        38 & 39
                7        20-23
                8        24-37


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.






                                    PART III

ITEMS 10, 11, 12 AND 13.

     Registrant, on March 19, 1996 filed with the Securities and Exchange Commission a definitive Proxy Statement. Information required by Items 10, 11, 12 and 13 of Form 10-K, but not provided herein, is included in the Proxy Statement and is incorporated herein by reference. Certain of the information required with respect to executive officers is also set forth in Part I of this report under the heading "Executive Officers of the Registrant."

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

   (1) Financial statements.
       All financial statements as set forth under Item 8.

   (2) Financial statement schedule.
                                                              Page
                                                             Number
                                                             ------
       II   Valuation and Qualifying Accounts                  19

            Independent Auditors' Report on Financial
            Statement Schedule                                 20

       All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

   (3)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

     (3)(i)Articles of Incorporation, as amended effective
           March 8, 1996

     (10)  Material Contracts

           - Credit Agreement dated as of March 29, 1995 among the Corporation, the banks listed therein and Morgan Guaranty Trust Company of New York, as agent

           - Amendment No. 1 dated as of December 8, 1995 to Credit Agreement among the Corporation, the banks listed therein and Morgan Guaranty Trust Company of New York, as agent

           -  1990 Stock Option Plan

     (12) Statements regarding computation of ratios (Ratio of earnings to fixed changes)

     (13)  1995 Annual Report to Shareholders

           Excerpts from the 1995 Annual Report to Shareholders are attached to the Form 10-K in Exhibit 13. If you have not received the Annual Report to Shareholders, you may obtain one by writing to the Corporate Relations Department at Corporate Headquarters.

     (21)  Subsidiaries of registrant

     (23)  Auditors' Consent

     (24)  Power of Attorney

     (27)  Financial Data Schedule (SEC use only)

The following exhibits are omitted as they are incorporated by reference as indicated.

     (3)(ii) By-Laws - See 1993 Form 10-K.

     (4) Instruments defining the rights of security holders, including indentures.

             - Specimen of the Corporation's $150,000,000 aggregate principal amount of 6-1/2% Senior Notes due January 15, 2006 - See Form S-4 filed February 13, 1996.

             - Stock Purchase Agreement between Thomas & Betts Corporation and Vishay Intertechnology, Inc., dated July 12, 1994 - See Form 8-K filed July 29, 1994.

             -  Indenture, dated as of January 15,
                1992, between the Corporation and First Trust of New York, National Association, as Trustee, successor trustee to Morgan Guaranty Trust Company of New York - See 1991 Form 10-K.

             - Specimen of the Corporation's $125,000,000 aggregate principal amount of 8-1/4% Notes due January 15, 2004 - See 1991 Form 10-K.

             - Form of Distribution Agreement for Medium-Term Notes between the Corporation and Merrill Lynch & Co., dated July 28, 1992 - See Form 8-K dated July 28, 1992.

             - First Supplemental Indenture, dated as of July 28, 1992, between the Corporation and First Trust of New York, National Association, as Trustee, successor trustee to Morgan Guaranty Trust Company of New York - See Form 8-K dated July 28, 1992.

     (10)    Material Contracts


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

             -  1985 Stock Option Plan - See 1992 Form 10-K

             - Restricted Stock Plan for Nonemployee Directors - See 1992 Form 10-K

             -  1993 Management Stock Ownership Plan - See 1993
                Form 10-K

             -  Thomas & Betts Corporation Executive Incentive
                Plan - See 1994 Proxy Statement

             - Stock Purchase Agreement between Eagle Industrial Products Corporation and the Corporation, dated November 1, 1995 regarding the purchase by the Corporation of the stock of Amerace Corporation - See Form 8-K dated January 17, 1996 and Form 8-K/A filed January 22, 1996

(b) The following reports were filed on Form 8-K during the last quarter of 1995 and to date:

     (1) Form 8-K, dated December 12, 1995, setting forth required financial information on combined sales and net income of Catamount Manufacturing, Inc. and the Corporation for 30 days of post-acquisition combined operations from October 28, 1995 through November 26, 1995.

     (2) Forms 8-K and 8-K/A, dated January 17, 1996 and January 22, 1996, reporting the acquisition of Amerace Corporation by the Corporation.

     (3) Form 8-K, dated February 12, 1996, reporting the Corporation's 1995 earnings release.

                          THOMAS & BETTS CORPORATION
                      VALUATION AND QUALIFYING ACCOUNTS
      YEARS ENDED DECEMBER 31, 1995, JANUARY 1, 1995 AND JANUARY 2, 1994
                                (IN THOUSANDS)

                                                                 ADDITIONS
                                                       -----------------------------
                                      BALANCE AT         CHARGED TO       CHARGED TO                        BALANCE
                                      BEGINNING          COST AND         OTHER                             AT END
    DESCRIPTION                       OF PERIOD          EXPENSES         ACCOUNTS          (DEDUCTIONS)    OF PERIOD
    -----------                       ---------          ---------        ----------        ------------    ---------
Year ended December 31, 1995:
  Allowance for doubtful accounts
  and cash discounts                   $4,556             $2,416(1)          $  -           $(1,030)(3)       $5,942
                                       ======             ======             ====           =======           ======

Year ended January 1, 1995:
  Allowance for doubtful accounts
  and cash discounts                   $5,292             $  837(1)          $(57)(2)       $(1,516)(3)       $4,556
                                       ======             ======             ====           =======           ======

Year ended January 2, 1994:
  Allowance for doubtful accounts
  and cash discounts                   $5,103             $1,291(1)          $127 (2)       $(1,229)(3)       $5,292
                                       ======             ======             ====           =======           ======

(1)   Includes provision of $2,314 in 1995, $1,133 in 1994 and $1,286 in 1993 for doubtful accounts.  Remaining amounts represent net change in cash discount reserve and translation adjustments.
(2)   Balance acquired in business acquisitions.
(3)   Write-offs of uncollected accounts and divestiture of Vitramon balance of $655 in 1994.


INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


The Shareholders and Board of Directors
Thomas & Betts Corporation:



     Under date of February 8, 1996, we reported on the consolidated balance sheets of Thomas & Betts Corporation and subsidiaries as of December 31, 1995 and January 1, 1995 and the related consolidated statements of earnings, cash flows, and shareholders' equity for each of the years in the three-year period ended December 31, 1995 as contained in the 1995 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG Peat Marwick LLP

Memphis, Tennessee
February 8, 1996

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS ANNUAL REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

THOMAS & BETTS CORPORATION


    Signature               Title                                Date
    ---------               -----                                ----

/s/ T. Kevin Dunnigan       Chairman of the Board,               March 22, 1996
--------------------------  Chief Executive Officer
(T. Kevin Dunnigan)         and Director


/s/ Clyde R. Moore          President, Chief Operating           March 22, 1996
--------------------------  Officer and Director
(Clyde R. Moore)

/s/ Fred R. Jones           Vice President-Finance and           March 22, 1996
--------------------------  Treasurer
(Fred R. Jones)

/s/ Jerry Kronenberg        Vice President-General               March 22, 1996
--------------------------  Counsel
(Jerry Kronenberg)

*/s/ Raymond B. Carey, Jr.  Director                             March 22, 1996
--------------------------
(Raymond B. Carey, Jr.)

*/s/ Ernest H. Drew         Director                             March 22, 1996
--------------------------
(Ernest H. Drew)

*/s/ Jeananne K. Hauswald   Director                             March 22, 1996
--------------------------
(Jeananne K. Hauswald)

*/s/ Thomas W. Jones        Director                             March 22, 1996
-------------------------
(Thomas W. Jones)

*/s/ Robert A. Kenkel       Director                             March 22, 1996
-------------------------
(Robert A. Kenkel)

*/s/ Kenneth R. Masterson   Director                             March 22, 1996
-------------------------
(Kenneth R. Masterson)

*/s/ J. David Parkinson     Director                             March 22, 1996
-------------------------
(J. David Parkinson)

*/s/ Ian M. Ross            Director                             March 22, 1996
-------------------------
(Ian M. Ross)

*/s/ William H. Waltrip     Director                             March 22, 1996
-------------------------
(William H. Waltrip)



                                  * By: /s/ Jerry Kronenberg
                                        ----------------------------------
                                        Jerry Kronenberg, Attorney-in-fact