Form 10-Q
period 1996-03-31
THOMAS & BETTS CORP
filed 1996-05-15
CIK 97854

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996
                                               --------------
                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ____________ to __________________


               Commission file number       1-4682
                                            ------

                          THOMAS & BETTS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Tennessee*                                   22-1326940
- ------------------------------------------------------------------------------
 (State or other jurisdiction of                      (I.R.S.Employer)
  incorporation or organization)                    Identification No.)


      1555 Lynnfield Road, Memphis, Tennessee              38119
- ------------------------------------------------------------------------------
      (Address of principal executive offices)           (Zip Code)

                                (901) 682-7766
- ------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X           No
                                                  -----            ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - No Par Value                            40,313,431
- ----------------------------                   ----------------------------
   (Title of each class)                       (Outstanding at May 1, 1996)


* State of incorporation was changed from New Jersey to Tennessee effective May 2, 1996.

                           THOMAS & BETTS CORPORATION

                                     INDEX


                                                                                                   Page
                                                                                                   ----
PART I.    Financial Information:

           Consolidated Balance Sheet -
           March 31, 1996 and December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . .   3

           Consolidated Statement of Earnings - Quarters
           Ended March 31, 1996 and April 2, 1995   . . . . . . . . . . . . . . . . . . . . . . .   4

           Consolidated Statement of Cash Flows - Quarters
           Ended March 31, 1996 and April 2, 1995   . . . . . . . . . . . . . . . . . . . . . . .   5

           Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . .   6

           Management's Discussion and Analysis of Results
           of Operations and Financial Condition  . . . . . . . . . . . . . . . . . . . . . . . .   9

PART II.   Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

           Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

           Signatures         . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15


                         PART I.  FINANCIAL INFORMATION

                           THOMAS & BETTS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                                    March 31,          December 31,
                                                                                      1996                 1995
                                                                                   -----------          -----------
                                                                                   (Unaudited)          (Audited)
ASSETS
Current Assets:
   Cash and cash equivalents                                                       $   56,689            $   44,411
   Marketable securities                                                               62,353                60,638
   Receivables, net                                                                   222,555               186,585
   Inventories:
      Finished goods                                                                  123,601               103,328
      Work in process                                                                  41,508                31,159
      Raw materials                                                                    90,943                77,373
                                                                                   ----------            ----------
                                                                                      256,052               211,860
   Deferred income taxes                                                               25,084                19,486
   Prepaid expenses                                                                     8,506                 4,635
                                                                                   ----------            ----------
Total Current Assets                                                                  631,239               527,615

Property, plant and equipment, at cost                                                698,178               615,444
   less accumulated depreciation                                                      282,905               277,263
                                                                                   ----------            ----------
      Net property, plant and equipment                                               415,273               338,181
Intangible assets - net                                                               460,172               314,423
Investments and other assets                                                          120,222                79,163
                                                                                   ----------            ----------

TOTAL ASSETS                                                                       $1,626,906            $1,259,382
                                                                                   ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Short-term bank borrowings                                                      $   37,959            $   27,518
   Current maturities of long-term debt                                                19,607                19,840
   Accounts payable                                                                   115,463               110,462
   Accrued liabilities                                                                125,105                99,180
   Income taxes                                                                        17,172                14,700
   Dividends payable                                                                   11,265                11,221
                                                                                   ----------            ----------
Total Current Liabilities                                                             326,571               282,921

Long-term debt                                                                        599,699               327,812
Other long-term liabilities                                                            74,260                35,510
Deferred income taxes                                                                  14,396                12,565

Shareholders' Equity:
   Common stock                                                                        20,170                20,086
   Additional paid-in capital                                                         171,089               167,015
   Retained earnings                                                                  420,189               411,984
   Unrealized gain on marketable securities                                               786                   786
   Foreign currency translation adjustment                                              1,963                 3,997
   Cost of treasury stock                                                              (2,217)               (3,294)
                                                                                   ----------            ----------
Total Shareholders' Equity                                                            611,980               600,574
                                                                                   ----------            ----------

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                                                            $1,626,906            $1,259,382
                                                                                   ==========            ==========


See accompanying notes to consolidated financial statements.

                           THOMAS & BETTS CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                                      Quarter Ended
                                                                                                 March 31,       April 2,
                                                                                                   1996            1995
                                                                                                 --------        --------
Net sales                                                                                        $341,721        $300,473

Costs and expenses:

   Cost of sales                                                                                  232,465         206,930
   Marketing, general and administrative                                                           61,787          54,675
   Research and development                                                                         7,445           5,484
   Amortization of intangibles                                                                      3,352           2,495
                                                                                                 --------        --------
                                                                                                  305,049         269,584
                                                                                                 --------        --------

Earnings from operations                                                                           36,672          30,889

Other expense - net                                                                                 7,087           5,409
                                                                                                 --------        --------

Earnings before income taxes                                                                       29,585          25,480

Income taxes                                                                                       10,105           8,492
                                                                                                 --------        --------

Net earnings                                                                                     $ 19,480        $ 16,988
                                                                                                 ========        ========

Share data:

   Net earnings                                                                                  $   0.48        $   0.43
                                                                                                 ========        ========

   Cash dividends declared                                                                       $   0.28        $   0.28
                                                                                                 ========        ========

Average shares outstanding                                                                         40,177          39,896
                                                                                                 ========        ========


See accompanying notes to consolidated financial statements.

                           THOMAS & BETTS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                    Quarter Ended
                                                                                               March 31,        April 2,
                                                                                                 1996             1995
                                                                                               --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                                   $ 19,480         $ 16,988
Adjustments:
  Depreciation and amortization                                                                  17,144           14,255
   Deferred income taxes                                                                          4,444            6,387
   Changes in operating assets and liabilities:
       Receivables                                                                              (18,825)         (14,639)
       Inventories                                                                              (18,102)         (22,015)
       Accounts payable                                                                          (5,982)           2,843
       Accrued liabilities                                                                       (5,643)         (11,637)
       Income taxes payable                                                                       2,560              723
       Other                                                                                     (4,870)            (493)
                                                                                               --------         --------
Net cash provided by (used in) operating activities                                              (9,794)          (7,588)
                                                                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of businesses                                                                         (229,170)         (11,782)
Purchases of property, plant and equipment                                                      (20,952)         (19,184)
Proceeds from sale of property, plant and
   equipment                                                                                         48            2,382
Marketable securities acquired                                                                   (2,760)         (12,482)
Proceeds from matured marketable securities                                                       1,045            1,865
Other                                                                                               -              1,147
                                                                                               --------         --------
Net cash provided by (used in) investing activities                                            (251,789)         (38,054)
                                                                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in borrowings with
   original maturities less than 90 days                                                         15,095           16,812
Proceeds from long-term debt and other
   borrowings                                                                                   274,042            9,819
Repayment of long-term debt and other
   borrowings                                                                                    (4,821)          (1,556)
Stock options exercised                                                                           3,326              350
Cash dividends paid                                                                             (11,231)         (10,979)
                                                                                               --------         --------
Net cash provided by (used in) financing activities                                             276,411           14,446
                                                                                               --------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                          (2,550)           2,142
                                                                                               --------         --------

Net increase (decrease) in cash and cash
   equivalents                                                                                   12,278          (29,054)
Cash and cash equivalents at beginning of
   period                                                                                        44,411           69,671
                                                                                               --------         --------
Cash and cash equivalents at end of period                                                     $ 56,689         $ 40,617
                                                                                               ========         ========

Cash payments for interest                                                                     $ 10,501         $  9,463
                                                                                               --------         --------
Cash payments for taxes                                                                        $  4,156         $  1,111
                                                                                               --------         --------


See accompanying notes to consolidated financial statements.

                           THOMAS & BETTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the financial position as of March 31, 1996 and December 31, 1995, and the results of operations and cash flows for the periods ended March 31, 1996 and April 2, 1995.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1995. The results of operations for the periods ended March 31, 1996 and April 2, 1995 are not necessarily indicative of the operating results for the full year.

3. EARNINGS PER SHARE: Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the reporting period. The effect on earnings per share resulting from the assumed exercise of outstanding stock options is not material.

4. COMMON STOCK SPLIT: All share and per share amounts reflect a two-for-one stock split distributed April 9, 1996.

5. ACQUISITIONS AND DIVESTITURES: On January 2, 1996, the Corporation acquired all the outstanding stock of Amerace Corporation for $220.6 million in cash. Amerace is a manufacturer of electrical products for utility and industrial markets; its most significant products are underground power and distribution connectors sold under its Elastimold brand name. This acquisition was accounted for using the purchase method of accounting. The aggregate purchase price, which is subject to certain adjustments, has been tentatively allocated to the acquired assets of Amerace based on their respective fair values with the excess of $147.4 million allocated to goodwill. The goodwill is being amortized on a straight-line basis over 40 years.

   Acquired assets of Amerace expected to be disposed of as a result of the integration of the operations of Amerace into those of the Corporation have been recorded at their estimated net realizable value after consideration of their use prior to disposal; such assets are not considered to be material to the financial position of the Corporation.

   Results of operations of Amerace after the acquisition date are included in the Consolidated Statement of Earnings. If the acquisition and its financing had occurred at the beginning of 1995, management estimates that on an unaudited pro forma basis, net sales, net earnings and net earnings per share would have been $338.0 million, $18.5 million and $0.46, respectively, for the first quarter ended April 2, 1995. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the combined results of operations which would have resulted had the acquisition taken place on January 2, 1995, nor are they necessarily indicative of results of operations for any future period.

   On January 5, 1996, the Corporation acquired certain assets (primarily inventories and equipment) from Bowers Manufacturing Corporation relating to the manufacture, sale and distribution of metallic and non-metallic electrical outlet boxes and surface raceway systems for $8.5 million in cash. This acquisition was accounted for using the purchase method of accounting.

   Subsequent to the end of the first quarter, on May 14, 1996, the Corporation sold most of the assets of the Hendrix Wire & Cable business of Amerace Corporation to a member of The Marmon Group for $20.0 million in cash. No gain or loss was recorded as a result of this sale.

6. REINCORPORATION: On May 1, 1996, the shareholders approved a proposal to change the Corporation's state of incorporation from New Jersey to Tennessee. The reincorporation became effective May 2, 1996, and at that time each outstanding share of Common Stock, par value of $0.50, was automatically converted into one share of Common Stock, no par value. This will be reflected in the Corporation's balance sheet effective May 2, 1996.

7. POOLINGS: The Corporation's 1995 quarterly financial statements have been restated to include the results of E. K. Campbell Company, a July 1995 acquisition, and Catamount Manufacturing, Inc., an October 1995 acquisition, both accounted for using the pooling of interest method of accounting.

8. RECLASSIFICATION: In 1996, outbound freight expense has been classified as a reduction of sales to conform the Corporation's presentation method to one that is more prevalent in its industry. Corresponding 1995 amounts previously classified as "marketing, general and administrative expenses" have been reclassified to conform to the 1996 method of presentation.

9. SFAS NO. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF": Effective January 1, 1996, the Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. Because the Corporation completed a thorough review of its operations as part of a third-quarter 1994 restructuring, the effects of adopting this standard were not significant.

10. SFAS NO. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION":  The
Corporation elected to continue to account for its stock-based compensation to employees using the intrinsic-value-based method prescribed by Accounting Principles Board (APB)Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair-value-based method defined by SFAS No. 123.

                           THOMAS & BETTS CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

QUARTERLY COMPARISON

         Thomas and Betts had record quarterly sales and record first-quarter earnings for the period ended March 31, 1996.

         Sales increased 14 percent to $341,721,000 from $300,473,000 in the first quarter of 1995. Earnings rose 15 percent, to $19,480,000, or $0.48 per share, from $16,988,000, or $0.43 per share, in last year's first quarter. All per share amounts reflect the two-for-one stock split distributed April 9, 1996.

         On a consolidated basis, the 14 percent increase in sales was due to increased volume in existing operations and the January 1996 acquisitions of Amerace Corporation and certain assets of Bowers Manufacturing Corporation. Pricing and currency impacts were negligible. Total sales outside the U.S. represented 24 percent of consolidated first quarter sales in 1996 and 1995.

         Worldwide sales of Electrical Construction and Maintenance Components were flat compared to particularly strong sales in the first quarter of 1995. Net acquisition/divestiture activity reduced sales in this segment by 2 percent as the lost revenue stream due to the Electripak divestiture in September 1995 was only partially offset by incremental sales from the Bowers acquisition. While severe winter weather hampered sales in January and February, growth resumed in March with electrical distributors experiencing improved sales over the previous two months.

         Worldwide Electronic/OEM Components sales rose 16 percent in the first quarter as compared to the first quarter of 1995, with most of the increase coming from product lines obtained in the acquisition of Amerace Corporation. Volume in existing products was also up strongly due to increased sales in automotive markets in Europe and computer markets in the Pacific region.

         Other Products' segment sales rose 36 percent over the comparable period last year primarily due to the inclusion of sales from the Elastimold
product lines obtained in the Amerace acquisition.   Solid sales gains were
also registered in utility structures, utility components and telecommunication components.

         Consolidated gross margin of 32.0 percent for the first quarter was nearly one percentage point better than the 1995 first quarter margin of 31.1 percent due to cost reductions from restructuring, higher returns from Amerace businesses and the divestiture of the lower-margin Electripak product lines.

    Consolidated marketing, general and administrative expenses as a percent of sales improved to 18.1 percent in the first quarter of 1996 as compared to
18.2 percent in the first quarter of 1995 due to productivity gains in marketing and sales administration realized from the acquisition of the Amerace businesses. Consolidated research and development expenses increased to 2.2 percent of sales from 1.8 percent in last year's first quarter due to the relatively higher spending in the Amerace product lines.

         Intangibles' amortization expense increased $0.9 million versus the first quarter of 1995 due to the amortization of the goodwill resulting from the Amerace acquisition, and other expense-net increased $1.7 million due to higher interest expense resulting from the debt incurred for the Amerace acquisition, partially offset by Amerace's joint venture income.

         The effective tax rate of 34.2 percent in the first quarter was about 1 percentage point higher than last year's first-quarter rate because of non-deductible goodwill attributable to the acquisition of Amerace, Amerace's higher consolidated state tax rate and its lack of lower-tax-rate Puerto Rican operations.

LIQUIDITY AND CAPITAL RESOURCES

         In January 1996, the Corporation completed the sale of $150.0 million of 10-year, 6.50 percent senior notes. The net proceeds from the sale of these securities were used to reduce borrowings under the Corporation's credit facility incurred to finance the acquisition of Amerace Corporation.

The Corporation has access to funds made available under a $500.0 million revolving credit facility which expires in March, 2000. The Corporation continues to fund its capital and operating needs with cash flows from operations augmented by borrowing under this credit facility and from other sources.

         Net cash used for operating activities of $9.8 million in the first quarter reflects increased investment in receivables and inventories required by sales growth, lower payable balances and payment of volume-related and performance-related incentives. Capital spending in the first quarter was $21.0 million for continuing investments in manufacturing and service improvements. The Amerace and Bowers acquisitions in January 1996 required $229.2 million of cash and the quarterly dividend payment used an additional $11.2 million.

RESTRUCTURING

         Activities related to the $79.0 million restructuring charge taken in 1994 generally proceeded as anticipated during the quarter. During the first quarter of 1996, the Corporation expended $2.2 million of the cash portion of the restructuring reserve primarily for severance and other employee benefits, and $2.1 million of the non-cash portion of the reserve for disposal of assets. Total charges applied to the restructuring reserve through the end of the first quarter 1996 were $27.5 million for cash spending activities and $34.5 million for non-cash activities.

         The $11.3 million remaining reserve for cash restructuring activities is for severance and other employee benefits and for environmental clean-up and carrying costs for closed facilities, and it is expected to be spent during the balance of 1996 and thereafter. The $5.7 million remaining reserve for non-cash restructuring activities is expected to be consumed during the balance of 1996 to write down the carrying values of plant, equipment and inventory at facilities to be closed or realigned and to dispose of products to be discontinued. Anticipated total proceeds from these disposals are not expected to be significant. The reserves remaining at March 31, 1996 are believed to be adequate for the purposes for which they were established.

                          PART II.  OTHER INFORMATION

                           THOMAS & BETTS CORPORATION



Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None during the quarter ended March 31, 1996; however, see Note 6 regarding a change in state of incorporation from New Jersey to Tennessee effective May 2, 1996.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information


    (a)  FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-Q and in written and oral statements made by the Corporation ("T&B") may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities
         Exchange Act of 1934. The words "believe", "expect" and "anticipate" and similar expressions identify forward-looking statements. Although these statements reflect the Corporation's current views with respect to future events and financial performance, they are subject to many uncertainties and factors relating to the Corporation's operations and business environment which may cause the actual results of the Corporation to be materially different from any future results expressed or implied by such forward-looking statements.

         Examples of such uncertainties include, but are not limited to:
         changes in customer demand for various T&B products that could affect its overall product mix, margins, plant utilization levels and asset valuations; economic slowdown in the U.S. (contrary to T&B's expectations of continued economic growth in the second half of 1996) or economic slowdowns in T&B's major offshore markets, including Canada, Western Europe (particularly Germany and the U.K.), Japan, and Taiwan; effects of significant changes in monetary and fiscal policies in the U.S. and abroad which could result in currency fluctuations in the Canadian dollar, German mark and Japanese yen; inflationary pressures which could raise interest rates and consequently T&B's cost of funds; unforeseen difficulties in completing identified restructuring actions begun in 1994, including disposal of idle facilities, geographic shifts of production locations and integration of new distribution facilities; availability and pricing of commodities and materials needed for production of T&B's products, including steel, copper, zinc, aluminum and plastic resins; increased downward pressure on selling prices for T&B's products; unforeseen difficulties arising from the integration of acquired businesses with T&B's operations; changes in financial results and consequently in equity income from T&B's equity investments in Taiwan, Japan, Belgium and the U.S.; changes in environmental regulation and policies that could impact projections of remediation expenses; significant changes in governmental policies domestically and abroad that could create trade restrictions, patent enforcement issues, tax rate changes and changes in tax treatment of such items as tax credits, withholding taxes, transfer pricing and other income and expense recognition for tax purposes, including changes in taxation on income generated in Puerto Rico.

         The Corporation does not, by making any forward-looking statements, undertake any obligation to update them (whether as a result of new information, future events or otherwise).


    (b)  RATIO OF EARNINGS TO FIXED CHARGES

                              For the
                              Quarter                    For the Years Ended
                               Ended      -------------------------------------------------
                              March 31,   Dec. 31,   Jan. 1,   Jan. 2,   Dec. 31,   Dec. 31,
                               1996        1995       1995      1994       1992       1991
                              --------    -------    -------   ------    -------    -------
Ratio of earnings
 to fixed charges(1)          3.1x        4.0x       .96x      2.6x      2.2x       4.3x

__________________
(1) The ratio of earnings to fixed charges represents the number of times fixed charges are covered by earnings from continuing operations. For purposes of computing this ratio, earnings consist of earnings from continuing operations before income taxes, plus fixed charges less capitalized interest and less undistributed earnings from less than 50 percent owned persons. Fixed charges consist of interest expense and such portion of rental expense which the Corporation estimates to be representative of the interest factor attributable to such rental expense. See Exhibit 12.

Item 6.   Exhibits and Reports on Form 8-K

    (a)   List of Exhibits

          (12)      Computation of Ratio of Earnings to Fixed Charges.
          (27)      Financial Data Schedule  (for SEC use only)

    (b)   Reports on Form 8-K

          (1) Forms 8-K and 8-K/A dated January 17, 1996 and January 22, 1996, reporting the acquisition of Amerace Corporation by the Corporation.


          (2) Form 8-K, dated February 12, 1996, reporting the Corporation's 1995 earnings release.