Form 10-Q
period 1996-06-30
THOMAS & BETTS CORP
filed 1996-08-14
CIK 97854

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996
                                OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to



Commission file number 1-4682


                    THOMAS & BETTS CORPORATION
      (Exact name of registrant as specified in its charter)

            Tennessee                            22-1326940
  (State or other jurisdiction of              (I.R.S. Employer)
   incorporation or organization)             Identification No.)

          1555 Lynnfield Road, Memphis, Tennessee  38119
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock -No Par Value               40,401,600
(Title of each class)            (Outstanding at July 31, 1996)

                      PART I.  FINANCIAL INFORMATION

                        THOMAS & BETTS CORPORATION
                        Consolidated Balance Sheet
                              (In thousands)

                                                  June 30,   December 31,
                                                    1996        1995
ASSETS                                           (Unaudited)  (Audited)
Current Assets:
  Cash and cash equivalents                      $   37,694  $   44,411
  Marketable securities                              81,543      60,638
  Receivables, net                                  248,038     186,585
  Inventories:
    Finished goods                                  126,235      103,328
    Work-in-process                                  38,718       31,159
    Raw materials                                    93,760       77,373
                                                    258,713      211,860
  Deferred income taxes                              26,096       19,486
  Prepaid expenses                                    9,161        4,635
Total Current Assets                                661,245      527,615

Property, plant and equipment, at cost              711,458      615,444
  less accumulated depreciation                     292,565      277,263
    Net property, plant and equipment               418,893      338,181
Intangible assets - net                             459,603      314,423
Investments and other assets                         98,928       79,163

TOTAL ASSETS                                     $1,638,669   $1,259,382

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term bank borrowings                     $   40,816   $   27,518
  Current maturities of long-term debt               18,920       19,840
  Accounts payable                                  111,022      110,462
  Accrued liabilities                               122,878       99,180
  Income taxes                                       15,635       14,700
  Dividends payable                                  11,287       11,221
Total Current Liabilities                           320,558      282,921

Long-term debt                                      592,711      327,812
Other long-term liabilities                          84,173       35,510
Deferred income taxes                                14,513       12,565

Shareholders' Equity:
  Common stock                                      193,094       20,086
  Additional paid-in capital                              -      167,015
  Retained earnings                                 432,217      411,984
  Unrealized gain on marketable securities              390          786
  Foreign currency translation adjustment             1,013        3,997
  Cost of treasury stock                                  -       (3,294)
Total Shareholders' Equity                          626,714      600,574

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                           $1,638,669   $1,259,382


See accompanying notes to consolidated financial statements.

                         THOMAS & BETTS CORPORATION

                     Consolidated Statement of Earnings
                    (In thousands except per share data)
                                (Unaudited)



                                           Quarter Ended      Six Months Ended
                                          June 30,   July 2,  June 30,   July 2,
                                            1996      1995      1996      1995

Net sales                                 $349,356  $298,157  $691,077 $598,630

Costs and expenses:

 Cost of sales                             235,143   200,659   467,608  407,589
 Marketing, general
   and administrative                       61,999    53,381   123,786  108,056
 Research and development                    7,109     6,011    14,554   11,495
 Amortization of intangibles                 3,361     2,493     6,713    4,988
                                           307,612   262,544   612,661  532,128

Earnings from operations                    41,744    35,613    78,416   66,502

Other expense - net                          6,429     6,124    13,516   11,533

Earnings before income taxes                35,315    29,489    64,900   54,969

Income taxes                                11,949    10,130    22,054   18,622

Net earnings                               $23,366   $19,359  $ 42,846 $ 36,347

Share data:

 Net earnings                              $  0.58   $  0.48  $   1.06 $   0.91

 Cash dividends declared                   $  0.28   $  0.28  $   0.56 $   0.56

Average shares outstanding                  40,330    39,937    40,250   39,916


See accompanying notes to consolidated financial statements.


                         THOMAS & BETTS CORPORATION
                    Consolidated Statement of Cash Flows
                               (In thousands)
                                (Unaudited)

                                                        Six Months Ended
                                                        June 30,  July 2,
                                                          1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                            $ 42,846  $ 36,347
Adjustments:
  Depreciation and amortization                           34,551    29,278
  Deferred income taxes                                    2,627     9,085
  Changes in operating assets and liabilities:
    Receivables                                          (35,978)  (14,194)
    Inventories                                          (19,038)  (15,522)
    Accounts payable                                     (11,490)  (17,244)
    Accrued liabilities                                   (6,243)  (13,956)
    Income taxes payable                                   1,082    (2,645)
    Other                                                 (4,397)    1,361
Net cash provided by (used in) operating activities        3,960    12,510

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of businesses                                  (230,077)  (11,782)
Purchases of property, plant and equipment               (42,004)  (41,362)
Proceeds from sale of property, plant,
  equipment and businesses                                24,983       702
Marketable securities acquired                           (23,138)  (26,200)
Proceeds from matured marketable securities                1,513     4,353
Other                                                          -       141
Net cash provided by (used in) investing activities     (268,723)  (74,148)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in borrowing with
  original maturities less than 90 days                   17,422    42,582
Proceeds from long-term debt and other
  borrowings                                             330,238    13,644
Repayment of long-term debt and other
  borrowings                                             (69,365)   (6,802)
Stock options exercised                                    4,948     1,041
Cash dividends paid                                      (22,507)  (21,973)
Net cash provided by (used in) financing activities      260,736    28,492

EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (2,690)    1,684

Net increase (decrease) in cash and cash
  equivalents                                             (6,717)  (31,462)
Cash and cash equivalents at beginning of
  period                                                  44,411    69,671
Cash and cash equivalents at end of period              $ 37,694  $ 38,209


Cash payments for interest                              $ 16,763  $ 13,122
Cash payments for taxes                                 $ 22,204  $ 10,973

See accompanying notes to consolidated financial statements.

                                     4

                         THOMAS & BETTS CORPORATION
                 Notes to Consolidated Financial Statements
                                (Unaudited)

1. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the financial position as of June 30, 1996 and December 31, 1995, and the results of operations and cash flows for the periods ended June 30, 1996 and July 2, 1995.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1995. The results of operations for the periods ended June 30, 1996 and July 2, 1995 are not necessarily indicative of the operating results for the full year.

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

5. Acquisitions and Divestitures: On January 2, 1996, the Corporation acquired all the outstanding stock of Amerace Corporation. Amerace is a manufacturer of electrical products for utility and industrial markets; its most significant products are underground power and distribution connectors sold under its Elastimold brand name. This acquisition was accounted for using the purchase method of accounting. The aggregate purchase price, which is subject to certain adjustments, has been tentatively allocated to the acquired assets of Amerace based on their respective fair values with the excess of approximately $150 million allocated to goodwill. The goodwill is being amortized on a straight-line basis over 40 years.
Results of operations of Amerace after the acquisition date are included in the Consolidated Statement of Earnings. If the acquisition and its financing had occurred at the beginning of 1995, management estimates that on an unaudited pro forma basis, net sales, net earnings and net earnings per share would have been $339.5 million, $22.4 million and $0.56, respectively, for the second quarter ended July 2, 1995, and $678.4 million, $40.8 million and $1.02, respectively, for the six months ended July 2, 1995. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the combined results of operations which would have resulted had the acquisition taken place on January 2, 1995, nor are they necessarily indicative of results of operations for any future period.

     The total cash outlay for the purchase of Amerace and three additional businesses was $230.1 million plus 57,714 shares of the Corporation's common stock.

     On May 14, 1996, the Corporation sold most of the assets of the Hendrix Wire & Cable business of Amerace Corporation to a member of The Marmon Group. No gain or loss was incurred as a result of this sale.

6. Reincorporation: On May 1, 1996, the shareholders approved a proposal to change the Corporation's state of incorporation from New Jersey to Tennessee. The reincorporation became effective May 2, 1996, and at that time each outstanding share of the Corporation's Common Stock, par value of $0.50, was converted into one share of Common Stock, no par value. The Tennessee Business Corporation Act requires shares repurchased by a corporation be returned to the status of authorized but unissued shares. Accordingly, the shares of Common Stock previously held in treasury by the Corporation were canceled. There was no change in total shareholders' equity as a result of the elimination of par value and treasury stock.

7. Poolings: The Corporation's 1995 financial statements have been restated to include the results of E. K. Campbell Company, a July 1995 acquisition, and Catamount Manufacturing, Inc., an October 1995 acquisition, both accounted for using the pooling of interest method of accounting.

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

10. SFAS No. 123, "Accounting for Stock-Based Compensation": The Corporation elected to continue to account for its stock-based compensation to employees using the intrinsic-value-based method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," rather than the fair-value-based method defined by SFAS No. 123.

                       THOMAS & BETTS CORPORATION
             Management's Discussion and Analysis of Results
                  of Operations and Financial Condition


RESULTS OF OPERATIONS

QUARTERLY COMPARISON

Thomas and Betts had record sales and earnings for the second quarter of 1996. Sales for the second quarter rose 17 percent versus the same period a year earlier and net earnings increased 21 percent. Earnings per share for the quarter were $0.58 compared to $0.48 last year (all per share amounts reflect the two-for-one stock split distributed in April).

Worldwide sales of Electrical Construction and Maintenance Components were 10 percent higher. Demand was strongest in the Corporation's commercial markets, with substantially higher sales in Canada.

Worldwide sales of Electronic/OEM Components grew 8 percent, aided by the Amerace industrial electronics product lines acquired in January. Demand remained high in the Corporation's automotive markets worldwide and in the computer peripherals market in Southeast Asia. Sales growth was limited, however, by a soft economic environment in Europe, and by the effects of a stronger U.S. dollar versus currencies in Germany and Japan.

Sales of Other Products and Components rose 41 percent, reflecting growth in the Corporation's utility, telecommunications and mechanical products markets and additional sales from Amerace product lines.

Consolidated gross margin of 32.7 percent was equal to last year's comparable quarter. Consolidated marketing, general and administrative expenses as a percent of sales improved to 17.7 percent in the second quarter of 1996 as compared to 17.9 percent in the second quarter of 1995 due to productivity gains in marketing and sales administration realized from the integration of the Amerace business. Consolidated research and development expenses remained level with last year at 2.0 percent of sales. Intangibles amortization expense increased $0.9 million versus the second quarter of 1995 due to the amortization of goodwill incurred in the Amerace acquisition.

Other expenses increased versus the comparable quarter last year due to higher interest expense resulting from the Amerace acquisition, mitigated somewhat by increased equity earnings and currency exchange gains.


YEAR-TO-DATE COMPARISON

Sales for the first six months of 1996 were up 15 percent versus the comparable period last year. Earnings improved 18 percent, and earnings per share increased to $1.06 from $0.91.

Electrical Construction and Maintenance Component segment results reflect the second quarter's strong performance, particularly in commercial markets, as sales were up 5 percent versus the same period last year.

Electronic/OEM segment sales were up 12 percent due to increases in the worldwide automotive markets and computer peripherals market in Southeast Asia and due to the inclusion of the Amerace industrial product lines acquired in January.

Sales of Other Products and Components were 38 percent above the comparable period last year, driven by increased demand for utility and telecommunication components and by the inclusion of Amerace products.

Consolidated gross margin of 32.3 percent was better than last year's corresponding 31.9 percent as a result of restructuring cost savings and lower commodity costs. Marketing, general and administrative expenses, at
17.9 percent of sales, were reduced from last year's 18.1 percent of sales, with most of the improvement resulting from productivity gains in sales and marketing administration related to the Amerace acquisition. Research and development expenses increased to 2.1 percent of sales compared to 1.9 percent last year, primarily due to higher spending in the Amerace businesses. Intangibles amortization was higher by $1.7 million due to the amortization of the goodwill incurred in the Amerace acquisition.

Other expenses increased by $2.0 million due to higher interest expense resulting from the Amerace acquisition. The effective tax rate of 34.0 percent to date is essentially equal to last year's corresponding rate.


LIQUIDITY AND CAPITAL RESOURCES

The Corporation has access to funds made available under a $500.0 million revolving credit facility which expires in March 2000. The Corporation continues to fund its capital and operating needs with cash flows from operations augmented by borrowing under this credit facility and from other sources.

Net cash flow from operating activities was $4.0 million in the first six months reflecting an excess of earnings over increased working capital investment, primarily in receivables and inventory required by sales growth, lower payables and ongoing charges to the restructuring reserve. Capital spending in the first six months was $42.0 million for continuing investments in manufacturing and customer service improvements. The Amerace, Bowers and other acquisitions required $230.1 million of cash and dividend payments used an additional $22.5 million. The proceeds from the sale of property, plant, equipment and businesses provided $25.0 million of cash.

RESTRUCTURING

Activities related to the $79.0 million restructuring charge taken in 1994 generally proceeded as anticipated during the quarter. During the second quarter of 1996, the Corporation expended $3.3 million of the cash portion of the restructuring reserve primarily for severance and other employee benefits, and used $0.9 million of the non-cash portion of the reserve for disposal of assets. Total charges applied to the restructuring reserve through the end of the second quarter 1996 were $30.8 million for cash spending activities and $35.4 million for non-cash activities.

The $8.0 million portion of the remaining reserve for cash restructuring activities is for severance and other employee benefits and for environmental clean-up and carrying costs for closed facilities, and is expected to be spent during the balance of 1996. The $4.8 million portion of the remaining reserve for non-cash restructuring activities is expected to be consumed during the balance of 1996 to dispose of plant, equipment and inventory at facilities to be closed or realigned. Anticipated total proceeds from these disposals are not expected to be significant. The reserves remaining at June 30, 1996 are believed to be adequate for the purposes for which they were established.

PART II.  OTHER INFORMATION

                         THOMAS & BETTS CORPORATION


Item 2.  Changes in Securities

         See Note 6 regarding a change in state of incorporation from New Jersey to Tennessee effective May 2, 1996. The modification of the Common Stock from a par value of $0.50 per share to no par value did not affect the rights of the holders of the Corporation's Common Stock.

Item 4.  Submission of Matters to a Vote of Security Holders

         The matters which were voted upon at the Annual Meeting of Shareholders held on May 1, 1996, and the results of the voting are set forth below:

         1. Each of the following persons nominated was elected to serve as director and received the number of votes set opposite his or her name:

             Nominees for Director                For         Withheld

             Raymond B. Carey, Jr.            17,854,420       225,764
             Ernest H. Drew                   17,855,106       225,078
             T. Kevin Dunnigan                17,852,440       227,744
             Jeananne K. Hauswald             17,853,332       226,852
             Thomas W. Jones                  17,853,275       226,909
             Robert A. Kenkel                 17,847,402       232,782
             Kenneth R. Masterson             17,852,250       227,934
             Clyde R. Moore                   17,848,199       231,985
             J. David Parkinson               17,855,262       224,922
             Jean-Paul Richard                17,833,711       246,473
             Ian M. Ross                      17,829,205       250,979
             William H. Waltrip               17,832,533       247,651

         2. A proposal to reincorporate in Tennessee, including approval of The Agreement and Plan of Merger and the Charter of the Surviving Corporation, received 16,501,360 votes for and 238,652 votes against, with 68,943 abstentions and 1,271,229 broker non-votes.

         3. A proposal to ratify the appointment of KPMG Peat Marwick LLP as independent public accountants received 18,043,878 votes for and 9,379 votes against, with 26,927 abstentions.

Item 5.  Other Information

     (a)  FORWARD-LOOKING STATEMENTS

          Certain statements in this Form 10-Q and in written and oral statements made by the Corporation ("T&B") may constitute "forward-looking statement" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements.
          Although these statements reflect the Corporation's current views with respect to future events and financial performance, they are subject to many uncertainties and factors relating to the Corporation's operations and business environment which may cause the actual results of the Corporation to be materially different from any future results expressed or implied by such forward-looking statements.

          Examples of such uncertainties include, but are not limited to: changes in customer demand for various T&B products that could affect its overall product mix, margins, plant utilization levels and asset valuations; economic slowdown in the U.S. (contrary to T&B's expectations of continued economic growth in the second half of 1996) or economic slowdowns in T&B's major offshore markets, including Canada, Western Europe (particularly Germany and the U.K.), Japan and Taiwan; effects of significant changes in monetary and fiscal policies in the U.S. and abroad which could result in currency fluctuations in the Canadian dollar, German mark and Japanese yen; inflationary pressures which could raise interest rates and consequently T&B's cost of funds; unforeseen difficulties in completing identified restructuring actions begun in 1994, including disposal of idle facilities, geographic shifts of production locations and integration of new distribution facilities; availability and pricing of commodities and materials needed for production of T&B's products, including steel, copper, zinc, aluminum and plastic resins; increased downward pressure on selling prices for T&B's products; unforeseen difficulties arising from the integration of acquired businesses with T&B's operations; changes in financial results and consequently in equity income from T&B's equity investments in Taiwan, Japan, Belgium and the U.S.; changes in environmental regulations and policies that could impact projections of remediation expenses; significant changes in governmental policies domestically and abroad that could create trade restrictions, patent enforcement issues, tax rate changes and changes in tax treatment of such items as tax credits, withholding taxes, transfer pricing and other income and expense recognition for tax purposes, including changes in taxation on income generated in Puerto Rico.

          The Corporation does not, by making any forward-looking statements, undertake any obligation to update them (whether as a result of new information, future events or otherwise).


    (b)   RATIO OF EARNINGS TO FIXED CHARGES

                    For the
                  Six Months
                     Ended                 For the Years Ended
                    June 30, Dec. 31, Jan. 1, Jan. 2, Dec. 31, Dec. 31,
                     1996      1995     1995    1994     1992     1991

      Ratio of
      earnings to
      fixed
      charges(1)      3.3x     4.0x     .96x    2.6x     2.2x     4.3x


         (1)The ratio of earnings to fixed charges represents the number of times fixed charges are covered by earnings from continuing operations. For purposes of computing this ratio, earnings consist of earnings from continuing operations before income taxes, plus fixed charges less capitalized interest and less undistributed earnings from less-than-50-percent-owned entities. Fixed charges consist of interest e xpense and such portion of rental expense which the Corporation estimates to be representative of the interest factor attributable to such rental expense. See Exhibit 12.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed as part of this form:

          (12)          Computation of Ratio of Earnings to Fixed Charges
          (27)          Financial Data Schedule (for SEC use only)


          The following exhibits are incorporated by reference in this form:

          (2) The Agreement and Plan of Merger, attached as Exhibit A to the Articles of Merger referenced in
                        Exhibit 3(i),(4).1 below - See Form 8-B filed May
                        2, 1996.

          (3)(i),(4).1  The Charter of the Registrant and Articles of
                        Merger of Thomas & Betts Corporation, a New Jersey corporation, with and into Thomas & Betts Tennessee, Inc., a Tennessee corporation, amending the Charter effective May 2, 1996 - See Form 8-B filed May 2, 1996.

          (3)(ii),(4).2 The Bylaws of the Registrant - See Form 8-B filed
                        May 2, 1996.

          (4).3 Supplemental Indenture, dated May 2, 1996, relating to the Indenture dated January 15, 1992 - See
                        Form 8-B filed May 2, 1996.

          (10) Amendment No. 2, dated May 2, 1996, to the Credit Agreement dated as of March 29, 1995 - See Form 8-B filed May 2, 1996.

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the three months ended June 30, 1996.

                         THOMAS & BETTS CORPORATION

                                 Signatures



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THOMAS & BETTS CORPORATION
                                          (Registrant)



DATE:      August 14, 1996         /s/Fred R. Jones
                                   Fred R. Jones
                                   Vice President-Finance and Treasurer


DATE:      August 14, 1996         /s/Jerry Kronenberg
                                   Jerry Kronenberg
                                   Vice President-General Counsel