Form 10-Q
period 1996-09-29
THOMAS & BETTS CORP
filed 1996-11-04
CIK 97854

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      September 29, 1996
                                OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.Yes   X  No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock -No Par Value        40,443,364
  (Title of each class)(Outstanding at October 31, 1996)

                      PART I.  FINANCIAL INFORMATION

                        THOMAS & BETTS CORPORATION
                        Consolidated Balance Sheet
                              (In thousands)


                                              Sept. 29,        December 31,
                                                 1996             1995
ASSETS                                        (Unaudited)       (Audited)
Current Assets:
    Cash and cash equivalents                $   59,884        $   44,411
    Marketable securities                        72,083            60,638
    Receivables, net                            273,035           186,585
    Inventories:
       Finished goods                           118,249           103,328
       Work-in-process                           38,691            31,159
       Raw materials                             99,466            77,373
                                                256,406           211,860
    Deferred income taxes                        15,689            19,486
    Prepaid expenses                              8,038             4,635
Total Current Assets                            685,135           527,615

    Property, plant and equipment, at cost      706,970           615,444
     less accumulated depreciation              299,773           277,263
    Net property, plant and equipment           407,197           338,181
    Intangible assets - net                     457,746           314,423
    Investments and other assets                 98,183            79,163

TOTAL ASSETS                                 $1,648,261        $1,259,382

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Short-term bank borrowings               $   45,091        $   27,518
    Current maturities of long-term debt         12,979            19,840
    Accounts payable                            123,073           110,462
    Accrued liabilities                         119,970            99,180
    Income taxes                                 14,107            14,700
    Dividends payable                            11,307            11,221
Total Current Liabilities                       326,527           282,921

Long-term debt                                  586,288           327,812
Other long-term liabilities                      88,748            35,510
Deferred income taxes                             4,375            12,565

Shareholders' Equity:
    Common stock                                193,894            20,086
    Additional paid-in capital                        -           167,015
    Retained earnings                           446,720           411,984
    Unrealized gain on marketable securities        577               786
    Foreign currency translation adjustment       1,132             3,997
    Cost of treasury stock                            -            (3,294)
Total Shareholders' Equity                      642,323           600,574

TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                     $1,648,261        $1,259,382

See accompanying notes to consolidated financial statements.

                        THOMAS & BETTS CORPORATION

                     Consolidated Statement of Earnings
                    (In thousands except per share data)
                                (Unaudited)

                                   Quarter Ended          Nine Months Ended
                                   Sept. 29,   Oct. 1,    Sept. 29,   Oct. 1,
                                      1996      1995        1996       1995

Net sales                          $351,211   $298,305    $1,042,288 $896,935

Costs and expenses:

 Cost of sales                      235,632    201,356       703,240  608,945
 Marketing, general
   and administrative                59,978     54,272       183,764  162,328
 Research and development             6,807      5,756        21,361   17,251
 Amortization of intangibles          3,335      2,469        10,048    7,457
                                    305,752    263,853       918,413  795,981

Earnings from operations             45,459     34,452       123,875  100,954

Other expense - net                   7,332      4,461        20,848   15,994

Earnings before income taxes         38,127     29,991       103,027   84,960

Income taxes                         12,305      8,728        34,359   27,350

Net earnings                        $25,822    $21,263      $ 68,668 $ 57,610

Share data:

  Net earnings                      $  0.64    $  0.53      $   1.70 $   1.44

  Cash dividends declared           $  0.28    $  0.28      $   0.84 $   0.84

Average shares outstanding           40,412     39,973        40,300   39,934


See accompanying notes to consolidated financial statements.

                         THOMAS & BETTS CORPORATION
                    Consolidated Statement of Cash Flows
                               (In thousands)
                                (Unaudited)

                                                         Nine Months Ended
                                                         Sept. 29,   Oct. 1,
                                                           1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                            $   68,668  $ 57,610
Adjustments:
   Depreciation and amortization                            52,312    42,956
   Deferred income taxes                                     6,005     9,403
   Changes in operating assets and liabilities:
     Receivables                                           (66,784)  (25,334)
     Inventories                                           (16,827)  ( 9,738)
     Accounts payable                                          496   ( 9,743)
     Accrued liabilities                                   (11,471)  (20,143)
     Income taxes payable                                  (   843)  (   792)
     Other                                                   1,725     1,284
Net cash provided by (used in) operating activities         33,281    45,503

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of businesses                                    (221,888)  (11,782)
Purchases of property, plant and equipment                ( 54,579)  (61,663)
Proceeds from sale of property, plant,
   equipment and businesses                                 31,082     1,237
Marketable securities acquired                            ( 26,636)  (26,701)
Proceeds from matured marketable securities                 14,836    34,728
Proceeds from sale of product line                               -     4,900
Other                                                            -   (   669)
Net cash provided by (used in) investing activities       (257,185)  (59,950)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in borrowing with
   original maturities less than 90 days                     9,702    26,804
Proceeds from long-term debt and other borrowings          344,195    14,567
Repayment of long-term debt and other borrowings         (  83,224) (  9,474)
Stock options exercised                                      5,747     1,936
Cash dividends paid                                      (  33,805) ( 32,974)
Net cash provided by (used in) financing activities        242,615       859

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (   3,238) (  2,968)

Net increase (decrease) in cash and cash
   equivalents                                              15,473  ( 16,556)
Cash and cash equivalents at beginning of period            44,411    69,671
Cash and cash equivalents at end of period                $ 59,884  $ 53,115

Cash payments for interest                                $ 30,945  $ 23,304
Cash payments for taxes                                   $ 34,001  $ 17,927

See accompanying notes to consolidated financial statements.

                         THOMAS & BETTS CORPORATION
                 Notes to Consolidated Financial Statements
                                (Unaudited)

1. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the financial position as of September 29, 1996 and December 31, 1995, and the results of operations and cash flows for the three-month and nine-month periods ended September 29, 1996 and October 1, 1995.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1995. The results of operations for the periods ended September 29, 1996 and October 1, 1995 are not necessarily indicative of the operating results for the full year.

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

5. Acquisitions and Divestitures: On January 2, 1996 the Corporation acquired all the outstanding stock of Amerace Corporation. Amerace is a manufacturer of electrical products for utility and industrial markets; its most significant products are underground power and distribution connectors sold under its Elastimold brand name. This acquisition was accounted for using the purchase method of accounting. The aggregate purchase price has been allocated to the acquired assets of Amerace based on their respective fair values with the excess of approximately $150 million allocated to goodwill. The goodwill is being amortized on a straight-line basis over 40 years. Results of operations of Amerace after the acquisition date are included in the Consolidated Statement of Earnings. If the acquisition and its financing had occurred on January 2, 1995, management estimates that on an unaudited pro forma basis, net sales, net earnings and net earnings per share would have been $337.4 million, $21.5 million and $0.54, respectively, for the third quarter ended October 1, 1995, and $1,015.8 million, $62.3 million and $1.56 per share, respectively, for the nine months ended October 1, 1995. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the combined results of operations which would have resulted had the acquisition taken place on January 2, 1995, nor are they necessarily indicative of results of operations for any future period.

     The total cash outlay for the purchase of Amerace and three additional businesses acquired in the first nine months of 1996, all of which were accounted for using the purchase method, was $221.9 million (reduced in the third quarter through post-closing adjustments of $8.0 million) plus 57,714 shares of the Corporation's common stock.

     On May 14, 1996 the Corporation sold most of the assets of the Hendrix Wire & Cable business of Amerace Corporation to a member of The Marmon Group. No gain or loss was incurred as a result of this sale.

6. Reincorporation: On May 1, 1996 the shareholders approved a proposal to change the Corporation's state of incorporation from New Jersey to Tennessee. The reincorporation became effective May 2, 1996, and at that time each outstanding share of the Corporation's Common Stock, par value of $0.50, was converted into one share of Common Stock, no par value. The Tennessee Business Corporation Act requires shares repurchased by a corporation be returned to the status of authorized but unissued shares. Accordingly, the shares of Common Stock previously held in treasury by the Corporation were canceled. There was no change in total shareholders' equity as a result of the elimination of par value and treasury stock.

7. Poolings: The Corporation's 1995 financial statements have been restated to include the results of E. K. Campbell Company, a July 1995 acquisition, and Catamount Manufacturing, Inc., an October 1995 acquisition, both accounted for using the pooling of interests method of accounting.

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

11. Subsequent Event: On October 7, 1996 the Corporation entered into a merger agreement with Augat Inc. ("Augat") pursuant to which Augat will become a wholly owned subsidiary of the Corporation and pursuant to which the stockholders of Augat will receive shares of common stock of the Corporation, in exchange for their shares of Augat common stock. Augat, headquartered in Mansfield, Massachusetts, is a manufacturer of electronic connectors and devices used in markets such as tele-communications, automotive, information processing and cable television, and had sales of $534.8 million for the fiscal year ended December 31, 1995. Under terms of the merger agreement, the Corporation will exchange 0.68 of a share of its common stock for each outstanding Augat share. The above exchange ratio will be adjusted if the average closing price of the Corporation's common stock during the 20 trading days ending 3 trading days before Augat's special meeting of stockholders to approve the merger agreement falls outside the range of $37.50 to $41.50. Below an average closing price of $37.50, the exchange ratio would be increased by dividing $25.50 by the average closing price. Above an average closing price of $41.50, the exchange ratio would be reduced by dividing $28.22 by the average closing price. If the average closing price is below $32.00 per share at the effective time of the merger, the Corporation has the right to terminate the merger. The merger is subject to approval by the shareholders of both companies. It is structured to be a tax-free exchange for Augat stockholders, and is intended to be accounted for as a pooling of interests.

     Assuming consummation of the merger, the Corporation currently anticipates recording charges during the fourth quarter ending December 29, 1996 for the following items: (a) merger-related expenses, including the fees of financial advisors and legal counsel; (b) merger-related restructuring, including expenses for the integration of operations; (c) adjustments to accounting estimates for potential liabilities of Augat such as environmental remediation and related costs, litigation and employee benefit accruals, based upon the development of additional information during the fourth quarter; and (d) non-merger-related restructuring and other expenses which the Corporation may incur if the merger is consummated, primarily for rationalization of operations. Such restructuring actions are anticipated to produce significant future savings and synergies for the combined operations of the Corporation and Augat. The amount of the above charges has not yet been determined; however, the Corporation currently anticipates that such pretax charges will be more than $90 million but less than $100 million. These charges are consistent with estimates developed by the Corporation during its due diligence process with Augat prior to negotiation of the merger. On an after-tax basis, roughly one-half of these charges represent anticipated cash impacts over time. Approximately one-third of such cash impact is expected to occur in each of 1996 and 1997, respectively. The remaining cash flow impacts will likely be spread over a number of years. For example, the environmental portion of the charges, which are expected to be less than 7% of the total, includes estimated remediation expenses over periods ranging up to 15 years which, in accordance with generally accepted accounting principles, are to be recognized in the current period. Otherwise, such environmental remediation costs would impact future periods' earnings.

                         THOMAS & BETTS CORPORATION
             Management's Discussion and Analysis of Results
                  of Operations and Financial Condition


RESULTS OF OPERATIONS

QUARTERLY COMPARISON

     Thomas and Betts had record sales and earnings for the third quarter of 1996. Sales for the third quarter rose 18 percent versus the same period a year earlier and net earnings increased 21 percent. Earnings per share for the quarter were $0.64 compared to $0.53 last year.

     Worldwide sales of Electrical Construction and Maintenance Components were 12 percent higher. Growth in this segment accelerated during the quarter, benefiting from increased demand and new business.

     Worldwide sales of Electronic/OEM Components grew 14 percent. Sales growth came from the industrial electronics product lines acquired with Amerace in January, increased sales to the automotive markets worldwide and the computer peripherals market in Southeast Asia. Sales were up despite soft European markets and the effects of a stronger U.S. dollar versus currencies in Germany and Japan.

     Sales of Other Products and Components, comprised of the Corporation's utility, telecommunications and mechanical products, rose 32 percent.
Sales from Amerace product lines were a major factor, aided by gains from existing and new products.

     Consolidated gross margin of 32.9 percent was 0.4 percent better than last year's comparable quarter due to incremental restructuring savings and lower commodity costs. Consolidated marketing, general and administrative expenses as a percent of sales improved to 17.1 percent in the third quarter as compared to 18.2 percent in the third quarter of 1995 due to productivity gains in marketing and sales administration realized from the integration of the Amerace business. Consolidated research and development expenses remained level with last year at 1.9 percent of sales.
Intangibles amortization expense increased $0.9 million versus the third quarter of 1995 due to the amortization of the goodwill incurred in the Amerace acquisition.

     Other expenses increased versus the comparable quarter last year due to higher interest expense resulting from the Amerace acquisition.

     The effective tax rate of 32.3 percent for the third quarter is higher than last year's corresponding rate of 29.1 percent because of last year's non-recurring benefits relating to the donation of the Corporation's Elizabeth, NJ facility and a favorable state tax adjustment.

YEAR-TO-DATE COMPARISON

     Sales for the first nine months of 1996 were up 16 percent versus the comparable period last year. Earnings improved 19 percent, and earnings per share increased to $1.70 from $1.44.

     Electrical Construction and Maintenance Component segment results reflect the third quarter's strong performance, particularly in the commercial markets, as sales were up 7 percent versus the same period last year.

     Electronic/OEM Components' sales were up 13 percent due to acquisitions and increases in the worldwide automotive markets and computer peripherals market in Southeast Asia.

     Sales of Other Products and Components were 36 percent above the comparable period last year, driven by the inclusion of Amerace products and increased demand for utility and telecommunication components.

     Consolidated gross margin of 32.5 percent was better than last year's corresponding 32.1 percent as a result of restructuring cost savings and lower commodity costs. Marketing, general and administrative expenses, at
17.6 percent of sales, were reduced from last year's 18.1 percent of sales, with most of the improvement resulting from productivity gains in sales and marketing administration related to the Amerace acquisition. Research and development expenses increased to 2.0 percent of sales compared to 1.9 percent last year, primarily due to higher spending in the Amerace businesses. Intangibles amortization is higher by $2.6 million due to the amortization of the goodwill incurred in the Amerace acquisition.

     Other expenses increased by $4.9 million due to higher interest expense resulting from the Amerace acquisition.

     The effective tax rate of 33.3 percent to date is about one percentage point higher than last year's corresponding rate because of last year's non-recurring benefits, as detailed in the third quarter comparison, above.



LIQUIDITY AND CAPITAL RESOURCES

     The Corporation has access to funds made available under a $500.0 million revolving credit facility which expires in March 2000. The Corporation continues to fund its capital and operating needs with cash flows from operations augmented by borrowing under this credit facility and from other sources.

     Net cash flow from operating activities was $33.3 million in the first nine months reflecting an excess of earnings over increased working capital investment, primarily in receivables and inventory as a result of sales growth and ongoing charges to the restructuring reserve. Capital spending in the first nine months was $54.6 million for continuing investments in manufacturing and customer service improvements.

     The Amerace, Bowers and other acquisitions required $221.9 million of cash (financed primarily by long-term borrowings), and dividend payments used an additional $33.8 million. Proceeds from the sale of property, plant, equipment and businesses provided $31.1 million of cash.


RESTRUCTURING

     Activities related to the $79.0 million restructuring charge taken in 1994 generally proceeded as anticipated during the quarter. During the third quarter of 1996, the Corporation expended $2.4 million of the cash portion of the restructuring reserve primarily for severance and other employee benefits, and used $4.2 million of the non-cash portion of the reserve for disposal of assets. Total charges applied to the restructuring reserve through the end of the third quarter 1996 were $33.2 million for cash spending activities and $39.6 million for non-cash activities.

     The $5.6 million portion of the remaining reserve for cash restructuring activities is for severance and other employee benefits and for environmental clean-up and carrying costs for closed facilities, and is expected to be spent during the balance of 1996. The $0.6 million portion of the remaining reserve for non-cash restructuring activities is expected to be consumed during the balance of 1996 to dispose of plant, equipment and inventory at facilities to be closed or realigned. Anticipated total proceeds from these disposals are not expected to be significant. The reserves remaining at September 29, 1996 are believed to be adequate for the purposes for which they were established.

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

            Examples of such uncertainties include, but are not limited to: changes in customer demand for various T&B products that could affect its overall product mix, margins, plant utilization levels and asset valuations; economic slowdown in the U.S. or economic slowdowns in T&B's major offshore markets, including Canada, Western Europe (particularly Germany and the U.K.), Japan and Taiwan; effects of significant changes in monetary and fiscal policies in the U.S. and abroad which could result in currency fluctuations in the Canadian dollar, German mark, Japanese yen, and U.K. pound; inflationary pressures which could raise interest rates and consequently T&B's cost of funds; unforeseen difficulties in completing identified restructuring actions begun in 1994, including disposal of idle facilities, geographic shifts of production locations and integration of new distribution facilities; availability and pricing of commodities and materials needed for production of T&B's products, including steel, copper, zinc, aluminum and plastic resins; ability to increase and/or maintain production levels sufficient to meet customer demand; increased downward pressure on selling prices for T&B's products; unforeseen difficulties arising from the integration of acquired businesses with T&B's operations; changes in financial results and consequently in equity income from T&B's equity investments in Taiwan, Japan, Belgium and the U.S.; changes in environmental regulations and policies that could impact projections of remediation expenses; significant changes in governmental policies domestically and abroad that could create trade restrictions, patent enforcement issues, tax rate changes and changes in tax treatment of such items as tax credits, withholding taxes, transfer pricing and other income and expense recognition for tax purposes, including changes in taxation on income generated in Puerto Rico. With respect to the anticipated acquisition of Augat, such uncertainties include, but are not limited to, additional uncertainties such as the risk of non-consummation of the acquisition because of, among other reasons, the failure of a condition to the acquisition; unforeseen difficulties arising from the integration of the businesses of T&B and Augat; failure to achieve synergistic results anticipated by combining T&B and Augat through consolidation of administrative and marketing staffs, rationalization of manufacturing operations and certain insourcing opportunities; cancellation of contracts between Augat and large OEMs which have a contractual right to terminate either at their sole discretion or upon a change of control of Augat; and the loss of key Augat personnel due to uncertainties relating to the consummation of the Merger.


            The Corporation does not, by making any forward-looking statements, undertake any obligation to update them (whether as a result of new information, future events or otherwise).

       (b)  RATIO OF EARNINGS TO FIXED CHARGES

                      For the
                      Nine Months
                        Ended                 For the Years Ended
                       Sept. 29, Dec. 31, Jan. 1, Jan. 2, Dec. 31, Dec. 31,
                        1996      1995     1995    1994     1992     1991

      Ratio of
      earnings to
      fixed
      charges(1)       3.4x       4.0x     0.96x     2.6x    2.2x     4.3x

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

    (3)(ii),(4).2 The Bylaws of the Registrant - See Form 8-B filed
                  May 2, 1996.

    (4).3 Supplemental Indenture, dated May 2, 1996, relating to the Indenture dated January 15, 1992 - See
                  Form 8-B filed May 2, 1996.

    (10) Amendment No. 2, dated May 2, 1996, to the Credit Agreement dated as of March 29, 1995 - See Form
                  8-B filed May 2, 1996.

(b) Reports on Form 8-K

    Form 8-K, dated October 7, 1996, reporting the entering into of the Agreement and Plan of Merger among Augat Inc., Thomas & Betts Corporation and EG Acquisitions Corp., dated as of October 7, 1996 and joint press release of the Corporation and Augat Inc.

                         THOMAS & BETTS CORPORATION


                                 Signatures



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THOMAS & BETTS CORPORATION
                                    (Registrant)



DATE:    November 4, 1996          /s/Fred R. Jones
                                   Fred R. Jones
                                   Vice President-Finance and Treasurer


DATE:    November 4, 1996          /s/Jerry Kronenberg
                                   Jerry Kronenberg
                                   Vice President-General Counsel