Form 10-K
period 1996-12-29
THOMAS & BETTS CORP
filed 1997-03-26
CIK 97854

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                               FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
              For the fiscal year ended December 29, 1996
          OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
              For the transition period from               to

                      Commission file number 1-4682

                        THOMAS & BETTS CORPORATION
          (Exact name of registrant as specified in its charter)

             Tennessee                             22-1326940
   (State or other jurisdiction      (I.R.S. Employer Identification Number)
 of incorporation or organization)

 1555 Lynnfield Road, Memphis, Tennessee              38119
 (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (901) 682-7766

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
     Title of each class                          which registered
 Common Stock, No Par Value                   New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 14, 1997: $2,482,249,157.

(For purposes of this filing only, the registrant classified all executive officers and directors as affiliates).

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                      Outstanding at March 10, 1997
Common Stock, No Par Value                 53,726,110 Shares

           DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE
                                           Form 10-K Part Into Which the
 Document or Part Thereof                  Document is Incorporated
 1996 Annual Report to Shareholders        Part I, Item 1
                                           Part II, Items 5-8
                                           Part IV, Items 14(a)(1)
 1997 Proxy Statement                      Part III, Items 10-13



                                PART I


ITEM 1.  DESCRIPTION OF BUSINESS
         (Items either not applicable or not material have been excluded.)

(a),(c)  GENERAL DEVELOPMENT AND NARRATIVE DESCRIPTION OF
         BUSINESS

    Thomas & Betts Corporation and its subsidiaries (the "Corporation") design, manufacture and market, on a global basis, electrical and electronic connectors and components as well as other related products and accessories, with manufacturing facilities and marketing activities in North America, Europe and the Far East. The Corporation's products are sold worldwide through electrical, electronic and HVAC distributors, mass merchandisers, catalogs and home centers, and directly to original equipment manufacturer ("OEM") markets. No one of the Corporation's end users or distributors accounted for more than 6% of the Corporation's 1996 net sales. The Corporation is a worldwide designer and manufacturer of a broad range of electromechanical components and subsystems that provide solutions for the automotive, communication and information industries in North America, Europe and the Far East. The Corporation is also one of the largest manufacturers in North America of electrical connectors and accessories for industrial, commercial and residential construction, renovation and maintenance applications, and is a leading supplier of transmission poles, towers and roadway lighting products to the utility and telecommunications industries and of products and components to the heating, mechanical and refrigeration markets in North America and Europe.

    The Corporation operates in three business segments.
Electrical Construction and Maintenance Components are sold primarily in North America, and manufactured and assembled at facilities located in the United States, Puerto Rico, Canada and Mexico. Electronic/OEM Components are sold in North America,
Europe and the Far East, and manufactured at facilities in the United States, Europe, Mexico, Japan and Singapore. Other
Products and Components principally heaters, heating/ventilation systems, components for transmission and distribution of electric power, utility poles and transmission towers, and telecommunications products are sold primarily in North America and Europe, and manufactured in the United States, Europe and Mexico.

    Thomas & Betts' objective is to continue to achieve profitable growth by offering its distributors and its OEM and end-user customers a broad family of high-quality products and state-of-the-art distribution services and by maintaining leadership positions in the markets that it serves. Its strategy for achieving this objective consists of the following elements:

  - designing continuous improvements and making customer-specific modifications in widely used products allowing value to be added to mature product lines;
  - selectively acquiring product lines that complement the Corporation's existing product lines allowing the Corporation to reduce significantly the time required to bring new products to its markets;
  - expanding the use and features of the Corporation's state-of-the-art Distributor/Manufacturer Integration ("DMI") system allowing the Corporation to provide its distributors with an inventory and distribution management system that achieves significant transaction cost savings for both the Corporation and its distributors; and
  - globally locating and coordinating manufacturing facilities and marketing personnel allowing the Corporation to achieve low-cost manufacturing and to provide worldwide service to those of its OEM customers with globally dispersed operations.

    Selective acquisitions have been made to broaden Thomas & Betts' business worldwide. In 1992, the Corporation acquired American Electric, a leading manufacturer of a broad range of electrical products and accessories. As a result of this acquisition the Corporation's sales approximately doubled (excluding the impact of the Augat pooling). Since the acquisition of American Electric, the Corporation has made numerous acquisitions involving complementary product lines. The most recent was the merger with Augat Inc. ("Augat"), the Corporation's largest-ever acquisition, completed on December 11, 1996. The Augat transaction has been accounted for as a pooling of interests; as a result, all financial information which follows has been restated to reflect the combined results of the Corporation and Augat for all periods presented. Augat is a worldwide manufacturer of electronic connectors and devices used in markets such as telecommunications, automotive, information processing and cable television. This acquisition places Thomas & Betts among the world's five largest electronic connector manufacturers and evens the balance between the Corporation's electronic and electrical businesses, providing a critical mass in higher-growth markets. Augat's sales in 1996 were $577 million. Other recent acquisitions include: the $212.5 million acquisition of Amerace Corporation, a manufacturer of electrical components for utility and industrial markets, in January 1996; the $51.2 million acquisition of Commander Electrical Products, Inc., a Canadian manufacturer of electrical outlet boxes, in August 1994; and the $35.0 million acquisition of Catamount Manufacturing Co., a manufacturer of cable ties, in October 1995. In addition, in August 1994, the Corporation completed the purchase, for $50.6 million, of a 29% interest in Leviton Manufacturing Co., Inc., a private company that is the largest U.S. manufacturer of wiring devices.

    The Corporation was established in 1898 as a sales agency for electrical wires and raceways, was incorporated in New Jersey in 1917 and reincorporated in Tennessee in May, 1996. The Corporation's executive offices are located at 1555 Lynnfield Road, Memphis, Tennessee 38119, telephone number (901)682-7766.


Electrical Construction and Maintenance Components ("Electrical")

     The Corporation's Electrical Construction and Maintenance Components' markets include industrial, commercial and residential construction and renovation companies, electrical contractors and telecommunications businesses, and maintenance, repair and overhaul operations ("MRO") customers. Total Electrical Construction and Maintenance Components sales were $627.3, $580.0 and $493.7 million, or 32%, 33% and 31% of the
Corporation's total sales for 1996, 1995 and 1994, respectively.

     The Corporation designs, manufactures and markets thousands of different electrical connectors, components and other products for industrial, commercial and residential construction applications, including (i) fittings and accessories for electrical raceways; (ii) fastening products, such as plastic and metallic ties for bundling wire and flexible tubing; (iii) terminals for small wires and power cables; (iv) power connectors, such as compression and mechanical connectors for high current power and grounding applications; (v) indoor and outdoor switch and outlet boxes, covers and accessories; (vi) floor boxes; (vii) metal framing used as structural supports for conduits, cable trays, electrical enclosures and lighting raceways; (viii) ground rods and clamps; (ix) products for outdoor security, roadway and adverse and hazardous location lighting; (x) circuit breakers, safety switches and meter centers; and (xi) other products, including insulation products, wire markers, cable tray and application tooling products.

     The Corporation markets its electrical components under various brand names. These brand names and the related products include THOMAS & BETTS, T&B and CATAMOUNT electrical products and electricians' supply products; TY-RAP, TY-FAST and CATAMOUNT cable ties; STEEL CITY, BOWERS, COMMANDER and UNION switch and outlet boxes, covers and conduit fittings; STA-KON terminals; STEEL CITY floor boxes and wire management systems; BLACKBURN and COLOR-KEYED power connectors and grounding devices; T&B Electricians' Supplies, wire connectors, tools and accessories; LIQUID TITE connectors, KINDORF and SUPERSTRUT metal framing products; AMERICAN ELECTRIC LIGHTING and HAZLUX lighting products; THOMAS & BETTS and ZINSCO circuit breakers, safety switches and meter centers; T&B, CANSTRUT and ELECTROTRAY cable tray; E-Z-CODE wire markers; ANCHOR and MICROLECTRIC meter sockets; RUSSELLSTOLL, MAX-GARD and EVER-LOK interconnect components and systems; AGASTAT electro-mechanical and solid-state devices for timers and relays; BUCHANAN terminal blocks and connectors; TAYLOR wiring duct; and VALON electrical maintenance products.

     In North America, the Corporation's components for industrial, commercial and residential construction and industrial MRO customers are sold through electrical distributors and retail outlets such as home centers and mass merchants. The Corporation has relationships with over 2,000 national, regional and independent distributors and buying groups with locations across North America. The Corporation believes that it has strong relationships with its distributors as a result of the breadth and quality of its product line, innovative service programs, product innovation, competitive pricing and brand name recognition among its customers. The Corporation has a network of factory and independent sales representatives who work with distributors, end users and retail outlets to increase demand for its products. The Corporation has thousands of customers, and no single end user, distributor or retailer accounted for more than 7% of the Corporation's Electrical Construction and Maintenance Components' segment 1996 net sales.

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


Electronic/OEM Components ("Electronic")

     The Corporation's electronic components are sold primarily to OEMs in the automotive, information services, office equipment, industrial electronics, test equipment, computer-aided engineering and manufacturing systems, instrumentation, medical electronics markets, and additional applications in aerospace, telecommunications and broadband communications - including CATV
- businesses. No single end user or distributor of the Corporation's electronic components accounted for more than 14% of the Corporation's Electronic/OEM Components segment 1996 net sales. Total Electronic/OEM Components sales were $920.7, $832.7 and $786.3 million, or 46%, 48% and 50% of the Corporation's total sales for 1996, 1995 and 1994, respectively, and reflect the inclusion of Augat's sales in all years under pooling-of-interests accounting.

     The Corporation's electronic/OEM components include: (i) printed circuit connectors; (ii) IDC connectors for mass termination of flat cables; (iii) custom-engineered connectors for automotive and professional electronics applications; (iv) flexible interconnects, flat cables and assemblies for automotive and other applications; (v) cable ties; (vi) terminals; (vii) D-subminiature connectors, a broad group of industry standard connectors; (viii) custom and standard switches, printed circuit board sockets and terminal blocks; and (ix) modular voice and data connectors, twinax and coax connectors, baluns, patch panels, jack and wall plates and related components for use in mainframe-to-terminal systems and personal computer-based local area networks in commercial properties. These components are sold under various brand names, including THOMAS & BETTS customer-specific interconnects and components, and backplane, input/output, fiber optic and printed circuit board connectors; ANSLEY flat cable and connectors; FLEXSTRIP flexible interconnects; TY-RAP, TY-FAST and CATAMOUNT cable ties; HOLMBERG D-subminiature and card edge connectors; NEVADA WESTERN, ARMIGER and EPITOME premises wiring brand names; RUSSELLSTOLL, MAX-GARD and EVER-LOK interconnect components and systems; MIPCO power connectors; FEEDRAIL trolley busway electrification systems; AGASTAT electro-mechanical and solid-state devices for timers and relays; ALL-LAN interconnection system; and BUCHANAN terminal blocks and connectors. The merger with Augat added AUGAT sockets; ALCOSWITCH switches; ASTER fiber couplers and connectors; ELASTOMERIC TECHNOLOGIES connectors; LRC connectors, adapters and accessories; PHOTON laser transmitters and optical nodes; TELZON cross-connection devices; and RDI terminal blocks.

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


Other Products and Components ("Other")

    The Corporation sells its other products and components, comprised of heating products, utility poles and transmission towers, telecommunication components and other components, through distributors and directly to end users. No single end user or distributor accounted for more than 3% of the Corporation's Other Products and Components segment 1996 net sales. Total Other Products and Components sales were $437.1, $320.7 and $293.7 million, or 22%, 19% and 19% of the
Corporation's total sales for 1996, 1995 and 1994, respectively.


Heating Products

    The Corporation designs, manufactures and markets heating and ventilation products for commercial and industrial buildings. Products include gas, oil and electric unit heaters, gas-fired duct furnaces, indirect and direct gas-fired make-up air heaters, infrared heaters, and evaporative cooling and heat recovery products for the heating, ventilation and air conditioning ("HVAC") marketplace under the REZNOR and E.K. CAMPBELL brand names. The Corporation's products are sold through HVAC, mechanical and refrigeration distributors in over 2,000 locations throughout North America and Europe.


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


Telecommunication Components

    The Corporation designs, manufactures and markets T&B aerial, pole, pedestal and buried splice enclosures; T&B connectors; KOLD-N-KLOSE encapsulation and sheath repair systems; TY-RAP, TY-FAST and CATAMOUNT cable ties; and DELTEC specialty devices for cable television companies and telephone operating companies. These components are sold both directly to end users and through distributors.


Other Components

    The Corporation designs, manufactures and markets flood, roadway and security lighting fixtures; and connectors, grounding systems, fastening and metal framing components for North American power companies and heating, mechanical and refrigeration ("HMR") product distributors. These products are primarily sold to four markets: investor-owned utilities, cooperatives, municipal utilities and HMR distributors. The Corporation's other component products include BLACKBURN power connectors and grounding systems; AMERICAN ELECTRIC LIGHTING roadway, security and area lighting fixtures; SUPERSTRUT metal framing; TY-RAP, TY-FAST and CATAMOUNT cable ties; ANCHOR meter sockets; INTERNATIONAL ENERGY SAVER evaporative cooling and energy recovery equipment; and ELASTIMOLD power connectors.


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

    The Corporation believes that its products enjoy a reputation for quality in the markets in which they are sold. The Corporation has implemented quality control processes in its design, manufacturing, delivery and other operations in order to further improve product quality and the service level to customers. These techniques include just-in-time manufacturing programs for more efficient use of machine tools in manufacturing different products, statistical process control, statistical problem solving, and other processes related to the Corporation's SIGNATURE SERVICE/DMI program.

    From its origin as a delivery guarantee, the SIGNATURE SERVICE/DMI program has evolved into a partnership for profitability that encompasses purchasing incentives, extensive marketing support, training and service discounts. The Corporation believes its DMI process is now the benchmark in the industry on how business through electronic commerce should be conducted. In 1996, participation in the DMI program increased 54% over the previous year. The DMI advanced partnership includes customer-cost-reduction processes such as automatic stock replenishment, advanced distributor inventory modeling, automatic receiving, price synchronization, invoice balancing and summary billing. The program also provides rights to return merchandise, which is prevalent in the electrical industry. Combining these business process redefinitions with a leading effort in electronic commerce such as extensive use of industry-standard Electronic Data Interchange ("EDI") has made the DMI partnership a success for the Corporation as well as its participating distributors.

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

    The Corporation allocates significant resources to its research and development activities. The Corporation's research, development and engineering expenditures for the creation and application of new and improved products and processes were $47.2, $44.1 and $40.5 million for 1996, 1995 and 1994, respectively.

    The research and development activities of the Corporation are focused on complementary product areas and specific high growth markets. Certain of the Corporation's recent new products and enhancements introduced in the marketplace or under design include high-speed data communications systems; high-density interconnect sockets; storage device interconnects; broadened cable tray products for the communications market; expanded automotive products offering; a mini hand-held label printer; new hazardous-location lighting products; an improved electric switch box design; a quick-lock conduit fitting; improved reflector lenses for roadway lighting; improved wire nut design; and a new light-duty pole design.


PATENTS AND TRADEMARKS

    The Corporation owns approximately 1,780 active patent registrations and applications worldwide. The Corporation has over 230 trademarks, including THOMAS & BETTS, T&B, SIGNATURE SERVICE, DMI, TY-RAP, TY-FAST, STA-KON, ANSLEY, FLEXSTRIP, BLACKBURN, STEEL CITY, KINDORF, HAZLUX, AMERICAN ELECTRIC LIGHTING, COLOR-KEYED, SUPERSTRUT, PERFECT-LINE, REZNOR, ANCHOR METALS, LEHIGH, MEYER, NEVADA WESTERN, WESTLINE, HOLMBERG, ZINSCO, E.K. CAMPBELL, BOWERS, AGASTAT, ALL-LAN, BUCHANAN, FEEDRAIL, MIPCO, RUSSELLSTOLL, CATAMOUNT, and ELASTIMOLD. Trademarks added with the Augat merger include AUGAT, SNAP-N-SEAL, HOLTITE, FLIC, ALCO, and PHOTON. While the Corporation considers its patents and trademarks (including trade dress) to be valuable assets, it does not believe that its competitive position is dependent solely on patent or trademark protection or that its operations are dependent on any individual patent or trademark. The Corporation does not consider any of its licenses, franchises or concessions to be material to its business.


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


EMPLOYEES

    As of December 29, 1996, the Corporation had approximately
14,700 full-time employees worldwide.


SEASONALITY

    The Corporation's businesses are not seasonal.


ENVIRONMENTAL

    See Item 3, Legal Proceedings.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Information regarding business segments is presented in Item 1
(a) and (c) above, Exhibit 13 hereto and in the Corporation's 1996 Annual Report to Shareholders on page 36, which is incorporated herein by reference.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
     AND EXPORT SALES

    Information relating to operations in different geographic areas is presented in both Exhibit 13 hereto and in the Corporation's 1996 Annual Report to Shareholders on page 36, which is incorporated herein by reference. The risks attendant to these sales and profits are relatively small because the operations are in foreign countries that have relatively stable political systems. It is expected that the international markets will continue to provide sales growth in the future. Export sales originating in the U.S. were $26.7, $24.0 and $20.8 million for 1996, 1995 and 1994, respectively.


ITEM 2.  PROPERTIES

    The Corporation has total plant, office and distribution space of approximately 9,744,000 sq. ft. in 138 locations in 24 states, the Commonwealth of Puerto Rico and 16 other countries. This space is composed of 6,297,000 sq. ft. of manufacturing space, 2,503,000 sq. ft. of office and distribution space and 944,000 sq. ft. of idle space.

    The following table lists the Corporation's manufacturing locations by primary segment as of December 29, 1996:

                                                Approximate Area
                                   No. Of          In Sq. Ft.
Segment           Location       Facilities    Leased     Owned
Electrical Construction
and Maintenance Components
                  Arkansas            1        246,000
                  California          2        249,000
                  Georgia             2        180,000   160,000
                  Massachusetts       1                  116,000
                  Mississippi         1                  237,000
                  Oklahoma            1                  108,000
                  Pennsylvania        1                   52,000
                  Puerto Rico         4        112,000    28,000
                  Tennessee           2                  457,000
                  Texas               1         36,000
                  Canada              5         34,000   305,000
                  Mexico              5        320,000

Electronic/OEM Components
                  California          1        120,000
                  Florida             1                   65,000
                  Maine               1                   92,000
                  Massachusetts       3         22,000    52,000
                  Michigan            4        110,000   230,000
                  New York            2        113,000    75,000
                  Pennsylvania        2         30,000
                  South Carolina      3                   89,000
                  Washington          1        106,000
                  Canada              1         20,000
                  England             4         37,000    69,000
                  Hungary             1        215,000
                  Japan               1          9,000   247,000
                  Luxembourg          1         27,000    43,000
                  Mexico              3        661,000
                  Singapore           3         24,000    63,000
                  Switzerland         1                  188,000


Other Products and Components
                  Kansas              1                   43,000
                  New Jersey          1                  168,000
                  New Mexico          1                  100,000
                  Pennsylvania        1                  227,000
                  South Carolina      1                  105,000
                  Texas               1                  136,000
                  Wisconsin           1                  171,000



     The Corporation leases approximately 115,000 sq. ft. of space in Memphis, Tennessee for its corporate and divisional headquarters. Principal sales offices and distribution facilities are located in 2,388,000 sq. ft. of property, approximately one-half of which is leased.

     The Corporation has 944,000 sq. ft. of idle manufacturing and office space primarily in Alabama, Pennsylvania, New Jersey, Massachusetts, Nevada and Texas, not included in the above table. In 1996, the Corporation recorded a $6 million special charge related to certain of these facilities to provide for losses on leases and to reduce owned facilities to their net realizable values.


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

    Owners and operators of sites containing hazardous substances, as well as generators of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for cleanup costs and damages arising out of past disposal activity. Such liability in many cases may be imposed regardless of fault or the legality of the original disposal activity. The Corporation is the owner or operator or former owner of various manufacturing facilities currently being evaluated for the presence of contamination or remediated, including closed facilities in Anniston, Alabama; Elizabeth, New Jersey; Pittsburgh, Pennsylvania; and St. Louis, Missouri; and its currently operated facilities in Hager City, Wisconsin; and Lancaster, South Carolina. In addition, the Corporation is evaluating two manufacturing plants which were sold by American Electric prior to its acquisition by the Corporation, located in Medora, Indiana; and Monroe, Louisiana that may require site remediation.

    All but two of the above facilities (Elizabeth and Lancaster) were purchased by American Electric from other parties between the years 1985 and 1988. With respect to all but one of those former American Electric facilities (Pittsburgh), at the time of those purchases by American Electric the sellers committed to indemnify American Electric for environmental liabilities that occurred prior to the purchase of the facilities by American Electric. There can be no assurances that such indemnities will be honored, but the Corporation believes that the indemnities are reliable. Subsequent to the Corporation's acquisition of American Electric, the Corporation entered into agreements with the sellers to cooperate with each other in resolving obligations in connection with the above-mentioned environmental issues.

    In October 1996, the Corporation donated its former facility located in St. Louis, Missouri, to a charitable organization. That organization has assumed full liability for the environmental evaluation and remediation of the facility, and has committed, both to the Corporation and to the State of Missouri, to conduct and complete all legally required remediation. That obligation has been co-assumed by a professional concern engaged in environmental remediation, and which is working with the charity to remediate and re-develop the facility. The charity has also purchased an environmental insurance policy which limits the extent of any liability associated with the assessment and remediation of the facility, and has made the Corporation a direct beneficiary of that insurance.

    The Corporation has received notifications from the United States Environmental Protection Agency ("EPA") or similar state environmental regulatory agencies or private parties that the Corporation, along with others, may currently be potentially responsible for the remediation of twelve sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (the "Superfund" Act) or similar state environmental statutes. Pursuant to the Asset Purchase Agreement dated June 28, 1985 between American Electric and ITT Corporation ("ITT"), ITT has to date assumed responsibility for costs associated with contamination prior to June 1985 at four of these sites. The Corporation has assumed responsibility for its share of costs at the remaining eight sites. The Corporation has resolved its liabilities (largely through de minimis settlements) at additional sites not identified herein.

    In January 1996 the Corporation acquired Amerace
Corporation. Pursuant to the various environmental laws and regulations described above, Amerace is evaluating or remediating, or may have liability associated with contamination at four facilities formerly owned or operated by Amerace (located in Butler, New Jersey; Richland, Michigan; Tenafly, New Jersey; and Union, New Jersey); and at one facility currently owned and operated by Amerace located in Hackettstown, New Jersey. In addition, Amerace has received notifications from the EPA or from similar state environmental regulatory agencies or private parties that Amerace, along with others, may currently be potentially responsible for its share of the costs relating to the remediation of nine sites pursuant to the Superfund Act, or similar state environmental statutes.

    In December 1996 the Corporation acquired Augat Inc. Pursuant to the various environmental laws and regulations described above, Augat is evaluating or remediating, or may have liability associated with contamination at five facilities currently owned or operated by Augat (located in Canton, Massachusetts; Horseheads, New York; Mashpee, Massachusetts; and at two facilities in Montgomery, Alabama). In addition, Augat has received notifications from the EPA or from similar state environmental regulatory agencies or private parties that Augat, along with others, may currently be potentially responsible for its share of the costs relating to the remediation of five sites pursuant to the Superfund Act or similar state environmental statutes.

    The Corporation is not able to predict with certainty the extent of its ultimate liability with respect to any pending or future environmental matters. However, the Corporation does not believe that any such liability with respect to the aforementioned environmental matters will be material to its financial statements.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    A Special Meeting of Shareholders of the Corporation was held on December 11, 1996, pursuant to due notice, to vote upon the Agreement and Plan of Merger (the "Merger Agreement"), among Augat Inc., a Massachusetts corporation, the Corporation and EG Acquisitions Corp., a Delaware corporation and a wholly owned subsidiary of the Corporation, dated as of October 7, 1996, and to approve the transactions contemplated by the Merger Agreement. The result of the vote was 33,050,974 votes for and 44,610 votes against, with 154,292 abstentions and no broker non-votes.




Executive Officers of the Registrant

                                                          Date Assumed
     Name             Position                 Age      Present Position
T. Kevin Dunnigan     Chairman of the Board     59      January 1992
                      and Chief Executive
                      Officer

Clyde R. Moore        President and Chief       43      January 1994
                      Operating Officer

Fred R. Jones         Vice President-           49      August 1995
                      Finance and Treasurer
                      (Chief Financial Officer)

T. Roy Burton         President-                49      March 1994
                      Electronics/OEM Division

William A. Fredrick   President-Special         50      March 1994
                      Markets Division

Gregory M. Langston   President-Utility         41      April 1995
                      Division

Dick R. McCullough    President-Mechanical      43      November 1995
                      Products Division

W. Neil Parker        President-Electrical      54      February 1996
                      Components Division

Gary R. Stevenson     Vice President-           44      January 1994
                      Operations


     Mr. Dunnigan has been Chief Executive Officer since 1985.

     Mr. Moore previously was President and Chief Operating Officer of FL Industries, Inc. (1990 to 1992) and President of its American Electric Division from 1985 until its acquisition by Thomas & Betts Corporation in 1992. He was President-Electrical Division of the Corporation (1992 to
     1994).

     Mr. Jones previously was President of ABB Financial
     Services, Inc. (1990 to 1992) and Senior Vice President and
     Chief Financial Officer of Joy Technologies, Inc. (1992 to
     1995).

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

     Mr. Parker previously was Vice President of General Electric Canada (1983 to 1992), President of Thomas & Betts Limited (1992 to 1996), and President-Thomas & Betts Canada (1995 to
     1996). He is also currently Chief Executive Officer of Thomas & Betts Limited (1996 to present).

     Mr. Stevenson previously was Vice President-Operations of the American Electric Division of FL Industries, Inc. (1989 to 1992) and Vice President-Operations of Thomas & Betts
     Holdings, Inc. (1992 to 1994).

The executive officers were elected by the Board of Directors for a term which expires on May 7, 1997, the date of the next organizational meeting of the Board of Directors. Normally, officers are elected for one-year terms or until their successors have been elected. There exists no special arrangement or understanding regarding election to executive office other than that described herein. See Item 11 for information relating to Directors.




                             PART II

ITEMS 5 THROUGH 8.

     Information required by Items 5 through 8 of Form 10-K is included in both Exhibit 13 hereto and in the Corporation's 1996
Annual Report to Shareholders, portions of which are incorporated herein by reference as indicated below:

                      Item No.        Pages
                         5           23 & 38
                         6              39
                         7           19 - 23
                         8           24 - 38


Forward-Looking Statements

    Certain statements in this Form 10-K and in written and oral statements made by the Corporation ("T&B") may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements. Although these statements reflect the Corporation's current views with respect to future events and financial performance, they are subject to many uncertainties and factors relating to the Corporation's operations and business environment which may cause the actual results of the Corporation to be materially different from any future results expressed or implied by such forward-looking statements.

    Examples of such uncertainties include, but are not limited to: changes in customer demand for various T&B products that could affect its overall product mix, margins, plant utilization levels and asset valuations; economic slowdown in the U.S. (contrary to T&B's expectations of continued economic growth throughout 1997) or economic slowdowns in T&B's major offshore markets, including Canada, Western Europe (particularly Germany and the U.K.), Japan and Taiwan; effects of significant changes in monetary and fiscal policies in the U.S. and abroad which could result in currency fluctuations, including fluctuations in the Canadian dollar, German mark and Japanese yen; inflationary pressures which could raise interest rates and consequently T&B's cost of funds; unforeseen difficulties in completing identified restructuring actions initiated in 1996 in connection with the Augat merger, including disposal of idle facilities, geographic shifts of production locations and closure of redundant administrative facilities; availability and pricing of commodities and materials needed for production of T&B's products, including steel, copper, zinc, aluminum and plastic resins; increased downward pressure on selling prices for T&B's products; unforeseen difficulties arising from the integration of acquired businesses with T&B's operations; changes in financial results and consequently in equity income from T&B's equity investments in Taiwan, Japan, Belgium and the U.S.; changes in environmental regulations and policies that could impact projections of remediation expenses; significant changes in governmental policies domestically and abroad that could create trade restrictions, patent enforcement issues, tax rate changes and changes in tax treatment of such items as tax credits, withholding taxes, transfer pricing and other income and expense recognition for tax purposes, including changes in taxation on income generated in Puerto Rico.

    The Corporation does not, by making any forward-looking statements, undertake any obligation to update them (whether as a result of new information, future events or otherwise).


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.




                             PART III

ITEMS 10, 11, 12 and 13.

    Registrant, on March 20, 1997 filed with the Securities and Exchange Commission a definitive Proxy Statement. Information required by Items 10, 11, 12 and 13 of Form 10-K, but not provided herein, is included in the Proxy Statement and is incorporated herein by reference. Certain of the information required with respect to executive officers is also set forth in
Part I of this report under the heading "Executive Officers of the Registrant."




                             PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

    (1)   Financial statements.
          All financial statements as set forth under Item 8.

    (2)   Financial statement schedules.

          All schedules are omitted as the required information is inapplicable, immaterial or the information is presented in the financial statements or related notes.

    (3)   Exhibits (numbered in accordance with Item 601 of
          Regulation S-K)

          (10)  Material Contracts

                -  Agreement with T. Kevin Dunnigan dated February 5, 1997.

          (12) Statements regarding computation of ratios (ratio of earnings to fixed charges)

          (13)  1996 Annual Report to Shareholders

                Excerpts from the 1996 Annual Report to
                Shareholders are attached to the Form 10-K in
                Exhibit 13. The Annual Report to Shareholders may be obtained by writing to the Investor Relations Department at Corporate Headquarters. Excerpts are also available on the Corporation's World Wide Web Site www.tnb.com.

          (21)  Subsidiaries of registrant

          (23.1)Accountants' Consent

          (23.2)Accountants' Consent

          (24)  Power of Attorney

          (27)  Financial Data Schedule (for SEC use only)

          (99)  Independent Auditors' Report on Augat Inc.

          The following exhibits are omitted as they are incorporated by reference as indicated.

          (2)   The Agreement and Plan of Merger, attached as
                Exhibit A to the Articles of Merger referenced in
                Exhibit 3(i) below - See Form 8-B filed May 2,
                1996.

          (3)(i)The Charter of the Registrant and Articles of Merger of Thomas & Betts Corporation, a New Jersey corporation, with and into Thomas & Betts Tennessee, Inc., a Tennessee corporation, amending the Charter effective May 2, 1996 to change the name of Thomas & Betts Tennessee, Inc., to Thomas & Betts Corporation - See Form 8-B filed May 2, 1996.

          (3)(ii)The Bylaws of the Registrant - See Form 8-B filed May 2, 1996.

          (4) Instruments defining the rights of security holders, including indentures.

                - Supplemental Indenture, dated May 2, 1996, relating to the Indenture dated January 15, 1992 - See Form 8-B filed May 2, 1996.

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

                -   Form of Distribution Agreement for Medium-
                    Term Notes between the Corporation and
                    Merrill Lynch & Co., dated July 28, 1992 -
                    See Form 8-K dated July 28, 1992.

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

                - Specimen of the Corporation's $125,000,000 aggregate principal amount of 8-1/4% Notes due January 15, 2004 - See 1991 Form 10-K.


          (10)  Material Contracts

                -   Merger Agreement among Augat Inc., Thomas &
                    Betts Corporation and EG Acquisitions Corp., dated October 7, 1996 - See Form 8-K filed
                    October 7, 1996.

                - Credit Agreement dated as of March 29, 1995 among the Corporation, the banks listed therein and Morgan Guaranty Trust Company of New York, as agent - See 1995 Form 10-K.

                - Amendment No. 1 dated as of December 8, 1995 to edit Agreement among the Corporation, the banks listed therein and Morgan Guaranty Trust Company of New York, as agent - See 1995 Form 10-K.

                -   Amendment No. 2, dated May 2, 1996, to the
                    Credit Agreement dated as of March 29, 1995
                    - See Form 8-B filed May 2, 1996.

                -   1990 Stock Option Plan - See 1995 Form 10-K.

                -   Stock Purchase Agreement between Eagle
                    Industrial Products Corporation and the
                    Corporation, dated November 1, 1995
                    regarding the purchase by the Corporation of the stock of Amerace Corporation - See Form 8-K dated January 17, 1996 and Form 8-K/A filed January 22, 1996.

                -   Thomas & Betts Corporation Executive
                    Incentive Plan -See 1994 Proxy Statement.

                -   1993 Management Stock Ownership Plan - See
                    1993 Form 10-K.

                -   Executive Officer Employment Agreement Form
                    -  See 1992 Form 10-K.

                -   1985 Stock Option Plan - See 1992 Form 10-K.

                - Agreement and Plan of Merger by and among FL Industries Holdings, Inc. and the shareholders thereof, the Corporation and TBC Acquisition Corp., dated as of November 13, 1991, as amended and restated - See Form 8 filed November 19, 1991.


(b) The following reports were filed on Form 8-K during the last quarter of 1996 and to date:

    (1)   Form 8-K, dated October 7, 1996, reporting the
          Agreement and Plan of Merger between the Corporation and Augat Inc.

    (2) Form 8-K, dated December 20, 1996, reporting the merger between the Corporation and Augat Inc.

    (3) Form 8-K, dated February 25, 1997, setting forth financial information on combined sales and net income of the Corporation and Augat Inc. for 30 days of post-acquisition operations from December
          30, 1996 through January 28, 1997.



                             SIGNATURES

    PURSUANT TO THE REQUIREMENTS TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED
THIS FORM 10-K ANNUAL REPORT TO BE SIGNED ON ITS BEHALF BY THE
UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

THOMAS & BETTS CORPORATION

 Signature                 Title                     Date

*/s/T. Kevin Dunnigan      Chairman of the Board,    March 21, 1997
(T. Kevin Dunnigan)        Chief Executive Officer
                           and Director

/s/Clyde R. Moore          President, Chief          March 21, 1997
(Clyde R. Moore)           Operating Officer and
                           Director

/s/Fred R. Jones           Vice President-Finance    March 21, 1997
(Fred R. Jones)            and Treasurer

/s/Jerry Kronenberg        Vice President-General    March 21, 1997
(Jerry Kronenberg)         Counsel

*/s/Raymond B. Carey, Jr.  Director                  March 21, 1997
(Raymond B. Carey, Jr.)

*/s/Ernest H. Drew         Director                  March 21, 1997
(Ernest H. Drew)

*/s/Jeananne K. Hauswald   Director                  March 21, 1997
(Jeananne K. Hauswald)

*/s/Thomas W. Jones        Director                  March 21, 1997
(Thomas W. Jones)

*/s/Robert A. Kenkel       Director                  March 21, 1997
(Robert A. Kenkel)

*/s/John N. Lemasters      Director                  March 21, 1997
(John N. Lemasters)

*/s/Kenneth R. Masterson   Director                  March 21, 1997
(Kenneth R. Masterson)

*/s/Thomas C. McDermott    Director                  March 21, 1997
(Thomas C. McDermott)

*/s/J. David Parkinson     Director                  March 21, 1997
(J. David Parkinson)

*/s/Jean-Paul Richard      Director                  March 21, 1997
(Jean-Paul Richard)

*/s/Ian M. Ross            Director                  March 21, 1997
(Ian M. Ross)

*/s/William H. Waltrip     Director                  March 21, 1997
(William H. Waltrip)

                          * By: /s/Jerry Kronenberg
                                Jerry Kronenberg, Attorney-in-fact