Form 10-Q
period 1997-03-30
THOMAS & BETTS CORP
filed 1997-05-14
CIK 97854

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      March 30, 1997
                                OR

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock -No Par Value                  54,020,464
   (Title of each class)           (Outstanding at May 9, 1997)


                      PART I.  FINANCIAL INFORMATION

                        THOMAS & BETTS CORPORATION
                        Consolidated Balance Sheet
                              (In thousands)

                                                 March 30,     December 29,
                                                   1997           1996
ASSETS                                          (Unaudited)     (Audited)
Current Assets:
  Cash and cash equivalents                     $   97,078     $  126,355
  Marketable securities                             31,868         35,940
  Receivables, net                                 366,487        361,511
  Inventories:
    Finished goods                                 148,693        153,067
    Work-in-process                                 70,180         64,979
    Raw materials                                  152,152        145,260
                                                   371,025        363,306
  Deferred income taxes                             55,819         62,121
  Prepaid expenses                                  10,797          7,818
Total Current Assets                               933,074        957,051

Property, plant and equipment, at cost           1,010,202        999,976
  Less accumulated depreciation                    469,999        460,032
    Net property, plant and equipment              540,203        539,944
Intangible assets - net                            521,958        519,276
Investments and other assets                       128,003        114,966

TOTAL ASSETS                                    $2,123,238     $2,131,237

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term bank borrowings                    $   53,904     $   49,365
  Current maturities of long-term debt               6,704         15,690
  Accounts payable                                 171,570        190,184
  Accrued liabilities                              171,288        189,961
  Income taxes                                      30,591         35,372
  Dividends payable                                 15,043         11,328
Total Current Liabilities                          449,100        491,900

Long-term debt                                     670,935        645,096
Other long-term liabilities                         97,625        100,676
Deferred income taxes                               20,813         25,183

Shareholders' Equity:
  Common stock                                     300,057        284,639
  Retained earnings                                584,397        569,869
  Cumulative translation adjustment                  6,741         15,084
  Other                                             (6,430)        (1,210)
Total Shareholders' Equity                         884,765        868,382

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $2,123,238     $2,131,237

See accompanying notes to consolidated financial statements.




                         THOMAS & BETTS CORPORATION

                     Consolidated Statement of Earnings
                    (In thousands except per share data)
                                (Unaudited)

                                                        Quarter Ended
                                                     March 30,  March 31,
                                                       1997       1996

Net sales                                           $504,255    $486,733

Costs and expenses:

  Cost of sales                                      349,919     343,435
  Marketing, general and administrative               86,670      79,323
  Research and development                            12,434      12,388
  Amortization of intangibles                          4,283       3,745
                                                     453,306     438,891

Earnings from operations                              50,949      47,842

Other expense - net                                    7,461       7,957

Earnings before income taxes                          43,488      39,885

Income taxes                                          13,917      13,805

Net earnings                                        $ 29,571    $ 26,080

Share data:

  Net earnings                                      $   0.55    $   0.49

  Cash dividends declared                           $   0.28    $   0.28

Average shares outstanding                            53,548      52,797


See accompanying notes to consolidated financial statements.




                         THOMAS & BETTS CORPORATION
                    Consolidated Statement of Cash Flows
                               (In thousands)
                                (Unaudited)
                                                           Quarter Ended
                                                       March 30,    March 31,
                                                         1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                           $ 29,571     $ 26,080
Adjustments:
  Depreciation and amortization                          24,243       22,369
  Deferred income taxes                                   2,126        5,237

  Changes in operating assets and liabilities:
    Receivables                                          (6,680)     (33,452)
    Inventories                                          (7,395)     (22,680)
    Accounts payable                                    (22,716)      (2,052)
    Accrued liabilities                                 (17,638)      (6,595)
    Income taxes payable                                 (4,494)       8,555
    Other                                                (8,637)      (4,760)
Net cash provided by (used in) operating activities     (11,620)     ( 7,298)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of businesses                                 (17,497)    (237,382)
Purchases of property, plant and equipment              (25,046)     (25,387)
Proceeds from sale of property, plant
  and equipment                                             587          593
Marketable securities acquired                           (6,569)      (2,760)
Proceeds from matured marketable securities              10,192        1,045
Net cash provided by (used in) investing activities     (38,333)    (263,891)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in borrowings with
  original maturities less than 90 days                  (2,391)      21,195
Proceeds from long-term debt and other
  borrowings                                            109,424      274,042
Repayment of long-term debt and other
  borrowings                                            (82,138)      (9,459)
Stock options exercised                                   9,610        3,774
Cash dividends paid                                     (11,328)     (12,023)
Net cash provided by (used in) financing activities      23,177      277,529

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (2,501)      (2,856)

Net increase (decrease) in cash and cash
  equivalents                                           (29,277)       3,484
Cash and cash equivalents at beginning of period        126,355       75,155
Cash and cash equivalents at end of period             $ 97,078     $ 78,639


See accompanying notes to consolidated financial statements.




                         THOMAS & BETTS CORPORATION
                 Notes to Consolidated Financial Statements
                                (Unaudited)

1. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the financial position as of March 30, 1997 and December 29, 1996, and the results of operations and cash flows for the three-month periods ended March 30, 1997 and March 31, 1996.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report to Shareholders for the fiscal year ended December 29, 1996. The results of operations for the periods ended March 30, 1997 and March 31, 1996 are not necessarily indicative of the operating results for the full year.

3. Earnings Per Share: Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the reporting period. The effect on earnings per share resulting from the assumed exercise of outstanding stock options is not material.

    In February of 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," effective for interim and annual periods ending after December 15, 1997. Its impact on the financial statements of the Corporation is not expected to be significant.

4. Acquisitions and Divestitures: In the first quarter of 1997, acquisitions were made for cash totaling $17.5 million. All were accounted for using the purchase method of accounting.

    On December 11, 1996, Augat Inc. was merged with a subsidiary of the Corporation. Augat is a worldwide manufacturer of electronic connectors and devices used in markets such as automotive, information processing, cable television and telecommunications. This merger was accounted for as a pooling of interests and the Corporation's financial statements have been restated to include the results of Augat for all periods presented except dividends per share which reflect the Corporation's historical per share amount.




                         THOMAS & BETTS CORPORATION
             Management's Discussion and Analysis of Results
                  of Operations and Financial Condition


RESULTS OF OPERATIONS

QUARTERLY COMPARISON

     Thomas and Betts had record sales and earnings for the first quarter of 1997. First quarter sales increased four percent to $504.3 million from $486.7 million in 1996 and earnings rose 13 percent, to $29.6 million, or $0.55 per share, from $26.1 million, or $0.49 per share last year.

     Both current and prior-year results include Augat Inc., acquired in December 1996 and accounted for as a pooling of interests. The four percent increase in consolidated sales included a five percent increase primarily due to sales volume increases plus volume from new businesses acquired, offset by a one percent unfavorable translation impact of weaker foreign currencies compared to last year. The overall impact of price changes was not significant. Total sales outside the U.S. represented 24 percent of consolidated sales in both 1997 and 1996.

     Sales of the Electronic/OEM Components segment declined two percent in the quarter as compared to the same period last year. Volume in traditional electronics markets in North America and Southeast Asia and in coaxial cable connector products acquired with Augat rose an average of 35 percent and would have increased sales of this segment by seven percent in the quarter absent other factors. More than offsetting these gains were planned reductions of auto wiring shipments due to a model phase-out and lower retail demand, a shift in emphasis in certain product lines from volume growth to profit growth, economic weakness in Europe affecting both automotive and professional electronics markets, unfavorable currency exchange rates and normal price declines.

     Sales of Electrical Construction and Maintenance Components rose 17 percent from first quarter 1996 predominantly due to significant volume gains in both the U.S. and Canada. Volume increased 14 percent in existing product lines due to strong market conditions, market share gains and in part, better weather conditions during 1997's winter months compared with conditions in 1996. Incremental sales from acquisitions provided the bulk of the remaining increase.

     Sales of Other Products and Components decreased four percent in the quarter. Higher sales of the Reznor heating line, resulting from higher volumes and incremental sales from last November's acquisition of Reznor Europe, together with higher sales of utility and telecommunications components would have increased segment sales by eight percent in the absence of other factors. Planned phase-outs of low-margin contract-manufacturing volumes related to divested product lines and an anticipated decline in the sales of Elastimold products more than offset these gains. Sales of Elastimold products declined because of above-average shipments made in the first quarter of 1996 to reduce excessive backlog and improve customer service in the then newly-acquired business.

     Consolidated gross margin of 30.6 percent for the first quarter was over one percentage point better than 29.4 percent for first quarter 1996 due to restructure related cost savings, lower raw material commodity costs and a higher proportion of sales of high margin Electrical Construction and Maintenance Components products.

     Consolidated marketing, general and administrative expense as a percent of sales was 17.2 percent, up almost one percent compared to 16.3 percent last year due primarily to increased spending on marketing and advertising to support the integration of Augat. Research and development expense, at 2.5 percent of sales, was even with last year. First-quarter amortization expense increased slightly versus last year due to additional goodwill from 1996 purchase acquisitions.

     Other expense-net in the first quarter declined slightly from last year due to higher equity investment income. The first quarter's effective tax rate of 32.0 percent declined from 34.6 percent last year due to domestic and foreign tax planning initiatives and changes in the Corporation's legal structure.


LIQUIDITY AND CAPITAL RESOURCES

     The Corporation has access to funds made available under a $500 million revolving credit facility, which expires in March 2000. The Corporation continues to fund its capital and operating needs with cash flows from operations augmented by borrowing under this credit facility and from other sources.

     Net cash flow from operating activities was a negative $11.6 million in the first quarter. Payments of $11.0 million for change-of-control costs related to the Augat acquisition were made out of reserves set up as part of the 1996 special charge, with reserves of $3.1 million remaining for anticipated future payments. Payments of $4.0 million for restructuring activities were also made out of reserves set up by the 1996 special charge. Working capital investment in receivables and inventory were made to support business growth and recent business acquisitions, while accounts payable declined as outstanding amounts established by December activity were settled.

     Capital spending totaled $25.0 million for normal productivity improvements and refurbishment projects. Cash payments for business acquisitions totaled $17.5 million in the first quarter and dividends paid in the quarter totaled $11.3 million.


RESTRUCTURING

     Activities related to the $24.5 million restructuring charge taken in the fourth quarter of 1996 generally proceeded as anticipated. Through the end of the first quarter of 1997, the Corporation expended $4.0 million for cash severance and other employee benefit payments, with $13.9 million of restructuring reserves remaining for cash related restructure activities and $6.6 million remaining for non-cash write-off's of equipment.




PART II.  OTHER INFORMATION

                         THOMAS & BETTS CORPORATION


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

         Examples of such uncertainties include, but are not limited to: changes in customer demand for various T&B products that could affect its overall product mix, margins, plant utilization levels and asset valuations; economic slowdown in the U.S. contrary to T&B's expectations of continued economic growth throughout 1997; or economic slowdowns in T&B's major offshore markets, including Canada, Western Europe (particularly Germany and the U.K.), Japan and Taiwan; effects of significant changes in monetary and fiscal policies in the U.S. and abroad which could result in currency fluctuations including fluctuations in the Canadian dollar, German mark, Japanese yen, Swiss franc and U.K. pound; inflationary pressures which could raise interest rates and consequently T&B's cost of funds; unforeseen difficulties in completing identified restructuring actions begun in 1996 in connection with the Augat merger, including disposal of idle facilities, geographic shifts of production locations and integration of new distribution facilities; availability and pricing of commodities and materials needed for production of T&B's products, including steel, copper, zinc, aluminum and plastic resins; increased downward pressure on selling prices for T&B's products; unforeseen difficulties arising from the integration of acquired businesses with T&B's operations; changes in financial results and consequently in equity income from T&B's equity investments in Taiwan, Japan, Belgium and the U.S.; changes in environmental regulations and policies that could impact projections of remediation expenses; significant changes in governmental policies domestically and abroad that could create trade restrictions, patent enforcement issues, tax rate changes and changes in tax treatment of such items as tax credits, withholding taxes, transfer pricing and other income and expense recognition for tax purposes, including changes in taxation on income generated in Puerto Rico.

         The Corporation does not, by making any forward-looking statements, undertake any obligation to update them (whether as a result of new information, future events or otherwise).


    (b)  RATIO OF EARNINGS TO FIXED CHARGES

                      For the
                      Quarter
                       Ended                  For the Years Ended
                      March 30,  Dec. 29,  Dec. 31,  Jan. 1, Jan. 2, Dec. 31,
                        1997       1996     1995      1995    1994     1992

         Ratio of
         earnings to
         fixed
         charges(1)     3.7x       2.3x     3.8x      1.9x    2.8x     2.3x


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




Item 6.  Exhibits and Reports on Form 8-K

    (a)  The following exhibits are filed as part of this form:

         (12)  Computation of Ratio of Earnings to Fixed Charges

         (27)  Financial Data Schedule (for SEC use only)

    (b)  Reports on Form 8-K

         - Form 8-K, dated February 25, 1997, reporting financial information on combined sales and net income of Augat and Thomas & Betts for 30 days of post-acquisition combined operations from December 30, 1996 through January 28, 1997.




                          THOMAS & BETTS CORPORATION


                                 Signatures



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THOMAS & BETTS CORPORATION
                                      (Registrant)



DATE:         May 14, 1997            /s/Fred R. Jones
                                      Fred R. Jones
                                      Vice President-Finance and Treasurer


DATE:         May 14, 1997            /s/Jerry Kronenberg
                                      Jerry Kronenberg
                                      Vice President-General Counsel