Form 10-Q
period 1997-06-29
THOMAS & BETTS CORP
filed 1997-08-13
CIK 97854

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 1997

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock -No Par Value                             54,962,762
   (Title of each class)                     (Outstanding at August 11, 1997)


                        PART I.  FINANCIAL INFORMATION

                          THOMAS & BETTS CORPORATION
                          Consolidated Balance Sheet
                                (In thousands)

                                                      June 29,   December 29,
                                                        1997         1996
ASSETS                                              (Unaudited)   (Audited)
Current Assets:
  Cash and cash equivalents                         $  143,537   $  126,355
  Marketable securities                                 31,689       35,940
  Receivables, net                                     406,288      361,511
  Inventories:
    Finished goods                                     148,187      153,067
    Work-in-process                                     74,422       64,979
    Raw materials                                      150,989      145,260
                                                       373,598      363,306
  Deferred income taxes                                 59,248       62,121
  Prepaid expenses                                      11,126        7,818
Total Current Assets                                 1,025,486      957,051

Property, plant and equipment, at cost               1,041,421      999,976
  Less accumulated depreciation                        488,410      460,032
    Net property, plant and equipment                  553,011      539,944
  Intangible assets - net                              517,375      519,276
Investments and other assets                           114,372      114,966

TOTAL ASSETS                                        $2,210,244   $2,131,237

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term bank borrowings                        $   65,431   $   49,365
  Current maturities of long-term debt                  10,726       15,690
  Accounts payable                                     178,545      190,184
  Accrued liabilities                                  176,582      189,961
  Income taxes                                          33,012       35,372
  Dividends payable                                     15,145       11,328
Total Current Liabilities                              479,441      491,900

Long-term debt                                         694,311      645,096
Other long-term liabilities                             94,335      100,676
Deferred income taxes                                   23,242       25,183

Shareholders' Equity:
  Common stock                                         308,681      284,639
  Retained earnings                                    610,176      569,869
  Cumulative translation adjustment                      5,697       15,084
  Other                                                 (5,639)      (1,210)
Total Shareholders' Equity                             918,915      868,382

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $2,210,244   $2,131,237

See accompanying notes to consolidated financial statements.


                          THOMAS & BETTS CORPORATION

                      Consolidated Statement of Earnings
                     (In thousands except per share data)
                                  (Unaudited)

                                    Quarter Ended           Six Months Ended
                                  June 29,   June 30,      June 29,   June 30,
                                    1997       1996          1997       1996

Net sales                        $537,753    $499,780    $1,046,234  $986,513

Costs and expenses:

  Cost of sales                   368,309     348,504       721,392   691,939
  Marketing, general and
    administrative                 87,180      80,937       174,942   160,260
  Research and development         14,425      11,830        26,859    24,218
  Amortization of intangibles       4,055       3,842         8,337     7,587
                                  473,969     445,113       931,530   884,004

Earnings from operations           63,784      54,667       114,704   102,509

Other expense - net                 8,377       7,453        15,901    15,410

Earnings before income taxes       55,407      47,214        98,803    87,099

Income taxes                       17,703      16,249        31,619    30,054

Net earnings                     $ 37,704    $ 30,965    $   67,184  $ 57,045

Share data:

  Net earnings                   $   0.70    $   0.58    $     1.25  $   1.07

  Cash dividends declared        $   0.28    $   0.28    $     0.56  $   0.56

Average shares outstanding         54,108      53,017        53,872    52,903


See accompanying notes to consolidated financial statements.


                          THOMAS & BETTS CORPORATION
                     Consolidated Statement of Cash Flows
                               (In thousands)
                                (Unaudited)
                                                           Six Months Ended
                                                         June 29,    June 30,
                                                           1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                            $  67,184   $  57,045
Adjustments:
  Depreciation and amortization                            46,993      46,451
  Deferred income taxes                                       987       3,919

  Changes in operating assets and liabilities:
    Receivables                                           (43,791)    (45,385)
    Inventories                                           ( 5,582)    (24,651)
    Accounts payable                                      (17,902)    ( 9,448)
    Accrued liabilities                                   (13,608)    ( 4,281)
    Income taxes payable                                  ( 1,964)      7,009
    Other                                                   2,577     ( 5,295)
Net cash provided by operating activities                  34,894      25,364

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of businesses                                   (19,326)   (238,372)
Purchases of property, plant and equipment                (51,594)   ( 55,827)
Proceeds from sale of property, plant and equipment         3,469      25,626
Marketable securities acquired                            (10,230)   ( 23,138)
Proceeds from matured marketable securities                14,225       1,513
Net cash (used in) investing activities                   (63,456)   (290,198)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in borrowings with original
  maturities less than 90 days                             13,270      17,422
Proceeds from long-term debt and other borrowings         138,610     431,648
Repayment of long-term debt and other borrowings         ( 94,276)   (142,101)
Stock options exercised                                    18,002       7,126
Cash dividends paid                                      ( 26,371)   ( 24,094)
Net cash provided by financing activities                  49,235     290,001

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (  3,491)   (  3,712)

Net increase (decrease) in cash and cash equivalents       17,182      21,455
Cash and cash equivalents at beginning of period          126,355      75,155
Cash and cash equivalents at end of period               $143,537    $ 96,610


See accompanying notes to consolidated financial statements.


                         THOMAS & BETTS CORPORATION
                 Notes to Consolidated Financial Statements
                                (Unaudited)

1. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the financial position as of June 29, 1997 and December 29, 1996, and the results of operations and cash flows for the periods ended June 29, 1997 and June 30, 1996.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report to Shareholders for the fiscal year ended December 29, 1996. The results of operations for the periods ended June 29, 1997 and June 30, 1996 are not necessarily indicative of the operating results for the full year.

3. Earnings Per Share: Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the reporting period. The effect on earnings per share resulting from the assumed exercise of outstanding stock options is not material.

     In February of 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings Per Share," effective for interim and annual periods ending after December 15, 1997. The impact of this FASB Statement on the financial statements of the Corporation is not expected to be significant.

4. Acquisitions and Divestitures: The Corporation completed four acquisitions during the first six months of 1997 for total consideration of approximately $26.8 million consisting of cash and shares of the Corporation's common stock. Three of these acqusitions were accounted for under the purchase method of accounting, while the fourth was treated as an immaterial pooling of interest without restating prior-years' results.

     On December 11, 1996, Augat Inc. was merged with a subsidiary of the Corporation. Augat is a worldwide manufacturer of electronic connectors and devices used in markets such as automotive, information processing, cable television and telecommunications. This merger was accounted for as a pooling of interests and the Corporation's financial statements have been restated to include the results of Augat for all periods presented except dividends per share which reflect the Corporation's historical per share amounts.


                         THOMAS & BETTS CORPORATION
             Management's Discussion and Analysis of Results
                  of Operations and Financial Condition


RESULTS OF OPERATIONS

QUARTERLY COMPARISON

     Thomas and Betts had record net sales and net earnings for the second quarter of 1997. Second-quarter sales increased eight percent to $537.8 million from $499.8 million in 1996 and earnings rose 22 percent, to $37.7 million, or $0.70 per share, from $31.0 million, or $0.58 per share last year.

     Both current and prior-year results include Augat Inc., acquired in December 1996 and accounted for as a pooling of interests. The eight percent increase in consolidated sales is primarily due to sales volume increases plus volume from new businesses acquired, partially offset by a one percent unfavorable translation impact of weaker foreign currencies compared to last year. The overall impact of price changes was not significant. Total sales outside the U.S. represented 23 percent of consolidated sales in 1997 and 24 percent in 1996.

     Sales of the Electronic/OEM Components segment declined one percent in the quarter as compared to the same period last year. Sales of communications and professional electronics applications experienced strong growth compared with 1996's second quarter, reflecting market share gains and strong demand from U.S. cable television system operators and computer manufacturers in North America and Southeast Asia. However, these sales gains were dampened by lower sales to automotive customers as a result of planned reductions of auto wiring shipments due to a model phase-out, unfavorable impacts of foreign currency translations, continued weak European business conditions and reduced demand from automobile manufacturers.

     Sales of Electrical Construction and Maintenance Components rose 21 percent from second quarter 1996 predominantly due to significant volume gains in both the U.S. and Canada. Volume increased 10 percent in existing product lines due to strong market conditions compared with conditions in 1996. Incremental sales from acquisitions provided the bulk of the remaining increase.

     Sales of Other Products and Components increased six percent from the same quarter in 1996. Sales of core utility and mechanical products rose 10 percent, but were offset by planned phase-outs of low-margin contract-manufacturing volumes related to transitions of previously divested product lines.

     Consolidated gross margin of 31.5 percent for the second quarter was better than last year's corresponding 30.3 percent due to restructure-related cost savings, lower raw material commodity costs and a higher proportion of sales of higher-margin Electrical Construction and Maintenance Components products.

     Consolidated marketing, general and administrative expense as a percent of sales was 16.2 percent in both 1997 and 1996. Research and development expense, at 2.7 percent of sales, increased slightly from 2.4 percent last year. Second-quarter amortization expense increased slightly versus last year due to additional goodwill from 1996 and 1997 acquisitions.


YEAR-TO-DATE COMPARISON

     Sales for the first six months of 1997 were up six percent to $1,046.2 million from $986.5 million in 1996. Earnings improved 18 percent, to $67.2 million, or $1.25 per share, from $57.0 million, or $1.07 per share in 1996.

     Electronic/OEM Components segment sales declined one percent from the comparable period last year. Volume increases were offset by slight price decreases and weakening currencies.

     Electrical Construction and Maintenance Components segment results reflect the first and second quarters' strong performance in the U.S. and Canada, as sales were up 20 percent versus the first six months of 1996.

     Sales of Other Products and Components increased 2 percent versus last year. Higher sales of the Reznor heating line, resulting from higher volumes and incremental sales from last November's acquisition of Reznor Europe, together with higher sales of domestic mechanical products were offset by planned phase-outs mentioned in the quarterly comparison.

     Consolidated gross margin of 31.0 percent was better than last year's
29.9 percent due to restructure-related cost savings, lower commodity costs and a greater proportion of sales of higher-margin products. Marketing, general and administrative expense increased from 16.2 percent of sales in 1996 to 16.7 percent of sales in 1997 due primarily to increased first-quarter spending on marketing and advertising to support the integration of Augat. Research and development expense increased to 2.6 percent of sales in 1997 from 2.5 percent of sales in 1996. Amortization expense for the first six months of 1997 increased slightly over 1996's level due to acquisitions.
The year-to-date effective tax rate of 32.0 percent is lower than last year's
34.5 percent due to domestic and foreign tax planning initiatives and changes in the Corporation's legal structure.


LIQUIDITY AND CAPITAL RESOURCES

     The Corporation has access to funds made available under a $500 million revolving credit facility, which expires in March 2000. The Corporation continues to fund its capital and operating needs with cash flows from operations augmented by borrowing under this credit facility and from other sources.

     In June 1997 the Corporation launched a $500 million Section 4(2) commercial paper program. The program is rated A-2/P-2 and is backed by the existing $500 million revolving credit facility.

     Net cash flow from operating activities was $34.9 million in the first six months. Payments of $13.9 million for merger and change-of-control costs and $9.8 million for restructuring activities related to the Augat acquisition were made out of reserves set up as part of the 1996 special
charge.   Working capital investments in receivables and inventory were made to support business growth and recent business acquisitions, while accounts payable declined as outstanding amounts established by December activity were settled.

     Capital spending totaled $51.6 million for normal productivity improvements and refurbishment projects. Cash payments for business acquisitions totaled $19.3 million in the first six months and dividends paid in the first six months totaled $26.4 million.


RESTRUCTURING

     Activities related to the $24.5 million restructuring charge taken in the fourth quarter of 1996 generally proceeded as anticipated. Through the end of the second quarter of 1997, the Corporation expended $9.8 million for cash severance and other employee benefit payments, with $8.1 million of restructuring reserves remaining for cash related restructure activities and $6.6 million remaining for non-cash write-offs of equipment.




PART II.  OTHER INFORMATION

                         THOMAS & BETTS CORPORATION


Item 2.   Changes in Securities

     (c)  Recent Sales of Unregistered Securities

          On June 27, 1997, the Corporation issued 147,032 shares of the Corporation's common stock to individuals who were former owners of privately held businesses acquired by the Corporation. The shares represented part of the purchase price for those acquisitions. These shares were not registered by the Corporation under the Securities Act of 1933 as of June 29, 1997.


Item 4.   Submission of Matters to a Vote of Security Holders

          The matters which were voted upon at the Annual Meeting of Shareholders held on May 7, 1997, and the results of the voting are set forth below:

          1. Each of the following persons were nominated and elected to serve as director for one year and the results of the vote taken were as follows:

              Nominees for Director                    For           Withheld

              Ernest H. Drew                       48,863,168         159,630
              T. Kevin Dunnigan                    48,850,289         172,509
              Jeananne K. Hauswald                 48,850,209         172,589
              Thomas W. Jones                      48,864,015         158,783
              Robert A. Kenkel                     48,860,430         162,368
              John N. Lemasters                    48,853,147         169,651
              Kenneth R. Masterson                 48,846,024         176,774
              Thomas C. McDermott                  48,855,596         167,202
              Clyde R. Moore                       48,857,498         165,300
              Jean-Paul Richard                    47,829,822       1,192,976
              Ian M. Ross                          48,858,960         163,838
              William H. Waltrip                   47,848,595       1,174,203

          2. A proposal to amend the 1993 Management Stock Ownership Plan by setting a maximum grant amount of 200,000 shares of common stock per employee in any given year received 47,710,868 votes for and 891,701 votes against, with 420,229 abstentions.


          3. A proposal to ratify the appointment of KPMG Peat Marwick LLP as independent public accountants received 48,867,750 votes for and 58,177 votes against, with 96,871 abstentions.



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




     (b)  RATIO OF EARNINGS TO FIXED CHARGES

                         For the
                        Six Months
                           Ended                For the Years Ended
                          June 29,  Dec. 29, Dec. 31, Jan. 1, Jan. 2, Dec. 31,
                            1997      1996     1995    1995     1994    1992

          Ratio of
          earnings to
          fixed
          charges(1)        4.0x      2.3x     3.8x    1.9x     2.8x    2.3x


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


Item 6.   Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed as part of this form:

          (12)  Computation of Ratio of Earnings to Fixed Charges

          (27)  Financial Data Schedule (for SEC use only)

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the three months ended June 29, 1997.




                           THOMAS & BETTS CORPORATION


                                   Signatures



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         THOMAS & BETTS CORPORATION
                                         (Registrant)


DATE:      August 13, 1997               /s/Fred R. Jones
                                         Fred R. Jones
                                         Vice President-Finance and Treasurer


DATE:      August 13, 1997               /s/Jerry Kronenberg
                                         Jerry Kronenberg
                                         Vice President-General Counsel