Form 10-Q
period 1997-09-28
THOMAS & BETTS CORP
filed 1997-11-12
CIK 97854

_______________________________________________________________________________
_______________________________________________________________________________


                                 Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1997, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
     _______________.


                      Commission file number: 1-4682


                        THOMAS & BETTS CORPORATION
         (Exact name of registrant as specified in its charter)


              Tennessee                                 22-1326940
      (State of incorporation)            (I.R.S. Employer Identification No.)


        1555 Lynnfield Road
        Memphis, Tennessee                                 38119
(Address of principal executive offices)                (Zip Code)


                              (901) 682-7766
           (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



     Common Stock, no par value        Outstanding Shares at October 28, 1997
       (Title of each Class)                          55,001,947


_______________________________________________________________________________
_______________________________________________________________________________

                       PART I.  FINANCIAL INFORMATION

                         THOMAS & BETTS CORPORATION
                         Consolidated Balance Sheet
                               (In thousands)

                                                 September 28,   December 29,
                                                      1997           1996
                                                 ------------    ------------
ASSETS                                            (Unaudited)     (Audited)
Current Assets:
  Cash and cash equivalents                       $   76,084      $  126,355
  Marketable securities                               69,460          35,940
  Receivables, net                                   430,820         361,511
  Inventories:
    Finished goods                                   147,866         153,067
    Work-in-process                                   72,722          64,979
    Raw materials                                    155,250         145,260
                                                 ------------    ------------
                                                     375,838         363,306
  Deferred income taxes                               41,767          62,121
  Prepaid expenses                                    11,095           7,818
                                                 ------------    ------------
Total Current Assets                               1,005,064         957,051

Property, plant and equipment, at cost             1,073,114         999,976
  Less accumulated depreciation                      504,285         460,032
                                                 ------------    ------------
    Net property, plant and equipment                568,829         539,944
Intangible assets - net                              522,536         519,276
Investments and other assets                         125,496         114,966
                                                 ------------    ------------

TOTAL ASSETS                                      $2,221,925      $2,131,237
                                                 ------------    ------------
                                                 ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term bank borrowings                      $   41,304      $   49,365
  Current maturities of long-term debt                 6,099          15,690
  Accounts payable                                   182,103         190,184
  Accrued liabilities                                152,278         189,961
  Income taxes                                        26,973          35,372
  Dividends payable                                   15,380          11,328
                                                 ------------    ------------
Total Current Liabilities                            424,137         491,900

Long-term debt                                       730,295         645,096
Other long-term liabilities                           98,727         100,676
Deferred income taxes                                 17,677          25,183

Shareholders' Equity:
  Common stock                                       316,188         284,639
  Retained earnings                                  638,248         569,869
  Cumulative translation adjustment                    1,279          15,084
  Other                                               (4,626)         (1,210)
                                                 ------------    ------------
Total Shareholders' Equity                           951,089         868,382
                                                 ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $2,221,925      $2,131,237
                                                 ------------    ------------
                                                 ------------    ------------

See accompanying notes to consolidated financial statements.

                         THOMAS & BETTS CORPORATION

                     Consolidated Statement of Earnings
                    (In thousands except per share data)
                                 (Unaudited)

                                 Three Months Ended      Nine Months Ended
                                Sept. 28,   Sept. 29,    Sept. 28,  Sept. 29,
                                  1997         1996         1997       1996
                                --------    --------   ----------  ----------
Net sales                       $520,395    $497,046   $1,582,161  $1,483,559

Costs and expenses:

  Cost of sales                  355,129     346,152    1,085,810   1,038,091
  Marketing, general and
    administrative                82,466      77,999      259,029     238,259
  Research and development        12,698      11,247       39,558      35,465
  Amortization of intangibles      4,285       3,824       12,907      11,411
                                --------    --------   ----------  ----------
                                 454,578     439,222    1,397,304   1,323,226
                                --------    --------   ----------  ----------

Earnings from operations          65,817      57,824      184,857     160,333

Other expense - net                8,395       8,497       25,971      23,907
                                --------    --------   ----------  ----------
Earnings before income taxes      57,422      49,327      158,886     136,426

Income taxes                      17,169      15,705       49,955      45,759
                                --------    --------   ----------  ----------

Net earnings                    $ 40,253    $ 33,622   $  108,931  $   90,667
                                --------    --------   ----------  ----------
                                --------    --------   ----------  ----------
Share data:

  Net earnings                  $   0.73    $   0.63   $     1.99  $     1.70
                                --------    --------   ----------  ----------
                                --------    --------   ----------  ----------

  Cash dividends declared       $   0.28    $   0.28   $     0.84  $     0.84
                                --------    --------   ----------  ----------
                                --------    --------   ----------  ----------

Average shares outstanding        54,952      53,174       54,630      52,989
                                --------    --------   ----------  ----------
                                --------    --------   ----------  ----------

See accompanying notes to consolidated financial statements.

                          THOMAS & BETTS CORPORATION
                     Consolidated Statement of Cash Flows
                                (In thousands)
                                 (Unaudited)
                                                        Nine Months Ended
                                                     Sept. 28,     Sept. 29,
                                                       1997          1996
                                                     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                         $108,931      $ 90,667
Adjustments:
  Depreciation and amortization                        71,281        70,762
  Deferred income taxes                                11,531         8,705

  Changes in operating assets and liabilities:
    Receivables                                      ( 68,740)      (78,780)
    Inventories                                      (  7,455)      (24,645)
    Accounts payable                                 (  7,298)        5,257
    Accrued liabilities                              ( 41,546)      (20,386)
    Income taxes payable                             (  9,583)        3,767
    Other                                            (  5,015)      (   470)
                                                     ---------     ---------
Net cash provided by operating activities              52,106        54,877
                                                     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of businesses                              ( 19,326)     (230,183)
Purchases of property, plant and equipment           ( 82,917)     ( 80,845)
Proceeds from sale of property, plant
  and equipment                                         5,799        33,594
Marketable securities acquired                       ( 63,805)     ( 26,636)
Proceeds from matured marketable securities            30,584        14,836
                                                     ---------     ---------
Net cash (used in) investing activities              (129,665)     (289,234)
                                                     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in borrowings with
  original maturities less than 90 days                 8,843         9,702
Proceeds from long-term debt and other
  borrowings                                          164,050       445,605
Repayment of long-term debt and other
  borrowings                                         (120,682)     (160,352)
Stock options exercised                                19,826         9,109
Cash dividends paid                                  ( 41,517)     ( 36,193)
                                                     ---------     ---------
Net cash provided by financing activities              30,520       267,871
                                                     ---------     ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH              (  3,232)     (  3,291)
                                                     ---------     ---------
Net increase (decrease) in cash and cash
  equivalents                                        ( 50,271)       30,223
Cash and cash equivalents at beginning of period      126,355        75,155
                                                     ---------     ---------

Cash and cash equivalents at end of period           $ 76,084      $105,378
                                                     ---------     ---------
                                                     ---------     ---------

See accompanying notes to consolidated financial statements.

                         THOMAS & BETTS CORPORATION
                 Notes to Consolidated Financial Statements
                                 (Unaudited)

1. In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the financial position as of September 28, 1997 and December 29, 1996, and the results of operations and cash flows for the periods ended September 28, 1997 and September 29, 1996.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 29, 1996. The results of operations for the periods ended September 28, 1997 and September 29, 1996 are not necessarily indicative of the operating results for the full year.

3. Earnings Per Share: Earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the reporting period. The effect on earnings per share resulting from the assumed exercise of outstanding stock options is not material.

    In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings Per Share," effective for interim and annual periods ending after December 15, 1997. The impact of this FASB Statement on the financial statements of the Corporation is not expected to be material.

4. Acquisitions and Divestitures: The Corporation completed six acquisitions during the first nine months of 1997 for total consideration of approximately $62 million consisting of $19.3 million in cash and 793,560 shares of the Corporation's common stock. Four of these acquisitions were accounted for under the purchase method of accounting. The other two acquisitions were accounted for as immaterial poolings of interest and the results of those two acquisitions have been included in the Corporation's results as of the beginning of 1997 without restating prior-years' results.

    On December 11, 1996, Augat Inc. was merged with a subsidiary of the Corporation. This merger was accounted for as a pooling of interests, and the Corporation's financial statements, except dividends per share, have been restated to include the results of Augat Inc. for all periods presented.

5. Subsequent Events: In October, the Corporation announced the formation of a joint venture with Exemplar Manufacturing Company to manufacture and sell power distribution, battery cable and wiring systems to the U.S. automotive industry. The Corporation plans to contribute two product lines of its automotive wiring business to the joint venture. The joint venture will be accounted for using the equity method of accounting commencing in the fourth quarter. The Corporation's revenues in the fourth quarter will be reduced by the revenue amount of the contributed product lines, but near-term earnings are not expected to be affected by the contribution to the joint venture. Sales in the first three quarters of 1997 for the contributed product lines were approximately $19 million, $25 million and $22 million, respectively.

                        THOMAS & BETTS CORPORATION
              Management's Discussion and Analysis of Results
                   of Operations and Financial Condition


RESULTS OF OPERATIONS

    Thomas & Betts Corporation had record net earnings and earnings per share for the third quarter 1997. Net earnings rose 20 percent, to $40.3 million, and earnings per share increased 16 percent, to $0.73, compared with third quarter 1996. For the first nine months of 1997, net earnings of $108.9 million were 20 percent higher and earnings per share of $1.99 were 17 percent higher, respectively, than for the same 1996 period.

    Third-quarter sales increased five percent, to $520.4 million, from 1996's third quarter and were six percent higher if a $6.7 million negative impact from foreign currency translation were excluded. The higher 1997 sales were the result of volume increases from existing products and newly acquired businesses, partially offset by the foreign currency translation impact. Sales outside of the U.S. represented 24 percent of third-quarter sales compared with 22 percent in 1996. Sales for the first nine months of 1997 improved seven percent from the year earlier as a result of higher sales volumes from existing and newly acquired product lines.

    Both current and prior year results include the results of Augat Inc., which was acquired in December 1996 and accounted for as a pooling of interests.

    The Electronics/OEM Components segment had six percent lower sales in the quarter compared with the 1996 quarter, despite significantly higher sales to computer manufacturers in Southeast Asia, growth with electronics distributors and strong professional electronics volumes in Europe. Unfavorable foreign currency translations lowered segment sales by $6.4 million, accounting for one-half of the total sales decrease. Planned reductions of auto wiring shipments due to a model phaseout, softness in worldwide auto production, delays in several cable television installation projects in the U.S. and abroad, and the discontinuation of certain product lines in the prior year also contributed to lower year over year sales.
Sales for the nine-month period declined slightly from 1996's level as year-to-date volume increases were offset primarily by weaker foreign currencies, planned reductions of auto shipments due to a model phaseout, and price decreases.

    Continued strong volume increases, attributable to existing and recently acquired product lines, market share gains and a solid North American economy, caused sales of the Electrical Construction and Maintenance Components segment to rise 15 percent over 1996's third quarter. Sales increased in all end-user markets, with 11 to 15 percent increases in industrial, commercial and residential markets and a doubling of sales to the project market. Through nine months of 1997, sales were up 18 percent over the same period of 1996 due to strong volume increases and recent acquisitions.

    Third-quarter sales of the Other Products and Components segment rose 11 percent over last year's period. Sales of core utility and mechanical products were up 14 percent over the 1996 quarter reflecting volume gains in all major product lines and increased marketing leverage from the 1996 acquisitions of Amerace Corporation and Reznor Europe. These gains were offset somewhat by the effects of planned phaseouts of low-margin contract-manufacturing volumes related to divested product lines. Year-to-date sales of Other Products and Components rose five percent over the same period of 1996. Higher sales volumes in the U.S. Reznor heating line and the November 1996 acquisition of Reznor Europe contributed to the increase, as did greater sales of domestic utility products. These gains were reduced somewhat by the phaseouts of low-margin contract-manufacturing volumes.

    Third-quarter consolidated gross margin of 31.8 percent was 1.5 percentage points better than the prior year. The improvement stemmed from restructuring cost savings, productivity improvements and the phaseout of low-margin contract-manufacturing business. These factors and lower commodity costs early in the year improved the year-to-date gross margin 1.5 percentage points from the prior year, to 31.4 percent.

    Marketing, general and administrative expense as a percent of sales was
15.8 percent in the third quarter and 16.4 percent in the nine-month period of 1997, compared with 15.7 percent and 16.1 percent, for the respective periods of 1996. Expenses for marketing and advertising to support the integration of Augat Inc. impacted the year-to-date comparison. Amortization expense increased $0.5 million in the quarter and $1.5 million through nine months due to additional goodwill related to 1996 and 1997 acquisitions.

    The effective year-to-date income tax rate of 31.4 percent was lower than the 1996 rate of 33.5 percent due to continued favorable results from state and international tax planning initiatives. Management expects the Corporation's effective income tax rate to be 31 percent for 1997 and to continue at this rate for the next few years barring any significant effects from future acquisitions or divestitures.


LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $52.1 million through the first nine months of 1997. Accounts receivable increased from year-end to support higher sales volumes, as a result of recent acquisitions and the seasonal buildup of receivables from Reznor's early order program.

    Capital expenditures for the first nine months totaled $82.9 million. Expenditures were for productivity improvements and refurbishment projects. Cash payments for business acquisitions totaled $19.3 million through nine months of 1997, while dividends paid totaled $41.5 million.

    As of September 28, 1997, marketable securities, cash and equivalents totaled $145.5 million compared with $162.3 million as of December 29, 1996. The Corporation has a revolving credit agreement with several banks providing for a commitment of $500.0 million through March 2000. In June 1997 the Corporation initiated a commercial paper program, which is backed by the $500.0 million revolving credit agreement. As of September 28, 1997, $305.9 million of commercial paper was outstanding. The Corporation also has access to funds under $280.0 million of uncommitted credit lines with a variety of banks. Uncommitted borrowings under these lines totaled $95.0 million at the end of September. The Corporation has a number of smaller committed and uncommitted credit facilities to provide funding for its international operations. Management believes that its resources are sufficient to meet the Corporation's financing needs for the foreseeable future.

RESTRUCTURING

    Activities related to the $24.5 million restructuring charge taken in the fourth quarter of 1996 generally proceeded as anticipated. Through the end of the third quarter of 1997, the Corporation expended $11.6 million for cash severance and other employee benefit payments, with $5.9 million of restructuring reserves remaining for cash-related restructuring activities and $6.6 million remaining for noncash write-offs of equipment.



PART II.  OTHER INFORMATION

Item 2.   Changes in Securities

     (c)  Recent Sales of Unregistered Securities

          In July 1997, the Corporation issued 653,244 shares of the Corporation's common stock to the former owners of privately held businesses acquired by the Corporation. The shares represented the purchase price for those acquisitions.


Item 5.   Other Information

     (a)  FORWARD-LOOKING STATEMENTS

          Certain statements in this Form 10-Q and in written and oral statements made by the Corporation may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements. Although these statements reflect the Corporation's current views with respect to future events and financial performance, they are subject to many uncertainties and factors relating to the Corporation's operations and business environment which may cause the actual results of the Corporation to be materially different from any future results expressed or implied by such forward-looking statements.

          Examples of such uncertainties include, but are not limited to: changes in customer demand for various products that could affect the Corporation's overall product mix, margins, plant utilization levels and asset valuations; economic slowdown in the U.S. contrary to the Corporation's expectations of continued economic growth throughout 1997; economic slowdowns in the Corporation's major offshore markets, including Canada, Western Europe (particularly Germany and the U.K.), Japan and Taiwan; effects of significant changes in monetary and fiscal policies in the U.S. and abroad or other factors that could result in currency fluctuations including fluctuations in the Canadian dollar, German mark, Japanese yen, Swiss franc and U.K. pound; inflationary pressures that could raise interest rates and consequently the Corporation's cost of funds; unforeseen difficulties in completing identified restructuring actions begun in 1996 in connection with the Augat Inc. merger, including disposal of idle facilities, geographic shifts of production locations and integration of new distribution facilities; availability and pricing of commodities and materials needed for production of the Corporation's products, including steel, copper, zinc, aluminum and plastic resins; increased downward pressure on selling prices for the Corporation's products; unforeseen difficulties arising from the integration of acquired businesses with the Corporation's operations; changes in financial results and consequently in equity income from the Corporation's equity investments in Taiwan, Japan, Belgium and the U.S.; changes in environmental regulations and policies that could impact projections of remediation expenses; significant changes in governmental policies domestically and abroad that could create trade restrictions, patent enforcement issues, tax rate changes and changes in tax treatment of such items as tax credits, withholding taxes, transfer pricing and other income and expense recognition for tax purposes, including changes in taxation on income generated in Puerto Rico.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed as part of this form:

          (12)  Computation of Ratio of Earnings to Fixed Charges

          (27)  Financial Data Schedule (for SEC use only)

     (b)  Reports on Form 8-K

          On July 25, 1997, the Corporation filed a Current Report on Form 8-K to report the termination of Deloitte & Touche LLP as independent public accountants for Augat Inc., a public company acquired by the Corporation in December 1996.

                          THOMAS & BETTS CORPORATION


                                  Signatures



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         THOMAS & BETTS CORPORATION
                                         (Registrant)



DATE:      November 11, 1997             /s/Fred R. Jones
                                         Fred R. Jones
                                         Vice President-Finance and Treasurer