Form 10-K
period 1997-12-28
THOMAS & BETTS CORP
filed 1998-03-19
CIK 97854

--------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-K
(MARK ONE)
/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997.
                                         OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

                           COMMISSION FILE NUMBER 1-4682


                             THOMAS & BETTS CORPORATION
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               TENNESSEE                                  22-1326940
     (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)


   8155 T&B BOULEVARD, MEMPHIS, TENNESSEE                     38125
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (901) 252-8000

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


          TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------       ------------------------------------------
      Common Stock, no par value             New York Stock Exchange


         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /x/        No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of February 13, 1998, 55,121,199 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the average bid and asked prices of such stock on the New York Stock Exchange) was $3,004,411,428.

                        DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the fiscal year ended December 28, 1997, are incorporated by reference into Parts I, II and IV.

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 1998, are incorporated by reference into Part III.


--------------------------------------------------------------------------------

                                 TABLE OF CONTENTS



                                                                           PAGE
                                                                           ----
                                       PART I
ITEM 1.     Business . . . . . . . . . . . . . . . . . . . . . . . . .      3
ITEM 2.     Properties . . . . . . . . . . . . . . . . . . . . . . . .      9
ITEM 3.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . .     11
ITEM 4.     Submission of Matters to a Vote of Security
            Holders. . . . . . . . . . . . . . . . . . . . . . . . . .     13

            Executive Officers of the Registrant . . . . . . . . . . .     13


                                      PART II


ITEM 5.     Market for Registrant's Common Equity and Related
            Shareholder Matters. . . . . . . . . . . . . . . . . . . .     15
ITEM 6.     Selected Financial Data. . . . . . . . . . . . . . . . . .     16
ITEM 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operation . . . . . . . . . . . .     16
ITEM 7A.    Quantitative and Qualitative Disclosures about
            Market Risk  . . . . . . . . . . . . . . . . . . . . . . .     16
ITEM 8.     Financial Statements and Supplementary Data. . . . . . . .     16
ITEM 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure . . . . . . . . . .     17


                                      PART III

ITEM 10.    Directors and Executive Officers of the Registrant . . . .     17
ITEM 11.    Executive Compensation . . . . . . . . . . . . . . . . . .     18
ITEM 12.    Security Ownership of Certain Beneficial
            Owners and Management. . . . . . . . . . . . . . . . . . .     18
ITEM 13.    Certain Relationships and Related Transactions . . . . . .     18



                                      PART IV

ITEM 14.    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .     19


EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    E-1

                                       PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     Thomas & Betts Corporation (the Corporation) is a leading manufacturer of connectors and components for worldwide electrical and electronics markets. The Corporation operates over 100 manufacturing and distribution facilities in 20 countries. The Corporation was established in 1898 as a sales agency for electrical wires and raceways, was incorporated in New Jersey in 1917 and reincorporated in Tennessee in May 1996. Executive offices are located at 8155 T&B Boulevard, Memphis, Tennessee 38125, and the telephone number is 901-252-8000.

     The products manufactured and sold by the Corporation are classified into business segments that are organized around market channels: Electrical Construction and Maintenance Components (Electrical), Electronic/OEM Components (Electronics) and Other Products and Components (Other). The Corporation's products are sold worldwide through those channels to electrical, electronic and heating, ventilation and air-conditioning (HVAC) distributors; original equipment manufacturers (OEMs); mass merchandisers; catalog merchandisers; and home centers. No single customer in any one of these market channels accounted for more than 5% of 1997 net sales.

     In addition to new product development, market penetration, new markets, and joint venture arrangements, the Corporation pursues acquisitions as a means of growth. In 1997, the Corporation completed six acquisitions for total consideration of approximately $62.0 million, consisting of cash and 793,560 shares of common stock. The July 1997 acquisition of Diamond Communications Products, Inc., a manufacturer of hardware for the worldwide communications industry, enhanced the Corporation's offering in the "drop-end" portion of the cable television industry that connects cable service to people's homes. Other 1997 acquisitions increased the breadth of products offered within the Electrical segment.

     In late 1996, the Corporation acquired Augat Inc., a worldwide manufacturer of electronic connectors and devices for the telecommunications, cable television, automotive and information processing industries. As a result of that acquisition, the Corporation gained a position among the world's five largest electronic connector manufacturers, balanced its electronic and electrical businesses and achieved critical mass in higher-growth markets. Also in 1996, the Corporation acquired Amerace Corporation, a manufacturer of electrical components for utility and industrial markets, and six smaller companies and product lines.


ELECTRICAL CONSTRUCTION AND MAINTENANCE COMPONENTS

     The Corporation's Electrical segment's markets include industrial construction, renovation, maintenance and repair; commercial and residential construction and renovation; project construction; and industrial OEM, primarily in North America. Total sales of the segment were $764.2, $643.4 and $573.6 million, or 36.1%, 32.4% and 33.1% of total sales for 1997, 1996 and 1995, respectively.

     The Corporation designs, manufactures and markets thousands of different electrical connectors, components and other products for electrical applications. Management believes that the Corporation has a leading position in the market for many of those products. Products include fittings and accessories for electrical raceways; fastening products, such as plastic and metallic ties for bundling wire and flexible tubing; connectors, such as compression and mechanical connectors for high-current power and grounding applications; indoor and outdoor switch and outlet boxes, covers and accessories; floor boxes; metal framing used as structural supports for conduits, cable trays, electrical enclosures and lighting raceways; ground rods and clamps; outdoor security, roadway and hazardous location lighting; circuit breakers, safety switches and meter centers; and other products, including insulation products, wire markers and application tooling products. Products are sold under a variety of the Corporation's brand names.

     Electrical products are sold through electrical distributors and retail outlets such as home centers and mass merchants. The Corporation has relationships with over 2,000 national, regional and independent distributors and buying groups with locations across North America. The Corporation has strong relationships with its distributors as a result of the breadth and quality of its product line, innovative service programs, product innovation, competitive pricing and brand name recognition among its customers. The Corporation has a network of factory and independent sales representatives who work with distributors, end users and retail outlets to increase demand for its products. The Corporation has thousands of customers, and no single end user, distributor, retailer or group of affiliated distributors accounted for more than 7% of the Electrical segment's 1997 net sales.

     A small portion of Electrical segment sales is currently realized outside of North America as electrical standards vary by region, and historically the Corporation has emphasized North American standards. The Corporation sees potential to further grow participation in markets outside of North America by developing or acquiring product lines that conform to other regional standards.


ELECTRONIC/OEM COMPONENTS

     The Corporation's electronic components are sold primarily to OEM's in the automotive, information services, office equipment, industrial electronics, telecommunications and broadband communications - including cable television
(CATV), test equipment, computer-aided-engineering and manufacturing systems, instrumentation, medical electronics markets, and additional applications in aerospace, businesses and also through electronics, telecommunications and CATV distributors. No single end user or distributor of the Corporation's electronic components accounted for more than 12% of the Electronics segment 1997 net sales. Total Electronics segment sales were $893.9, $903.9 and $834.1 million, or 42.3%, 45.5% and 48.1% of the Corporation's total sales for 1997, 1996 and 1995, respectively.

     The Corporation's electronic/OEM components include: printed circuit connectors; IDC connectors for mass termination of flat cables; custom-engineered connectors for automotive and professional electronics applications; flexible interconnects, flat cables and assemblies for automotive and other applications; cable ties; terminals; D-subminiature connectors, a broad group of industry standard connectors; custom and standard switches, printed circuit board sockets and terminal blocks;

modular voice and data connectors and related components; CATV drop hardware; RF connectors; fiber management systems; and fiber optic connectors and splitters. These components are sold under a variety of the Corporation's brand names.

     The Corporation manufactures and sells its standard components in North America through electronic distributors and directly to end users, and provides customer-specific components directly to major OEM's. The Corporation sells through national, regional and local distributors serving a large customer base.

     The Corporation also manufactures and markets its electronic/OEM components internationally, with design, manufacturing and distribution capabilities in Europe and the Far East. In Europe and the Far East, as in North America, electronic/OEM components are sold primarily to automotive, computer, office equipment, test equipment, instrumentation, industrial automation and telecommunications markets, and certain electronic components of the Corporation are developed and manufactured for specific customer applications.

     OEM customers have shown a trend of reducing the number of their preferred suppliers, focusing on companies that can meet quality and delivery standards and that have a global presence, a broad product package, strong design capability and competitive prices. The Corporation has achieved a preferred supplier designation from many of its most important OEM customers for electronic components, and continues to seek this preferred status from other accounts.


OTHER PRODUCTS AND COMPONENTS

     The Corporation sells its other products and components, comprised of heating products, steel poles and towers, and utility and telecommunications components, through distributors and directly to end-users. No single end-user or distributor accounted for more than 3% of the Corporation's Other Products and Components segment 1997 net sales. Total Other Products and Components sales were $456.7, $437.8 and $325.7 million, or 21.6%, 22.1% and 18.8% of the
Corporation's total sales for 1997, 1996 and 1995, respectively.


HEATING PRODUCTS

     The Corporation designs, manufactures and markets heating and ventilation products for commercial and industrial buildings. Products include gas, oil and electric unit heaters, gas-fired duct furnaces, indirect and direct gas-fired make-up air heaters, infrared heaters, and evaporative cooling and heat recovery products for the heating, ventilation and air-conditioning (HVAC) marketplace under the Reznor and E.K. Campbell brand names. Those products are sold through HVAC, mechanical and refrigeration distributors in over 2,000 locations throughout North America and Europe.

TRANSMISSION POLES AND TOWERS

     The Corporation designs, manufactures and markets transmission and distribution poles and towers for North American power and telecommunications companies and for export. Those products are primarily sold to five types of end-users: investor-owned utilities; cooperatives, which purchase power from utilities and manage its distribution to end-users; municipal utilities; cable television operating companies; and telephone companies. The Corporation's products include tubular steel transmission and distribution poles and lattice steel transmission towers. The Corporation manufactures and sells its transmission towers and its transmission and distribution poles under the Lehigh, Meyer and Thomas & Betts brand names.


TELECOMMUNICATIONS COMPONENTS

     The Corporation designs, manufactures and markets aerial, pole, pedestal and buried splice enclosures; connectors; encapsulation and sheath repair systems; cable ties; and specialty devices for cable television companies and telephone operating companies. Components are sold under a variety of the Corporation's brand names both directly to end-users and through distributors.


OTHER COMPONENTS

     The Corporation designs, manufactures and markets flood, roadway and security lighting fixtures and connectors, grounding systems, and fastening and metal framing components for North American power companies and for HVAC, PVF (Pipe, Valve and Fittings) and specialty tool distributors. Those products are primarily sold to four markets: investor-owned utilities, cooperatives, municipal utilities, and HVAC and plumbing distributors. The Corporation's other component products include power connectors and grounding systems; roadway, security and area lighting fixtures; metal framing; cable ties; meter sockets; evaporative cooling and energy recovery equipment; and power connectors. Products are sold under a variety of the Corporation's brand names.


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

     The Corporation also utilizes other advanced equipment and techniques in the manufacturing and distribution processes, including computer software for scheduling, material requirements, shop floor control, capacity planning, and the warehousing and shipment of products.

     The Corporation's products enjoy a reputation for quality in the markets in which they are sold. The Corporation has implemented quality-control processes in its design, manufacturing, delivery and other operations in order to further improve product quality and the service level to customers. These techniques include just-in-time manufacturing programs for more efficient use of machine tools in manufacturing different products, statistical process control, statistical problem solving, and other processes related to the Corporation's SIGNATURE SERVICE/DMI program.

     From its origin as a delivery guarantee, the SIGNATURE SERVICE/DMI program has evolved into a partnership for profitability that encompasses purchasing incentives, extensive marketing support, training and service discounts. The DMI process is now the benchmark in the electrical component industry for how business, through electronic commerce, should be conducted. In 1997, participation in the DMI program increased 26% over the previous year. The DMI advanced partnership includes customer-cost-reduction processes such as automatic stock replenishment, advanced distributor inventory modeling, automatic receiving, price synchronization, invoice balancing and summary billing. The program also provides rights to return merchandise which are prevalent in the electrical components industry. Combining those business-process redefinitions with a leading effort in electronic commerce, such as extensive use of industry-standard Electronic Data Interchange (EDI), has made the DMI partnership a success for the Corporation as well as for its participating distributors.


RAW MATERIALS

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


RESEARCH AND DEVELOPMENT

     The Corporation has research, development and engineering capabilities in each of the three regions of the world in which it operates in order to respond locally to its customers' needs and technological requirements. The Corporation has a reputation for innovation based upon its ability to develop quality new and improved products that meet the specific application needs of its customers.

     The Corporation allocates significant resources to its research and development activities. The Corporation's research, development and engineering expenditures for the creation and application of new and improved products and processes were $51.9, $47.2 and $44.1 million for 1997, 1996 and 1995, respectively.

     The research and development activities of the Corporation are focused on complementary product areas and specific high-growth markets. Most research and development activity in 1997 took place in the Electronics segment with efforts focused in part on the Metallized Particle Interconnect (MPI-TM-), a next-generation microprocessor socket for high-end computers and workstations.


PATENTS AND TRADEMARKS

     The Corporation owns approximately 2,043 active patent registrations and applications worldwide. The Corporation has over 1,283 active trademark registrations and applications worldwide, including THOMAS & BETTS, T&B, AGASTAT, ALCOSWITCH, AMERICAN ELECTRIC LIGHTING, ANCHOR, ANSLEY, ARMIGER, ASTER, AUGAT, BLACKBURN, BOWERS, BUCHANAN, CANSTRUT, CATAMOUNT, CENTER-LOK, COLOR-KEYED, COMMANDER, DIAMOND, ELASTOMERIC TECHNOLOGIES, EK CAMPBELL, ELASTIMOLD, ELECTROLINE, EPITOME, ELECTROLAY, EVER-LOK, E-Z-CODE, FLEXSTRIP, HAZLUX, HOLMBERG, KINDORF, KOLD-N-CLOSE, LIQUID TITE, LRC, MARR, MARRETTE, MAX-GARD, MEYER, MICROLECTRIC, MPI, NEVADA WESTERN, PHOTON, RDI, REZNOR, RUSSELLSTOLL, SACHS, SIGNATURE SERVICE, SNAP-N-SEAL, STA-KON, STEEL CITY, SUPERSTRUT, TAYLOR, TELZON, TY-FAST, TY-RAP, UNION, VALON and ZINSCO. While the Corporation considers its patents and trademarks (including trade dress) to be valuable assets, it does not believe that its competitive position is dependent solely on patent or trademark protection or that its operations are dependent on any individual patent or trademark. The Corporation does not consider any of its licenses, franchises or concessions to be material to its business.


COMPETITION

     The Corporation encounters competition in all areas of its business, and the methods of competition vary across the Corporation's segments. The Corporation competes primarily on the basis of product quality, technology, price, performance and customer service. Although no single company competes directly with the Corporation in all of its product lines, various companies compete in one or more product lines. There are many companies that manufacture a number of products that compete with those of the Corporation. All of the Corporation's products are in competition with products of other manufacturers, some of which have substantially greater sales and assets than the Corporation. In addition, the Corporation competes with many smaller companies.


EMPLOYEES

     As of December 28, 1997, the Corporation and its subsidiaries had approximately 16,400 full-time employees worldwide. Employees of the Corporation's international subsidiaries in the aggregate comprise approximately 40% of all employees. The Corporation believes its relationship with its employees is excellent.

REGULATION

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


FINANCIAL INFORMATION ABOUT FOREIGN AND U.S. DOMESTIC OPERATIONS

     For information concerning financial results for industry segments and foreign and U.S. domestic operations for the three years ended December 28, 1997, December 29, 1996, and December 31, 1995, refer to Notes 12 and 13, respectively, of Notes to Consolidated Financial Statements contained in the Corporation's 1997 Annual Report to Shareholders, which are incorporated herein by reference. Export sales originating in the U.S. were $29.3, $43.5 and $37.2 million for 1997, 1996 and 1995, respectively.


ITEM 2.   PROPERTIES

     The Corporation has total plant, office and distribution space of approximately 10,232,000 sq. ft. in 175 locations in 29 states, the Commonwealth of Puerto Rico and 18 other countries. This space is composed of 6,796,000 sq. ft. of manufacturing space, 2,627,000 sq. ft. of office and distribution space and 809,000 sq. ft. of idle space.

     The following table lists the Corporation's manufacturing locations by segment as of December 28, 1997:

                                                                       Approximate Area
                                                                          In Sq. Ft.
                                                    No. Of             -----------------
Segment                         Location          Facilities           Leased      Owned
-------                         --------          ----------           ------      -----
Electrical Construction
and Maintenance Components
                                Arkansas               1               246,000
                                California             2               249,000
                                Georgia                2               220,000     160,000
                                Massachusetts          1                           116,000
                                Mississippi            1                           237,000
                                Ohio                   1                57,000
                                Oklahoma               1                           108,000
                                Pennsylvania           1                            80,000
                                Puerto Rico            4               112,000      28,000
                                Tennessee              2                           457,000
                                Texas                  1                36,000
                                Canada                 7               109,000     305,000
                                Mexico                 5               361,000

Electronic/OEM Components
                                Arizona                1                11,000
                                California             1               120,000
                                Florida                1                            65,000
                                Maine                  1                           100,000
                                Massachusetts          1                            53,000
                                Michigan               4               110,000     230,000
                                New Jersey             1                            65,000
                                New York               2               389,000
                                Pennsylvania           2                41,000
                                South Carolina         3                            89,000
                                Washington             2               120,000
                                Canada                 2                53,000
                                England                3                37,000      69,000
                                Hungary                1                62,000
                                Japan                  1                            75,000
                                Luxembourg             2                27,000      43,000
                                Malaysia               1                24,000
                                Mexico                 2               785,000
                                Singapore              1                            60,000
                                Switzerland            1                           188,000

                                                                        Approximate Area
                                                                           In Sq. Ft.
                                                    No. Of              -----------------
Segment                         Location          Facilities            Leased      Owned
-------                         --------          ----------            ------      -----
Other Products and Components
                                Kansas                 1                            43,000
                                New Jersey             1                           168,000
                                New Mexico             1                           100,000
                                Pennsylvania           1                           227,000
                                South Carolina         1                           105,000
                                Texas                  1                           136,000
                                Wisconsin              1                           171,000
                                Belgium                1                            13,000
                                Mexico                 1                           136,000


     The Corporation leases approximately 228,000 sq. ft. of space in Memphis, Tennessee, for its corporate and divisional headquarters. Principal sales offices and distribution facilities are located in 2,399,000 sq. ft. of property; approximately one-half of which is leased.


     The Corporation has 809,000 sq. ft. of idle manufacturing and office space primarily in Alabama, Arkansas, Florida, Massachusetts, New Jersey, Pennsylvania, and Canada, not included in the above table.


ITEM 3.   LEGAL PROCEEDINGS

     Owners and operators of sites containing hazardous substances, as well as generators of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for cleanup costs and damages arising out of past disposal activity. Such liability in many cases may be imposed regardless of fault or the legality of the original disposal activity. The Corporation is the owner or operator or former owner of various manufacturing facilities currently being evaluated by the Corporation for the presence of contamination which may require remediation, including closed facilities in Anniston, Alabama; Elizabeth, New Jersey; Pittsburgh, Pennsylvania; and St. Louis, Missouri; and currently operated facilities in Hager City, Wisconsin; and Lancaster, South Carolina. In addition, the Corporation is evaluating three manufacturing plants which were sold by American Electric prior to its acquisition by the Corporation, which are located in Bainbridge, Georgia; Medora, Indiana; and Monroe, Louisiana and which may require site remediation.

     All but two of the above facilities (Elizabeth and Lancaster) were purchased by American Electric from other parties between the years 1985 and 1988. With respect to all but one of those former American Electric facilities (Pittsburgh), at the time of those purchases by American Electric, the sellers committed to indemnify American Electric for environmental liabilities that occurred prior to the purchase of the facilities by American Electric. The Corporation believes that the indemnities are reliable; however, there can be no assurances that such indemnities will be honored. Subsequent to the Corporation's acquisition of American Electric, the Corporation entered into agreements with the sellers to cooperate with each other in resolving obligations in connection with the above-mentioned environmental issues.

     The Corporation has received notifications, from the United States Environmental Protection Agency (EPA) or similar state environmental regulatory agencies or private parties, that the Corporation, along with others, may currently be potentially responsible for the remediation of sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (the "Superfund" Act) or similar state environmental statutes. Pursuant to the Asset Purchase Agreement dated June 28, 1985, between American Electric and ITT Corporation (ITT), ITT has to date assumed responsibility for costs associated with contamination prior to June 1985 at four of these sites. The Corporation has assumed responsibility for its share of costs at the remaining eight sites covered by this Agreement.

     In January 1996, the Corporation acquired Amerace Corporation. Pursuant to the various environmental laws and regulations described above, Amerace is evaluating or remediating, or may have liability associated with, contamination at four facilities formerly owned or operated by Amerace (located in Butler, New Jersey; Richland, Michigan; Tenafly, New Jersey; and Union, New Jersey) and at one facility currently owned and operated by Amerace located in Hackettstown, New Jersey. In addition, Amerace has received notifications from the EPA or from similar state environmental regulatory agencies or private parties that Amerace, along with others, may currently be potentially responsible for its share of the costs relating to the remediation of 10 sites pursuant to the Superfund Act, or similar state environmental statutes.

     In December 1996, the Corporation acquired Augat Inc. Pursuant to the various environmental laws and regulations described above, Augat is evaluating or remediating, or may have liability associated with, contamination at five facilities currently owned or operated by Augat (located in Canton, Massachusetts; Horseheads, New York; Mashpee, Massachusetts; and at two facilities in Montgomery, Alabama). In addition, Augat has received notifications from the EPA or from similar state environmental regulatory agencies or private parties that Augat, along with others, may currently be potentially responsible for its share of the costs relating to the remediation of five sites pursuant to the Superfund Act or similar state environmental statutes. During 1997, Augat entered into settlements for de minimus amounts with respect to two of these sites, and Augat's designation as a Potential Responsible Party was withdrawn with respect to one of those sites.

     In July 1997, the Corporation acquired Diamond Communications, Inc. Pursuant to the various environmental laws and regulations described above, Diamond is evaluating, and may have liability associated with, contamination at the Garwood, New Jersey, facility currently owned and operated by Diamond.

     The Corporation is not able to predict with certainty the extent of its ultimate liability with respect to any pending or future environmental matters. However, the Corporation does not believe that any such liability, with respect to the aforementioned environmental matters, will be material to its financial statements.

     The Corporation is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect the financial position or results of operations of the Corporation.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 28, 1997.


EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding executive officers of the Corporation is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):


                                                                         Date Assumed
     Name                Position                           Age       Present Position
     ----                --------                           ---       ----------------
Clyde R. Moore           President and                       44            May 1997
                         Chief Executive Officer

Fred R. Jones            Vice President-Finance              50            August 1995
                         and Treasurer
                         (Chief Financial Officer)

T. Roy Burton            President-Electronics/OEM Group     50            May 1997

Jerry Kronenberg         Vice President-General Counsel      63            September 1994

Gregory M. Langston      Group President-International       42            February 1998

David D. Myler           Vice President-Administration       53            January 1994

W. Neil Parker           President-Electrical Components     55            May 1997
                         Group

Gary R. Stevenson        Vice President-Operations           45            January 1994

     Mr. Moore previously was president and chief operating officer of FL Industries, Inc. (1990 to 1992) and president of its American Electric Division from 1985 until its acquisition by Thomas & Betts Corporation in 1992. He was president-Electrical Division (1992 to 1994) and chief operating officer (1994 to 1997) of the Corporation. He has been president of the Corporation since 1994.

     Mr. Jones previously was president of ABB Financial Services, Inc. (1990 to
     1992) and senior vice president and chief financial officer (1992 to 1995) of Joy Technologies, Inc. (manufacturer of industrial, mining and pollution control equipment).

     Mr. Burton previously was vice president and general manager of Bendix Connector Operations (1989 to 1992), vice president, Information Technology Operations (1992 to 1993), and vice president, Aerospace Operations (1993 to 1994) of Amphenol Corporation. He was president-Electronics/OEM Division (1994 to 1997).

     Mr. Kronenberg was previously chairman of the Labor and Employee Relations Committee of the law firm of McBride, Baker & Coles (1990 to 1994).

     Mr. Langston was previously managing director of Square D Australia (1989 to 1990), managing director of Square D Asia Pacific (1991 to 1992), president of Square D de Mexico (1992) and president of Groupe Schneider Mexico (1992 to 1995). He was president-Utility Division, (1995 to 1997) and president-Utility Group (1997 to February 1998).

     Mr. Myler was previously vice president, Administration (1991 to 1994) of Thomas & Betts Holdings, Inc. (name changed from FL Industries, Inc. on June 11, 1992).

     Mr. Parker was previously vice president of General Electric Canada (1983 to 1992), president of Thomas & Betts Limited (1992 to 1996), president-Thomas & Betts Canada (1995 to 1996), president, Electrical Components Division (1996 to 1997) and chief executive officer of Thomas & Betts Limited (1996 to 1998).

     Mr. Stevenson was previously vice president, Operations of the American Electric Division of FL Industries, Inc. (1989 to 1992) and vice president-Operations (1992 to 1994) of Thomas & Betts Holdings, Inc. (name changed from FL Industries, Inc. on June 11, 1992).


     Executive officers are elected by, and serve at the discretion of, the Board of Directors for a term of one year, which expires May 6, 1998. There is no arrangement or understanding between any officer and any person, other than a director or an executive officer of the Corporation acting in his official capacity, pursuant to which any officer was selected. There are no family relationships between any executive officer and any other officer or director of the Corporation. There has been no event involving any executive officer under any bankruptcy act, criminal proceeding, judgment or injunction during the past five years.

                                       PART II

     Information for Items 5 through 8 of this Report appears in the Corporation's 1997 Annual Report to Shareholders as indicated in the following table and is incorporated herein by reference.


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Information regarding market information, shareholders and dividends is contained in the Financial Highlights, Quarterly Review and Corporate Information sections of the Corporation's 1997 Annual Report to Shareholders, on pages 1, 30, 36 and 39 and is incorporated herein by reference.

                                                                     PAGE IN
                                                                ANNUAL REPORT TO
                                                                   SHAREHOLDERS
                                                                   ------------
ITEM 6.   SELECTED FINANCIAL DATA

          Selected Consolidated Financial Data . . . . . . .          37


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATION. . . . . . . . . . . . . . . . . . . .            17-20


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK. . . . . . . . . . . . . . . .            25


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Consolidated Statements of Earnings. . . . . . .            21
          Consolidated Balance Sheets. . . . . . . . . . .            22
          Consolidated Statements of Cash Flows. . . . . .            23
          Consolidated Statements of Shareholders'
            Equity . . . . . . . . . . . . . . . . . . . .            24
          Notes to Consolidated Financial Statements . . .            24-34


FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-K and in written and oral statements made by the Corporation may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements. Although these statements reflect the Corporation's current views with respect to future events and financial performance, they are subject to many uncertainties and factors relating to the Corporation's operations and business environment which may cause the actual results of the Corporation to be materially different from any future results expressed or implied by such forward-looking statements.


     Examples of such uncertainties include, but are not limited to: changes in customer demand for various products of the Corporation that could affect its overall product mix, margins, plant utilization levels and asset valuations; economic slowdown in the U.S. (contrary to the Corporation's expectations of favorable economic conditions throughout 1998) or economic slowdowns in the Corporation's major offshore markets, including Canada, Western Europe (particularly Germany and the U.K.), Japan and Taiwan; effects of significant changes in monetary and fiscal policies in the U.S.

and abroad which could result in currency fluctuations, including fluctuations in the Canadian dollar, German mark and Japanese yen; inflationary pressures which could raise interest rates and consequently the Corporation's cost of funds; unforeseen difficulties in completing identified restructuring actions initiated in 1996 in connection with the Augat merger, including disposal of idle facilities, geographic shifts of production locations and closure of redundant administrative facilities; unforeseen problems in the Corporation's computer systems and from third parties with whom the Corporation deals on financial transactions, specifically those related to "Year 2000" date-recognition ability in time-sensitive software; availability and pricing of commodities and materials needed for production of the Corporation's products, including steel, copper, zinc, aluminum and plastic resins; increased downward pressure on selling prices for the Corporation's products; unforeseen difficulties arising from the integration of acquired businesses with the Corporation's operations; changes in financial results and consequently in equity income from the Corporation's equity investments in Taiwan, Japan, Belgium and the U.S.; changes in environmental regulations and policies that could impact projections of remediation expenses; significant changes in governmental policies domestically and abroad that could create trade restrictions, patent enforcement issues, tax-rate changes and changes in tax treatment of such items as tax credits, withholding taxes, transfer pricing and other income and expense recognition for tax purposes, including changes in taxation on income generated in Puerto Rico.

     The Corporation does not, by making any forward-looking statements, undertake any obligation to update them (whether as a result of new information, future events or otherwise).


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Information for Item 9 of this Report appears on page 20 of the Definitive Proxy Statement for the Corporation's 1998 Annual Meeting of Shareholders to be held on May 6, 1998, and is incorporated herein by reference.


                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding members of the Corporation's Board of Directors is presented in sections "Security Ownership of Management," "Election of Directors," "The Board of Directors," and "Committees of the Board of Directors" and on pages 2 through 9 of the Definitive Proxy Statement for the Corporation's 1998 Annual Meeting of Shareholders which will be held May 6, 1998, and is incorporated herein by reference. Information regarding executive officers of the Corporation is included above in Part I of this Form 10-K under the caption "Executive Officers of the Registrant" pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

     Information for Items 11 through 13 of this Report appears in the Definitive Proxy Statement for the Corporation's 1998 Annual Meeting of Shareholders to be held on May 6, 1998, as indicated in the following table and is incorporated herein by reference.

                                                                   PAGE IN PROXY
                                                                     STATEMENT
                                                                     ---------
ITEM 11.  EXECUTIVE COMPENSATION

          Executive Compensation . . . . . . . . . . . . . . . . .       10


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT


          Security Ownership of Management . . . . . . . . . . . .        2
          Security Ownership of Certain Beneficial
               Owners. . . . . . . . . . . . . . . . . . . . . . .        3


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS

          Employment Contracts, Termination of Employment and
               Change-of-Control Arrangements. . . . . . . . . . .       13

                                      PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

          (a)  1.   FINANCIAL STATEMENTS

               The consolidated financial statements of the Corporation, together with the report thereon of KPMG Peat Marwick LLP, dated February 5, 1998, are presented on pages 21-35 of the Corporation's 1997 Annual Report to Shareholders and are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 5, 6, 7, 7A and 8 hereof, the Corporation's 1997 Annual Report to Shareholders is not to be deemed as filed as part of this Report.

               2.   FINANCIAL STATEMENT SCHEDULES

               All financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, contained in the Corporation's 1997 Annual Report to Shareholders and incorporated herein by reference.

               3.   EXHIBITS

               Exhibits 3.1, 3.2, 4.1 through 4.6, 10.1 through 10.14, 12, 13,
               21, 23.1, 23.2, 24 and 99 are being filed in connection with this Report and incorporated herein by reference.

               The Exhibit Index on pages E-1 through E-3 is incorporated herein by reference.

          (b)  REPORTS ON FORM 8-K

               During the last quarter of the period covered by this Report on Form 10-K, the Corporation filed one Current Report on Form 8-K, dated December 4, 1997, under Items 5 and 7, reporting the adoption of a shareholder rights plan.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Corporation has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   THOMAS & BETTS CORPORATION
                                   (Registrant)



                                   BY: /s/ Fred R. Jones
                                       -------------------------------------
                                       Fred R. Jones
                                       Vice President--Finance and Treasurer
                                       (Principal Financial Officer and
                                        Principal Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Corporation in the capacities and on the dates indicated.

SIGNATURE                     CAPACITY                                               DATE
---------                     --------                                               ----
/s/CLYDE R. MOORE             President, Chief Executive Officer                 March 19, 1998
--------------------------    (PRINCIPAL EXECUTIVE OFFICER) and Director
Clyde R. Moore

/s/FRED R. JONES              Vice President--Finance and Treasurer              March 19, 1998
--------------------------    (PRINCIPAL FINANCIAL OFFICER AND
Fred R. Jones                 PRINCIPAL ACCOUNTING OFFICER)

/s/T. KEVIN DUNNIGAN*         Chairman of the Board and Director
--------------------------
(T. Kevin Dunnigan)

/s/JEANANNE K. HAUSWALD*      Director
--------------------------
Jeananne K. Hauswald

/s/ROBERT A. KENKEL*          Director
--------------------------
Robert A. Kenkel

/s/JOHN N. LEMASTERS*         Director
--------------------------
John N. Lemasters

/s/JEAN-PAUL RICHARD*         Director
--------------------------
Jean-Paul Richard



SIGNATURE                     CAPACITY                                          DATE
---------                     --------                                          ----
/s/IAN M. ROSS*               Director
--------------------------
Ian M. Ross

/s/WILLIAM H. WALTRIP*        Director
--------------------------
William H. Waltrip





*By: /s/ Fred R. Jones                                                           March 19, 1998
     ---------------------
     Fred R. Jones
As attorney-in-fact for the
above-named officers and
directors pursuant to powers
of attorney duly executed by
such persons.

                                   EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
------         -----------------------
   3.1    Charter of the Corporation, as amended

   3.2    By-laws of the Corporation

   4.1 Indenture dated as of January 15, 1992, between the Corporation and Morgan Guaranty Trust Company of New York, as Trustee, relating to the
          Corporation's unsecured debt securities. (Filed as Exhibit 4.5 to the Corporation's Registration Statement on Form 8-B, filed May 2, 1996, and incorporated herein by reference.)

   4.2    First Supplemental Indenture dated as of May 2, 1996, between the
          Corporation and Morgan Guaranty Trust Company of New York.  (Filed as
          Exhibit 4.3 to the Corporation's Registration Statement on Form 8-B, filed May 2, 1996, and incorporated herein by reference.)

   4.3 Second Supplemental Indenture dated as of February 10, 1998, between the Corporation and The Chase Manhattan Bank, as Trustee, and form of note relating to the Corporation's Medium-Term Notes; the last of which is due February 13, 2003. (Filed as Exhibits 1, 4.1 and 4.2 to the Corporation's Current Report on Form 8-K dated February 10, 1998,
          Commission File No. 1-4682, and incorporated herein by reference.)

   4.4    Form of 6 1/2% Senior Note due January 15, 2006.  (Filed as Exhibit
          4.3 to the Corporation's Registration Statement No. 333-893 on Form
          S-4, and incorporated herein by reference.)

   4.5 Form of 8 1/4% Senior Note due January 15, 2004. (Filed as an exhibit to the Corporation's 1991 Annual Report on Form 10-K, Commission File
          No. 1-4682, and incorporated herein by reference.)

   4.6 Rights Agreement dated as of December 3, 1997, between the Corporation and First Chicago Trust Company of New York, as Rights Agent, and form of right certificate. (Filed as Exhibits 1 and 2 to the Corporation's
          Registration Statement on Form 8-A, filed December 15, 1997, and incorporated herein by reference.)

  10.1    Credit Agreement dated March 29, 1995, among the Corporation and
          Morgan Guaranty Trust Company of New York, individually and as agent, and certain lenders. (Filed as an exhibit to the Corporation's 1995
          Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)

  10.2    Amendment No. 1 to Credit Agreement dated December 8, 1995, among the
          Corporation and Morgan Guaranty Trust Company of New York, individually and as agent, and certain lenders. (Filed as an exhibit to the Corporation's 1995 Annual Report on Form 10-K, Commission File
          No. 1-4682, and incorporated herein by reference.)


EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
------         ----------------------
  10.3    Amendment No. 2 to Credit Agreement dated May 2, 1996, among the
          Corporation and Morgan Guaranty Trust Company of New York,
          individually and as agent, and certain lenders.  (Filed as Exhibit
          10.1 to the Corporation's Registration Statement on form 8-B, filed
          May 2, 1996, and incorporated herein by reference.)

  10.4    Amendment No. 3 to Credit Agreement dated December 5, 1997, among the
          Corporation and Morgan Guaranty Trust Company of New York, individually and as agent, and certain lenders.

  10.5    1990 Stock Option Plan and Form of Stock Option Agreement pursuant to
          1990 Stock Option Plan.  (Filed as an exhibit to the Corporation's
          1990 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)

  10.6 1993 Management Stock Ownership Plan, as amended, and forms of grant agreements.

  10.7 Executive Incentive Plan. (Description of the executive incentive plan contained in the Definitive Proxy Statement for the Corporation's
          1998 Annual Meeting of Shareholders, under the heading "The Human
          Resources Committee Report on Executive Compensation," is incorporated herein by reference.)

  10.8    Pension Restoration Plan.

  10.9    Retirement Plan for Nonemployee Directors, as amended.

 10.10    Deferred Fee Plan for Nonemployee Directors.

 10.11    Form of executive officer employment agreement, as amended.

 10.12    Agreement with Kevin Dunnigan dated February 5, 1997.   (Filed as an
          exhibit to the Corporation's 1996 Annual Report on Form 10-K,
          Commission File No. 1-4682, and incorporated herein by reference.)

 10.13    1985 Stock Option Plan.  (Filed as an exhibit to the Corporation's
          1992 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)

 10.14    Supplemental Executive Retirement Plan.

    12    Statement re Computation of Ratio of Earnings to Fixed Charges.
          (Filed as Exhibit 12 to the Corporation's Current Report on Form 8-K, dated February 5, 1998, Commission File No. 1-4682, and incorporated herein by reference.)

    13 Annual Report to Shareholders for the fiscal year ended December 28, 1997.

    21    Subsidiaries of the Corporation.

  23.1    Consent of Independent Public Accountants.


EXHIBIT
NUMBER         DESCRIPTION OF EXHIBIT
------         ----------------------

  23.2    Consent of Independent Public Accountants.

    24    Power of Attorney.

    99    Independent Auditor's Report on Augat, Inc.
