Form 10-Q
period 1998-04-05
THOMAS & BETTS CORP
filed 1998-05-20
CIK 97854

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 5, 1998
                                     OR

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

                               (901) 252-8000
            (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes   X      No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock-$0.10 Par Value                          55,246,778
     (Title of each class)                     (Outstanding at May 11, 1998)

-----------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           THOMAS & BETTS CORPORATION
                           Consolidated Balance Sheet
                                 (In thousands)

                                                      April 5,   December 28,
                                                       1998         1997
ASSETS                                              (Unaudited)   (Audited)
Current Assets:
  Cash and cash equivalents                         $   59,909   $   43,872
  Marketable securities                                 51,692       52,382
  Receivables - net                                    260,369      273,565
  Inventories:
    Finished goods                                     177,149      157,095
    Work-in-process                                     91,871       66,726
    Raw materials                                      131,421      150,156
                                                       400,441      373,977
  Deferred income taxes                                 38,524       43,452
  Prepaid expenses                                      12,220        8,902
Total Current Assets                                   823,155      796,150

Property, plant and equipment                        1,098,561    1,074,591
  Less accumulated depreciation                        517,051      504,829
    Property, plant and equipment - net                581,510      569,762
Intangible assets - net                                501,146      505,225
Investments in unconsolidated companies                132,040      127,703
Other assets                                            38,285       39,835

TOTAL ASSETS                                        $2,076,136   $2,038,675

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                     $   27,725   $   25,997
  Current maturities of long-term debt                   4,727        5,256
  Accounts payable                                     170,844      208,056
  Accrued liabilities                                  128,639      140,584
  Income taxes                                          37,204       44,514
  Dividends payable                                          -       15,401
Total Current Liabilities                              369,139      439,808

Long-term debt                                         585,580      502,813
Other long-term liabilities                             93,735       92,206
Deferred income taxes                                   26,619       26,467

Shareholders' Equity:
  Common stock                                         324,845      316,922
  Retained earnings                                    688,024      668,189
  Accumulated other comprehensive income                (4,573)      (2,809)
  Unearned compensation                                 (7,233)      (4,921)
Total Shareholders' Equity                           1,001,063      977,381

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $2,076,136   $2,038,675

See accompanying notes to consolidated financial statements.

                                    Page 2
-----------------------------------------------------------------------------

                          THOMAS & BETTS CORPORATION

                      Consolidated Statement of Earnings
                     (In thousands except per share data)
                                 (Unaudited)

                                                     Quarter Ended
                                                  April 5,    March 30,
                                                    1998         1997

Net sales                                        $501,264     $515,919

Costs and expenses:
 Cost of sales                                    343,179      356,898
 Marketing, general and administrative             86,257       88,607
 Research and development                          12,338       12,434
 Amortization of intangibles                        4,382        4,416
                                                  446,156      462,355

Earnings from operations                           55,108       53,564
Income from unconsolidated companies                8,527        3,207
Other expense - net                               (12,488)     (11,708)

Earnings before income taxes                       51,147       45,063

Income taxes                                       15,865       14,729

Net earnings                                     $ 35,282     $ 30,334



Net earnings per common share:
  Basic                                          $   0.64     $   0.56
  Diluted                                        $   0.64     $   0.56

Average shares outstanding:
  Basic                                            55,078       54,279
  Diluted                                          55,546       54,583


Cash dividends declared per share                $   0.28     $   0.28

See accompanying notes to consolidated financial statements.

                                    Page 3
-----------------------------------------------------------------------------

                          THOMAS & BETTS CORPORATION
                     Consolidated Statement of Cash Flows
                                (In thousands)
                                 (Unaudited)
                                                         Quarter Ended
                                                       April 5,   March 30,
                                                         1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                          $ 35,282    $ 30,334
Adjustments:
  Depreciation and amortization                         26,612      24,243
  Deferred income taxes                                  5,227       2,126
  Changes in operating assets and liabilities, net:
    Receivables                                         13,222      (6,680)
    Inventories                                        (26,410)     (7,395)
    Accounts payable                                   (36,736)    (22,716)
    Accrued liabilities                                (11,619)    (17,638)
    Income taxes payable                                (7,093)     (4,494)
              Other                                     (6,135)     (9,479)
Net cash provided by (used in) operating activities     (7,650)    (11,699)


CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of businesses, net                            (1,098)    (17,497)
Purchases of property, plant and equipment             (33,978)    (25,046)
Marketable securities acquired                         (10,330)     (6,569)
Proceeds from matured marketable securities             11,020      10,192
Other                                                        -         587
Net cash used in investing activities                  (34,386)    (38,333)


CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in borrowings with
  original maturities less than 90 days                  5,568      (2,391)
Proceeds from long-term debt and other
  borrowings                                            86,063     109,424
Repayment of long-term debt and other
  borrowings                                            (7,124)    (82,138)
Stock options exercised                                  4,605       9,610
Cash dividends paid                                    (30,854)    (11,328)
Net cash provided by financing activities               58,258      23,177


EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (185)     (2,501)
Net increase (decrease) in cash and cash
  equivalents                                           16,037     (29,356)
Cash and cash equivalents at beginning of period        43,872     126,355
Cash and cash equivalents at end of period            $ 59,909    $ 96,999

See accompanying notes to consolidated financial statements.

                                    Page 4
-----------------------------------------------------------------------------

                          THOMAS & BETTS CORPORATION
                  Notes to Consolidated Financial Statements
                                 (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the financial position as of April 5, 1998 and December 28, 1997, and the results of operations and cash flows for the three-month periods ended April 5, 1998 and March 30, 1997.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report to Shareholders for the fiscal year ended December 28, 1997. The results of operations for the periods ended April 5, 1998 and March 30, 1997 are not necessarily indicative of the operating results for a full year.

2.   EARNINGS PER SHARE ("EPS")

     Basic EPS for each period are computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS for each period are computed by dividing net earnings by the sum of (1) the weighted-average number of shares outstanding during the period and (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method.

     The following is a reconciliation of the numerators and denominators of the per share computations:
                                                           Quarter Ended
                                                        April 5,   March 30,
     (In thousands except per share data)                 1998        1997

     Net earnings                                        $35,282    $30,334

     Average shares outstanding                           55,078     54,279
     Basic EPS                                           $  0.64    $  0.56

     Average shares outstanding                           55,078     54,279
     Plus assumed exercise of stock options                  468        304
                                                          55,546     54,583
     Diluted EPS                                         $  0.64    $  0.56

                                    Page 5
-----------------------------------------------------------------------------

                          THOMAS & BETTS CORPORATION
                  Notes to Consolidated Financial Statements
                                 (Unaudited)


3.   COMPREHENSIVE INCOME

     The Corporation adopted Statement of Financial Accounting Standards No. 130, "Comprehensive Income," as of the beginning of fiscal 1998. Total comprehensive income and its components are as follows:

                                                               Quarter Ended
                                                        April 5,   March 30,
     (In thousands)                                       1998        1997

     Net earnings                                       $35,282     $30,334

     Foreign currency translation adjustment             (1,764)     (8,326)

     Unrealized holding gains (losses) on securities          -        (247)

     Comprehensive income                               $33,518     $21,761

                                   Page 6
-----------------------------------------------------------------------------

ITEM 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition


RESULTS OF OPERATIONS

   Thomas & Betts Corporation had record net earnings and earnings per share
(EPS) for the first quarter 1998. First-quarter 1998 net earnings of $35.3 million rose 16% over prior-year results. Both basic and diluted EPS for the first quarter 1998 were $0.64, an increase of 14% from first-quarter 1997 basic and diluted EPS of $0.56.

   Reported net sales for the first quarter were lowered $25.2 million by the deconsolidation of automotive electronics businesses contributed at year-end 1997 to the Exemplar/Thomas & Betts Electrical Systems (ET&B) joint venture. In addition to the deconsolidation, sales for the quarter were reduced by the previously announced, planned phase-out of a large automotive platform, which lowered sales by $5.0 million, a refocusing of sales efforts for steel structures, which accounted for $11.6 million of the reduced sales, and $8.2 million of foreign currency shifts. Net sales of $501.3 million, reflecting the aforementioned items, were 3% below the $515.9 million reported in the prior-year quarter. Excluding the impact of those same items, first-quarter sales increased 7% from the 1997 period. First-quarter sales outside the U.S. were 24.4% of total sales, versus last year's 23.6%.

   Sales of the Electrical Construction and Maintenance Components segment grew 11% in the first quarter versus last year's quarter. The Corporation had higher year-over-year sales in all end-markets -- commercial, industrial, project and general line distributors -- as generally favorable economic conditions throughout North America and greater market penetration of the Corporation's broad product offering resulted in solid volume increases in the segment.

   First-quarter sales of the Electronic/OEM Components segment improved 2% from the first-quarter 1997 level if results are adjusted for sales of businesses contributed to the ET&B joint venture, sales related to the phased-out automotive platform and unfavorable currency shifts. On a reported basis, sales of the Electronics segment were 14% lower in the first quarter than the prior-year period. Sales to the professional electronics channel were flat, as a solid volume gain was offset by unfavorable foreign currency shifts and modestly lower pricing. Sales to cable television (CATV) markets improved across all geographic regions from soft second-half 1997 levels to post only a 3% decline versus a very strong prior-year sales figure. In April, subsequent to the close of the first quarter, the Corporation announced that it had obtained a number of exclusive marketing agreements with CATV distributors for its entire hard-line package and a multi-year contract with MediaOne for its advanced broadband technology solutions. Management believes that those advancements should benefit sales in 1998 and over the next several years in addition to providing solid evidence that its strategy to be a full line provider of CATV hardware and technologically innovative broadband products is working. Excluding the impact of the joint venture deconsolidation and model phase-out, sales to

                                   Page 7
-----------------------------------------------------------------------------
automobile manufacturers rose 2% from the 1997-quarter. The Corporation's earnings on sales generated by businesses contributed to the ET&B joint venture were included as income from unconsolidated companies in the 1998-quarter. On a reported basis, sales to automobile manufacturers were 34% lower than the prior-year period. The Corporation was recently awarded a sizeable contract to supply a major automotive manufacturer with product for an upcoming platform. The Corporation will fill 70% of the contract directly and 30% will be sourced through its ET&B joint venture. This marks the first award to the Corporation as a result of its expanded sourcing capabilities provided by the joint venture.

   Excluding the decline in steel structure sales, first-quarter sales of Other Products and Components rose 7% from 1997's level. Including the impact of refocusing the steel structures business, segment sales were 4% below the prior-year level. However, solid sales gains were reported for mechanical products and the utility and telecommunications markets. The increase in mechanical products sales resulted from higher sales of specialty heating and ventilation units and construction products. The improvement in utility sales was attributed to increased demand for core products that more than offset weak Asian sales. The Corporation experienced strong sales to Asian telecommunications markets that supplanted lower domestic demand in that market.

   After closely examining market conditions in steel structures, management adjusted manufacturing capacity and redirected marketing efforts to cultivate new markets, including wind generation, international and previously untapped segments of the utility markets. Through those steps and as a result of strengthening utility project work with alliance partners, the Corporation built a backlog to support second-half 1998 steel-structure sales above second-half 1997 levels. Management believes that the broader, refocused business base should provide a platform for strong sales and significantly improved profitability in this channel in the second half of 1998 and beyond.

   With the reclassification of earnings from sales contributed to the ET&B joint venture, first-quarter 1998 earnings from operations rose 3%, to $55.1 million, from $53.6 million in the 1997 quarter, while earnings from consolidated operations and unconsolidated companies increased 12% year over year, to $63.6 million.

   Actions implemented throughout 1997, including relocating production to lower cost locations, caused first-quarter gross and operating margins to improve from those same measures in the prior-year quarter. The 1998 gross margin was 31.5% compared with 1997's 30.8%, and 1998's operating margin rose to 11.0%, versus an operating margin of 10.4% in 1997's quarter.

   Income from unconsolidated companies rose dramatically from the prior-year as a result of the inclusion of the ET&B joint venture earnings and continued strong equity income from the Corporation's investment in Leviton.

                                   Page 8
-----------------------------------------------------------------------------

   The first quarter 1998 effective income tax rate of 31.0% was lower than the first quarter 1997 rate of 32.7% due to favorable results from state and international tax planning initiatives. The Corporation's effective income tax rate was 31% for the full-year 1997, with the rate in the second half of 1997 adjusted to achieve the 31% overall rate for the full year.


Liquidity and Capital Resources

   Net cash used by operating activities was $7.7 million through the first three months of 1998. Accounts receivable declined from year-end 1997 as a result of seasonally lower sales and improved collection rates. Inventory levels increased from year-end levels due to the addition of safety stock in conjunction with product line moves from one plant to another for manufacturing cost reductions, seasonal increases in certain product lines for the upcoming construction season and increases to accommodate higher volumes and new product introductions.

   Capital expenditures for the first three months totaled $34.0 million, slightly higher than in previous quarters, partially because of incremental spending on enhanced information systems. Management expects capital expenditures during 1998 to be about $20 million higher than the normal run rate of 5% of sales due to expenditures for information technology systems. Spending for those systems will span three years beginning in 1997, with spending concentrated in 1998. Those information technology projects should play a strategic role in enhancing the Corporation's competitiveness and all will be Year 2000 compliant. Dividends paid during the first quarter of 1998 totaled $30.9 million for dividends declared in the fourth quarter of 1997 and the first quarter of 1998.

   As of April 5, 1998, marketable securities, cash and equivalents totaled $111.6 million, compared with $96.3 million as of December 28, 1997.
The Corporation has a revolving-credit facility with a group of banks that provides for a commitment of $500.0 million through March 29, 2000. As of April 5, 1998, $62.1 million of commercial paper was outstanding, which was backed by the revolving-credit facility.

   In December 1997, the Corporation entered into an asset-securitization agreement permitting the continual sale of accounts receivable through December 19, 2002, to a maximum of $150.0 million. As of April 5, 1998, the maximum had been sold under this program.

   The Corporation has access to $285.0 million of funds under uncommitted credit lines with a variety of banks. Uncommitted borrowings under these lines totaled $140.5 million at the end of the quarter. The Corporation has a number of smaller committed and uncommitted credit facilities to provide funding for its international operations.

                                    Page 9
-----------------------------------------------------------------------------

   In February 1998, the company issued $60.0 million of 5-year medium-term notes priced at par, having a yield of 6.29%. During May 1998, the Corporation issued $115.0 million of 10-year medium-term notes with an issue price of 99.75% of par, having a yield of 6.66%. Proceeds from this sale were used to reduce borrowing under the Corporation's commercial paper program and under uncommitted lines of credit.

   Management believes that the Corporation's resources are sufficient to meet the Corporation's financing needs for the forseeable future.

                                   Page 10
-----------------------------------------------------------------------------

PART II.  OTHER INFORMATION

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

          Examples of such uncertainties include, but are not limited to: changes in customer demand for various products of the Corporation that could affect its overall product mix, margins, plant utilization levels and asset valuations; economic slowdown in the U.S. (contrary to the Corporation's expectations of favorable economic conditions throughout 1998) or economic slowdowns in the Corporation's major offshore markets, including Canada, Western Europe (particularly Germany and the U.K.), Japan and Taiwan; effects of significant changes in monetary and fiscal policies in the U.S. and abroad which could result in currency fluctuations, including fluctuations in the Canadian dollar, German mark, Japanese yen, Swiss franc and U.K. pound; inflationary pressures which could raise interest rates and consequently the Corporation's cost of funds; unforeseen difficulties in completing identified restructuring actions initiated in 1996 in connection with the Augat merger, including disposal of idle facilities, geographic shifts of production locations and closure of redundant administrative facilities; unforeseen problems in the Corporation's computer systems and from third parties with whom the Corporation deals on financial transactions, specifically those related to "Year 2000" date-recognition ability in time-sensitive software; availability and pricing of commodities and materials needed for production of the Corporation's products, including steel, copper, zinc, aluminum, gold and plastic resins; increased downward pressure on selling prices for the Corporation's products; unforeseen difficulties arising from the integration of acquired businesses with the Corporation's operations; changes in financial results of, or possibly the relationships with, the Corporation's joint ventures and other equity investments in Taiwan, Japan, Belgium and the U.S.; changes in environmental regulations and policies that could impact projections of remediation expenses; significant changes in governmental policies domestically and abroad that could create trade restrictions, patent enforcement issues, adverse tax rate changes and changes in tax treatment of

                                      Page 11
-----------------------------------------------------------------------------
          such items as tax credits, withholding taxes, transfer pricing and other income and expense recognition for tax purposes, including changes in taxation on income generated in Puerto Rico.


ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed as part of this form:

          (12) Statement re Computation of Ratio of Earnings to Fixed Charges (Filed as Exhibit 12 to the Corporation's Current Report on Form 8-K, dated May 4, 1998, Commission File No. 1-4682, and incorporated herein by reference.)

          (27)  Financial Data Schedule (for SEC use only)

     (b)  Reports on Form 8-K

          On February 5, 1998 and on February 10, 1998, the Corporation filed a Current Report on Form 8-K, in connection with the issuance of medium-term notes under the Corporation's Registration Statement on Form S-3 (No. 33-44153). The February 5 Form 8-K was filed under
          Item 5 and Item 7 and the February 10 Form 8-K was filed under Item
          7.

                                     Page 12
-----------------------------------------------------------------------------

                           THOMAS & BETTS CORPORATION


                                   Signatures



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 THOMAS & BETTS CORPORATION
                                 (Registrant)



DATE:    May 19, 1998            /s/FRED R. JONES
                                 Fred R. Jones
                                 Vice President-Finance and Treasurer


DATE:    May 19, 1998            /s/JERRY KRONENBERG
                                 Jerry Kronenberg
                                 Vice President-General Counsel and Secretary

                                    Page 13
-----------------------------------------------------------------------------