Form 10-Q
period 1998-07-05
THOMAS & BETTS CORP
filed 1998-08-19
CIK 97854

______________________________________________________________________________
______________________________________________________________________________


                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 5, 1998, OR

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


           8155 T & B Boulevard
           Memphis, Tennessee                              38125
 (Address of principal executive offices)                (Zip Code)


                                (901) 252-8000
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



   Common Stock - $0.10 Par Value       Outstanding Shares at August 12, 1998
       (Title of each Class)                            56,730,919

______________________________________________________________________________
______________________________________________________________________________

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         THOMAS & BETTS CORPORATION
                         Consolidated Balance Sheet
                              (In thousands)
                                                     July 5,    December 28,
                                                       1998        1997
ASSETS                                             (Unaudited)   (Audited)
Current Assets:
  Cash and cash equivalents                        $   21,147    $   45,225
  Marketable securities                                66,268        52,382
  Receivables, net                                    375,917       293,722
  Inventories:
    Finished goods                                    214,283       157,136
    Work-in-process                                    82,120        67,726
    Raw materials                                     139,921       177,739
                                                      436,324       402,601
  Deferred income taxes                                35,419        43,452
  Prepaid expenses                                     12,289         9,090
Total Current Assets                                  947,364       846,472
Property, plant and equipment                       1,134,469     1,082,309
  Less accumulated depreciation                       533,080       508,257
    Property, plant and equipment - net               601,389       574,052
Intangible assets - net                               558,556       506,225
Investments in unconsolidated companies               132,520       127,706
Other assets                                           42,406        39,833
TOTAL ASSETS                                       $2,282,235    $2,094,288

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term bank borrowings                       $   35,368    $   37,383
  Current maturities of long-term debt                  4,836         5,256
  Accounts payable                                    222,872       226,542
  Accrued liabilities                                 133,219       142,974
  Income taxes                                         36,456        45,678
  Dividends payable                                         -        15,401
Total Current Liabilities                             432,751       473,234
Long-term debt                                        692,284       503,077
Other long-term liabilities                            89,051        92,206
Deferred income taxes                                  24,389        26,467

Shareholders' Equity:
  Common stock                                          5,673       317,143
  Additional paid-in capital                          320,813             -
  Retained earnings                                   733,601       689,280
  Accumulated other comprehensive income               (9,864)       (2,198)
  Unearned compensation                                (6,463)       (4,921)
Total Shareholders' Equity                          1,043,760       999,304
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $2,282,235    $2,094,288

      Note: Amounts have been restated to include the July 2, 1998 acquisition of Telecommunications Devices, Inc., accounted for as a pooling of interests.

See accompanying notes to consolidated financial statements.

                                       2
------------------------------------------------------------------------------

                          THOMAS & BETTS CORPORATION

                      Consolidated Statement of Earnings
                     (In thousands except per share data)
                                 (Unaudited)

                                   Quarter Ended          Six Months Ended
                                 July 5,    June 29,     July 5,    June 29,
                                  1998        1997        1998        1997

Net sales                       $553,318   $581,153    $1,097,974  $1,130,440

Costs and expenses:

  Cost of sales                  382,682    404,133       763,996     791,488
  Marketing, general and
    administrative                85,096     89,775       173,208     179,478
  Research and development        12,060     14,588        24,827      27,133
  Amortization of intangibles      4,115      4,205         8,497       8,621
                                 483,953    512,701       970,528   1,006,720

Earnings from operations          69,365     68,452       127,446     123,720

Income from unconsolidated
  companies                        6,125      3,158        14,652       6,365

Other expense - net              (16,605)   (12,492)      (29,461)    (24,253)

Earnings before income taxes      58,885     59,118       112,637     105,832

Income taxes                      17,342     18,919        33,791      33,937

Net earnings                    $ 41,543   $ 40,199    $   78,846  $   71,895


Net earnings per share:
  Basic                         $   0.73   $   0.72    $     1.39  $     1.29
  Diluted                       $   0.73   $   0.71    $     1.38  $     1.28

Average shares outstanding:
  Basic                           56,709     56,159        56,615      55,943
  Diluted                         57,191     56,516        57,091      56,270


Cash dividends declared
  per share                     $   0.28   $   0.28    $     0.56    $   0.56


Note: Amounts have been restated to include the July 2, 1998 acquisition of Telecommunication Devices, Inc., accounted for as a pooling of interests.

See accompanying notes to consolidated financial statements.

                                       3
------------------------------------------------------------------------------

                          THOMAS & BETTS CORPORATION
                     Consolidated Statement of Cash Flows
                                (In thousands)
                                 (Unaudited)
                                                          Six Months Ended
                                                         July 5,    June 29,
                                                          1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                           $ 78,846    $ 71,895
Adjustments:
  Depreciation and amortization                          48,785      47,508
  Deferred income taxes                                   6,127         987

  Changes in operating assets and liabilities:
    Receivables                                         (76,243)    (44,419)
    Inventories                                         (32,366)     (5,451)
    Accounts payable                                     (7,746)    (22,870)
    Accrued liabilities                                 (11,607)    (13,963)
    Income taxes payable                                (12,360)       (359)
              Other                                     (15,934)        354
Net cash provided by (used in) operating activities     (22,498)     33,682

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of businesses                                 (68,695)    (19,326)
Purchases of property, plant and equipment              (66,985)    (53,382)
Proceeds from sale of property, plant and equipment       4,664       3,469
Marketable securities acquired                          (25,252)    (10,230)
Proceeds from matured marketable securities              11,585      14,225
Net cash provided by (used in) investing activities    (144,683)    (65,244)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in borrowings with
  original maturities less than 90 days                   1,894      20,605
Proceeds from long-term debt and other
  borrowings                                            199,082     138,610
Repayment of long-term debt and other
  borrowings                                            (13,288)    (94,276)
Stock options exercised                                   5,621      18,002
Cash dividends paid                                     (49,926)    (31,371)
Net cash provided by financing activities               143,383      51,570

EFFECT OF EXCHANGE RATE CHANGES ON CASH                    (280)     (3,473)

Net increase (decrease) in cash and cash
  equivalents                                           (24,078)     16,535
Cash and cash equivalents at beginning of period         45,225     127,180
Cash and cash equivalents at end of period             $ 21,147    $143,715

Note: Amounts have been restated to include the July 2, 1998 acquisition of Telecommunication Devices, Inc., accounted for as a pooling of interests.

See accompanying notes to consolidated financial statements.

                                       4
------------------------------------------------------------------------------

                          THOMAS & BETTS CORPORATION
                  Notes to Consolidated Financial Statements
                                 (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the financial position as of July 5, 1998 and December 28, 1997, and the results of operations and cash flows for the three-month and six-month periods ended July 5, 1998 and June 29, 1997.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report to Shareholders for the fiscal year ended December 28, 1997. The results of operations for the periods ended July 5, 1998 and June 29, 1997 are not necessarily indicative of the operating results for a full year.

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

     The following is a reconciliation of the numerators and denominators of the per share computations:
                                         Quarter Ended       Six Months Ended
                                       July 5,   June 29,    July 5, June 29,
(In thousands except per share data)    1998       1997       1998     1997

Net earnings                           $41,543   $40,199    $78,846  $71,895

Average shares outstanding              56,709    56,159     56,615   55,943
Basic EPS                              $  0.73   $  0.72    $  1.39  $  1.29

Average shares outstanding              56,709    56,159     56,615   55,943
Plus assumed exercise of
  stock options                            482       357        476      327
                                        57,191    56,516     57,091   56,270
Diluted EPS                            $  0.73   $  0.71    $  1.38  $  1.28

                                         5
------------------------------------------------------------------------------

                         THOMAS & BETTS CORPORATION
                 Notes to Consolidated Financial Statements
                                (Unaudited)


3.   COMPREHENSIVE INCOME

     Total comprehensive income and its components are as follows:

                                        Quarter Ended       Six Months Ended
                                      July 5,   June 29,   July 5,   June 29,
(In thousands)                         1998       1997      1998       1997

Net earnings                          $41,543   $40,199    $78,846   $71,895

Foreign currency translation
  adjustments                          (6,023)     (891)    (7,783)   (9,566)

Unrealized holding gains (losses)
  on securities                           117       106        117      (141)

Comprehensive income                  $35,637   $39,414    $71,180   $62,188


4.   ACQUISITIONS

     The Corporation completed three acquisitions during the second quarter of 1998 for total consideration of approximately $139.7 million consisting of cash and shares of the Corporation's common stock. Two of the acquisitions were accounted for under the purchase method of accounting and one was treated as a pooling of interests. In conjunction with the pooling of interests, the Corporation's financial statements have been restated to include the results of the acquired entity for all periods presented except dividends per share which reflect the Corporation's historical per share amounts.

5.   RESTRUCTURING AND SPECIAL CHARGES

     In July, 1998, the Corporation began implementing expense reduction programs and accelerated plant and product line relocations to lower-cost regions. In conjunction with these actions, the Corporation expects to record restructuring and special charges totaling $90 million to $110 million in the third quarter of 1998.

                                       6
------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


RESULTS OF OPERATIONS

     The Corporation had record net earnings and earnings per share for the quarter ended July 5, 1998. Second-quarter 1998 net earnings of $41.5 million rose 3% over prior-year results. Diluted earnings per share (EPS) for second quarter 1998 were $0.73, an increase of 3% from second quarter 1997 diluted EPS of $0.71.

     Net earnings for the first six months of 1998 grew 10%, to $78.8 million from $71.9 million, and diluted EPS increased to $1.38 per share from $1.28 per share, compared with the same period of 1997. The Corporation restated results for all periods presented to include the July 2, 1998 acquisition of Telecommunications Devices, Inc. (TDI), accounted for as a pooling of interests. Transaction expenses related to that acquisition diluted second quarter EPS by $0.02. Including the $0.02 dilutive effect related to transaction expenses incurred, the acquisition had no impact on first-half diluted EPS.

     The deconsolidation of certain lines of automotive business, which were contributed at year-end 1997 to the Exemplar/Thomas & Betts Electrical
Systems (ET&B) joint venture, reduced reported net sales for the second quarter. In addition to the deconsolidation, the previously announced, planned phase-out of a large automotive platform and $6.9 million of foreign currency shifts negatively impacted second-quarter sales. Adjusting to exclude the impact of those items, second-quarter sales increased 1% and six-month sales rose 3% from the respective 1997 periods. Reported net sales of $553.3 million, reflecting those same three items, were 5% lower than 1997's second quarter sales of $581.2 million. Through six months, 1998 net sales totaled $1,098 million, 3% below the same period of 1997 due to the events listed above. Through the first six months of 1998, the Corporation's sales outside the U.S. were 25.4% of total sales, compared with 23% last year.

     The Corporation will adopt the provisions of Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," at year-end 1998. Implementation of SFAS No. 131 will not impact the consolidated financial position or results of operations. Under SFAS No. 131, the Corporation's businesses will be grouped into segments that are somewhat different from those reported under the previous accounting standard. To assist users of its financial information, the Corporation is including voluntary disclosure of sales for the reportable segments expected to be used under SFAS No. 131.

                                       7
------------------------------------------------------------------------------

     The following are net sales by proposed segments (in thousands):

                                                               % Change
                                  Quarter Ended                 Increase/
                           July 5, 1998   June 29, 1997         (Decrease)
Net Sales
     Electrical              $263,693        $254,443               4 %
     OEM                      159,095         192,571             (17)%
     Communications            69,643          73,708             ( 6)%
     Other                     60,887          60,431               1 %
     Total                   $553,318        $581,153             ( 5)%



                                                                % Change
                                 Six Months Ended                Increase/
                          July 5, 1998    June 29, 1997         (Decrease)
Net Sales
     Electrical            $  513,883      $  483,319               6 %
     OEM                      331,798         380,440             (13)%
     Communications           138,125         143,768             ( 4)%
     Other                    114,168         122,913             ( 7)%
     Total                 $1,097,974      $1,130,440             ( 3)%


     The new Electrical segment includes sales of electrical connectors, components and accessories -- primarily fasteners, fittings, connectors, boxes and covers, metal framing, grounding and lighting -- to worldwide customers in industrial, commercial, utility, project and general line markets. Sales of this segment were previously reported primarily in the Electrical Construction and Maintenance Components segment, with the exception of sales to utility markets that were previously reported in the Other Products and Components segment. Sales of this new Electrical segment grew 4%, to $263.7 million, in the second quarter versus last year's quarter because of volume gains in the U.S. and Europe.

     The OEM segment manufactures and markets electronic connectors and components for use in high-speed automotive and professional electronics applications involving miniaturization, surface-mounts, electro-magnetic interference and multiplexing. This segment includes the sales of recently acquired TDI. Previously, the Corporation reported sales of this segment as part of the Electronics/OEM Components segment. Second-quarter sales of the new OEM segment were 1% lower than the 1997 period if results are adjusted for sales of certain lines of business contributed to the ET&B joint venture, sales related to the phased-out automotive platform and unfavorable currency shifts. On a reported basis, second-quarter segment sales were $159.1 million, 17% lower year over year. Sales in the quarter were hurt by weak demand from U.S. computer manufacturers, lower prices on connectors sold to computer manufacturers worldwide, automotive platform delays and model changeovers and the work stoppage at General Motors.

                                       8
------------------------------------------------------------------------------

     The Communications segment manufactures and sells a package of drop-line hardware, connectors, fasteners, fiber optics, grounding and accessories for use in cable television, telecommunications and data communications network applications. Under the previous reporting structure, we included sales to cable television and data communications markets in the Electronics/OEM Components segment, and sales to telecommunications customers were accounted for in the Other Products and Components segment. Sales of the Communications segment were $69.6 million, 6% below strong prior-year levels, due to lower demand for broadband and cable-hardware products sold to cable TV system operators worldwide.

     The Corporation cannot classify some of the sales in the aforementioned three segments. These are primarily sales of steel structures for electrical transmission and distribution and for power generation and telecommunications applications and mechanical products, primarily heating units, for heating and ventilation applications. These sales were previously included in the Other Products and Components segment. Other sales in the second quarter totaled $60.9 million, 1% above 1997's level, helped by higher sales of unit heaters in Europe.

     Using the segment classifications that the Corporation employed under the previous accounting standard, sales of the Electrical Construction and Maintenance Components increased 2% and 6% year over year in the second quarter and first half, respectively. Sales of the Other Products and Components segment were 5% higher in the quarter, but flat on a year-to-date basis, compared with the same 1997 periods. Electronics/OEM Components segment sales decreased 16% and 11% in the quarter and first six months, versus the respective prior-year periods.

     Both gross margin and operating margin improved year over year as a result of actions to lower manufacturing costs and reduce overhead expenses. The second-quarter 1998 gross margin was 30.8% compared with 1997's 30.5%, and 1998's operating margin rose to 12.5%, versus 11.8% in 1997's quarter.

     Earnings from operations in 1998 are not easily comparable to those of 1997 because of the reclassification of earnings from sales contributed to the ET&B joint venture. A year-over-year comparison of the sum of earnings from operations combined with income from unconsolidated companies provides comparability because it captures the earnings from sales contributed to the ET&B joint venture in both years. Without adjusting to compensate for the reclassification change, second-quarter and first-half 1998 earnings from operations rose 1% and 3%, to $69.4 million and $127.4 million, respectively, from prior-year periods. The comparable sum of earnings from operations and income from unconsolidated companies for those same periods increased 5% and 9% year-over-year, to $75.5 million and $142.1 million, respectively.

     Second-quarter income from unconsolidated companies rose 94% from the prior year as a result of the inclusion of the ET&B joint venture earnings and continued strong equity income from the Corporation's investment in

                                      9
------------------------------------------------------------------------------

Leviton. Other expense-net was $4.1 million higher than last year primarily due to $2.0 million of acquisition costs associated with TDI and higher interest expense.

     The Corporation now anticipates its tax rate for the year to be 30%, better than 1997's 31% full-year rate. The Corporation is enjoying the full benefits of tax planning initiatives implemented during 1997 and some additional actions taken this year. The second-quarter 1998 effective income tax rate of 29.5% adjusts the year-to-date effective rate to the full-year expected rate of 30%. The second-quarter 1998 rate contrasts with a rate of 32% in the same quarter of 1997. The Corporation's effective income tax rate was 31% for the full-year 1997, with the rate in the second half of 1997 adjusted to achieve the 31% overall rate for the full year.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $22.5 million through the first six months of 1998. Accounts receivable increased from year-end 1997 as a result of sales volume increases, acquisitions and an extension of longer terms to selected customers. Inventory levels were higher than year-end levels to accommodate both higher sales volumes and new product introductions and to provide additional safety stock as the Corporation moved product lines from one plant to another to achieve lower manufacturing costs.

     Capital expenditures for the first six months totaled $64 million, an increase of 25% versus the same period of 1997. In part, the higher spending was due to incremental spending on enhanced information systems. Dividends paid during the first half of 1998 totaled $50 million for dividends declared in the fourth quarter of 1997 and in the first and second quarters of 1998.

     As of July 5, 1998, marketable securities, cash and equivalents totaled $87.4 million, compared with $97.6 million as of December 28, 1997. On
July 1, 1998, the Corporation entered into a $300 million five-year revolving credit agreement and a $200 million one-year revolving credit agreement with a group of foreign and domestic banks. These agreements replaced an existing $500 million revolving credit agreement which would have expired on March 29, 2000. As of July 5, 1998, $109 million of commercial paper was outstanding, which was backed by the revolving credit facilities.

     The Corporation has access to over $275 million of funds under uncommitted credit lines with a variety of banks. Uncommitted borrowings under these lines totaled $95 million at July 5, 1998. The Corporation also has a number of smaller committed and uncommitted credit facilities to provide funding for its international operations.

                                      10
------------------------------------------------------------------------------

     In May 1998, the Corporation issued $115 million of 10-year medium-term notes at 99.75% of par with a coupon of 6.625%. The Corporation used the proceeds from that sale to reduce borrowings under its commercial paper program and under uncommitted lines of credit.

     The Corporation believes that its financial resources are sufficient to meet financing needs for the foreseeable future.

     During the second quarter, the Corporation completed three acquisitions:

          W.J. Furse & Co. Limited, a European manufacturer of grounding and lightning protection systems, spring steel fasteners and electronic surge protection devices, on May 20;

          Dark To Light, Inc., a manufacturer of high-performance twist-lock electronic photo controls, on June 9;

          TDI, a manufacturer of battery packs for mobile electronics, on July 2. The Corporation issued 1,460,954 shares of common stock to acquire TDI.

     On July 30, 1998, the Corporation began implementing expense-reduction programs and accelerating plant relocations to lower-cost regions. The Corporation expects those actions to result in restructuring and other special charges of approximately $90-$110 million in 1998's third quarter and additional project costs over the next six quarters totaling approximately one-third of the restructuring and special charges. The actions are being taken as a result of receiving mixed signals regarding the state of the Corporation's markets and management's desire to approach the future conservatively. The Corporation expects to realize savings from these actions at an annualized rate in excess of $50 million by year-end 1999. The efforts are meant to enhance the Corporation's performance independent of what happens in its markets in the near term.

     As part of its restructuring plans, the Corporation will close several plants, moving production from those facilities to existing Thomas & Betts plants. Plants to be closed include those in Cleveland, Ohio; Tempe, Arizona; Tulsa, Oklahoma; and Windsor, Ontario. The Corporation expects to complete those consolidations by year-end 1998.

     Additionally, the Corporation will relocate selected product lines from facilities in Bainbridge, Georgia; Lisle, Illinois; and Sanford, Maine. Relocation of certain product lines at the Corporation's Athens, Tennessee, plant are also contemplated, subject, where required, to discussions with the union there.

     The Corporation also began implementing expense reduction plans in sales and marketing and administrative functions. Early retirement programs, decreased use of temporary employees and other personnel reductions are expected to lower salary expense by over 10% in those areas.

                                       11
------------------------------------------------------------------------------

OTHER

     In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 will require the recognition at fair value of all derivatives as either assets or liabilities in the Consolidated Balance Sheet. Under certain conditions, a derivative can be designated as a hedge allowing the deferral of fair value gains or losses until the offsetting gains or losses on the hedged item are recognized. At times the Corporation enters into derivative instruments to hedge risks associated with foreign-currency and commodity fluctuations. Statement No. 133 is effective for the first quarter of 2000. Although the Corporation has not completed its final evaluation of the effects of the new statement, it does not currently believe that adoption will have a material effect on its future results of operations or financial position.

                                       12
------------------------------------------------------------------------------

PART II.  OTHER INFORMATION

                          THOMAS & BETTS CORPORATION


Item 2.  Changes in Securities

              Recent Sales of Unregistered Securities

              On July 2, 1998, the Corporation issued 1,460,954 shares of the Corporation's common stock to individuals who were former owners of Telecommunications Devices, Inc., acquired by the Corporation in a pooling of interests. The shares represented the purchase price and were not registered by the Corporation under the Securities Act of 1933 as of July 5, 1998.

              On August 14, 1998, the Corporation filed a Registration Statement on Form S-3 to register $600 million of the Corporation's debt securities, common stock and preferred stock. It is anticipated that any proceeds from the sale of any of the securities registered in this filing will be added to the general funds of the Corporation and used for general corporate purposes.


Item 4.  Submission of Matters to a Vote of Security Holders

         The matters which were voted upon at the Annual Meeting of Shareholders held on May 6, 1998, and the results of the voting are set forth below:

         1. Nominees for Director            For                   Withheld

            Ernest H. Drew                50,336,787                296,612
            T. Kevin Dunnigan             50,329,680                303,719
            Jeananne K. Hauswald          50,338,736                294,663
            Thomas W. Jones               50,339,528                293,871
            Ronald B. Kalich, Sr.         50,224,441                408,958
            Robert A. Kenkel              50,334,689                298,710
            Kenneth R. Masterson          50,334,506                298,893
            Thomas C. McDermott           50,338,653                294,746
            Clyde R. Moore                50,326,187                307,212
            Jean-Paul Richard             50,335,778                297,621
            Jerre L. Stead                50,224,063                409,336
            William H. Waltrip            50,334,165                299,234


         2. A proposal to amend the Charter to increase the number of authorized shares of (i) Common Stock from 80,000,000 shares to 250,000,000 shares and (ii) Preferred Stock from 500,000 shares to 1,000,000 shares and to change the par value of the Common Stock and Preferred Stock from "no par value" to "$.10 par value" received 25,463,987 votes for and 21,497,002 votes against, with 150,967 abstentions and 3,521,443 broker non-votes.

                                         13
------------------------------------------------------------------------------

         3. A proposal to ratify the appointment of KPMG Peat Marwick LLP as independent public accountants received 50,537,385 votes for and 31,686 votes against, with 64,328 abstentions.


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

         Examples of such uncertainties include, but are not limited to: changes in customer demand for various products of the Corporation that could affect its overall product mix, margins, plant utilization levels and asset valuations; economic slowdown in the U.S. (contrary to the Corporation's expectations of favorable economic conditions throughout 1998) or economic slowdowns in the Corporation's major offshore markets, including Canada, Western Europe (particularly Germany and the U.K.), Japan and Taiwan; effects of significant changes in monetary and fiscal policies in the U.S. and abroad which could result in currency fluctuations, including fluctuations in the Canadian dollar, German mark, Japanese yen, Swiss franc and U.K. pound; inflationary pressures which could raise interest rates and consequently the Corporation's cost of funds; unforeseen difficulties in completing identified restructuring actions initiated in 1996 in connection with the Augat merger, including disposal of idle facilities, geographic shifts of production locations and closure of redundant administrative facilities; unforeseen difficulties implementing identified restructuring actions commenced in the third quarter of 1998; unforeseen problems in the Corporation's computer systems and from third parties with whom the Corporation deals on financial transactions, specifically those related to "Year 2000" date-recognition ability in time-sensitive software; availability and pricing of commodities and materials needed for production of the Corporation's products, including steel, copper, zinc, aluminum, gold and plastic resins; increased downward pressure on selling

                                       14
------------------------------------------------------------------------------
         prices for the Corporation's products; unforeseen difficulties arising from the integration of acquired businesses with the Corporation's operations; changes in financial results of, or possibly the relationships with, the Corporation's joint ventures and other equity investments in Taiwan, Japan, Belgium and the U.S.; changes in environmental regulations and policies that could impact projections of remediation expenses; significant changes in governmental policies domestically and abroad that could create trade restrictions, patent enforcement issues, adverse tax rate changes and changes in tax treatment of such items as tax credits, withholding taxes, transfer pricing and other income and expense recognition for tax purposes, including changes in taxation on income generated in Puerto Rico.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  The following exhibits are filed as part of this form:

         (27.1)  Financial Data Schedule (for SEC use only)
         (27.2)  Financial Data Schedule (for SEC use only)

    (b)  Reports on Form 8-K

         On May 7, 1998, the Corporation filed a current report on Form 8-K, Items 5 and 7, in connection with the issuance of medium-term notes.

                                        15
------------------------------------------------------------------------------

                           THOMAS & BETTS CORPORATION


                                   Signatures



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 THOMAS & BETTS CORPORATION
                                 (Registrant)



DATE:    August 19, 1998         /s/Fred R. Jones
                                 Fred R. Jones
                                 Vice President-Finance and Treasurer


DATE:    August 19, 1998         /s/Jerry Kronenberg
                                 Jerry Kronenberg
                                 Vice President-General Counsel and Secretary