Form 10-Q
period 1998-10-04
THOMAS & BETTS CORP
filed 1998-11-17
CIK 97854

_______________________________________________________________________________
_______________________________________________________________________________

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 4, 1998, OR

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


            8155 T&B Boulevard
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Common Stock - $0.10 Par Value     Outstanding Shares at November 11, 1998
       (TITLE OF EACH CLASS)                               56,757,978

_______________________________________________________________________________
_______________________________________________________________________________
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          THOMAS & BETTS CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)


                                           October 4,    December 28,
                                              1998           1997
                                          ------------   ------------
ASSETS                                    (Unaudited)     (Audited)
Current Assets:
 Cash and cash equivalents                $   25,530      $  45,225
 Marketable securities                        60,830         52,382
 Receivables, net                            364,627        293,722
 Inventories:
   Finished goods                            165,275        157,136
   Work-in-process                            81,399         67,726
   Raw materials                             172,973        177,739
                                          ------------   ------------
                                             419,647        402,601
 Deferred income taxes                        70,528         43,452
 Prepaid expenses                             13,226          9,090
                                          ------------   ------------
Total Current Assets                         954,388        846,472
Property, plant and equipment              1,125,448      1,082,309
 Less accumulated depreciation               542,347        508,257
                                          ------------   ------------
   Property, plant and equipment - net       583,101        574,052
Intangible assets - net                      558,560        506,225
Investments in unconsolidated companies      139,701        127,706
Other assets                                  42,698         39,833
                                          ------------   ------------
TOTAL ASSETS                              $2,278,448     $2,094,288
                                          ------------   ------------
                                          ------------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Short-term bank borrowings               $   53,100     $   37,383
 Current maturities of long-term debt          4,200          5,256
 Accounts payable                            221,574        226,542
 Accrued liabilities                         177,023        142,974
 Income taxes                                 48,498         45,678
 Dividends payable                            15,846         15,401
                                          ------------   ------------
Total Current Liabilities                    520,241        473,234
Long-term debt                               659,773        503,077
Other long-term liabilities                   90,264         92,206
Deferred income taxes                         20,219         26,467



Shareholders' Equity:
 Common stock                                  5,674        317,143
 Additional paid-in capital                  320,870              -
 Retained earnings                           680,247        689,280
 Accumulated other comprehensive income      (13,451)        (2,198)
 Unearned compensation                       ( 5,389)        (4,921)
                                          ------------   ------------
Total Shareholders' Equity                   987,951        999,304
                                          ------------   ------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                     $2,278,448     $2,094,288
                                          ------------   ------------
                                          ------------   ------------


Note: Amounts have been restated to include the July 2, 1998 acquisition of Telecommunications Devices, Inc., accounted for as a pooling of interests.

See accompanying notes to consolidated financial statements.

                          THOMAS & BETTS CORPORATION

                      CONSOLIDATED STATEMENT OF EARNINGS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                      Quarter Ended         Nine Months Ended
                                  --------------------   ----------------------
                                   Oct. 4,   Sept. 28,      Oct. 4,   Sept. 28,
                                     1998      1997          1998       1997
                                  --------  ---------    ----------  ----------
Net sales                         $539,945   $553,956    $1,637,919  $1,684,396

Costs and expenses:

 Cost of sales                     408,092    384,844     1,171,598   1,176,332
 Marketing, general and
   administrative                  101,110     83,929       274,920     263,406
 Research and development           11,113     12,848        35,828      39,982
 Amortization of intangibles         4,117      4,285        12,613      12,907
 Provision for restructured
   operations                       62,096       -           62,096        -
                                  --------  ---------    ----------  ----------
                                   586,528    485,906     1,557,055   1,492,627
                                  --------  ---------    ----------  ----------
Earnings (loss) from operations    (46,583)    68,050        80,864     191,769

Income from unconsolidated
 companies                           5,243      3,591        19,895       9,956

Other expense - net                (11,355)   (12,039)      (40,817)    (36,291)
                                  --------  ---------    ----------  ----------
Earnings (loss) before income
 taxes                             (52,695)    59,602        59,942     165,434

Income taxes                       (15,227)    17,370        18,564      51,307
                                  --------  ---------    ----------  ----------
Net earnings (loss)               $(37,468)  $ 42,232    $   41,378  $  114,127
                                  --------  ---------    ----------  ----------
                                  --------  ---------    ----------  ----------



Net earnings (loss) per share:
 Basic                            $  (0.66)  $   0.75    $     0.73  $     2.04
                                  --------  ---------    ----------  ----------
                                  --------  ---------    ----------  ----------
 Diluted                          $  (0.66)  $   0.74    $     0.73  $     2.02
                                  --------  ---------    ----------  ----------
                                  --------  ---------    ----------  ----------
Average shares outstanding:
 Basic                              56,732     56,413        56,650      56,091
                                  --------  ---------    ----------  ----------
                                  --------  ---------    ----------  ----------
 Diluted                            56,896     56,883        57,006      56,475
                                  --------  ---------    ----------  ----------
                                  --------  ---------    ----------  ----------
Cash dividends declared
 per share                            0.28       0.28          0.84        0.84
                                  --------  ---------    ----------  ----------
                                  --------  ---------    ----------  ----------


Note: Amounts have been restated to include the July 2, 1998 acquisition of Telecommunications Devices, Inc., accounted for as a pooling of interests.


See accompanying notes to consolidated financial statements.

                          THOMAS & BETTS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                        Nine Months Ended
                                                    Oct. 4,       Sept. 28,
                                                      1998          1997
                                                  ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                      $  41,378      $ 114,127
Adjustments:
  Depreciation and amortization                      71,935         72,244
  Provision for restructured operations              62,096              -
  Accrued provision for special charges              46,393              -
  Income from unconsolidated companies              (19,895)        (9,956)
  Deferred income taxes                             (33,624)        11,531

  Changes in operating assets and liabilities:
    Receivables                                     (65,546)       (65,257)
    Inventories                                     (46,176)       (11,785)
    Accounts payable                                ( 7,836)       (10,492)
    Accrued liabilities                             (17,088)       (42,151)
    Income taxes payable                            (   520)       (10,208)
    Other                                           ( 2,605)         5,017
                                                  ----------     -----------
Net cash provided by operating activities            28,512         53,070
                                                  ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of businesses                             (75,249)       (19,326)
Purchases of property, plant and equipment          (96,822)       (86,919)
Proceeds from sale of property, plant
  and equipment                                       5,267          5,799
Marketable securities acquired                     ( 27,598)       (63,805)
Proceeds from matured marketable securities          19,371         30,584
                                                  ----------     -----------
Net cash used in investing activities              (175,031)      (133,667)
                                                  ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in borrowings with
  original maturities less than 90 days              16,335         16,791
Proceeds from long-term debt and other
  borrowings                                        174,894        164,050
Repayment of long-term debt and other
  borrowings                                        (19,223)      (120,682)
Stock options exercised                               5,678         19,826
Cash dividends paid                                 (49,966)      ( 47,267)
                                                  ----------     -----------
Net cash provided by financing activities           127,718         32,718
                                                  ----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                (894)      (  3,217)
                                                  ----------     -----------

Net increase (decrease) in cash and cash
  equivalents                                       (19,695)       (51,096)
Cash and cash equivalents at beginning of period     45,225        127,180
                                                  ----------     -----------
Cash and cash equivalents at end of period        $  25,530      $  76,084
                                                  ----------     -----------
                                                  ----------     -----------

Note: Amounts have been restated to include the July 2, 1998 acquisition of Telecommunications Devices, Inc., accounted for as a pooling of interests.

See accompanying notes to consolidated financial statements.

                          THOMAS & BETTS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

   In the opinion of Management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the financial position as of October 4, 1998 and December 28, 1997, and the results of operations and cash flows for the periods ended October 4, 1998 and September 28, 1997.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 28, 1997. The results of operations for the periods ended October 4, 1998 and September 28, 1997 are not necessarily indicative of the operating results for the full year.

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

  The following is a reconciliation of the numerators and denominators of the per share computations:


                                           Quarter Ended           Nine Months Ended
                                      ----------------------   -----------------------
                                         Oct. 4,   Sept. 28,    Oct. 4,     Sept. 28,
(In thousands except per share data)     1998        1997         1998         1997
                                      ---------    ---------    --------    ---------
Net earnings (loss)                   $(37,468)     $42,232      $41,378     $114,127
                                      ---------    ---------    --------    ---------

Average shares outstanding              56,732       56,413       56,650       56,091
                                      ---------    ---------    --------    ---------
Basic EPS                              $ (0.66)     $  0.75      $  0.73     $   2.04
                                      ---------    ---------    --------    ---------
                                      ---------    ---------    --------    ---------

Average shares outstanding              56,732       56,413       56,650       56,091
Plus assumed exercise of
  stock options                            164          470          356          384
                                      ---------    ---------    --------    ---------
                                        56,896       56,883       57,006       56,475
                                      ---------    ---------    --------    ---------
Diluted EPS                            $ (0.66)     $  0.74      $  0.73     $   2.02
                                      ---------    ---------    --------    ---------
                                      ---------    ---------    --------    ---------


                          THOMAS & BETTS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


3.   COMPREHENSIVE INCOME

     Total comprehensive income and its components are as follows:


                                         Quarter Ended         Nine Months Ended
                                    -----------------------    ----------------------
                                      Oct. 4,    Sept. 28,      Oct. 4,     Sept. 28,
(In thousands)                        1998         1997           1998        1997
                                    ----------   ----------    --------    ---------
Net earnings (loss)                 $(37,468)     $42,232      $41,378      $114,127

Foreign currency translation
  adjustments                         (3,723)      (4,596)     (11,506)      (14,162)

Unrealized holding gains
  on securities                          136          281          253           141
                                    ----------   ----------    --------    ---------
Comprehensive income (loss)         $(41,055)     $37,917      $30,125      $100,106
                                    ----------   ----------    --------    ---------
                                    ----------   ----------    --------    ---------


4.   ACQUISITIONS

     The Corporation completed eight acquisitions during the first nine months of 1998 for total consideration of approximately $140 million consisting of cash and shares of the company's common stock. Seven of the acquisitions were accounted for under the purchase method of accounting and one was treated as a pooling of interests. In conjunction with the pooling of interests, the company's financial statements have been restated to include the results of the acquired entity for all periods presented except for dividends per share, which reflect the company's historical per share amounts.

5.   RESTRUCTURING AND SPECIAL CHARGES

     In July, 1998, the Corporation began implementing expense reduction programs and accelerated plant and product line relocations to lower-cost regions. In conjunction with these actions, the Corporation recorded restructuring and special charges totaling $108.5 million in the third quarter of 1998 and incurred additional project expenses of $4.3 million. The restructuring and special charges included the costs of closing several facilities, terminating employees at those locations, downsizing administrative functions, writing down idle facilities and provisions for inventory obsolescence. In conjunction with the relocation of manufacturing jobs from higher-cost areas to lower-cost locations, there will be a net reduction of approximately 400 jobs, including administrative positions at plants and corporate headquarters. The charges were recorded in the statement of earnings as follows: cost of sales, $30.3 million; marketing, general and administrative, $16.1 million; and provision for restructured operations, $62.1 million. The $62.1 million recorded as provision for restructured operations in the statement of earnings includes a $36.4 million provision for cash expenditures, primarily for severance benefits and employee termination costs, and $25.7 million for non-cash losses due to the disposal of property and equipment associated with the closing of facilities. The company expects to complete restructuring actions by year-end 1999.

6.   SUBSEQUENT EVENTS

     On October 7, 1998, Thomas & Betts announced that it had entered into a definitive agreement to acquire Ocal, Inc. for approximately $20 million in cash. Ocal manufactures PVC-coated conduit and components for use in corrosive industrial environments. Subject to the necessary government approvals, the transaction is expected to close in early January 1999.

     On November 5, 1998 the Corporation acquired Kaufel Group Ltd. Approximately 99.5% of all the outstanding Class A and Class B Subordinate Voting shares of Kaufel stock were tendered pursuant to the company's offer. The aggregate price including the assumption of outstanding debt was approximately $160 million. Kaufel is an international company specializing in the design, manufacture and distribution of emergency and other lighting products and systems for the industrial and commercial markets. The transaction, which will be accounted for under the purchase method of accounting, will be recorded during November 1998.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     Thomas & Betts Corporation's results for the third quarter 1998 included a special charge provision and project expenses primarily related to the company's previously announced cost reduction program. The pretax special charges provision of $108.5 million provided for closing several facilities, terminating employees at those locations, downsizing administrative functions
and writing down idle facilities.   In addition to the special charges, Thomas
& Betts incurred $4.3 million of project expenses as it began implementing its cost reduction plans during the quarter. Together, those expenses had a negative after-tax impact of $80.1 million, or $1.41 per share on third-quarter 1998 net earnings. Actions to date netted the company $2.3 million of after-tax savings in the quarter. Including the provision and project expenses, Thomas & Betts reported a net loss for the third quarter of $37.5 million, or $0.66 per share. Excluding the provision and project expenses, Thomas & Betts had net earnings of $42.6 million, or $0.75 per share on a diluted basis.
Those results compare with third-quarter 1997 net earnings of $42.2 million and diluted earnings per share (EPS) of $0.74. As a result of the special charges, the company reported net earnings of $41.4 million for the first nine months of 1998 compared with net earnings of $114.1 million in the same period of 1997. Diluted EPS were $0.73 versus 1997's $2.02 per share.

     Thomas & Betts expects to complete its cost-reduction projects by year-end 1999. Based on its projected implementation schedule, the company anticipates a net pretax benefit from the cost reduction program in 1999 of $26 million, and expects to achieve annual pretax savings of at least $67 million thereafter based on full implementation of all current plans. Cost reduction actions are aimed at reducing manufacturing and administrative costs primarily by consolidating operations and relocating product lines to lower-cost facilities. Thomas & Betts began its accelerated cost-reduction program after announcing those plans in late July, and enjoyed savings from those actions in the third quarter. The company believes that these plans should create a more competitive cost structure regardless of market conditions.

     The deconsolidation of certain lines of automotive business, which were contributed at year-end 1997 to the Exemplar/Thomas & Betts Electrical Systems (ET&B) joint venture, reduced reported net sales for the third quarter by $21.4 million year-over-year. In addition to the deconsolidation, the previously announced, planned phase-out of a large automotive platform that accounted for $1.8 million of sales in 1997 and $3.6 million of foreign currency shifts negatively impacted third-quarter sales. Adjusting to exclude the impact of those items, third-quarter sales increased 2.4% and nine-month sales rose 3.1% from the respective 1997 periods. Net sales of $539.9 million, including those same three items, were 2.5% lower than 1997's third-quarter sales of $554 million. Through nine months, 1998 net sales totaled $1,637.9 million, 2.8% below prior-year sales of $1,684.4 due to the events listed above.

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

     The following are net sales by proposed segments (in thousands):


                                 Quarter Ended              % Change
                          -----------------------------      Increase/
                          Oct. 4, 1998   Sept. 28, 1997     (Decrease)
                           ----------      ----------       ---------
Net Sales
     Electrical             $261,950        $249,449           5.0 %
     Electronic OEM          151,294         181,312         (16.6)%
     Communications           63,646          59,794           6.4 %
     Other                    63,055          63,401          (0.5)%
                           ----------      ----------       ---------
     Total                  $539,945        $553,956          (2.5)%



                               Nine Months Ended            % Change
                          -----------------------------      Increase/
                          Oct. 4, 1998   Sept. 28, 1997     (Decrease)
                           ----------      ----------       ---------
Net Sales
     Electrical           $  775,833       $  732,768          5.9 %
     Electronic OEM          483,092          561,752        (14.0)%
     Communications          201,771          203,562         (0.9)%
     Other                   177,223          186,314         (4.9)%
                           ----------      ----------       ---------
      Total               $1,637,919       $1,684,396         (2.8)%



     Sales of the Electrical segment, which includes sales of a broad package of electrical connectors, components and accessories--primarily fasteners, fittings, connectors, boxes and covers, metal framing, grounding and lighting-- to worldwide customers in industrial, commercial and utility markets, increased 5% to $262 million for the quarter. Weakening of the Canadian dollar lowered sales of this segment by 1.3% for the quarter. Solid demand in utility end markets, moderate improvement in sales to industrial customers and sales from acquisitions completed earlier in the year accounted for the segment's increase. For the first nine months of 1998, Electrical sales grew 5.9% compared with the same 1997 period.

     Third-quarter sales of the Electronic OEM segment were 3.8% lower than the 1997 period if results are adjusted for sales contributed to the ET&B joint venture and sales related to the phased-out automotive platform. Manufacturer and distributor inventory adjustments and related pricing pressures depressed sales in the quarter, but higher volumes of mobile communications battery pack products offset some of the decline. On a reported basis, third-quarter Electronic OEM sales were $151.3 million, 16.6% below 1997's level. Through nine months, reported Electronic OEM sales were 14% below the year-earlier period. The Electronic OEM segment manufactures and markets electronic connectors and components for use in high-speed professional electronics, mobile communications and automotive applications involving miniaturization, surface-mounts, electro-magnetic interference and multiplexing.

     Sales of the Communications segment rose 6.4%, to $63.6 million, from 1997's levels, as dramatic increases in shipments of telecommunications and data communications products more than compensated for soft demand from cable television customers. Data communications volume benefited from increased sales in Asia, while sales to domestic and international telecommunications markets grew on demand for new and innovative products. The Communications segment manufactures and sells a package of drop-line hardware, connectors, fasteners, fiber optics, grounding and accessories for use in cable television, telecommunications and data communications network applications. Year-to-date, Communications segment sales totaled $201.8 million, 0.9% below the same period of 1997.

     Other sales in the third quarter totaled $63.1 million, equal to 1997's level, as higher sales of steel structures offset lower volumes of heating products. Through nine months, other sales declined 4.9% to $177.2 million.

     If the special charges and project expenses are excluded from third-quarter results, gross margin improved year over year as a result of the company's cost-reduction efforts. The adjusted third-quarter 1998 gross margin was 30.8%, compared with 1997's 30.5%. Including the special charges and project expenses, the third-quarter 1998 gross margin was 24.4%. Third-quarter 1998's adjusted operating margin was even with 1997's 12.3% margin, but a negative 8.6% including the special charges and project expenses.

     Earnings from operations in 1998 are not easily comparable to those of 1997 because of the reclassification of earnings from sales contributed to the ET&B joint venture and due to the special charge provision and related project expenses. A year-over-year comparison of the sum of earnings from operations before special charges and project expenses combined with income from unconsolidated companies provides comparability because it captures the earnings from sales contributed to the ET&B joint venture in both years. Without adjusting to compensate for the reclassification, third-quarter and year-to-date 1998 earnings from operations before special charges and project expenses decreased 3% and increased 1%, to $66.2 million and $193.7 million, respectively, from prior-year periods. The comparable sum of earnings from operations and income from unconsolidated companies for those same periods was unchanged and rose 6% year-over-year, to $71.5 million and $213.6 million, respectively.

     Third-quarter income from unconsolidated companies rose 46% from the prior year as a result of the inclusion of the ET&B joint venture earnings and continued strong equity income from the company's investment in unconsolidated companies.

     Thomas & Betts now anticipates its tax rate for the full year to be slightly less than 30%, better than 1997's 30.5% full-year rate. Management expects a tax rate no higher than 29% for the fourth quarter and 29% for the next several years, in the absence of an acquisition or divestiture with significantly different tax attributes. The company is enjoying the full benefits of tax planning initiatives implemented during 1997 and some additional actions taken this year.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities during the first nine months of 1998 generated $29 million in net cash. Accounts receivable increased from year-end 1997 primarily as a result of sales volume increases and acquisitions. Inventory levels were higher than year-end levels to accommodate both higher sales volumes and new product introductions and to provide additional safety stock as the company moved product lines among plants to lower manufacturing costs as part of the cost-reduction efforts initiated in the third quarter.

     Capital expenditures through nine months totaled $96.8 million, an increase of 11.4% versus the same period of 1997. In part, the higher spending was due to incremental spending on enhanced information systems. Dividends paid during the first nine months of 1998 totaled $50 million for dividends declared in the fourth quarter of 1997 and in the first and second quarters of 1998.

     As of October 4, 1998, marketable securities, cash and equivalents totaled $86.4 million, compared with $97.6 million as of December 28, 1997. The company had $44 million of commercial paper outstanding as of October 4, 1998, which was backed by $500 million of revolving credit facilities with a group of domestic and foreign banks.

     Thomas & Betts has access to over $260 million of funds under uncommitted credit lines with a variety of banks. Uncommitted borrowings under those lines totaled $129 million on October 4, 1998. Additionally, the company has a number of smaller committed and uncommitted credit facilities to provide funding for its international operations.

     Total long-term debt increased approximately $172 million since December 28, 1997 due primarily to acquisition-related debt and additional working capital requirements. Management believes that its financial resources are sufficient to meet financing needs for the foreseeable future.

OTHER EVENTS

     While worldwide economic conditions are difficult, the company continues to focus on strategic objectives and progress on many fronts. During the quarter, Thomas & Betts announced two acquisitions that support those strategic objectives and made great strides with new products that are adding to current earnings and will benefit future results. On September 3, 1998, Thomas & Betts acquired the manufacturing assets of the cable television
(CATV) trap and filter business of Pico Products, Inc., which broadened the product lines available to CATV customers. On July 30, 1998, the company acquired the assets of Emery Fixtures, Inc., a small designer and manufacturer of custom-designed decorative light fixtures and poles.

     On October 7, 1998, Thomas & Betts announced that it had entered into a definitive agreement to acquire Ocal, Inc. for approximately $20 million in cash. Ocal manufactures PVC-coated conduit and components for use in corrosive industrial environments. Subject to the necessary government approvals, the transaction is expected to close in early January 1999.

     On November 5, 1998, the company acquired Kaufel Group Ltd., a Canadian-based designer, manufacturer and distributor of emergency and other lighting products and systems for industrial and commercial uses. With 75% of sales outside of the U.S., that acquisition furthered the company's strategic thrust to increase foreign sales and added to the company's extensive product offering to electrical markets.

     In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 will require the recognition at fair value of all derivatives as either assets or liabilities in the Consolidated Balance Sheet. Under certain conditions, a derivative can be designated as a hedge allowing the deferral of fair value gains or losses until the offsetting gains or losses on the hedged item are recognized. Statement No. 133 is effective for the first quarter of 2000. At times Thomas & Betts enters into derivative instruments to hedge risks associated with foreign-currency and commodity fluctuations. Although the company has not completed its final evaluation of the effects of the new statement, it does not currently believe that adoption will have a material effect on its future results of operations or financial position.


YEAR 2000 ISSUE

     The Year-2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, any of Thomas & Betts' computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. That could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process orders, prepare invoices or engage in similar normal business activities.

     In 1997, the company began a worldwide technology upgrade of its order-entry and financial reporting computer systems. As part of that project, Thomas & Betts has completed an assessment of its Year-2000 issue and is modifying or replacing portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Management believes that with modifications and replacement of existing software, the Year-2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed in time, the Year-2000 issue could have a material impact on the company's operations.

     Thomas & Betts' plan to resolve the Year-2000 issue involves four phases: assessment, remediation, testing and implementation. To date, the company has completed its assessment of all material computer systems that could be affected by the Year-2000 issue. The completed assessment indicated that many of the company's significant information technology systems could be affected. The assessment also indicated that software used in certain manufacturing equipment is also at risk. If not resolved on a timely basis, those systems could hamper the company's ability to manufacture and ship product from which the company derives a significant portion of its revenues.

     To date, Thomas & Betts is 70% complete on the remediation phase for all material systems and expects to complete software programming and replacement no later than July 1, 1999. After completing the reprogramming and replacement of software, the company's plans call for testing and implementing its information technology systems. To date, the company has completed 70% of its testing and has implemented 60% of its remediated systems. Thomas & Betts expects to complete the testing phase by July 1, 1999, with all remediated systems fully implemented by September 1, 1999.

     With respect to operating equipment, Thomas & Betts has completed an assessment of equipment that could be affected by the Year 2000 Issue. The company is 80% complete in the remediation phase of the resolution process. Testing of this equipment is currently 60% complete. Once testing is complete, the operating equipment will be ready for immediate use. The company expects to complete its remediation efforts by July 1, 1999. Testing and implementation of affected equipment is expected to be completed by September 1, 1999.

     Thomas & Betts has surveyed its important suppliers and vendors, either by mail or telephone, to assess their Year-2000 readiness. To date, the company is not aware of any problems that would materially impact results of operations. However, the company has no means of ensuring that those suppliers and vendors will be Year-2000 ready. The inability of those parties to complete their Year-2000 resolution process would likely have material impact on the company.

     Thomas & Betts is utilizing both internal and external resources to reprogram or replace, test and implement the software and operating equipment for Year-2000 modifications. As part of the previously mentioned worldwide technology upgrade that began in 1997, the company has been and is installing new systems with greatly enhanced functionality that will also solve potential Year-2000 problems in those areas. In addition, Management anticipates that its costs to modify existing software for Year-2000 compliance will be approximately $2 million and to date, the company has spent approximately 50% of this amount on Year-2000 issues.

     Thomas & Betts plans to complete Year-2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. Estimates on the status of completion and the expected completion dates are based on hours expended to date compared to total expected hours. However, there can be no guarantee that those estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel training in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

     Thomas & Betts has not developed a comprehensive contingency plan to address situations that may result if the company is unable to achieve

Year-2000 readiness of its critical operations. However, the company has a contingency plan which covers the critical order processing and distribution systems. A more comprehensive plan will be developed if it becomes clear that the company is not going to achieve its scheduled compliance objectives.

EURO CONVERSION

     On January 1, 1999, 11 of the 15 member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the euro. The participating countries have agreed to adopt the euro as their common legal currency on that date.

     Thomas & Betts is assessing the potential impact to the company that may result from the euro conversion. In addition to tax and accounting considerations, the company is assessing the potential impact from the euro conversion in a number of areas, including the following: (1) the technical challenges to adapt information technology and other systems to accommodate euro-denominated transactions; (2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis; (3) the impact on currency exchange costs and currency exchange rate risk; and (4) the impact on existing contracts.

     The company cannot yet predict the anticipated impact of the euro conversion on its operations.

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

         Examples of such uncertainties include, but are not limited to: changes in customer demand for various products of the Corporation that could affect its overall product mix, margins, plant utilization levels and asset valuations; economic slowdown in the U.S. (contrary to the company's expectations of favorable economic conditions throughout 1998 and 1999) or economic slowdowns in the Corporation's major offshore markets, including Canada, Western Europe (particularly Germany and the U.K.) and Japan; effects of significant changes in monetary and fiscal policies in the U.S. and abroad which could result in currency fluctuations, including fluctuations in the Canadian dollar, German mark, Japanese yen, Swiss franc and U.K. pound; inflationary pressures which could raise interest rates and consequently the Corporation's cost of funds; unforeseen difficulties in completing identified restructuring actions initiated in 1996 in connection with the Augat merger and cost-reduction actions initiated in the third quarter of 1998, including disposal of idle facilities, geographic shifts of production locations and closure of redundant administrative facilities; unforeseen problems in the Corporation's computer systems and from third parties with whom the Corporation deals in business transactions, specifically those related to "Year 2000" date-recognition ability in time-sensitive software; availability and pricing of commodities and materials needed for production of the Corporation's products, including steel, copper, zinc, aluminum, gold and plastic resins; increased downward pressure on selling prices for the Corporation's products; unforeseen difficulties arising from the integration of acquired businesses with the Corporation's operations; undiscovered liabilities arising from future acquisitions of businesses; changes in financial results of, or possibly the relationships with, the Corporation's joint ventures and other equity investments in Taiwan, Japan, Belgium and the U.S.; changes in environmental regulations and policies that could impact projections of remediation expenses; significant changes in governmental policies domestically and abroad that could create trade restrictions, patent enforcement issues, adverse tax rate changes and changes in tax treatment of such items as tax credits, withholding taxes, transfer pricing and other income and expense recognition for tax purposes, including changes in taxation on income generated in Puerto Rico.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed as part of this form:

          (10.1) Credit Agreement dated July 1, 1998 between registrant and a group of banks.

          (10.2) Credit Agreement dated July 1, 1998 between registrant and a group of banks.

          (27.1)  Financial Data Schedule (for SEC use only)
          (27.2)  Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K

          On July 30, 1998, the company filed a current report on Form 8-K, Items 5 and 7, announcing the company's financial results for the second fiscal quarter and announcing a special charge provision to be recorded in its third fiscal quarter.

                          THOMAS & BETTS CORPORATION


                                  SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THOMAS & BETTS CORPORATION
                                   (Registrant)



DATE:   November 17, 1998     /s/Fred R. Jones
        -----------------     -------------------------------------------
                              Fred R. Jones
                              Vice President-Finance and Treasurer


DATE:   November 17, 1998     /s/Jerry Kronenberg
        -----------------     --------------------------------------------
                              Jerry Kronenberg
                              Vice President-General Counsel and Secretary






17