Form 10-K
period 1999-01-03
THOMAS & BETTS CORP
filed 1999-03-23
CIK 97854

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED JANUARY 3, 1999.

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

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock,  $.10 par value                    New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of March 8, 1999, 56,854,414 shares of the Registrant's Common Stock were outstanding and the aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the average bid and asked prices of such stock on the New York Stock Exchange composite tape) was $2,347,035,492.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the fiscal year ended January 3, 1999, are incorporated by reference into Parts I, II and IV.

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 1999, are incorporated by reference into Part III.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                                          PAGE
                                     PART I

ITEM 1.    Business....................................................................     3
ITEM 2.    Properties..................................................................    12
ITEM 3.    Legal Proceedings...........................................................    14
ITEM 4.    Submission of Matters to a Vote of Security
           Holders.....................................................................    16

           Executive Officers of the Registrant........................................    17


                                     PART II

ITEM 5.    Market for Registrant's Common Equity and Related
           Shareholder Matters.........................................................    19
ITEM 6.    Selected Financial Data.....................................................    19
ITEM 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation..........................................    19
ITEM 7A.   Quantitative and Qualitative Disclosures About
           Market Risk ................................................................    19
ITEM 8.    Financial Statements and Supplementary Data.................................    19
ITEM 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure......................................    21


                                    PART III

ITEM 10.   Directors and Executive Officers of the Registrant..........................    22
ITEM 11.   Executive Compensation......................................................    22
ITEM 12.   Security Ownership of Certain Beneficial
           Owners and Management.......................................................    22
ITEM 13.   Certain Relationships and Related Transactions..............................    22


                                     PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K.........................................................    23



EXHIBIT INDEX..........................................................................   E-1


                                     PART I

ITEM 1. BUSINESS

     Thomas & Betts Corporation (the "Corporation" or "Thomas & Betts") is a leading manufacturer of connectors and components for worldwide electrical and electronics markets. Thomas & Betts operates 163 manufacturing and distribution facilities around the globe in over 24 countries. Thomas & Betts was first established in 1898 as a sales agency for electrical wires and raceways, and was incorporated and began manufacturing products in New Jersey in 1917. The Corporation was reincorporated in Tennessee in May 1996. Corporate offices are maintained at 8155 T&B Boulevard, Memphis, Tennessee 38125, and the telephone number at that address is 901-252-8000.

     The Corporation designs, manufactures and sells components used in assembling, maintaining and repairing electrical, electronic and communications systems. The Corporation's products include: 1) electrical components and accessories for industrial, commercial, utility and residential construction, renovation and maintenance applications and for applications in other companies' products primarily in North America, but also in Europe and other areas of the world; 2) electromechanical components, connectors and subsystems for use in high-speed applications involving miniaturization, surface-mounts, electromagnetic interference and multiplexing that are sold to the information processing and automotive industries in North America, Europe and Asia for use in other manufacturers' products; 3) electromechanical components, subsystems and accessories used to maintain, construct and repair cable television, telecommunications and data communications networks worldwide; 4) transmission poles and towers primarily for North American customers; and 5) heating units and accessories for North American and European markets.

     The Corporation classifies its products into business segments that are organized around the market channels through which it sells those products:
Electrical, Electronic Original Equipment Manufacturers (OEMs) and Communications. Some products and sales cannot be classified into those segments and are included in "All Other." About one-half of Thomas & Betts' products meet global specifications and are sold worldwide. Other products, primarily those sold in the Electrical channel, have region-specific standards and are sold mostly in North America or in other regions sharing North American electrical codes.

     The Corporation sells its products through electrical, electronic, telephone, cable and heating, ventilation and air-conditioning (HVAC) distributors, direct to OEMs, and through mass merchandisers, catalog merchandisers and home centers. No single customer of the Corporation accounted for more than 5.5% of 1998 net sales.

     Thomas & Betts pursues growth through market penetration, global expansion, new product development, joint venture arrangements and acquisitions. In 1998, the Corporation completed nine acquisitions for total consideration of $168 million cash and 1,461,000 shares of common stock. In November 1998, Thomas & Betts completed the cash acquisition of Kaufel Group Ltd., more than doubling the lighting product line that Thomas & Betts can offer. Canadian-based Kaufel manufactures emergency lighting products and sells in Canada, the U.S., Europe and Asia-Pacific. The July 1998 acquisition of Telecommunication Devices, Inc., a manufacturer of battery packs for mobile communications equipment, dramatically broadened the Corporation's exposure to the fast-growing area of mobile communications equipment where Thomas & Betts intends to sell other electronics products. Other 1998 acquisitions added to the scope of products offered through Electrical and Communications market channels.

     In 1997, Thomas & Betts completed six acquisitions, the largest of which was the July 1997 acquisition of Diamond Communications Products, Inc. Diamond's products enhanced the Corporation's offering in the "drop-end" portion of the cable television industry that connects cable service to homes and other service destinations. Other 1997 acquisitions increased the breadth of products offered within the Electrical segment.


ELECTRICAL SEGMENT

     The Electrical segment's markets include industrial construction, renovation, maintenance and repair; commercial and residential construction and renovation; project construction; and industrial OEM, primarily in North America. Total sales of the segment were $1,079.8 million, $983.6 million and $827.7 million, or 48.4%, 43.5% and 38.7% of total sales for 1998, 1997 and
1996, respectively.

     Thomas & Betts designs, manufactures and markets thousands of different electrical connectors, components and other products for electrical applications. The Corporation has a leading position in the market for many of those products. Products include fittings and accessories for electrical raceways; fastening products, such as plastic and metallic ties for bundling wire and flexible tubing; connectors, such as compression and mechanical connectors for high-current power and grounding applications; indoor and outdoor switch and outlet boxes, covers and accessories; floor boxes; metal framing used as structural supports for conduits, cable trays, electrical enclosures and lighting raceways; ground rods and clamps; emergency, outdoor security, roadway and hazardous location lighting; circuit breakers, safety switches and meter centers; and other products, including insulation products, wire markers, cable tray and application tooling products. Products are sold under a variety of the Corporation's well-known brand names.

     Electrical products are sold through electrical and utility distributors as well as retail outlets such as home centers and mass merchants. The Corporation has relationships with over 8,000 national, regional and independent distributors, retailers and buying groups with locations across North America. Thomas & Betts has strong relationships with its distributors as a result of the breadth and quality of its product line, innovative service programs, product innovation, competitive pricing and brand-name recognition among end users. Thomas & Betts' products are sold through a network of factory and independent sales representatives who work with distributors, end users and retail outlets to increase demand for its products. The Corporation has thousands of customers, and no single end user, distributor, retailer or group of affiliated distributors accounted for more than 13% of the Electrical segment's 1998 net sales.

     Because electrical standards vary by region, and historically the Corporation has emphasized North American standards, the majority of Electrical segment sales is currently realized in the U.S. and Canada. Thomas & Betts has the potential to increase its participation in markets outside of North America by developing or acquiring product lines that conform to other regional standards.


ELECTRONIC OEM SEGMENT

     Thomas & Betts sells electronic components primarily to OEMs in the automotive, information services, office equipment, mobile communications, industrial electronics, test equipment, computer- aided-engineering and manufacturing systems, instrumentation, medical electronics markets, and additional applications in aerospace. The Corporation also sells products through electronics distributors. Electronic OEM segment sales were

$640.1 million, $756.4 million and $799.5 million, or 28.7%, 33.5% and 37.5% of
Thomas & Betts' total sales for 1998, 1997 and 1996, respectively.

     The Corporation's Electronic OEM components include: battery packs; printed circuit connectors; IDC connectors for mass termination of flat cables; custom-engineered connectors for automotive and professional electronics applications; flexible interconnects, flat cables and assemblies for automotive and other applications; cable ties; terminals; D-subminiature connectors, a broad group of industry standard connectors; custom and standard switches; printed circuit board sockets and terminal blocks. These components are sold under a variety of Thomas & Betts' brand names.

     Thomas & Betts manufactures and sells both custom-designed and standard components through electronic distributors and directly to end users. To enable it to compete in the global electronics marketplace, the Corporation has design, manufacturing and distribution capabilities in North America, Europe and the Far East. Thomas & Betts has a broad customer base, and no single customer accounted for more than 7% of Electronic OEM segment sales in 1998.

     OEM customers are reducing the number of their preferred suppliers, focusing on companies that can meet quality and delivery standards and that have a global presence, a broad product package, strong design capability and competitive prices. The Corporation has been designated as a preferred supplier by many of its most important OEM customers for electronic components, and continues to seek preferred status from other accounts.


COMMUNICATIONS SEGMENT

     Thomas & Betts' Communications segment designs, manufactures and markets electromechanical components, subsystems and accessories used to maintain, construct and repair cable television (CATV), telecommunications and data communications networks. Although the majority of the segment's sales are recorded in North America, the products are of an international standard and are also sold outside of North America. Total Communications segment sales were $261.1 million, $262.1 million and $253.7 million, or 11.7%, 11.6% and 11.9% of the Corporation's total sales for 1998, 1997 and 1996, respectively.

     The Corporation's communications product offering includes: CATV drop hardware; RF connectors; CATV amplifiers; fiber management systems; fiber optic connectors and splitters; modular voice and data connectors and related components; aerial, pole, pedestal and buried splice enclosures; connectors; encapsulation and sheath repair systems; and cable ties.

     Products are sold directly to CATV system operators and also through telecommunications and CATV distributors. Components, with the exception of modular voice and data connectors, are sold under a variety of the Corporation's brand names. Modular voice and data connectors and a package of related products are sold through an exclusive arrangement with IBM's Advanced Connectivity Systems, and are not offered directly to other end users. No single end user or distributor accounted for more than 5.3% of the Corporation's Communications segment 1998 net sales.


OTHER SALES

     The Corporation sells its other products and components, comprised of heating products and steel poles and towers, through distributors and directly to end users. No single end user or distributor accounted for more than 10% of the Corporation's other sales in 1998. Other sales were $249.3 million, $257.4 million and $253.4 million, or 11.2%, 11.4% and 11.9% of the Corporation's total sales for 1998, 1997 and 1996, respectively.


HEATING PRODUCTS

     The Corporation designs, manufactures and markets heating and ventilation products for commercial and industrial buildings. Products include gas, oil and electric unit heaters, gas-fired duct furnaces, indirect and direct gas-fired make-up air heaters, infrared heaters, and evaporative cooling and heat recovery products for the heating, ventilation and air conditioning ("HVAC") marketplace. Those products are sold under the Reznor(R) and E.K. Campbell(R) brand names through HVAC, mechanical and refrigeration distributors in over 1,800 locations throughout North America and Europe.


TRANSMISSION POLES AND TOWERS

     The Corporation designs, manufactures and markets transmission and distribution poles and towers for North American power and telecommunications companies and for export. Those products are primarily sold to five types of end users: investor-owned utilities; cooperatives, which purchase power from utilities and manage its distribution to end users; municipal utilities; cable television operating companies; and telephone companies. The Corporation's products include tubular steel transmission and distribution poles and lattice steel transmission towers. The Corporation manufactures and sells its transmission towers and its transmission and distribution poles under the Lehigh(R), Meyer(R) and Thomas & Betts brand names.


MANUFACTURING AND DISTRIBUTION

     Thomas & Betts employs advanced processes in order to manufacture quality products. The Corporation's manufacturing processes include high-speed stamping, precision molding, machining, plating and automated assembly. The Corporation makes extensive use of computer-aided design and computer-aided manufacturing (CAD/CAM) software and equipment to link product engineering with its factories.

     The Corporation also utilizes other advanced equipment and techniques in the manufacturing and distribution process, including computer software for scheduling, material requirements planning, shop floor control, capacity planning, and the warehousing and shipment of products.

     Thomas & Betts' products enjoy a reputation for quality in the markets in which they are sold. To ensure quality, all of Thomas & Betts' facilities embrace quality programs and 80% of all facilities owned as of October 31, 1998, meet ISO 9000, 9001, 9002 or QS 9000 standards. By year-end 2000, all facilities owned by Thomas & Betts as of January 3, 1999, are expected to have received either ISO or QS certification. The Corporation has implemented quality control processes in its design, manufacturing, delivery and other operations in order to further improve product quality and the service level to customers. These techniques include just-in-time manufacturing programs for more efficient use of machine tools in manufacturing different products, statistical process control, statistical problem solving, and other processes related to the Corporation's Distributor Manufacturer Integration (DMI) program.

     From its origin as a delivery guarantee for electrical distributors, the DMI program has evolved into a partnership for profitability that encompasses purchasing incentives, extensive marketing support, training and service discounts primarily for electrical and CATV distributors. The DMI process is now the benchmark in the electrical components industry for how business through electronic commerce should be conducted. In 1998, participation in the DMI program increased 19% over the previous year. Management believes that the DMI advanced partnership includes customer cost- reduction processes such as automatic stock replenishment, advanced distributor inventory modeling, automatic receiving, price synchronization, invoice balancing and summary billing. The program also gives customers the right to return merchandise, which is prevalent in the electrical components industry. Combining those business process redefinitions with a leading effort in electronic commerce, such as extensive use of industry-standard electronic data interchange (EDI), has made the DMI partnership a success for the Corporation as well as its participating distributors.

RAW MATERIALS

     Thomas & Betts purchases a wide variety of raw materials for the manufacture of its products, including metals such as brass, copper, aluminum, steel plate, steel strip and malleable iron castings, resins and rubber compounds. The Corporation's sources of raw materials and component parts are well established and are sufficiently numerous to avoid serious interruption of production in the event that certain suppliers are unable to provide raw materials and component parts.


RESEARCH AND DEVELOPMENT

     Thomas & Betts has centralized research, development and engineering capabilities for those products that are globally accepted and maintains regional facilities to respond to the specific needs of local markets. The Corporation has a reputation for innovation and value based upon its ability to rapidly develop products that meet the needs of the marketplace.

     The Corporation invests significant resources in its research and development activities. Research, development and engineering expenditures invested into new and improved products and processes were $48.7 million, $53 million and $47.5 million, or 2.2%, 2.3% and 2.2% of total sales for 1998, 1997 and 1996, respectively.

     The Corporation has made major investments and future commitments toward next-generation engineering tools in the areas of solid modeling software and rapid prototyping. The foundation has also been set to integrate these tools across the design, manufacturing and production areas. These research and development activities continue to be focused on high-growth markets and complementary products. Most research and development activity in 1998 took place in the Electronic OEM and Communications segments with efforts focused in part on expanding applications for the Metallized Particle Interconnect (MPI(TM)), microprocessor socket, commercializing polymer lithium ion battery technology for mobile communications applications and developing additional fiber optic products.


PATENTS AND TRADEMARKS

     Thomas & Betts owns approximately 2,550 active patent registrations and applications worldwide. The Corporation has over 1,300 active trademark registrations and applications worldwide, including THOMAS & BETTS, T&B, AGASTAT, ALCOSWITCH, AMERICAN ELECTRIC LIGHTING, ANCHOR, ANSLEY, ARMIGER, ASTER, AUGAT, BLACKBURN, BOWERS, BUCHANAN, CANSTRUT, CATAMOUNT, CENTER-LOK, COLOR-KEYED, COMMANDER, DIAMOND, ELASTOMERIC TECHNOLOGIES, EK CAMPBELL, ELASTIMOLD, ELECTROLINE, EMERGI-LITE, EPITOME, ELECTROLAY, EVER-LOK, E-Z-CODE, FLEXSTRIP, HAZLUX, HOLMBERG, KINDORF, KOLD-N-CLOSE, LIQUID TITE, LRC, MARR, MARRETTE, MAX-GARD, MEYER, MICROLECTRIC, MPI, NEVADA WESTERN, PHOTON, RDI, REZNOR, RUSSELLSTOLL, SACHS, SIGNATURE SERVICE, SNAP-N-SEAL, STA- KON, STEEL CITY, SUPERSTRUT, TDI BATTERIES, TAYLOR, TELZON, TY-FAST, TY-RAP, UNION, VALON and ZINSCO.

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


COMPETITION

     Thomas & Betts encounters competition in all areas of its business, and the methods of competition vary depending on the market into which the Corporation is selling. The Corporation competes primarily on the basis of product quality, technology or innovation, price, performance and customer service. No single company competes directly with Thomas & Betts in all of its product lines, but various companies compete with Thomas & Betts in one or more product lines.

     In total, Thomas & Betts has many competitors varying in size. Some have substantially greater sales and assets than Thomas & Betts while other companies are smaller than Thomas & Betts.


EMPLOYEES

     As of January 3, 1999, the Corporation and its subsidiaries had approximately 19,330 full-time employees worldwide. Employees of the Corporation's international subsidiaries in the aggregate comprise approximately 56% of all employees. Of the total number of employees, 32% are represented by trade unions. The Corporation believes its relationships with its employees are excellent.


REGULATION

     The Corporation is subject to federal, state and local environmental laws and regulations which govern the discharge of pollutants into the air, soil and water, as well as the handling and disposal of solid and hazardous wastes. Thomas & Betts believes that it is currently in substantial compliance with all applicable environmental laws and regulations and that the costs of maintaining or coming into compliance with such environmental laws and regulations will not be material to the Corporation's financial position or results of operations.


FINANCIAL INFORMATION ABOUT FOREIGN AND U.S. DOMESTIC OPERATIONS

     For information concerning financial results for industry segments and foreign and U.S. domestic operations for the three years ended January 3, 1999, refer to Notes 12 and 13, respectively, of Notes to Consolidated Financial Statements contained in the Corporation's 1998 Annual Report to Shareholders, which Notes are incorporated herein by reference. Export sales originating in the U.S. were $37.3 million, $40.2 million and $49.7 million for 1998, 1997 and 1996, respectively.

ITEM 2. PROPERTIES

     The Corporation has total plant, office and distribution space of approximately 11,117,000 sq. ft. in 189 locations in 29 states, the Commonwealth of Puerto Rico and 23 other countries. This space is composed of 7,180,000 sq. ft. of manufacturing space, 2,854,000 sq. ft. of office and distribution space and 1,083,000 sq. ft. of idle space.

     The following table lists the Corporation's manufacturing locations by segment as of January 3, 1999:

                                                                       APPROXIMATE AREA
                                                                           IN SQ. FT.
                                                        NO. OF      ------------------------
SEGMENT                             LOCATION          FACILITIES     LEASED          OWNED
-------                             --------          ----------    --------        --------

Electrical                          Arkansas               1         246,000
                                    California             2         249,480
                                    Georgia                3         220,600         157,818
                                    Massachusetts          2          16,200         116,000
                                    Mississippi            1                         236,648
                                    New Jersey             1                         168,000
                                    New Mexico             2          25,025         100,000
                                    Puerto Rico            2          56,351
                                    South Carolina         1                          85,400
                                    Tennessee              2                         457,000
                                    Texas                  1          35,805
                                    Australia              1          19,350
                                    Barbados               1          22,000
                                    Canada                11          64,200         651,787
                                    Germany                1          25,178
                                    Mexico                 2         459,317
                                    Netherlands            1                          53,800
                                    Spain                  1                           9,146
                                    UK                     5          11,500         119,890


                                                                       APPROXIMATE AREA
                                                                           IN SQ. FT.
                                                        NO. OF      ------------------------
SEGMENT                             LOCATION          FACILITIES     LEASED          OWNED
-------                             --------          ----------    --------        --------

Electronic OEM
                                    California             1         119,500
                                    Florida                1                          65,000
                                    Illinois               2         113,300
                                    Maine                  1                          99,280
                                    Michigan               3                         231,015
                                    Pennsylvania           2          37,000
                                    South Carolina         3                          94,966
                                    Hungary                1          77,472
                                    Japan                  1                          74,777
                                    Luxembourg             1                          43,246
                                    Malaysia               1          24,000
                                    Mexico                 3         846,933
                                    Switzerland            1                         188,000
                                    UK                     1          55,000

Communications
                                    Massachusetts          1                          97,000
                                    New Jersey             1                          69,000
                                    New York               1         174,500
                                    Washington             1          69,667
                                    Canada                 2          65,340
                                    Singapore              1          61,200

Other
                                    Pennsylvania           1                         227,050
                                    South Carolina         1                         105,000
                                    Texas                  1                         147,728
                                    Wisconsin              1                         171,206
                                    Belgium                1         139,880
                                    France                 2          37,359           7,973
                                    Mexico                 1         131,393


     The Corporation leases approximately 214,000 sq. ft. of space in Memphis, Tennessee for its corporate and group headquarters. Principal sales offices and distribution facilities are located in 2,640,000 sq. ft. of property, approximately 40% of which is leased.

     The Corporation has 1,083,000 sq. ft. of idle manufacturing and office space in Alabama, Connecticut, Kansas, Michigan, Pennsylvania, New Jersey, New York, Massachusetts, Oklahoma, Canada, and U.K., not included in the above table.

ITEM 3. LEGAL PROCEEDINGS

     Owners and operators of sites containing hazardous substances, as well as generators of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for cleanup costs and damages arising out of past disposal activity. Such liability in many cases may be imposed regardless of fault or the legality of the original disposal activity. The Corporation is the owner or operator or former owner of various manufacturing facilities currently being evaluated by the Corporation for the presence of contamination that may require remediation, including closed facilities in Anniston, Alabama; Elizabeth, New Jersey; Pittsburgh, Pennsylvania; and currently operated facilities in Hager City, Wisconsin, and Lancaster, South Carolina. In addition, the Corporation is evaluating or remediating, or may have liability associated with, contamination at two manufacturing plants, which were sold by American Electric prior to its acquisition by the Corporation, located in Bainbridge, Georgia, and Medora, Indiana, that may require site remediation.

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

     The Corporation has received notifications from the United States Environmental Protection Agency ("EPA") or similar state environmental regulatory agencies or private parties that the Corporation, along with others, may currently be potentially responsible for the remediation of sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (the "Superfund" Act) or similar state environmental statutes. Pursuant to the Asset Purchase Agreement dated June 28, 1985, between American Electric and ITT Corporation ("ITT"), ITT has to date assumed responsibility for costs associated with contamination prior to June 1985 at four of those sites. The Corporation has assumed responsibility for its share of costs at the remaining eight sites covered by that Agreement.

     In January 1996, the Corporation acquired Amerace Corporation. Pursuant to the various environmental laws and regulations described above, Amerace is evaluating or remediating, or may have liability associated with, contamination at three facilities formerly owned or operated by Amerace, located in Butler, New Jersey; New Milford, New Hampshire; and Tenafly, New Jersey; and at two facilities currently owned and operated by Amerace located in Albuquerque, New Mexico; and Hackettstown, New Jersey. In addition, Amerace has received notifications from the EPA or from similar state environmental regulatory agencies or private parties that Amerace, along with others, may currently be potentially responsible for its share of the costs relating to the remediation of ten sites pursuant to the Superfund Act or similar state environmental statutes.

     In December 1996, the Corporation acquired Augat Inc. Pursuant to the various environmental laws and regulations described above, Augat is evaluating or remediating, or may have liability associated with contamination at five facilities formerly owned or operated by Augat, located in Canton, Massachusetts; Horseheads, New York; Mashpee, Massachusetts; and at two facilities in Montgomery, Alabama. In addition, Augat has received notifications from the EPA or from similar state environmental regulatory agencies or private parties that Augat, along with others, may currently be potentially responsible for its share of the costs relating to the remediation of five sites pursuant to the Superfund Act or similar state environmental statutes.

     In July 1997, the Corporation acquired Diamond Communications, Inc. Pursuant to the various environmental laws and regulations described above, Diamond is evaluating, and may have liability associated with contamination at its Garwood, New Jersey facility.

     In November 1998, the Corporation acquired Kaufel Group, Ltd. Pursuant to the various environmental laws and regulations described above, Kaufel is evaluating, and may have liability associated with contamination at two facilities owned and operated by Kaufel, both located in Dorval, Quebec; and one facility formerly owned and operated by Kaufel, located in Baldwin, New York.

     In January 1999, the Company acquired Ocal, Inc. Pursuant to the various environmental laws and regulations described above, Ocal is evaluating, and may have liability associated with contamination at one facility currently operated by Ocal in Mobile, Alabama.

     The Corporation is not able to predict with certainty the extent of its ultimate liability with respect to any pending or future environmental matters. However, the Corporation does not believe that any such liability with respect to the aforementioned environmental matters will be material to its financial position or results of operations.

     The Corporation is subject to other legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to those other actions will not materially adversely affect the financial position or results of operations of the Corporation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 3, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding executive officers of the Corporation is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

                                                                           DATE ASSUMED
         NAME               POSITION                              AGE    PRESENT POSITION
         ----               --------                              ---    ----------------

Clyde R. Moore              President and                           45    May 1997
                            Chief Executive Officer

T. Roy Burton               President-Electronics OEM               51    March 1994
                            Group

John R. Janulis             Vice President-Controller               54    February 1994

Fred R. Jones               Vice President-                         51    August 1995
                            Chief Financial Officer

Jerry Kronenberg            Vice President-General Counsel          64    May 1998
                            and Secretary

Gregory M. Langston         President-International                 43    February 1998
                            Group

David D. Myler              Vice President-Administration           54    December 1993


W. Neil Parker              President-Electrical                    56    May 1996
                            Components Group

Gary R. Stevenson           President-Operations/                   46    January 1994
                            Administration Group


     Mr. Moore was President and Chief Operating Officer of FL Industries, Inc. (1990 to 1992) and President of its American Electric Division (1985 to
     1992). He was President-Electrical Division (1992 to 1994) and President and Chief Operating Officer (1994 to 1997) of the Corporation.

     Mr. Burton was Vice President-Information Technology Operations (1992 to
     1993), and Vice President-Aerospace Operations (1993 to 1994) of Amphenol Corporation.

     Mr. Janulis was Vice President-Finance of the American Electric Division of FL Industries, Inc. (1990 to 1992) and Vice President-Finance of Thomas & Betts Holdings, Inc. (name changed from FL Industries, Inc. in
     1992) (1992 to 1994).

     Mr. Jones was Senior Vice President and Chief Financial Officer (1992 to
     1995) of Joy Technologies, Inc. (manufacturer of industrial, mining and pollution control equipment) and Vice President-Finance and Treasurer of the Corporation (1995 to 1998).

     Mr. Kronenberg was Chairman of the Labor and Employee Relations Committee of the law firm of McBride, Baker & Coles (1990 to 1994) and Vice President-General Counsel of the Corporation (1994 to 1998).

     Mr. Langston was President of Groupe Schneider Mexico (1992 to 1995) and President-Utility Group of the Corporation (1995 to February 1998).

     Mr. Myler was Vice President-Administration (1991 to 1993) of Thomas & Betts Holdings, Inc. (name changed from FL Industries, Inc. in 1992).

     Mr. Parker was President of Thomas & Betts Limited (1992 to 1996), President-Thomas & Betts Canada (1995 to 1996), and Chief Executive Officer of Thomas & Betts Limited (1996 to 1998).

     Mr. Stevenson was Vice President-Operations of the American Electric Division of FL Industries, Inc. (1989 to 1992), Vice President-Operations (1992 to 1994) of Thomas & Betts Holdings, Inc. (name changed from FL Industries, Inc. in 1992) and Vice President-Operations of the Corporation (1994 to 1998).

     Executive officers are elected by, and serve at the discretion of, the Board of Directors for a term of one year. The current term expires May 5, 1999. There is no arrangement or understanding between any officer and any person, other than a director or executive officer of the Corporation acting in his official capacity, pursuant to which any officer was selected. There is no family relationship between any executive officer and any other officer or director of the Corporation. There has been no event involving any executive officer of the Corporation under any bankruptcy act, criminal proceeding, judgment or injunction during the past five years.

                                     PART II

     Information for Items 5 through 8 of this Report appears in the Corporation's Annual Report to Shareholders for the fiscal year ended January 3, 1999, as indicated in the following table and is incorporated herein by reference.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Information regarding market information, shareholders and dividends is contained in the Financial Highlights, Quarterly Review and Corporate Information sections of the Corporation's Annual Report to Shareholders for the fiscal year ended January 3, 1999, on the inside cover and on pages 43 and 44 and is incorporated herein by reference.


                                                                      PAGE IN
                                                                 ANNUAL REPORT TO
                                                                   SHAREHOLDERS
                                                                 ----------------

ITEM 6.   SELECTED FINANCIAL DATA

          Selected Consolidated Financial Data......................    18


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATION.................................................   19-25


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK.........................................    24



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Consolidated Statements of Earnings.......................    26
          Consolidated Balance Sheets...............................    27

          Consolidated Statements of Cash Flows.....................    28

          Consolidated Statements of Shareholders'
                  Equity............................................    29

          Notes to Consolidated Financial Statements................    30

FORWARD-LOOKING STATEMENTS MAY PROVE INACCURATE

     This document and the documents that are incorporated by reference include various forward-looking statements about Thomas & Betts that are subject to risks and uncertainties. Forward-looking statements include information concerning future results of operations, cost savings and synergies. Also, statements that contain words such as "believes," "expects," "anticipates," "intends," "estimates," or similar expressions are forward-looking statements. Shareholders should note that these forward- looking statements are subject to risks and uncertainties and that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of Thomas & Betts. Accordingly, actual results may differ materially from those expressed or implied by such forward-looking statements contained or incorporated by reference in this document.

     There are numerous important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond the control of Thomas & Betts, including:

     - changes in customer demand for various products of Thomas & Betts that could affect its overall product mix, margins, plant utilization levels and asset valuations;

     - economic slowdown in the U.S. or economic slowdowns in Thomas & Betts' major offshore markets, including Canada, Western Europe, particularly Germany and the U.K., Japan and Taiwan;

     - effects of significant changes in monetary or fiscal policies in the U.S. and abroad which could result in currency fluctuations, including fluctuations in the Canadian dollar, German mark, Japanese yen, Swiss franc and U.K. pound;

     - inflationary pressures which could raise interest rates and consequently Thomas & Betts' cost of funds;

     - unforeseen difficulties in completing identified cost-reduction actions initiated in the third quarter of 1998, including disposal of idle facilities, geographic shifts of production locations and closure of redundant administrative facilities;

     - unforeseen problems in Thomas & Betts' computer systems and from third parties with whom Thomas & Betts deals in business transactions, specifically those related to "Year 2000" date-recognition ability in time-sensitive software;

     - availability and pricing of commodities and materials needed for production of Thomas & Betts' products, including steel, copper, zinc, aluminum, gold and plastic resins;

     - increased downward pressure on selling prices for Thomas & Betts' products;

     - unforeseen difficulties arising from past and future acquisitions of businesses;

     - changes in financial results of, or possibly the relationships with, Thomas & Betts' joint ventures and other equity income investments in Taiwan, Japan, Belgium and the U.S.;

     - changes in environmental regulations and policies that could impact projections of remediation expenses; and

     - significant changes in governmental policies domestically and abroad that could create trade restrictions, patent enforcement issues, adverse tax rate changes and changes to tax treatment of such items as tax credits, withholding taxes, transfer pricing and other income and expense recognition for tax purposes, including changes in taxation on income generated in Puerto Rico.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding members of the Corporation's Board of Directors is presented in sections "Security Ownership," "Board and Committee Membership," "Compensation" and "Proposal No. 1, Election of Directors" and on pages 3 through 14 and pages 16 through 18 of the Definitive Proxy Statement for the Corporation's Annual Meeting of Shareholders which will be held May 5, 1999 and is incorporated herein by reference. Information regarding executive officers of the Corporation is included above in Part I of this Form 10-K under the caption "Executive Officers of the Registrant" pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K. Information required by Item 405 of Regulation S-K is presented in "Section 16(a)
Beneficial Ownership Reporting Compliance" on page 2 of the Definitive Proxy Statement and is incorporated herein by reference.

     Information for Items 11 through 13 of this Report appears in the Definitive Proxy Statement for the Corporation's Annual Meeting of Shareholders to be held on May 5, 1999, as indicated in the following table and is incorporated herein by reference.


                                                               PAGE IN PROXY
                                                                 STATEMENT
                                                               -------------

ITEM 11.   EXECUTIVE COMPENSATION

           Compensation............................................  7


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT

           Security Ownership......................................  3


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS

           Transactions with Nonemployee Directors.................  8

           Employment Contracts, Termination of
                   Employment and Change-of-Control
                   Arrangements for Executives....................  12


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)  1. FINANCIAL STATEMENTS

               The consolidated financial statements of the Corporation, together with the report thereon of KPMG LLP, dated February 5, 1999, are presented on pages 26 through 42 of the Corporation's 1998 Annual Report to Shareholders and are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 5, 6, 7 and 8 hereof, the Corporation's 1998 Annual Report to Shareholders is not to be deemed as filed as part of this Report.

               2. FINANCIAL STATEMENT SCHEDULES

               All financial statement schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements, or the notes thereto, contained in the Corporation's 1998 Annual Report to Shareholders and incorporated herein by reference.

               3. EXHIBITS

               Exhibits 3.1, 3.2, 4.1 through 4.13, 10.1 through 10.15, 12, 13,
               21, 23, 24 are being filed in connection with this Report and incorporated herein by reference.

               The Exhibit Index on pages E-1 through E-4 is incorporated herein by reference.

          (b)  REPORTS ON FORM 8-K

               During the last quarter of the period covered by this Report, the Corporation filed no Current Reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Corporation has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                   THOMAS & BETTS CORPORATION
                                   (Registrant)

                                   BY: /s/ FRED R. JONES
                                       -----------------------------------------
                                          Fred R. Jones
                                          Vice President-Chief Financial Officer
                                          (PRINCIPAL FINANCIAL OFFICER AND
                                          PRINCIPAL ACCOUNTING OFFICER)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Corporation in the capacities and on the dates indicated.


SIGNATURE                     CAPACITY                                    DATE
---------                     --------                                    ----

/s/ CLYDE R. MOORE*           President, Chief Executive
----------------------------  Officer (PRINCIPAL EXECUTIVE
Clyde R. Moore                OFFICER) and Director

/s/ FRED R. JONES             Vice President-Chief                        March 23, 1999
----------------------------  Financial Officer (PRINCIPAL
Fred R. Jones                 FINANCIAL OFFICER AND
                              PRINCIPAL ACCOUNTING OFFICER)

/s/ JERRY KRONENBERG*         Vice President-General
----------------------------  Counsel and Secretary
Jerry Kronenberg

/s/ ERNEST H. DREW*           Director
----------------------------
Ernest H. Drew


/s/ T. KEVIN DUNNIGAN*        Chairman of the Board
----------------------------
(T. Kevin Dunnigan)


/s/ JEANANNE K. HAUSWALD*     Director
----------------------------
Jeananne K. Hauswald


/s/ THOMAS W. JONES*          Director
----------------------------
Thomas W. Jones



SIGNATURE                     CAPACITY                                    DATE
---------                     --------                                    ----

/s/ RONALD B. KALICH, SR.*    Director
----------------------------
Ronald B. Kalich, Sr.


/s/ ROBERT A. KENKEL*         Director
----------------------------
Robert A. Kenkel


/s/ KENNETH R. MASTERSON*     Director
----------------------------
Kenneth R. Masterson


/s/ THOMAS C. MCDERMOTT*      Director
----------------------------
Thomas C. McDermott


/s/ JEAN-PAUL RICHARD*        Director
----------------------------
Jean-Paul Richard


/s/ JERRE L. STEAD*           Director
----------------------------
Jerre L. Stead


/s/ WILLIAM H. WALTRIP*       Director
----------------------------
William H. Waltrip


*By: /s/ FRED R. JONES                                                   March 23, 1999
    ----------------------------
         Fred R. Jones

As attorney-in-fact for the above-
named officers and directors pursuant
to powers of attorney duly executed
by such persons.



                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
-------           ----------------------

3.1 Charter of the Corporation, as amended. (Filed as Exhibit 3.1 to the Corporation's 1997 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)

3.2            By-laws of the Corporation, as amended.

4.1 Indenture dated as of January 15, 1992 between the Corporation and First Trust of New York, as Trustee, relating to the Corporation's debt securities. (Filed as Exhibit 4(a) to the Corporation's 1991 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)

4.2 Supplemental Indenture dated as of May 2, 1996 between the Corporation and First Trust of New York, as Trustee, relating to the Corporation's 8 1/4% Senior Notes due January 15, 2004. (Filed as Exhibit 4.3 to the Corporation's Registration Statement on Form 8-B filed May 2, 1996, and incorporated herein by reference.)

4.3 Second Supplemental Indenture dated as of February 10, 1998 between the Corporation and The Chase Manhattan Bank, as Trustee, relating to the Corporation's Medium-Term Notes the last of which is due February 13, 2003. (Filed as Exhibit 4.1 to the Corporation's Current Report on Form 8-K dated February 10, 1998, Commission File No. 1-4682, and incorporated herein by reference.)

4.4 Third Supplemental Indenture dated May 7, 1998 between the Corporation and The Chase Manhattan Bank, as Trustee, relating to the Corporation's Medium-Term Notes the last of which is due
               May 7, 2008. (Filed as Exhibit 4.1 to the Corporation's Current Report on Form 8-K dated May 4, 1998, Commission File No. 1-4682, and incorporated herein by reference.)

4.5 Indenture dated as of August 1, 1998 between the Corporation and The Bank of New York, as Trustee, relating to the Corporation's debt securities. (Filed as Exhibit 4.1 to the Corporation's Current Report on Form 8-K dated February 3, 1999, Commission File No. 1-4682, and incorporated herein by reference.)

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
-------           ----------------------

4.6 Supplemental Indenture No. 1 dated February 10, 1999 between the Corporation and The Bank of New York, a Trustee, relating to the Corporation's Medium-Term Notes, Series B. (Filed as Exhibit 4.2 to the Corporation's Current Report on Form 8-K dated February 3, 1999, Commission File No. 1-4682, and incorporated herein by reference.)

4.7            Form of 6 1/2% Senior Note due January 15, 2006. (Filed as
               Exhibit 4.4 to the Corporation's Registration Statement No. 33-00893 on Form S-4 filed February 13, 1996, and incorporated herein by reference.)

4.8            Form of 8 1/4% Senior Note due January 15, 2004. (Filed as
               Exhibit 4(b) to the Corporation's 1991 Annual Report on
               Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)

4.9 Form of 6.29% Medium-Term Note due nine months or more from date of issue. (Filed as Exhibit 4.2 to the Corporation's Current Report on Form 8-K dated February 10, 1998, Commission File
               No. 1-4682, and incorporated herein by reference.)

4.10 Form of 6.25% Medium-Term Note due nine months or more from date of issue. (Filed as Exhibit 4.2 to the Corporation's Current Report on Form 8-K dated May 4, 1998, Commission File No. 1-4682, and incorporated herein by reference.)

4.11 Form of 6.39% Medium-Term Note, Series B, due nine months or more from date of issue. (Filed as Exhibit 4.3 to the Corporation's Current Report on Form 8-K dated February 3, 1999, Commission File No. 1-4682, and incorporated herein by reference.)

4.12 Rights Agreement dated as of December 3, 1997 between the Corporation and First Chicago Trust Company of New York, as Rights Agent and Form of Right Certificate. (Filed as Exhibits 1 and 2 to the Corporation's Registration Statement on Form 8-A filed December 15, 1997 and incorporated herein by reference.)

4.13 Indenture dated as of July 22, 1998 between Kaufel Group Ltd., a subsidiary of the Corporation, and Montreal Trust Company of Canada, as Trustee, relating to 7.15% Senior Debentures due 2008. This agreement is not being filed as an exhibit pursuant to Regulation S-K, Item 601(b)(4)(iii); however, the Corporation will provide a copy of such agreement to the Commission upon request.

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
-------           ----------------------

10.1 Five-Year Credit Agreement dated July 1, 1998 among the Corporation, Morgan Guaranty Trust Company of New York, as Agent, and certain lenders. (Filed as Exhibit 10.1 to the Corporation's third quarter 1998 Quarterly Report on Form 10-Q, Commission File No. 1-4682, and incorporated herein by reference.)

10.2 Amendment No. 1 to the Five-Year Credit Agreement dated as of January 4, 1999 among the Corporation, Morgan Guaranty Trust Company of New York, as Agent, and certain lenders.

10.3 364-Day Credit Agreement dated as of July 1, 1998 among the Corporation, Morgan Guaranty Trust Company of New York, as Agent, and certain lenders. (Filed as Exhibit 10.2 to the Corporation's third quarter 1998 Quarterly Report on Form 10-Q, Commission File No. 1-4682, and incorporated herein by reference.)

10.4 Amendment No. 1 to 364-Day Credit Agreement dated as of January 4, 1999 among the Corporation, Morgan Guaranty Trust Company of New York, as Agent, and certain lenders.

10.5 1985 Stock Option Plan. (Filed as Exhibit 10 to the Corporation's 1992 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)

10.6 1990 Stock Option Plan and Form of Stock Option Agreement. (Filed as Exhibit 10 to the Corporation's 1990 Annual Report on
               Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)

10.7           1993 Management Stock Ownership Plan, as amended (filed as
               Exhibit 10.6 to the Corporation's 1997 Annual Report on
               Form 10-K, Commission File No. 1-4682, and incorporated herein by reference), and Forms of Stock Option Agreement.

10.8 Executive Incentive Plan. (A description of the executive incentive plan is contained in the Definitive Proxy Statement for the Corporation's 1999 Annual Meeting of Shareholders, as Proposal No. 2, and is incorporated herein by reference.)

10.9           Pension Restoration Plan effective January 1, 1995. (Filed as
               Exhibit 10.8 to the Corporation's 1997 Annual Report on
               Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
-------           ----------------------

10.10 Retirement Plan for Nonemployee Directors dated September 6, 1989, as amended December 3, 1997. (Filed as Exhibit 10.9 to the Corporation's 1997 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)

10.11 Deferred Fee Plan for Nonemployee Directors as amended and restated effective May 6, 1998.

10.12          Form of executive officer employment agreement, as amended.
               (Filed as Exhibit 10.11 to the Corporation's 1997 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)

10.13          Executive Retirement Plan as amended June 4, 1997.

10.14          Restricted Stock Plan for Nonemployee Directors effective
               May 6, 1992.

10.15 Agreement with T. Kevin Dunnigan dated February 5, 1997. (Filed as Exhibit 10 to the Corporation's 1996 Annual Report on
               Form 10- K, Commission File No. 1-4682, and incorporated herein by reference.)

12             Statement re Computation of Ratio of Earnings to Fixed Charges.

13             Annual Report to Shareholders for the fiscal year ended
               January 3, 1999.

21             Subsidiaries of the Corporation.

23             Consent of Independent Public Accountants.

24             Powers of Attorney.