Form 10-Q
period 1999-04-04
THOMAS & BETTS CORP
filed 1999-05-18
CIK 97854

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1999, OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock - $0.10 Par Value          Outstanding Shares at May 10, 1999
       (TITLE OF EACH CLASS)                            56,865,494

------------------------------------------------------------------------------
------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           THOMAS & BETTS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                                        April 4,             January 3,
                                                                                          1999                 1999
                                                                                      -----------            ----------
ASSETS                                                                                (Unaudited)            (Audited)
Current Assets:
    Cash and cash equivalents                                                         $   37,030            $   64,028
    Marketable securities                                                                 26,666                42,478
    Receivables, net                                                                     443,663               404,784
    Inventories:
       Finished goods                                                                    212,458               202,368
       Work-in-process                                                                    84,529                95,436
       Raw materials                                                                     190,805               171,837
                                                                                       ---------             ---------
                                                                                         487,792               469,641
    Deferred income taxes                                                                 51,570                61,829
    Prepaid expenses                                                                      23,975                15,642
                                                                                       ---------             ---------
Total Current Assets                                                                   1,070,696             1,058,402
Property, plant and equipment                                                          1,209,814             1,162,942
    Less accumulated depreciation                                                        571,130               531,920
                                                                                       ---------             ---------
       Property, plant and equipment - net                                               638,684               631,022
Intangible assets - net                                                                  620,589               621,487
Investments in unconsolidated companies                                                  150,373               142,251
Other assets                                                                              51,415                46,425
                                                                                       ---------             ---------

TOTAL ASSETS                                                                          $2,531,757            $2,499,587
                                                                                       ---------             ---------
                                                                                       ---------             ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable                                                                     $   64,083            $   75,068
    Current maturities of long-term debt                                                  23,041                22,589
    Accounts payable                                                                     270,051               262,483
    Accrued liabilities                                                                  151,057               155,815
    Income taxes                                                                          30,701                55,674
    Dividends payable                                                                     15,971                15,920
                                                                                       ---------             ---------
Total Current Liabilities                                                                554,904               587,549
Long-term debt                                                                           837,162               790,963
Other long-term liabilities                                                               94,380                93,788
Deferred income taxes                                                                     21,003                12,182

Shareholders' Equity:
    Common stock                                                                           5,686                 5,678
    Additional paid-in capital                                                           325,459               322,018
    Retained earnings                                                                    732,525               710,474
    Unearned compensation - restricted stock                                             ( 6,583)              ( 4,534)
    Accumulated other comprehensive income                                               (32,779)              (18,531)
                                                                                       ---------             ---------
Total Shareholders' Equity                                                             1,024,308             1,015,105
                                                                                       ---------             ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $2,531,757            $2,499,587
                                                                                       ---------             ---------
                                                                                       ---------             ---------

Note: Amounts have been restated to include the July 2, 1998 acquisition of Telecommunication Devices Inc., accounted for as a pooling of interests.

See accompanying notes to consolidated financial statements.

                           THOMAS & BETTS CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                       Quarter Ended
                                                                                        -----------------------------------------
                                                                                         April 4,                        April 5,
                                                                                           1999                            1998
                                                                                        ---------                       ---------
Net sales                                                                                $601,518                        $544,508

Costs and expenses:
    Cost of sales                                                                         423,420                         383,412
    Marketing, general and administrative                                                 102,034                          85,330
    Research and development                                                               12,293                          13,303
    Amortization of intangibles                                                             4,574                           4,382
                                                                                         --------                        --------
                                                                                          542,321                         486,427
                                                                                         --------                        --------

Earnings from operations                                                                   59,197                          58,081

Income from unconsolidated companies                                                        8,997                           8,527

Other expense - net                                                                       (14,718)                        (12,856)
                                                                                         --------                        --------

Earnings before income taxes                                                               53,476                          53,752

Income taxes                                                                               15,506                          16,449
                                                                                          -------                        --------

Net earnings                                                                             $ 37,970                        $ 37,303
                                                                                        ---------                       ---------
                                                                                        ---------                       ---------

Net earnings per share:
    Basic                                                                                $   0.67                        $   0.66
                                                                                        ---------                       ---------
                                                                                        ---------                       ---------
    Diluted                                                                              $   0.67                        $   0.65
                                                                                        ---------                       ---------
                                                                                        ---------                       ---------

Average shares outstanding:
    Basic                                                                                  56,798                          56,539
                                                                                        ---------                       ---------
                                                                                        ---------                       ---------
    Diluted                                                                                56,994                          57,008
                                                                                        ---------                       ---------
                                                                                        ---------                       ---------

Cash dividends declared per share                                                        $   0.28                        $   0.28
                                                                                        ---------                       ---------
                                                                                        ---------                       ---------

Note: Amounts have been restated to include the July 2, 1998 acquisition of Telecommunication Devices, Inc., accounted for as a pooling of interests, except for cash dividends per share, which reflect the Corporation's historical per share amount.

See accompanying notes to consolidated financial statements.

                           THOMAS & BETTS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                            Quarter Ended
                                                                                                      ----------------------------
                                                                                                      April 4,            April 5,
                                                                                                        1999                1998
                                                                                                      --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                                           $ 37,970            $ 37,303
Adjustments:
  Depreciation and amortization                                                                          25,841              26,893
  Undistributed earnings from unconsolidated
    companies                                                                                            (8,997)             (4,337)
  Deferred income taxes                                                                                  20,153               5,227

    Changes in operating assets and liabilities, net:
      Receivables                                                                                       (43,192)              9,694
      Inventories                                                                                       (15,899)            (27,259)
      Accounts payable                                                                                    6,958             (36,912)
      Accrued liabilities                                                                                (8,148)            (11,894)
      Income taxes payable                                                                              (24,716)            ( 7,264)
      Other                                                                                             (13,073)            ( 2,118)
                                                                                                       --------            --------
Net cash used in operating activities                                                                   (23,103)            (10,667)
                                                                                                       --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of and investments in businesses, net of
  $7,220 cash in 1999                                                                                   (13,080)            ( 1,098)
Purchases of property, plant and equipment                                                              (31,394)            (34,584)
Proceeds from sale of property, plant
  and equipment                                                                                             160                   -
Marketable securities acquired                                                                                -             (10,330)
Proceeds from matured marketable securities                                                              15,794              11,020
                                                                                                       --------            --------
Net cash used in investing activities                                                                   (28,520)            (34,992)
                                                                                                       --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in borrowings with
    original maturities less than 90 days                                                               (10,985)              5,568
Proceeds from long-term debt and other
    borrowings                                                                                          149,000              89,695
Repayment of long-term debt and other
    borrowings                                                                                         (101,054)            ( 7,137)
Stock options exercised                                                                                   3,449               4,605
Cash dividends paid                                                                                     (15,868)            (31,854)
                                                                                                       --------            --------
Net cash provided by financing activities                                                                24,542              60,877
                                                                                                       --------            --------

EFFECT OF EXCHANGE-RATE CHANGES ON CASH                                                                      83             (   189)
                                                                                                       --------            --------

Net increase (decrease) in cash and cash
    equivalents                                                                                         (26,998)             15,029
Cash and cash equivalents at beginning of period                                                         64,028              45,226
                                                                                                      --------            ---------
Cash and cash equivalents at end of period                                                             $ 37,030            $ 60,255
                                                                                                      --------            ---------
                                                                                                      --------            ---------

Note: Amounts have been restated to include the July 2, 1998 acquisition of Telecommunication Devices, Inc., accounted for as a pooling of interests.

See accompanying notes to consolidated financial statements.

                           THOMAS & BETTS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the financial position as of April 4, 1999 and January 3, 1999, and the results of operations and cash flows for the periods ended April 4, 1999 and April 5, 1998.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1999. The results of operations for the periods ended April 4, 1999 and April 5, 1998 are not necessarily indicative of the operating results for the full year.

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

     The following is a reconciliation of the numerators and denominators of the per share computations:

                                                                                                     Quarter Ended
                                                                                             ----------------------------------
                                                                                             April 4,                  April 5,
(In thousands except per share data)                                                           1999                      1998
                                                                                             --------                  --------
Net earnings                                                                                 $37,970                   $37,303
                                                                                             -------                   -------

Average shares outstanding                                                                    56,798                    56,539
                                                                                             -------                   -------
Basic EPS                                                                                    $  0.67                   $  0.66
                                                                                             -------                   -------
                                                                                             -------                   -------

Average shares outstanding                                                                    56,798                    56,539
Plus assumed exercise of
  stock options                                                                                  196                       469
                                                                                             -------                   -------
                                                                                              56,994                    57,008
                                                                                             -------                   -------
Diluted EPS                                                                                   $ 0.67                   $  0.65
                                                                                             -------                   -------
                                                                                             -------                   -------

                           THOMAS & BETTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   COMPREHENSIVE INCOME

     Total comprehensive income and its components are as follows:

                                                                                                  Quarter Ended
                                                                                        -----------------------------------
                                                                                         April 4,                  April 5,
(In thousands)                                                                             1999                      1998
                                                                                         --------                  --------
Net earnings                                                                             $ 37,970                    $37,303

Foreign currency translation adjustments                                                  (13,685)                    (1,760)
Minimum pension liability adjustment                                                         (551)                         -
Unrealized holding gains (losses)
  on securities                                                                               (12)                         -
                                                                                         --------                    -------

Comprehensive income                                                                     $ 23,722                    $35,543
                                                                                         --------                    -------
                                                                                         --------                    -------

4.   ACQUISITIONS

     The Corporation completed one acquisition during the first quarter of 1999 for total consideration of approximately $20.0 million in cash. The acquisition was accounted for under the purchase method of accounting; accordingly, its results of operations have been included in the consolidated statement of earnings since the date of acquisition. The aggregate purchase price has been allocated to the assets and liabilities based on estimated fair values at the date of acquisition and the excess of approximately $5.9 million was allocated to goodwill. The goodwill is being amortized on a straight-line basis over 40 years.

5.   RESTRUCTURING AND SPECIAL CHARGES

     During the third quarter of 1998, the Corporation recorded pretax restructuring and special charges of $108.5 million primarily related to a program to reduce costs by consolidating several facilities and product-line operations, terminating employees at affected locations, downsizing administrative functions and writing down idle facilities. The charges were comprised of a $62.1 million provision for restructuring operations and $46.4 million of other special charges, of which $30.3 million was charged to cost of sales and $16.1 million to marketing, general and administrative expense. The components of those charges and usage through April 4, 1999 were:

                                                                                           CHARGES TO          REMAINING
                                                                     CHARGES TO         RESERVES DURING        BALANCE AT
                                                      ORIGINAL         RESERVES          FIRST QUARTER          APRIL 4,
                                                      PROVISION      DURING 1998            1999                  1999
                                                      ---------      -----------        ---------------        ----------
Severance and employee related costs                   $ 26.6          $( 5.1)             $( 3.4)                $18.1
Property, plant and equipment write-offs                 25.7           ( 7.0)              ( 0.4)                 18.3
Other facility exit costs                                 9.8           ( 2.3)              ( 0.6)                  6.9
                                                      ---------      -----------        ---------------        ----------
  Provision for restructured operations                  62.1           (14.4)              ( 4.4)                 43.3
                                                      ---------      -----------        ---------------        ----------
Inventory write-offs related to restructuring            25.6(1)        (14.4)              ( 4.6)                  6.6
Costs related to previously idled facilities:
  Write-downs                                             4.7(1)            -                   -                   4.7
  Carrying costs                                         10.4(2)         (2.2)                  -                   8.2
Other                                                     5.7(2)            -               ( 2.3)                  3.4
                                                      ---------      -----------        ---------------        ----------
  Special charge                                         46.4           (16.6)              ( 6.9)                 22.9
  Total                                                $108.5          $(31.0)             $(11.3)                $66.2
                                                      ---------      -----------        ---------------        ----------
                                                      ---------      -----------        ---------------        ----------

Charged to (1) cost of sales, and (2) marketing, general and administrative expense.

     Severance and other employee-related costs involve actions that will result in a net reduction of approximately 400 jobs, including administrative positions at plants and corporate headquarters. As of April 4, 1999, the Corporation had realized a net reduction of approximately 200 jobs. The property, plant and equipment write-offs reduced to fair value the carrying amount of fixed assets that were not relocated in conjunction with their associated manufacturing processes. Assets written down as part of the cost-reduction program remain classified as property, plant and equipment until idled; the adjusted carrying value of the assets still in use was approximately $33.0 million. The effect of suspending depreciation on facilities idled was $0.1 million of depreciation expense reduction in the first quarter of 1999.

     Inventory write-offs primarily relate to items that became obsolete due to modifications of manufacturing processes for product lines being relocated; items not cost-effective to relocate; and, to a lesser degree, inventory associated with discontinued products.

     Costs related to previously idled and written-down facilities were based on management's current estimates of costs necessary to ultimately dispose of, and satisfy obligations related to, such facilities. The majority of those are lease-related costs, which will generally be incurred ratably over an eight-year period.

     The cost-reduction programs commenced in 1998 are expected to be substantially completed by year-end 1999, with disposal of idle facilities anticipated by the end of 2000. Certain other costs, primarily relating to the relocation of inventory, equipment and personnel, are not accruable until incurred. Such costs, which were not included in the $108.5 million provision, amounted to $2.6 million in 1999. Future revenues are not expected to be significantly affected, since the cost-reduction programs are primarily intended to relocate operations rather than discontinue operations.

6.   SEGMENT AND OTHER RELATED DISCLOSURES

     The Corporation has three reportable segments: Electrical, Electronic Original Equipment Manufacturer (Electronic OEM) and Communications. Some business activities cannot be classified in the aforementioned segments and are shown under "Other." The Corporation's reportable segments are based on channels to market, and represent the primary mode used to assess allocation of resources and performance. Management evaluates each segment's profit or loss performance based on earnings before interest, taxes, loss on sale of accounts receivable, restructure and special charges and foreign exchange gains and losses.

                                                                                  Quarter Ended
                                                                       -------------------------------------
SEGMENT INFORMATION                                                     April 4,                   April 5,
(In thousands)                                                           1999                        1998
                                                                       ---------                  ----------
Net Sales:
  Electrical                                                            $321,810                   $260,980
  Electronic OEM                                                         158,016                    171,300
  Communications                                                          62,393                     68,241
  All other                                                               59,299                     43,987
                                                                         -------                    -------

         Total                                                          $601,518                   $544,508
                                                                         -------                    -------
                                                                         -------                    -------

Segment Earnings:
  Electrical                                                            $ 47,781                   $ 44,641
  Electronic OEM                                                          14,007                     16,071
  Communications                                                             151                      5,351
  Related to all other sales                                               6,119                        200
                                                                         -------                    -------

         Total                                                          $ 68,058                   $ 66,263
                                                                         -------                    -------
                                                                         -------                    -------

     The following are reconciliations of the total of reportable segments to the consolidated Corporation:

                                                                                                     Quarter Ended
                                                                                          ------------------------------------
RECONCILIATION TO TOTAL CORPORATION                                                        April 4,                   April 5,
(In thousands)                                                                               1999                      1998
                                                                                          --------                   ---------
Net Sales:
  Total reportable segment net sales                                                      $542,219                   $500,521
  Other sales                                                                               59,299                     43,987
                                                                                           -------                    -------
         Total                                                                            $601,518                   $544,508
                                                                                           -------                    -------
                                                                                           -------                    -------

Earnings Before Income Taxes:
  Total reportable segment earnings                                                       $ 61,939                   $ 66,063
  Earnings on other sales                                                                    6,119                        200
  Interest expense                                                                         (15,740)                   (10,927)
  Loss on sale of receivables                                                              ( 2,265)                   ( 2,387)
  Interest income                                                                            3,292                      1,328
  Foreign currency exchange gains (losses)                                                     131                    (   525)
                                                                                           -------                    -------
         Total                                                                            $ 53,476                   $ 53,752
                                                                                           -------                    -------
                                                                                           -------                    -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     Thomas & Betts Corporation reported record first-quarter financial results for the first quarter of 1999. For the quarter ended April 4, 1999, the Corporation had net earnings of $38.0 million compared with $37.3 million in the same 1998 period. Diluted earnings per share (EPS) were $0.67, two cents above diluted EPS of $0.65 in 1998's first quarter, and basic EPS were $0.67 versus $0.66 in the prior-year quarter.

     First-quarter net sales grew 10.5% to $601.5 million from 1998's $544.5 million. Contributions from acquisitions over the past year, most significantly Kaufel Group, Ltd., increased sales by 11.7%, helping to offset lower year-over-year sales in the Electronic OEM and Communications segments.

     On a geographic perspective, sales to European and Latin American customers improved dramatically in the quarter. European sales rose 45.8% from last year's quarter due to the addition of sales from electrical acquisitions and higher electronic component sales volumes. Sales in Latin America grew 143.1% year over year as a result of increased penetration of core electrical and electronic markets. Sales in Canada were 31.9% higher than 1998's first quarter as a result of the acquisition of Kaufel in late 1998. Sales to customers within the Asia/Pacific region declined 8.9% versus the prior year as the year-over-year negative growth of that region's economies overpowered additional sales from acquisitions.

     The consolidated gross margin remained at 1998's level of 29.6%, while the consolidated operating margin decreased to 9.8% from 10.7% as a result of acquisition-related year-over-year increases in marketing, general and administrative expenses as a percentage of sales.

     First-quarter income from unconsolidated companies increased 5.5% from the prior-year as a result of continued strong equity income from the Corporation's interest in unconsolidated companies in the Electrical segment. Other expense-net was $1.8 million higher than last year primarily due to higher acquisition-related interest expense. The Corporation's effective tax rate for the first quarter was 29% which is the Corporation's projected full-year 1999 effective rate, absent significant acquisitions or divestitures. That rate compared with an effective rate of 30.6% in the 1998 quarter and was lower as Thomas & Betts continued to enjoy the benefits of tax planning initiatives implemented during 1997 and 1998.

SEGMENT RESULTS

     Sales of the Electrical segment increased 23.3% to $321.8 million for the quarter, and segment earnings rose 7.0% to $47.8 million. Sales from acquisitions, together with strong demand in utility markets, accounted for the segment's sales growth. The segment's earnings growth was less than the sales growth due to changes in the mix of products sold. Electrical sales improved month-over-month throughout the quarter, and demand in Canada, where the Corporation records 15% of its Electrical sales, also began to recover late in the quarter in response to higher commodity prices that have fueled an upturn of industrial and commercial construction in that country.

     First-quarter sales of the Electronic OEM segment were $158.0 million, 7.8% lower than the 1998 period. First-quarter segment earnings were $14.0 million, or 12.8% lower compared with 1998's first-quarter results. Volume decreases in components sold to computer and automotive manufacturers and lower prices accounted for the decline. In the quarter the Corporation sold $8.7 million of products based on its Metallized Particle Interconnect (MPI) technology and shipped the first production quantities of its lithium-polymer ion (LPI) battery packs.

     Sales of the Communications segment were $62.4 million, 8.6% lower than 1998's first-quarter level. Uncertainty among U.S. telecommunications customers as a result of industry mergers and depressed foreign economies caused the decrease in segment sales. First-quarter segment earnings were well below those of 1998's quarter with the decline due primarily to an unfavorable shift of sales to lower-margin cable television amplifier products and the lower sales to telecommunications customers.

     Other sales in the first quarter totaled $59.3 million, 34.8% above 1998's first-quarter level. Sales of steel structures rose dramatically year-over-year compared with weak prior-year sales as demand from traditional utility customers' projects returned to more normal levels and sales of wind-generation towers remained strong. Earnings on other sales increased to $6.1 million, $5.9 million over 1998's quarter, due to more effective capacity utilization and expense control in the manufacture of steel structures and heating units.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operating activities was $23.1 million through the first three months of 1999. Accounts receivable rose $38.9 million from year-end 1998 primarily as a result of:

     - temporary increases associated with conversions of the Corporation's various financial systems;

     - payment of volume incentive discounts to customers for their 1998 purchases, reducing accruals for discounts which are recorded as contra assets offsetting gross receivables;

     -    the acquisition of Ocal; and

     - seasonal build-up of accounts receivable generated by the heating business due to its annual pre-season sales program.

     Inventory levels were $18.2 million higher than year-end levels due to three factors:

     -    the acquisition of Ocal;

     -    ramp-up for a new product launch; and

     - safety stock that the Corporation held to avoid customer service disruptions as it moved product lines from one plant to another to achieve lower manufacturing costs.

     Accounts payable increased $7.6 million during the quarter, reflecting additional purchases in support of higher sales and inventory levels.

     Capital expenditures for the first quarter of 1999 totaled $31.4 million, a decrease of 9.2% versus the same period of 1998. The spending decline primarily resulted from lower spending on information systems compared with the prior year's high levels. Dividends paid during the three months of 1999 totaled $15.9 million for dividends declared in the fourth quarter of 1998.

     As of April 4, 1999, marketable securities, cash and equivalents totaled $63.7 million, compared with $106.5 million as of January 4, 1999. The cash balance was reduced as a result of two factors:

     - reduced cash balance requirements while still retaining the same tax benefits related to funds held in Puerto Rico; and

     - improved banking and cash management arrangements related to recent acquisitions.

     Thomas & Betts maintains a commercial paper program, which is backed by $500 million of revolving-credit agreements. At April 4, 1999, $135 million of commercial paper was outstanding. Management believes that its external financial resources and internally generated funds are sufficient to meet the Corporation's immediate short-term capital needs. Longer term, Thomas & Betts will continue to finance future acquisitions through issuance of private or public debt, common stock, other equity instruments, internally generated funds or a combination of those sources.

     On January 5, 1999, the Corporation completed its acquisition of Ocal, Inc., a manufacturer of PVC-coated conduit and components for use in corrosive industrial environments, for cash of approximately $20 million. Ocal's manufacturing facility is located in Mobile, AL.

         In February 1999, the Corporation issued approximately $150 million of 10-year medium-term notes at par with a coupon of 6.39%. The Corporation used the proceeds from that sale to reduce borrowings under its commercial paper program and under uncommitted lines of credit.

OTHER EVENTS

     On January 27, 1999, the Corporation entered into an agreement to acquire the outstanding common stock of AFC Cable Systems, Inc. (AFC) in a stock-for-stock merger valued at approximately $490 million. AFC is a Rhode Island-based manufacturer of electrical and communications products and systems for commercial and industrial buildings. The Corporation is hopeful that the transaction, which is currently pending before the SEC and is subject to approval by the shareholders of both companies, will be completed in the first half of 1999. It is expected to be accounted for as a pooling of interests.

YEAR-2000 READINESS PROGRAM

     Thomas & Betts is actively engaged in a corporate-wide program to ensure its systems and products are Year-2000 compliant. The Year-2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, computer programs that have time-sensitive software are at risk to recognize a date using "00" as the year 1900 rather than the year 2000. Thomas & Betts is taking steps that it believes will ensure no disruption to its operations. In 1997, the Corporation began a worldwide-technology upgrade of its order-entry and financial-reporting computer systems. As part of that project, Thomas & Betts has completed an assessment of its Year-2000 issue and is modifying or replacing portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter.

     Thomas & Betts' plan to resolve the Year-2000 issue involves four phases: assessment, remediation, testing and implementation. As of September 1998, Thomas & Betts had completed its assessment of all significant computer systems that could be affected by the Year-2000 issue. The assessment indicated that many of the Corporation's important information technology systems could be affected, and that software used in certain manufacturing equipment was at risk. Thomas & Betts is currently in the process of correcting those systems and manufacturing equipment that present a risk.

     At April 4, 1999, Thomas & Betts had completed 94% of the remediation phase for all non-compliant legacy programs, and expects to complete remediation of these programs by July 1, 1999. After completing the reprogramming and replacement of software, the Corporation's plans call for testing and implementing its information technology systems. Thomas & Betts has implemented core order entry, distribution, pricing, plant and financial systems that are Year-2000 compliant. The Corporation expects to complete the testing phase by July 1, 1999, with all remediated systems fully implemented by September 1, 1999.

     With respect to operating equipment, Thomas & Betts had completed an assessment of equipment that could be affected by the Year-2000 issue, had completed 75% of the remediation phase and had completed 75% of the testing of that equipment at April 4, 1999. Once testing is completed, the operating equipment will be ready for immediate use. Thomas & Betts expects to complete its equipment remediation efforts by July 1, 1999, and testing and implementing of all affected equipment by September 1, 1999.

     Thomas & Betts has surveyed its important suppliers, vendors and customers, either by mail or telephone, to assess their Year-2000 readiness. To date, the Corporation is not aware of any problems within those groups that would materially affect results of Thomas & Betts' operations.

     The Corporation is utilizing both internal and external resources to reprogram or replace, test and implement the software and operating equipment for Year-2000 modifications. As part of the previously mentioned worldwide-technology upgrade that began in 1997, the Corporation has been and is installing new systems with greatly enhanced functionality that will also solve potential Year-2000 problems in those areas. Management anticipates that its costs to modify existing software for Year-2000 compliance will approximate $2 million, and to date, Thomas & Betts has spent approximately 75% of that amount on Year-2000 issues.

     Thomas & Betts' plans to complete Year-2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. Estimates of the status of completion and the expected completion dates are based on hours expended to date compared to total expected hours. However, there can be no guarantee that those estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel training in this area, and the ability to locate and correct all relevant computer codes and similar uncertainties.

     The Corporation has contingency plans to address situations that may result if the Corporation is unable to achieve Year-2000 readiness of its critical operating systems. Those contingency plans cover the critical order processing and distribution systems, as well as plant operating systems. A majority of those plans involve redundant systems. For example, the Corporation is remediating existing systems in parallel with development of Year-2000 compliant replacement systems for order processing and distribution.

     In the event that the Corporation's actions to correct potential Year-2000 issues are incomplete and its contingency plans fail, the incorrect recognition of the year 2000 by time-sensitive software could result in a system failure or miscalculations causing disruptions of operations -- including, among other things, a temporary inability to process orders, prepare invoices or engage in normal business activities. The Corporation expects that any such disruption would be temporary and likely not material, as any previously undetected root cause for such disruption could likely be identified and fixed in a relatively short period of time. However, if both the Corporation's Year-2000 solution and contingency plans fail for a critical system for a prolonged period, the impact on the Corporation would be material.

     Despite assurances from outside parties of their timely readiness, the Corporation cannot ensure that its suppliers, vendors and customers will resolve all Year-2000 issues. Given the responses to date from its suppliers, vendors and customers, Thomas & Betts believes it is unlikely that a large number of them will experience significant problems due to unresolved Year-2000 issues. Should such an event occur, the Corporation can adjust its order processing cycle to accommodate manual orders from its customers while those third parties resolve outstanding issues. Consequently, the failure by some parties to complete their Year-2000 readiness process would not likely have a material impact on the Corporation. In the event that a large number of customers suffer Year- 2000 compliance issues over a prolonged period, the impact on the Corporation would be material.

EURO CONVERSION

     On January 1, 1999, 11 of the 15 member countries of the European Union established fixed-conversion rates between their existing sovereign currencies and the euro, and began a three-and-one-half-year effort to fully adopt the euro as their common legal currency.

     Thomas & Betts is continuing to assess the potential impact on the Corporation that may result from the euro conversion. In addition to tax and accounting considerations, the Corporation is assessing the potential impact from the euro conversion in a number of areas, including: (1) the technical challenges to adapt information technology and other systems to accommodate euro-denominated transactions; (2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis; (3) the impact on currency exchange costs and currency exchange-rate risks; and
(4) the impact on existing contracts. Thomas & Betts cannot yet predict the anticipated impact of the euro conversion on its operations.

PART II. OTHER INFORMATION

                       THOMAS & BETTS CORPORATION

Item 5. Other Information

     (a)  Forward-Looking Statements May Prove Inaccurate

          This document includes various forward-looking statements about Thomas & Betts which are subject to risks and uncertainties. Forward-looking statements include information concerning future results of operations and cost savings. Statements that contain words such as "believes," "expects," "anticipates," "intends," "estimates" or similar expressions are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, and many factors could affect the future financial results of Thomas & Betts. Accordingly, actual results may differ materially from those expressed or implied by the forward-looking statements contained in this document. For these statements, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

          There are many important factors that could cause actual results to differ materially from those in forward-looking statements, some of which are beyond the control of Thomas & Betts. These factors include, but are not limited to:

          - Negative economic conditions in the countries where Thomas & Betts sells its products which may affect performance;

          - Materially adverse changes in economic or industry conditions generally or in the specific markets served by Thomas & Betts, and economic slowdown in the U.S. or economic slowdowns in Thomas & Betts' major offshore markets, including Europe (particularly Germany and the United Kingdom), Canada, Japan and Taiwan;

          - Adverse regulatory, environmental, monetary or other governmental policies in the U.S. and abroad which could result in currency fluctuations -- including fluctuations in the Canadian dollar, German mark, Japanese yen, Swiss franc and British pound -- which, in turn, could adversely affect Thomas & Betts' revenues and cost of sales;

          - Significant changes in any number of governmental policies domestically and abroad which could create trade restrictions, patent enforcement issues, adverse tax-rate changes and changes to tax treatment of items such as tax credits, withholding taxes, transfer pricing and other income and expense recognition for tax purposes, including changes in taxation on income generated in Puerto Rico;

          - Changes in environmental regulations, including emissions to air, discharge to waters and the generation and handling of waste, which could impact expectations of remediation expenses, and potentially significant expenditures required to comply with environmental regulations and policies that may be adopted or imposed in the future;

          - Rapid expansion through acquisitions and joint ventures which may result in integration difficulties;

          - Inflationary pressures which could raise interest rates and consequently Thomas & Betts' cost of funds;

          - Disagreements and changes in its relationships with its joint venture partners and changes in financial results from its joint ventures and other equity investments, including ventures in Taiwan, Japan, Belgium, Egypt and the U.S.;

          - Strain on management resources and on other resources because of continued rapid growth of the Corporation;

          -    Undiscovered liabilities arising from acquired businesses;

          - Future acquisitions which could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which materially adversely affect operating results and financial condition;

          -    Competition which may negatively affect financial performance;

          - Increased downward pressure on the selling prices for Thomas & Betts' products;

          - Unforeseeable changes in customer demand for various products of Thomas & Betts, which could affect Thomas & Betts' overall product mix, margins, plant utilization levels and asset valuations;

          - Availability of raw materials (especially steel, copper, zinc, aluminum, gold and plastic resins) and significant price fluctuations in the cost of raw materials which could adversely affect Thomas & Betts' financial results;

          - Delayed cost-reduction initiatives or unforeseen difficulties in completing cost-reduction actions, including disposal of idle facilities, geographic shifts of production locations and closure of redundant administrative facilities; and

          - Failure of Year 2000 date-sensitive logic in computer programs and equipment within Thomas & Betts or third parties with whom Thomas & Betts does business which may disrupt business activities and operations.

Item 6. Exhibits and Reports on Form 8-K

         (a)    The following exhibits are filed as part of this form:

                (27.1)       Financial Data Schedule (for SEC use only)
                (27.2)       Financial Data Schedule (for SEC use only)

         (b)    Reports on Form 8-K

                On February 1, 1999, the Corporation filed a current report on Form 8-K, Items 5 and 7, announcing that the Corporation had entered into a definitive agreement to acquire AFC Cable Systems, Inc. in a stock-for-stock merger.

                On February 5, 1999, the Corporation filed a current report on Form 8-K, Items 5 and 7, announcing the Corporation's financial results for the fiscal year ended January 3, 1999.

                On February 12, 1999, the Corporation filed a current report on Form 8-K, Items 5 and 7, announcing that the Corporation's Board of Directors amended the Bylaws of the Corporation and filing certain documents in connection with the issuance of medium-term notes.

                           THOMAS & BETTS CORPORATION

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           THOMAS & BETTS CORPORATION
                                          (Registrant)

DATE:      May 18, 1999         /s/Fred R. Jones
          --------------        --------------------------------------
                                Fred R. Jones
                                Vice President-Chief Financial Officer

DATE:      May 18, 1999         /s/Jerry Kronenberg
          --------------        --------------------------------------------
                                Jerry Kronenberg
                                Vice President-General Counsel and Secretary