Form 10-K/A
period 1999-01-03
THOMAS & BETTS CORP
filed 1999-06-07
CIK 97854

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A


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


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Explanatory Note:
The Registrant is filing the Form 10-K/A to include additional disclosure in
Exhibit 13.

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


SIGNATURE                     CAPACITY                                    DATE
---------                     --------                                    ----

/s/ CLYDE R. MOORE*           President, Chief Executive
----------------------------  Officer (PRINCIPAL EXECUTIVE
Clyde R. Moore                OFFICER) and Director

/s/ FRED R. JONES             Vice President-Chief                        June 7, 1999
----------------------------  Financial Officer (PRINCIPAL
Fred R. Jones                 FINANCIAL OFFICER AND
                              PRINCIPAL ACCOUNTING OFFICER)

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


/s/ THOMAS C. MCDERMOTT*      Director
----------------------------
Thomas C. McDermott


/s/ JEAN-PAUL RICHARD*        Director
----------------------------
Jean-Paul Richard


/s/ JERRE L. STEAD*           Director
----------------------------
Jerre L. Stead


/s/ WILLIAM H. WALTRIP*       Director
----------------------------
William H. Waltrip


*By: /s/ FRED R. JONES                                                   June 7, 1999
    ----------------------------
         Fred R. Jones

As attorney-in-fact for the above-
named officers and directors pursuant
to powers of attorney duly executed
by such persons.

