Form 10-Q/A
period 1999-04-04
THOMAS & BETTS CORP
filed 1999-06-07
CIK 97854

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                   FORM 10-Q/A

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

ITEM 2. The Registrant is amending the Management's Discussion and Analysis of Results of Operations and Financial Condition contained in its Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 1999 to include additional disclosure regarding the Registrant's cost-reduction program. Set forth below is the amended text.

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


COST-REDUCTION PROGRAM

      Cost-reduction savings, net of related project expenses, in the quarter exceeded net savings anticipated at the outset of the cost-reduction program in the third quarter of 1998, as shown in the following table:

(In millions)


                                            FIRST QUARTER 1999
                                        ORIGINALLY
                                        ANTICIPATED      ACTUAL
Savings
--------
   Salaries                               $  2.4          $  2.0
   Manufacturing Labor                       6.1             5.2
   Depreciation                              0.1             0.1
   Overhead                                 (1.0)           (0.6)
                                          ---------       --------
        Total                             $  7.6          $  6.7

Related Project Expenses                    (7.6)           (2.6)
--------------------------                ---------       --------

   Net Savings                            $  -            $  4.1
                                          ---------       --------
                                          ---------       --------

     Net savings in the first quarter exceeded original expectations primarily because lower project expenses were incurred than originally anticipated. Project expenses are primarily relocation and training costs which must be expensed as incurred since they provide future value. The lower level of project expenses actually incurred in the first quarter reflects re-sequencing of the particular projects undertaken to obtain a greater initial benefit. Net savings for the second quarter are expected to be less than $1 million, reflecting higher project expenses; however, for full year 1999 net savings are expected to be substantially the same as originally anticipated at the outset of the program.

     Cash disbursements which were charged against reserves for severance and facility exit costs in the first quarter of 1999 were approximately $4.0 million compared to $7.2 million originally anticipated. The lower expenditure reflects the later timing of facility closures in the first quarter.

     Asset write-offs in the first quarter of 1999 were less than originally anticipated because sales of facilities to be idled, and therefore their related write-offs, have not occurred as rapidly as originally planned.


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

                           THOMAS & BETTS CORPORATION
                                          (Registrant)

DATE:      June 7, 1999         /s/Fred R. Jones
          --------------        --------------------------------------
                                Fred R. Jones
                                Vice President-Chief Financial Officer

DATE:      June 7, 1999         /s/Jerry Kronenberg
          --------------        --------------------------------------------
                                Jerry Kronenberg
                                Vice President-General Counsel and Secretary