Form 10-Q
period 1999-07-04
THOMAS & BETTS CORP
filed 1999-08-16
CIK 97854

------------------------------------------------------------------------------
------------------------------------------------------------------------------


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED JULY 4, 1999, OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock - $0.10 Par Value        Outstanding Shares at August 3, 1999
       (TITLE OF EACH CLASS)                        56,903,545

------------------------------------------------------------------------------
------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           THOMAS & BETTS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                               July 4,        January 3,
                                                                 1999           1999
                                                             -----------     -----------
ASSETS                                                       (Unaudited)
Current Assets:
    Cash and cash equivalents                                $   72,321      $   64,028
    Marketable securities                                        19,001          42,478
    Receivables, net                                            454,916         404,784
    Inventories:
       Finished goods                                           203,078         202,368
       Work-in-process                                           96,231          95,436
       Raw materials                                            186,863         171,837
                                                              ---------       ---------
                                                                486,172         469,641
    Deferred income taxes                                        54,442          61,829
    Prepaid expenses                                             24,355          15,642
                                                              ---------       ---------
Total Current Assets                                          1,111,207       1,058,402
Property, plant and equipment                                 1,234,016       1,162,942
    Less accumulated depreciation                               587,398         531,920
                                                              ---------       ---------
       Property, plant and equipment - net                      646,618         631,022
Intangible assets - net                                         619,729         621,487
Investments in unconsolidated companies                         150,474         142,251
Other assets                                                     50,572          46,425
                                                              ---------       ---------

TOTAL ASSETS                                                 $2,578,600      $2,499,587
                                                              =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable                                            $   62,046      $   75,068
    Current maturities of long-term debt                          5,123          22,589
    Accounts payable                                            280,159         262,483
    Accrued liabilities                                         162,978         155,815
    Income taxes                                                 44,778          55,674
    Dividends payable                                            15,960          15,920
                                                              ---------       ---------
Total Current Liabilities                                       571,044         587,549
Long-term debt                                                  840,905         790,963
Other long-term liabilities                                      96,853          93,788
Deferred income taxes                                            19,603          12,182

Shareholders' Equity:
    Common stock                                                  5,690           5,678
    Additional paid-in capital                                  326,746         322,018
    Retained earnings                                           759,843         710,474
    Unearned compensation - restricted stock                    ( 5,586)        ( 4,534)
    Accumulated other comprehensive income                      (36,498)        (18,531)
                                                              ---------       ---------
Total Shareholders' Equity                                    1,050,195       1,015,105
                                                              ---------       ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $2,578,600      $2,499,587
                                                              =========       =========

See accompanying notes to consolidated financial statements.

                           THOMAS & BETTS CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           Quarter Ended                  Six Months Ended
                                                   ----------------------------     ---------------------------
                                                     July 4,            July 5,       July 4,          July 5,
                                                      1999               1998          1999             1998
                                                   ---------          ---------     ----------       ----------
Net sales                                           $640,181           $553,170      $1,241,699      $1,097,678
Costs and expenses:
    Cost of sales                                    454,004            384,842         877,359         768,269
    Marketing, general and
      administrative                                 102,898             82,340         204,991         167,654
    Research and development                          12,256             12,508          24,559          25,812
    Amortization of intangibles                        4,728              4,115           9,300           8,497
                                                    --------           --------      ----------      ----------
                                                     573,886            483,805       1,116,209         970,232
                                                    --------           --------      ----------      ----------

Earnings from operations                              66,295             69,365         125,490         127,446

Income from unconsolidated
 companies                                             7,718              6,125          16,716          14,652

Other expense - net                                   16,297             16,605          31,013          29,461
                                                    --------           --------      ----------      ----------

Earnings before income taxes                          57,716             58,885         111,193         112,637

Income taxes                                          14,423             17,342          29,930          33,791
                                                    --------           --------      ----------      ----------

Net earnings                                        $ 43,293           $ 41,543      $   81,263      $   78,846
                                                    ========           ========      ==========      ==========


Net earnings per share:
    Basic                                           $   0.76           $   0.73      $     1.43      $     1.39
                                                    ========           ========      ==========      ==========
    Diluted                                         $   0.76           $   0.73      $     1.42      $     1.38
                                                    ========           ========      ==========      ==========

Average shares outstanding:
  Basic                                               56,873             56,709          56,832          56,615
                                                    ========           ========      ==========      ==========
  Diluted                                             57,109             57,191          57,045          57,091
                                                    ========           ========      ==========      ==========


Cash dividends declared
  per share                                         $   0.28           $   0.28      $     0.56      $     0.56
                                                    ========           ========      ==========      ==========


Note:   Certain prior-year amounts have been reclassified to conform to the current-year presentation.

See accompanying notes to consolidated financial statements.

                           THOMAS & BETTS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   Six Months Ended
                                                                              ----------------------------
                                                                               July 4,             July 5,
                                                                                1999                1998
                                                                              --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                  $ 81,263            $ 78,846
Adjustments:
  Depreciation and amortization                                                 51,429              48,785
  Undistributed earnings from unconsolidated
    companies                                                                   (8,216)             (3,473)
  Deferred income taxes                                                         16,037               6,127

  Changes in operating assets and liabilities, net:
    Receivables                                                                (56,612)            (76,243)
    Inventories                                                                (15,731)            (32,366)
    Accounts payable                                                            16,819             ( 7,746)
    Accrued liabilities                                                          3,944             (11,607)
    Income taxes payable                                                       (10,631)            (12,360)
    Other                                                                      (12,024)            (12,461)
                                                                              --------            --------
Net cash provided by (used in) operating activities                             66,278             (22,498)
                                                                              --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of and investments in businesses, net of
 $7,220 cash in 1999                                                           (13,080)            (68,695)
Purchases of property, plant and equipment                                     (66,326)            (66,985)
Proceeds from sale of property, plant and equipment                              5,099               4,664
Marketable securities acquired                                                       -             (25,252)
Proceeds from matured marketable securities                                     23,466              11,585
                                                                              --------            --------
Net cash used in investing activities                                          (50,841)           (144,683)
                                                                              --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in borrowings with
    original maturities less than 90 days                                      (12,890)              1,894
Proceeds from long-term debt and other
    borrowings                                                                 149,000             199,082
Repayment of long-term debt and other
    borrowings                                                                (116,524)            (13,288)
Stock options exercised                                                          4,740               5,621
Cash dividends paid                                                           ( 31,808)            (49,926)
                                                                              --------            --------
Net cash provided by (used in) financing activities                           (  7,482)            143,383
                                                                              --------            --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            338                (280)
                                                                              --------            --------

Net increase (decrease) in cash and cash
    equivalents                                                                  8,293             (24,078)
Cash and cash equivalents at beginning of period                                64,028              45,225
                                                                              --------            --------
Cash and cash equivalents at end of period                                    $ 72,321            $ 21,147
                                                                              ========            ========

See accompanying notes to consolidated financial statements.

                           THOMAS & BETTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.         BASIS OF PRESENTATION

           In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for the fair presentation of the financial position of the Corporation as of July 4, 1999 and January 3, 1999, and the results of operations and cash flows for the periods ended July 4, 1999 and July 5, 1998.

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the fiscal year ended January 3, 1999. The results of operations for the periods ended July 4, 1999 and July 5, 1998 are not necessarily indicative of the operating results for the full year.

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

       The following is a reconciliation of the numerators and denominators of the per share computations:


                                                 Quarter Ended          Six Months Ended
                                              --------------------    --------------------
                                               July 4,     July 5,    July 4,      July 5,
(In thousands except per share data)            1999        1998       1999         1998
                                              -------     --------    -------      -------
Net earnings                                  $43,293     $41,543     $81,263      $78,846
                                              -------     -------     -------      -------

Average shares outstanding                     56,873      56,709      56,832       56,615
                                              -------     -------     -------      -------
Basic EPS                                     $  0.76     $  0.73     $  1.43      $  1.39
                                              =======     =======     =======      =======

Average shares outstanding                     56,873      56,709      56,832       56,615
Plus assumed exercise of
  stock options                                   236         482         213          476
                                              -------     -------     -------      -------
                                               57,109      57,191      57,045       57,091
                                              -------     -------     -------      -------
Diluted EPS                                   $  0.76     $  0.73     $  1.42      $  1.38
                                              =======     =======     =======      =======

3.       COMPREHENSIVE INCOME

         Total comprehensive income and its components are as follows:

                                                        Quarter Ended        Six Months Ended
                                                   ---------------------   ---------------------
                                                   July 4,       July 5,    July 4,     July 5,
(In thousands)                                       1999         1998       1999         1998
                                                   -------      --------   --------     -------
Net earnings                                       $43,293      $41,543    $81,263     $78,846

Foreign currency translation
  adjustments                                       (3,724)      (6,023)   (17,409)     (7,783)

Minimum pension liability adjustment                     -            -       (551)          -

Unrealized holding gains (losses)
  on securities                                          5          117         (7)        117
                                                   -------      -------    -------     -------

Comprehensive income                               $39,574      $35,637    $63,296     $71,180
                                                   =======      =======    =======     =======

4.       ACQUISITIONS

         The Corporation completed one acquisition during the first six months of 1999 for total consideration of approximately $20 million in cash. The acquisition was accounted for under the purchase method of accounting; accordingly, its results of operations have been included in the consolidated statement of earnings since the date of acquisition. The aggregate purchase price has been allocated to the assets and liabilities based on estimated fair values at the date of acquisition and the excess of approximately $5.9 million was allocated to goodwill. The goodwill is being amortized on a straight-line basis over 40 years.

5.       RESTRUCTURING AND SPECIAL CHARGES

         During the third quarter of 1998, the Corporation recorded pretax restructuring and special charges of $108.5 million primarily related to a program to reduce costs by consolidating several facilities and product-line operations, terminating employees at affected locations, downsizing administrative functions and writing down idle facilities. The charges were comprised of a $62.1 million provision for restructuring operations and $46.4 million of other special charges, of which $30.3 million was charged to cost of sales and $16.1 million to marketing, general and administrative expense. The components of those charges and usage through July 4, 1999 were:

                                                                                      Charges to      Remaining
                                                                      Charges to    Reserves During   Balance at
                                                       Original        Reserves    Six Months Ended    July 4,
(in millions)                                          Provision      During 1998    July 4, 1999        1999
                                                       ---------      -----------  ----------------   ----------
Severance and employee-related cost                     $ 26.6          $( 5.1)        $( 6.0)         $15.5
Property, plant and equipment write-offs                  25.7           ( 7.0)         ( 0.4)          18.3
Other facility exit costs                                  9.8            (2.3)          (0.6)           6.9
                                                        ------          ------         ------          -----
  Provision for restructured operations                   62.1           (14.4)         ( 7.0)          40.7
                                                        ------          ------         ------          -----
Inventory write-offs related to restructuring             25.6(1)        (14.4)         ( 5.2)           6.0
Costs related to previously idled facilities:
  Write-downs                                              4.7(1)         (1.5)          (0.1)           3.1
  Carrying costs                                          10.4(2)         (0.7)             -            9.7
Other                                                      5.7(2)            -           (3.3)           2.4
                                                        ------          ------         ------          -----
  Special charge                                          46.4           (16.6)          (8.6)          21.2
                                                        ------          ------         ------          -----
  Total                                                 $108.5          $(31.0)        $(15.6)         $61.9
                                                        ======          ======         ======          =====

Charged to (1) cost of sales and (2) marketing, general and administrative expense.


         Severance and other employee-related costs involve actions that will result in a net reduction of approximately 400 jobs, including administrative positions at plants and corporate headquarters. As of July 4, 1999, the Corporation had realized a net reduction of approximately 249 jobs. The property, plant and equipment write-downs reduced the carrying value of fixed assets not relocated in conjunction with their associated manufacturing processes to fair value. Assets written down as part of the cost-reduction program remain classified as property, plant and equipment until idled; the adjusted carrying value of the assets still in use was $26.7 million. The effect of suspending depreciation on facilities idled was $0.1 million of depreciation expense reduction in the first six months of 1999.

         Inventory write-offs primarily relate to items that became obsolete due to modifications of manufacturing processes for product lines being relocated; items not cost-effective to relocate; and, to a lesser degree, inventory associated with discontinued products.

         Costs related to previously idled and written-down facilities were based on management's current estimates of costs necessary to ultimately dispose of, and satisfy obligations related to, such facilities. The majority of those costs are lease-related, and will generally be incurred ratably over an eight-year period.

         The cost-reduction program commenced in 1998 is expected to be substantially completed by year-end 1999, with disposal of idle facilities anticipated by the end of 2000. Certain other costs, primarily relating to the relocation of inventory, equipment and personnel, are not accruable until incurred. Such costs, which were not included in the $108.5 million provision, amounted to $7.0 million in the first six months of 1999. Future revenues are not expected to be significantly affected, since the cost-reduction program is primarily intended to relocate operations rather than discontinue operations.

 6.      SEGMENT AND OTHER RELATED DISCLOSURES

         The Corporation has three reportable segments: Electrical, Electronic Original Equipment Manufacturers (Electronic OEM) and Communications. Some business activities cannot be classified in the aforementioned segments and are shown under "All other." The Corporation's reportable segments are based on channels to market, and represent the primary mode used to assess allocation of resources and performance. Management evaluates each segment's profit or loss performance based on earnings before interest, taxes, loss on sale of accounts receivable, restructure and special charges, foreign exchange gains and losses and acquisition-related transaction expenses.

                                                             Quarter Ended               Six Months Ended
                                                           --------------------     --------------------------
SEGMENT INFORMATION                                         July 4,    July 5,         July 4,         July 5,
(In thousands)                                               1999       1998            1999            1998
                                                           ---------  ---------     ----------     -----------
Net Sales:
  Electrical                                               $351,356    $274,953     $  673,166     $  535,933
  Electronic OEM                                            168,971     157,537        326,987        328,837
  Communications                                             68,592      69,103        130,985        137,344
  All other                                                  51,262      51,577        110,561         95,564
                                                            -------     -------      ---------      ---------
         Total                                             $640,181    $553,170     $1,241,699     $1,097,678
                                                            =======     =======      =========      =========
Segment Earnings:
  Electrical                                               $ 51,772    $ 48,982     $   99,553         93,623
  Electronic OEM                                             15,190      14,325         29,197         30,396
  Communications                                              1,512       5,744          1,663         11,095
  Related to all other sales                                  6,178       6,053         12,297          6,253
                                                            -------     -------      ---------      ---------
         Total                                             $ 74,652    $ 75,104     $  142,710     $  141,367
                                                            =======     =======      =========      =========

         The following are reconciliations of the total of reportable segments to the consolidated Corporation:

                                                                       Quarter Ended                Six Months Ended
                                                                 -------------------------     ------------------------
RECONCILIATION TO TOTAL CORPORATION                               July 4,          July 5,       July 4,       July 5,
(In thousands)                                                     1999             1998           1999          1998
                                                                 --------         --------     ----------     ---------
Net Sales:
  Total reportable segment net sales                              $588,919        $501,593     $1,131,138     $1,002,114
  Other sales                                                       51,262          51,577        110,561         95,564
                                                                   -------         -------      ---------      ---------
         Total                                                    $640,181        $553,170     $1,241,699     $1,097,678
                                                                   =======         =======      =========      =========
Earnings Before Income Taxes:
  Total reportable segment earnings                               $ 68,474        $ 69,051     $  130,413     $  135,114
  Earnings on other sales                                            6,178           6,053         12,297          6,253
  Interest expense                                                 (16,336)        (12,380)       (32,076)       (23,307)

  Loss on sale of receivables                                      ( 2,248)        ( 2,200)       ( 4,513)       ( 4,587)
  Interest income                                                      898           1,926          4,190          3,254
  Foreign currency exchange gains (losses)                             750         ( 1,521)           882        ( 2,046)
  Acquisition-related transaction expenses                               -         ( 2,044)             -        ( 2,044)
                                                                   -------         -------      ---------      ---------
         Total                                                    $ 57,716        $ 58,885     $  111,193     $  112,637
                                                                   =======         =======      =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

        Thomas & Betts Corporation's financial results for the quarter ended July 4, 1999 topped those of the prior-year quarter, with Thomas & Betts earning net income of $43.3 million compared with $41.5 million in the same 1998 period. Diluted earnings per share (EPS) were $0.76, compared with 1998's diluted EPS of $0.73.

         Second-quarter net sales grew 15.7% to $640.2 million from 1998's $553.2 million. In addition to improvement from the late-1998 Kaufel acquisition, higher core sales in the Corporation's Electrical and Electronic OEM segments contributed to the sales increase.

         On a geographic basis, sales to Canadian customers improved in the quarter on account of a sizeable increase in demand for new electronics components as well as a slight recovery of that natural-resource-price-sensitive economy. Sales to Mexican and Latin American customers continued to show significant growth as Thomas & Betts further expanded its sales and marketing presence in those developing regions. Sales in Europe were up marginally as negative currency translations essentially offset volume gains in that market. The Corporation recorded its third consecutive quarter of sales increases in the Asia/Pacific region to return sales to the level of the prior year's quarter.

         Profitability in 1999's second quarter was negatively impacted by alleged wrongdoing by former employees of the Corporation's battery pack operation in Scotland and a sales mix that favored lower-margin products. The consolidated gross margin was 29.1%, compared with 1998's level of 30.4%, while the consolidated operating margin was 10.4% versus 12.5%.

         Second-quarter income from unconsolidated companies increased 26.0% from the prior year as a result of gains from the Corporation's investments in the ET&B and Elastimold joint ventures. Other expense-net was slightly lower than last year's quarter as the additional acquisition-related interest expense in the 1999 second quarter was lower than acquisition-related transaction expense in 1998's quarter. Year over year interest expense increased to $16.3 million from $12.4 million.

         The tax rate on operating income for the second quarter remained at 29%, as experienced in the past three quarters. However, the provision included a one-time $2.3 million reduction in taxes resulting from approvals of previously filed state income tax refund claims and by a better-than-expected settlement of a European tax examination. The effective tax rate for 1999's second quarter was 25.0% versus 29.5% in the prior-year quarter.

         Through six months, consolidated sales were $1,241.7 million, 13.1% above 1998's level for the same period, primarily due to the acquisition of Kaufel, and higher volumes. The consolidated gross margin through six months of 1999 reflected a sales mix of lower-margin products than in the prior-year period. The six-month 1999 operating margin was 10.1% versus 1998's 11.6% as acquisition-related marketing, general and administrative expenses and expansion of the Corporation's presence in Latin America caused 1999 marketing, general and administrative expense to rise as a percent of sales. Six-month income from unconsolidated companies increased 14.1% as a result of higher earnings from all of the Corporation's equity investments. Other expense-net rose from the year-earlier period due to acquisition-related interest expense. Net earnings for the first half were $81.3 million, an increase of 3.1% from last year, and diluted EPS were $1.42, 2.9% higher than the same period of 1998.


COST-REDUCTION PROGRAM

         Net savings in the six months ended July 4, 1999 exceeded net savings anticipated at the outset of the cost-reduction program initiated in 1998 due to lower-than-anticipated project expenses, as shown in the following table:


                                                                       Six Months Ended
                                                                         July 4, 1999
                                                                    -----------------------
                                                                    Originally
(In millions)                                                       Anticipated    Actual
                                                                    -----------  ----------
Savings:
  Salaries                                                             $  5.8     $  4.6
  Manufacturing labor                                                    14.6       12.3
  Depreciation                                                            0.3        0.2
  Overhead                                                              ( 2.5)     ( 1.8)
                                                                        -----      -----
    Total                                                                18.2       15.3
                                                                        -----      -----

Related project expenses                                                (16.6)     ( 7.0)
                                                                        -----      -----
Net savings                                                            $  1.6     $  8.3
                                                                        =====      =====


        Project expenses are primarily relocation and training costs which must be expensed as incurred because they are expected to provide future value. The lower level of project expenses actually incurred in the first six months of 1999 reflects re-sequencing of the particular projects undertaken to obtain a greater initial benefit. Net savings for the third quarter are expected to be approximately $8 million, reflecting lower project expenses than originally anticipated. The Corporation expects the net savings for the fourth quarter to be lower than originally anticipated due to incurrence during the fourth quarter of the previously delayed project expenses. Full-year 1999 net savings are expected to be substantially the same as originally anticipated at the outset of the program.

        Cash disbursements which were charged against reserves for severance and facility exit costs in the six months ended July 4, 1999 were approximately $7.7 million compared to $13.9 million originally anticipated. The lower expenditure reflects the later timing of facility closures in the six months ended July 4, 1999.

        Asset write-downs in the six months ended July 4, 1999 were less than originally anticipated because sales of facilities to be idled, and therefore their related write-downs, have not occurred as rapidly as originally planned.


SEGMENT RESULTS

         Sales of the Electrical segment grew 27.8% to $351.4 million for the quarter, and segment earnings rose 5.7% to $51.8 million. Sales from acquisitions, together with solid demand from end-users in commercial construction, industrial and utility markets, accounted for the segment's increases. Earnings growth was less than the increase in sales due to the mix of products sold. Through six months, sales increased 25.6% from the prior-year period to $673.2 million with most of the gain resulting from the Kaufel acquisition and solid improvements in volumes sold to utility customers. Segment earnings for the six months were 6.3% higher at $99.6 million. As in the second-quarter comparison, earnings grew at a slower rate than sales due to the mix of products sold.

         Second-quarter sales of the Electronic OEM segment were $169.0 million, 7.3% higher than the same 1998 quarter. Higher year-over-year volumes of battery packs and automotive electronics more than offset modest pricing pressure in the segment. Electronic OEM earnings for the second quarter were $15.2 million, up 6.0%, compared with 1998's results. During the first six months of 1999, price decreases in products sold to computer and automotive OEMs more than offset a moderate improvement in volumes resulting in sales of $327.0 million, 0.6% lower than 1998's first half. Year-to-date segment earnings were $29.2 million, a 3.9% decrease compared with 1998. Profitability of the segment in both the second quarter and first half of 1999 was negatively impacted by alleged wrongdoing within the battery pack operation.

         During the second quarter Thomas & Betts uncovered what appears to be wrongdoing on the part of several former employees of its Dundee, Scotland battery pack operation. Scottish authorities are involved, and the Corporation has sought injunctive relief in Scotland against those employees and the competing operation they started while still employed by Thomas & Betts. The alleged activity involved theft of intellectual property, use of confidential customer and supplier information, disruption of supply chain and quality processes and misleading suppliers, customers and employees regarding the future of that business. These activities are believed to have resulted in approximately $6 million of lost sales and $3 million of operating income shortfall recognized during the second quarter. Investigation into the conduct of the former employees continues, and the Corporation is pursuing vigorously all legal remedies against these individuals. Thomas & Betts believes that it has overcome disruptions of the supply chain in that business caused by the alleged activity, and is again fully servicing its customers with quality product.

         Sales of the Communications segment were $68.6 million in 1999's second quarter and $131.0 million in the first half, or 0.7% and 4.6% lower than the respective 1998 periods. Weak international demand for telecommunications products and depressed sales to U.S. customers involved in telecommunications industry consolidation reversed gains in data communications and cable television markets. Second-quarter segment earnings were $1.5 million, 73.7% below 1998's levels, but improved from the $0.2 million posted by the segment in the first quarter of 1999. For the first half, earnings were $1.7 million, versus $11.1 million in the 1998 period. The year-over-year change in profitability of the segment is due primarily to an unfavorable shift of sales to lower-margin cable television amplifier products and the lower sales to telecommunications customers.

         In late July, the Corporation announced that it had executed a letter of intent for Scientific-Atlanta to purchase certain of Thomas & Betts' broadband product lines. That transaction is expected to close in late August 1999, and will allow Thomas & Betts to return its focus within the cable television business to its core hardware product lines. The product lines to be sold had 1998 sales of $8.8 million and are expected to have $19.1 million in sales through the first nine months of 1999.

         Other sales in the second quarter were $51.3 million, a decrease of 0.6% from 1998's second-quarter level. Through six months of 1999, other sales totaled $110.6 million, 15.7% greater than the same 1998 period, as demand from traditional utility customers' projects returned to more normal levels and sales of wind-generation towers surged in the first quarter before concluding in the second quarter. Earnings on other sales increased 2.1% to $6.2 million in 1999's second quarter and 96.7% to $12.3 million in the first half due to manufacturing efficiencies.


LIQUIDITY AND CAPITAL RESOURCES

         Operating activities provided cash of $66.3 million through the first six months of 1999. Net receivables increased only $11.3 million during the second quarter on an increase in sales of $38.7 million over the first quarter's level of sales. Through six months accounts receivable rose $50.1 million primarily as a result of:

          -    higher sales volumes;

          - temporary increases associated with conversions of the Corporation's various financial systems;

          - payment of volume incentive discounts to customers for their 1998 purchases, reducing accruals for discounts which are recorded as contra assets offsetting gross receivables; and

          -    the acquisition of Ocal.

         The Corporation's inventory levels declined $1.6 million during the second quarter due primarily to lower safety stocks of inventory that the Corporation held to avoid customer service disruptions as it moved product lines from one plant to another as part of its ongoing cost-reduction program. As of July 4, 1999, inventory levels were $16.5 million higher than year-end levels due to two factors:

          -    increases to support higher sales volumes; and

          -    the acquisition of Ocal.


         Accounts payable increased $17.7 million from year-end 1998 with $10.1 million of that increase in the second quarter, reflecting:

          - additional purchases in support of higher sales and inventory levels; and

          -    extension of payment terms.

         Capital expenditures for the first six months of 1999 totaled $66.3 million, just slightly less than the same period of 1998. Dividends paid during the six months of 1999 totaled $31.8 million for dividends declared in 1998's fourth quarter and 1999's first quarter.

         As of July 4, 1999, marketable securities, cash and equivalents totaled $91.3 million, compared with $106.5 million as of January 4, 1999. The cash balance was reduced as a result of two factors:

          - reduced cash balance requirements in Puerto Rico while still retaining the same tax benefits related to those funds ; and

          - improved banking and cash management arrangements related to recent acquisitions.

         Thomas & Betts maintains a $500 million commercial paper program, which is backed by revolving-credit agreements. At July 4, 1999, $94.6 million of commercial paper was outstanding. In June 1999, the Corporation replaced an expiring $200 million, 364-day revolving-credit agreement with a new $260 million, 364-day revolving-credit agreement with a group of banks. The revolving-credit agreement will be used primarily as a backup facility for the commercial paper program. Management believes that its external financial resources and internally generated funds are sufficient to meet the Corporation's short-term capital needs. Longer term, Thomas & Betts will continue to finance future acquisitions through issuance of private or public debt, common stock, other equity instruments, internally generated funds or a combination of those sources.

         In February 1999, the Corporation issued $150 million of 10-year medium-term notes at par with a coupon of 6.39%. The Corporation used the proceeds from that sale to reduce borrowings under its commercial paper program and under uncommitted lines of credit and for other general corporate purposes.

OTHER EVENTS

         On January 27, 1999, the Corporation entered into an agreement to acquire the outstanding common stock of AFC Cable Systems, Inc. (AFC) in a stock-for-stock merger valued at approximately $490 million. AFC is a Rhode Island-based manufacturer of electrical and communications products and systems for commercial and industrial buildings. This transaction must be approved by the shareholders of Thomas & Betts and AFC. The proxy materials for the necessary meetings are under review at the SEC. The Corporation cannot predict when the materials will be cleared by the SEC, but Thomas & Betts remains hopeful that this transaction will be completed in the third quarter of 1999. The transaction is expected to be accounted for as a pooling of interests.


YEAR-2000 READINESS PROGRAM

         Thomas & Betts is actively engaged in a corporate-wide program to ensure that its systems and products are Year-2000 compliant. The Year-2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, computer programs that have time-sensitive software are at risk to recognize a date using "00" as the year 1900 rather than the year 2000. Thomas & Betts is taking steps that it believes will ensure no disruption to its operations. In 1997, the Corporation began a worldwide-technology upgrade of its order-entry and financial-reporting computer systems. As part of that project, Thomas & Betts has completed an assessment of its Year-2000 issue and is modifying or replacing portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter.

         Thomas & Betts' plan to resolve the Year-2000 issue involves four phases: assessment, remediation, testing and implementation. In 1998, Thomas & Betts had completed its assessment of all significant computer systems that could be affected by the Year-2000 issue. The assessment indicated that many of the Corporation's important information technology systems could be affected, and that software used in certain manufacturing equipment was at risk. Thomas & Betts is currently completing correction of those systems and manufacturing equipment that present a risk.

         At July 4, 1999, Thomas & Betts had completed the remediation phase for all non-compliant legacy programs. The Corporation's plans now call for completion of testing and implementing its information technology systems. Thomas & Betts has implemented core order entry, distribution, pricing, plant and financial systems that are Year-2000 compliant. The Corporation expects to complete the testing phase before September 1, 1999, with all remediated systems fully implemented by September 1, 1999.

         With respect to operating equipment, at July 4, 1999 Thomas & Betts had completed an assessment of equipment that could be affected by the Year-2000 issue, had completed 90% of the remediation phase and had completed 90% of the testing of that equipment. Once testing is completed, the operating equipment will be ready for immediate use. Thomas & Betts expects to complete its equipment remediation efforts by September 1, 1999, and testing and implementing of all affected equipment by September 1, 1999.

         Thomas & Betts has surveyed its important suppliers, vendors and customers, either by mail or telephone, to assess their Year-2000 readiness. To date, the Corporation is not aware of any problems within those groups that would materially affect results of Thomas & Betts' operations.

         The Corporation is utilizing both internal and external resources to reprogram or replace, test and implement the software and operating equipment for Year-2000 modifications. As part of the previously mentioned worldwide-technology upgrade that began in 1997, the Corporation has been and is installing new systems with greatly enhanced functionality that will also solve potential Year-2000 problems in those areas. Management anticipates that its costs to modify existing software for Year-2000 compliance will approximate $2 million, and to date, Thomas & Betts has spent approximately 90% of that amount.

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

         Despite assurances from outside parties of their timely readiness, the Corporation cannot ensure that its suppliers, vendors and customers will resolve all Year-2000 issues. Given the responses to date from its suppliers, vendors and customers, Thomas & Betts believes it is unlikely that a large number of them will experience significant problems due to unresolved Year-2000 issues. Should such an event occur, the Corporation can adjust its order processing cycle to accommodate manual orders from its customers while those third parties resolve outstanding issues. Consequently, the failure by some parties to complete their Year-2000 readiness process would not likely have a material impact on the Corporation. In the event that a large number of customers suffer Year-2000 compliance issues over a prolonged period, the impact on the Corporation would be material.


EURO CONVERSION

         On January 1, 1999, 11 of the 15 member countries of the European Union established fixed-conversion rates between their existing sovereign currencies and the euro, and began a three-and-one-half-year effort to fully adopt the euro as their common legal currency.

         Thomas & Betts is continuing to assess the potential impact on the Corporation that may result from the euro conversion. In addition to tax and accounting considerations, the Corporation is assessing the potential impact from the euro conversion in a number of areas, including: (1) the technical challenges to adapt information technology and other systems to accommodate euro-denominated transactions; (2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis; and (3) the impact on currency exchange costs and currency exchange-rate risks. Thomas & Betts cannot yet predict the long-term impact of the euro conversion on its operations, but to date the impact has not been material.

PART II.  OTHER INFORMATION


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 The matters which were voted upon at the Annual Meeting of Shareholders held on May 5, 1999, and the results of the voting are set forth below:


                 1.     Nominees for Director                    For                    Withheld
                        ----------------------                ----------                --------
                        Ernest H. Drew                        51,113,248                715,695
                        T. Kevin Dunnigan                     51,100,341                728,602
                        Jeananne K. Hauswald                  51,116,335                712,608
                        Ronald B. Kalich, Sr.                 51,112,184                716,759
                        Robert A. Kenkel                      51,106,502                722,441
                        Kenneth R. Masterson                  51,108,580                720,363
                        Thomas C. McDermott                   51,108,025                720,918
                        Clyde R. Moore                        51,073,870                755,073
                        Jean-Paul Richard                     51,108,559                720,384
                        Jerre L. Stead                        51,108,749                720,194
                        William H. Waltrip                    51,109,678                719,265

                 2.     A proposal to approve the Thomas & Betts Corporation
                        Executive Incentive Plan, as amended, received
                        46,295,628 votes for and 5,241,867 votes against, with 291,448 abstentions and no broker non-votes.

                 3.     A proposal to ratify the appointment of KPMG
                        LLP as independent public accountants
                        received 51,580,509 votes for and 80,002 votes against, with 168,432 abstentions and no broker non-votes.

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

- Disagreements and changes in Thomas & Betts' relationships with its joint venture partners and changes in financial results from its joint ventures and other equity investments, including ventures in Taiwan, Japan, Belgium, Egypt and the U.S.;

- Strain on management resources and on other resources because of continued rapid growth of Thomas & Betts;

-    Undiscovered liabilities arising from acquired businesses;

- Future acquisitions which could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect operating results and financial condition;

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


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

        (a)      The following exhibits are filed as part of this form:

                 (10.1) Amended and Restated 364-Day $260,000,000 Credit Agreement dated as of June 30, 1999 among Registrant, the Banks listed on the signature pages thereof and Wachovia Bank, N.A., as Agent.

                 (27.1)         Financial Data Schedule (for SEC use only)

                 (27.2)         Financial Data Schedule (for SEC use only)



        (b)      Reports on Form 8-K

                 On June 15, 1999, the Corporation filed a current report on Form 8-K, Items 5 and 7, announcing updated information regarding its pending merger with AFC Cable Systems, Inc.

                 On May 4, 1999, the Corporation filed a current report on Form 8-K, Items 5 and 7, announcing the Corporation's financial results for the fiscal quarter ended April 4, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THOMAS & BETTS CORPORATION
                                               (Registrant)



DATE:    August 12, 1999         /s/ Fred R. Jones
      ----------------------     -------------------------------------------
                                 Fred R. Jones
                                 Vice President-Chief Financial Officer


DATE:    August 12, 1999         /s/ Jerry Kronenberg
      ----------------------     -------------------------------------------
                                 Jerry Kronenberg
                                 Vice President-General Counsel and Secretary