Form 10-Q
period 1999-10-03
THOMAS & BETTS CORP
filed 1999-11-17
CIK 97854

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1999, OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ________________.


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock - $0.10 Par Value    Outstanding Shares at November 8, 1999
       (TITLE OF EACH CLASS)                        57,817,879

------------------------------------------------------------------------------
------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           THOMAS & BETTS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                      OCTOBER 3,      JANUARY 3,
                                                         1999           1999
                                                      -----------   ------------
                                                      (UNAUDITED)
ASSETS
Current Assets:
    Cash and cash equivalents                         $   69,675    $   64,028
    Marketable securities                                 16,065        42,478
    Receivables, net                                     477,383       404,784
    Inventories:
       Finished goods                                    214,252       202,368
       Work-in-process                                    93,315        95,436
       Raw materials                                     181,393       171,837
                                                       ---------     ---------
                                                         488,960       469,641
    Deferred income taxes                                 59,903        61,829
    Prepaid expenses                                      29,558        15,642
                                                       ---------     ---------
Total Current Assets                                   1,141,544     1,058,402
Property, plant and equipment                          1,262,340     1,162,942
    Less accumulated depreciation                        594,580       531,920
                                                       ---------     ---------
    Property, plant and equipment - net                  667,760       631,022
Intangible assets - net                                  614,728       621,487
Investments in unconsolidated companies                  155,840       142,251
Other assets                                              60,819        46,425
                                                       ---------     ---------

TOTAL ASSETS                                          $2,640,691    $2,499,587
                                                       ---------     ---------
                                                       ---------     ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable                                     $   75,655    $   75,068
    Current maturities of long-term debt                   4,378        22,589
    Accounts payable                                     315,139       262,483
    Accrued liabilities                                  165,258       155,815
    Income taxes                                          17,998        55,674
    Dividends payable                                     16,169        15,920
                                                       ---------     ---------
Total Current Liabilities                                594,597       587,549
Long-term debt                                           837,103       790,963
Other long-term liabilities                               95,330        93,788
Deferred income taxes                                     22,422        12,182

Shareholders' Equity:
    Common stock                                           5,781         5,678
    Additional paid-in capital                           332,160       322,018
    Retained earnings                                    785,697       710,474
    Unearned compensation - restricted stock              (4,507)       (4,534)
    Accumulated other comprehensive income               (27,892)      (18,531)
                                                       ---------     ---------
Total Shareholders' Equity                             1,091,239     1,015,105
                                                       ---------     ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $2,640,691    $2,499,587
                                                       ---------     ---------
                                                       ---------     ---------

See accompanying notes to consolidated financial statements.

                           THOMAS & BETTS CORPORATION
                       CONSOLIDATED STATEMENT OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                             QUARTER ENDED                           NINE MONTHS ENDED
                                    -----------------------------           ------------------------------
                                    OCTOBER 3,         OCTOBER 4,            OCTOBER 3,          OCTOBER 4,
                                       1999               1998                  1999                1998
                                    ----------         ----------           -----------          ----------
Net sales                            $642,697           $539,797              $1,903,253         $1,637,475

Costs and expenses:
    Cost of sales                     502,353            410,186               1,398,230          1,178,459
    Marketing, general and
      administrative                  104,157             99,939                 316,491            267,992
    Research and development           11,923             11,810                  36,908             37,621
    Amortization of intangibles         4,313              4,114                  13,618             12,606
    Provision (recovery) -
       restructured operations         (4,285)            62,096                  (5,736)            62,096
                                      -------            -------              ----------         ----------
                                      618,461            588,145               1,759,511          1,558,774
                                      -------            -------              ----------         ----------

Earnings (loss) from operations        24,236            (48,348)                143,742             78,701
Income from unconsolidated
    companies                           7,141              5,243                  23,857             19,895
Other expense - net                     7,418              9,590                  39,008             38,654
                                     ---------          --------              ----------         ----------
Earnings (loss) before
    income taxes                       23,959            (52,695)                128,591             59,942
Income taxes                          (26,096)           (15,227)                  2,531             18,564
                                     --------           --------              ----------         ----------
Net earnings (loss)                  $ 50,055           $(37,468)             $  126,060         $   41,378
                                     --------           --------              ----------         ----------
                                     --------           --------              ----------         ----------

Net earnings (loss) per share:
    Basic                            $   0.87           $  (0.66)             $     2.19         $     0.73
                                     --------           --------              ----------         ----------
                                     --------           --------              ----------         ----------
    Diluted                          $   0.86           $  (0.66)             $     2.18         $     0.73
                                     --------           --------              ----------         ----------
                                     --------           --------              ----------         ----------
Average shares outstanding:
    Basic                              57,718             56,732                  57,651             56,650
                                     --------           --------              ----------         ----------
                                     --------           --------              ----------         ----------
    Diluted                            58,017             56,732                  57,891             57,006
                                     --------           --------              ----------         ----------
                                     --------           --------              ----------         ----------
Cash dividends declared
  per share                          $   0.28           $   0.28              $     0.84         $     0.84
                                     --------           --------              ----------         ----------
                                     --------           --------              ----------         ----------

Note: Prior-year amounts have been reclassified to conform to the current-year presentation. Amounts in 1999 have been restated as of the beginning of 1999 to include the August 31, 1999 acquisition of L.E. Mason Co., accounted for as an immaterial pooling of interests, except for cash dividends per share, which reflect the Corporation's historical per share amount .

See accompanying notes to consolidated financial statements.

                           THOMAS & BETTS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                               ------------------------------
                                                               OCTOBER 3,          OCTOBER 4,
                                                                  1999                1998
                                                               ---------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                     $126,060            $ 41,378
Adjustments:
  Depreciation and amortization                                    76,096              71,935
  Provision (recovery) - restructured operations                    5,736              62,096
  Accrued provision for special charges                                 -              46,393
  Income from unconsolidated companies                            (15,357)             (8,716)
  Non-cash one-time charges                                        19,196                   -
  Deferred income taxes                                            13,699            (33,624)

  Changes in operating assets and liabilities, net:
      Receivables                                                 (88,058)            (65,546)
      Inventories                                                 (40,124)            (46,176)
      Accounts payable                                             42,531              (7,836)
      Accrued liabilities                                         (24,362)            (17,088)
      Income taxes payable                                         10,988                (520)
      Other                                                       (20,561)            (13,784)
                                                                 --------            --------
Net cash provided by operating activities                         105,844              28,512
                                                                 --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of and investments in businesses, net of
  $7,220 cash in 1999                                             (17,049)            (75,249)
Purchases of property, plant and equipment                        (98,298)            (96,822)
Proceeds from sale of property, plant and equipment                21,489               5,267
Marketable securities acquired                                          -             (27,598)
Proceeds from matured marketable securities                        26,106              19,371
                                                                   --------          --------
Net cash used in investing activities                             (67,752)           (175,031)
                                                                   --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in borrowings with
  original maturities less than 90 days                           (15,810)             16,335
Proceeds from long-term debt and other
  borrowings                                                      149,000             174,894
Repayment of long-term debt and other
  borrowings                                                     (124,292)            (19,223)
Stock options exercised                                             6,098               5,678
Cash dividends paid                                               (48,688)            (49,966)
                                                                   --------          --------
Net cash provided by (used in) financing activities              ( 33,692)            127,718
                                                                   --------          --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             1,247                (894)
                                                                   --------          --------

Net increase (decrease) in cash and cash
  equivalents                                                       5,647             (19,695)
Cash and cash equivalents at beginning of period                   64,028              45,225
                                                                  -------            --------
Cash and cash equivalents at end of period                       $ 69,675            $ 25,530
                                                                   --------          --------
                                                                   --------          --------

See accompanying notes to consolidated financial statements.

                           THOMAS & BETTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.         BASIS OF PRESENTATION

           In the opinion of management, the accompanying consolidated financial statements contain all adjustments, (which consist of normal recurring adjustments with the exception in 1999 of those adjustments described in Note
6) necessary for the fair presentation of the financial position of the Corporation as of October 3, 1999 and January 3, 1999, and the results of operations and cash flows for the periods ended October 3, 1999 and October 4, 1998.

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K, as amended by its Form 10-K/A, for the fiscal year ended January 3, 1999. Also see Note 6 for a discussion of certain charges and credits recorded as of October 3, 1999. The results of operations for the periods ended October 3, 1999 and October 4, 1998 are not necessarily indicative of the operating results for the full year.

           On October 26, 1999, the Corporation announced that certain one-time items and other charges and credits would be recorded as of October 3, 1999, and that the Corporation might restate its financial statements for the first and second fiscal quarters of 1999 and prior fiscal years. The Corporation is reviewing with its independent auditors the amounts and attributions of these charges and credits to prior periods. A substantial portion of that review is completed. After consultation with its independent auditors and the audit committee of the board of directors, the Corporation decided to restate the previously issued financial statements for the quarter ended April 4, 1999. A decision regarding possible restatement of financial statements for other periods will be made upon completion of the review. The remaining review could possibly also result in changes to the preliminary conclusions regarding attributions of costs to the first quarter of 1999; accordingly, changes, if material, in preliminary attributions to the first quarter could affect financial results for prior periods and the current quarter. If adjustments currently recorded in the quarter ended October 3, 1999 are later determined to be attributable to prior periods, such adjustments will be made in the relevant prior period and eliminated in the current quarter.

           The charges and credits are being taken to correct various accounting errors the Corporation identified during the third quarter of 1999. The reasons for and financial impacts of these corrections are described in Note 6 to these consolidated financial statements.

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

       The following is a reconciliation of the numerators and denominators of the per share computations:

                                                     QUARTER ENDED                NINE MONTHS ENDED
                                        ------------------------------       ----------------------------
                                           OCTOBER 3,       OCTOBER 4,        OCTOBER 3,        OCTOBER 4,
(In thousands except per share data)          1999              1998             1999              1998
                                           ---------         ---------        ---------         ---------
Net earnings (loss)                       $50,055            $(37,468)          $126,060         $41,378
                                          -------            --------           --------         -------
Average shares outstanding                 57,718              56,732             57,651          56,650
                                          -------            --------           --------         -------
Basic EPS                                 $  0.87            $  (0.66)          $   2.19         $  0.73
                                          -------            --------           --------         -------
                                          -------            --------           --------         -------
Average shares outstanding                 57,718              56,732             57,651          56,650
Plus assumed exercise of
  stock options                               299                   0                240             356
                                          -------            --------            -------         -------
                                           58,017              56,732             57,891          57,006
                                          -------            --------            -------         -------
Diluted EPS                               $  0.86            $  (0.66)          $   2.18         $  0.73
                                          -------            --------           --------         -------
                                          -------            --------           --------         -------

3.       COMPREHENSIVE INCOME
         Total comprehensive income and its components are as follows:

                                                     QUARTER ENDED                    NINE MONTHS ENDED
                                          ------------------------------       ------------------------------
                                          OCTOBER 3,          OCTOBER 4,        OCTOBER 3,         OCTOBER 4,
(In thousands)                               1999                1998              1999               1998
                                          ---------           ----------        ---------          ----------
Net earnings (loss)                       $50,055              $(37,468)          $126,060          $41,378
Foreign currency translation
  adjustments                               5,887                (3,723)            (8,610)         (11,506)
Minimum pension liability adjustment            -                     -               (551)               -
Unrealized holding gains (losses)
  on securities                              (193)                  136               (200)             253
                                          -------               -------            -------          -------
Comprehensive income (loss)               $55,749              $(41,055)          $116,699          $30,125
                                          -------               -------            -------          -------
                                          -------               -------            -------          -------

4.       ACQUISITIONS
         The Corporation completed three acquisitions during the first nine months of 1999 for total consideration of approximately $24 million in cash and approximately 870,000 shares of the Corporation's common stock. Two of the acquisitions were accounted for under the purchase method of accounting; accordingly, results of their operations have been included in the consolidated statement of earnings since the dates of acquisition. The aggregate purchase price has been allocated to the assets and liabilities based on estimated fair values at the date of acquisition and the excess of approximately $14 million was allocated to goodwill. The goodwill is being amortized on a straight-line basis over 40 years. One of the acquisitions was accounted for as an immaterial pooling of interests, and its results of operations have been included in the Corporation's results as of the beginning of 1999 without restating prior years' results.

5.       RESTRUCTURING AND SPECIAL CHARGES

         During the third quarter of 1998, the Corporation recorded pretax restructuring and special charges of $108.5 million primarily related to a program to reduce costs by consolidating several facilities and product-line operations, terminating employees at affected locations, downsizing administrative functions and writing down idle facilities. The charges were comprised of a $62.1 million provision for restructuring operations and $46.4 million of other special charges, of which $30.3 million was charged to cost of sales and $16.1 million to marketing, general and administrative expense. The components of those charges and usage through October 3, 1999 were:

                                                                                                 CHARGES TO            REMAINING
                                                                            CHARGES TO           RESERVES DURING       BALANCE AT
                                                             ORIGINAL       RESERVES             NINE MONTHS ENDED     OCTOBER 3,
  (In millions)                                              PROVISION      DURING 1998          OCTOBER 3, 1999       1999
                                                             ---------      -----------          -----------------     ----------
  Severance and employee-related costs                       $ 26.6           $ (5.1)            $(12.2)               $ 9.3
  Property, plant and equipment write-offs                     25.7             (7.0)              (1.7)                17.0
  Other facility exit costs                                     9.8             (2.3)              (0.9)                 6.6
                                                             ------           ------             ------                -----
     Provision for restructured operations                     62.1            (14.4)             (14.8)                32.9
                                                             ------           ------             ------                -----
  Inventory write-offs related to restructuring                25.6(1)         (14.4)              (5.5)                 5.7
  Costs related to previously idled facilities:
     Write-downs                                                4.7(1)          (1.5)              (0.4)                 2.8
     Carrying costs                                            10.4(2)          (0.7)              (0.2)                 9.5
  Other                                                         5.7(2)             -               (3.9)                 1.8
                                                             ------           ------             ------                -----
     Special charge                                            46.4            (16.6)             (10.0)                19.8
                                                             ------           ------             ------                -----
     Total                                                   $108.5           $(31.0)            $(24.8)               $52.7
                                                             ------           ------             ------                -----
                                                             ------           ------             ------                -----

-------------------
Charged to (1) cost of sales and (2) marketing, general and administrative expense.

         Severance and other employee-related costs involve actions that will result in a net reduction of approximately 400 jobs, including administrative positions at plants and corporate headquarters. As of October 3, 1999, the Corporation had realized a net reduction of approximately 263 jobs. The property, plant and equipment write-downs reduced the carrying value of fixed assets not relocated in conjunction with their associated manufacturing processes to fair value. Assets written down as part of the cost-reduction program remain classified as property, plant and equipment until idled; the adjusted carrying value of the assets still in use was $25.3 million. The effect of suspending depreciation on facilities idled was $0.1 million of depreciation expense reduction in the first nine months of 1999.

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

         The cost-reduction program commenced in 1998 is now expected to be completed early in 2000, with disposal of idle facilities anticipated by the end of 2000. Certain other costs, primarily relating to the relocation of inventory, equipment and personnel, are not accruable until incurred. Such costs, which were not included in the $108.5 million provision, amounted to $10.6 million in the first nine months of 1999. Future revenues are not expected to be significantly affected, since the cost-reduction program is primarily intended to relocate operations rather than discontinue operations.

         During the fourth quarter of 1996 as part of the pooling of interests accounting for Augat Inc., the Corporation recorded a restructuring charge of $24.5 million for the integration of Augat and for initiatives affecting Augat and other of the Corporation's operations. While most of these initiatives were implemented, in late 1998 and in 1999 decisions were made not to execute all of the originally planned phases of certain projects provided for by this charge. These decisions resulted in reductions to the restructuring reserve in 1999 of $5.7 million. All other projects included in this restructuring effort are now substantially complete.

6.       ONE-TIME ITEMS AND OTHER CHARGES AND CREDITS

         In late 1997 Thomas & Betts embarked on a global effort to align the Corporation's core information technology systems with its strategic plans and its organization structure in order to meet the information, analysis and decision-making needs of the Corporation and to prepare the Corporation for web-based electronic commerce. As part of that overall plan, in January 1998, Thomas & Betts began converting its legacy financial reporting software system to an Oracle-based financial reporting system. The conversion was prompted to ensure Year-2000 compliance, to accommodate the increased size, complexity and organization structure of Thomas & Betts and to avoid potential control problems arising from non-integrated financial systems. The magnitude of the implementation and the rapid timetable on which it was achieved were directly or indirectly responsible for a number of accounting errors.

         By the third quarter of 1999 the Corporation had virtually completed implementation of its Oracle-based system. With the new system's improved capabilities, during the third quarter management identified accounting errors and mis-estimates (a) which arose from the extensive systems conversion processes or (b) which were then detectable as a result of both more effective analytical capabilities with the new system and decentralization of the accounting control function. These errors, which are more fully described below, resulted from (i) system start-up problems and user errors, (ii) diversion of key accounting personnel to the design, implementation and trouble-shooting activities for the new system, (iii) simultaneous changes in other information technology systems, (iv) concurrent integration of acquisitions into the reporting structure and (v) initial problems encountered in implementing organizational structure changes, including the decentralization of the accounting control function into the divisions within the Corporation's reporting segments. During the third quarter, the Corporation recorded charges to correct those errors and to make other adjustments identified by the new financial reporting system.

         In addition, several one-time items occurred in the quarter ended October 3, 1999. The aggregate effects of the one-time items and the adjustments recorded in the third quarter and in the quarter ended April 4, 1999 are as follows:

                                                                      INCOME/(LOSS) IMPACTS OF ONE-TIME
                                                                      ITEMS AND OTHER CHARGES & CREDITS
                                                                  --------------------------------------
                                                                   PRETAX                   AFTER TAXES
                                                                 ----------                 ------------
QUARTER ENDED OCTOBER 3, 1999
------------------------------
         Tax Refunds and Reduction in
           Taxes Payable (a)                                                                 $ 30,700
         Acquisition & Divestiture Income (b)                     $  8,615                      5,021
         TDI Inventory Adjustments (c)                              (9,542)                    (5,916)
         Other Adjustments (d)                                     (42,533)                   (27,508)
                                                                  ---------                   ---------
                  Total                                            (43,460)                     2,297

QUARTER ENDED APRIL 4, 1999
----------------------------
         Other Adjustments (d)                                      (7,583)                    (5,854)
                                                                  ---------                   ---------
         Total One-Time and Other Adjustments                     $(51,043)                  $ (3,557)
                                                                  ---------                   ---------
                                                                  ---------                   ---------

-------------------
These one-time items and other charges and credits arose as follows:

(a) $12.5 million of the reduction in tax provision resulted from approval of substantially all tax refund claims filed for previous years and $18.2 million resulted from favorable completion of several routine exams during the quarter and a favorable worldwide reassessment of tax exposures.

(b) Acquisition and divestiture income and expense amounts include the transaction income and expense associated with two unconsummated acquisitions, a completed acquisition and divestiture of three amplifier product lines:

                                                                    INCOME/(LOSS) IMPACTS FOR
                                                                    ACQUISITION/DIVESTITURE ACTIVITY
                                                                   FOR QUARTER ENDED OCTOBER 3, 1999
                                                                   ---------------------------------------
                                                                        PRETAX                 AFTER TAXES
                                                                      ---------                -----------
     Termination fee from AFC Cable, net of
       related costs and costs associated
       with another unconsummated acquisition
       possibility                                                    $ 12,483                   $ 7,739
     Transaction costs related to a pooling
       of interests with L.E. Mason Co.                                 (1,708)                   (1,058)
     Net loss on disposition of three amplifier
       product lines                                                    (2,160)                   (1,660)
                                                                         ------                    ------
     Earnings impact from
       acquisition and divestiture activity                           $  8,615                   $ 5,021
                                                                         ------                    ------
                                                                         ------                    ------

     During the third quarter of 1999 the planned merger with AFC Cable Systems, Inc. (AFC) was terminated by AFC to enable it to accept another offer. As a result, the Corporation received a $16 million cash termination fee from AFC. Partially offsetting that termination fee income were costs associated with that terminated transaction and a second unconsummated acquisition. Transaction costs associated with the pooling of interests with L.E. Mason were expensed in the quarter. A net loss was incurred in conjunction with the third-quarter dispositions for cash of three cable-television amplifier product lines.

(c) These adjustments relate to Telecommunications Devices Inc. (TDI), which was acquired by Thomas & Betts in July 1998. In the second quarter of 1999 the Corporation reported alleged wrongdoing of executives in TDI's battery pack operation in Dundee, Scotland. Following the discovery of the alleged wrongdoing in Dundee and in connection with a review of all TDI operations, the Corporation conducted physical inventory counts for battery pack operations in its Romeoville, Illinois plant during the quarter. The inventory count resulted in a $9.2 million reduction of inventory carrying value. Additional adjustments netting to $0.3 million were recorded in the current quarter.

     The Corporation's corrective actions in response to findings in its battery operations include appointment of new management, improvement of cost accounting control and a scheduled upgrade of manufacturing systems during the first quarter of 2000. Management does not expect any further charges stemming from past operations of TDI.

(d) These adjustments predominately relate directly or indirectly to information technology systems' conversions, and they fall into three general areas as follows:

     1. SYSTEMS' CONVERSION ISSUES RELATED TO OPERATIONS IN EUROPE. In October 1998 a new order entry system was launched in Europe, and its data output was interfaced with the other newly installed systems. A number of billing errors were generated by the new order entry system as a result of database errors and interface errors with other new systems. A total of $5.7 million of negative adjustments were recorded to reflect the impact of processing the remaining backlog of credits for billing errors for which a definitive estimate was completed during the quarter. Of the total amount, $3.0 million expense was attributed to the first quarter of 1999. Another adjustment resulting from systems' conversions in Europe relates to incorrect recording of inter-company inventory transfers, which increased cost of goods sold by $1.0 million in the current quarter.

     2. CONVERSION ISSUES RELATED TO THE ELECTRICAL SEGMENT. Disconnects in the flow of information with regard to promotional discounts and volume incentive discounts gave rise to cumulative adjustments in the third quarter of 1999 of $5.7 million and $4.5 million, respectively. Of these amounts, $0.9 million of expense is attributable to the first quarter of 1999. Management has since changed procedures to correct for these disconnects.

     3. OTHER CONVERSION ISSUES. As the Oracle system matured, management deployed account analysis capabilities and exception reports and reassigned accounting personnel who had been working on the Oracle systems implementation to decentralized accounting and control functions. The deployment of these resources to the divisions resulted in the identification of a number of both increases and decreases in various balance sheet accounts totaling net charges of $18.7 million, including such items as the following:

          - Analyses of inventory balances resulted in an $8.9 million write-down in the carrying value of inventory in Mexico believed to be related to numerous product line relocations to plants in Mexico.

          - The Corporation recognized an additional $4.9 million of commissions expense to correct data entry errors. Concurrent changes in the Corporation's sales representative organization had obscured the errors. The portion attributable to the first quarters of 1999 is $2.1 million.

          - The Corporation recognized an additional $2.3 million of costs related to a canceled product-line start-up in Mexico and cumulative booking errors related to product line moves between U.S. and Mexican plants. The portion attributable to the first quarter of 1999 is $1.3 million. An additional $1.0 million of costs related to inventory transfers between U.S. and Canadian operations was expensed in the current quarter.

          - Cash discount expense accruals were increased by $1.6 million in the current quarter to correct an error created by a design flaw in the new financial reporting system.

          In addition to correcting errors resulting from conversion of information systems, the following reserve balance adjustments and write-downs were made:

          - Restructuring and special charge reserves established in 1996 were reduced by $6.6 million because of decisions not to execute all the originally planned phases of certain projects for economic reasons. Some $1.5 million of these credits were attributed to the first quarter of 1999.

          - An increase in the current quarter of $6.6 million to inventory reserves for excess and obsolete inventory, predominately in Mexico and Europe.

          - A reduction of $5.6 million of accounts receivable to correct billing and other errors and for specific accounts deemed uncollectible.

          - Increases aggregating $3.1 million in the current quarter for corporate self-insurance and warranty reserves reflecting recent re-assessments by actuaries and Corporation personnel based on loss experience.

          - Other adjustments totaling $5.7 million of which $1.8 million is attributable to the first quarter of 1999.

     Upon consideration of the foregoing matters, and after consultation with its independent auditors and board of directors' audit committee, the Corporation determined to restate its consolidated financial statements for the fiscal quarter ended April 4, 1999. This restatement, which affects financial statements included in this filing, affected net earnings in the first quarter as follows:

                                       AS PREVIOUSLY REPORTED                         AS REVISED
                              -------------------------------------     -----------------------------------
                              NET EARNINGS/           EARNINGS PER      NET EARNINGS/      EARNINGS PER
                                   (LOSS)            SHARE-DILUTED       (LOSS)            SHARE-DILUTED
                              -------------          --------------     ---------------    ----------------
(In thousands, except per share amounts)

Quarter ended April 4, 1999      $37,970                 $0.67            $32,300            $0.56
                                 -------                 -----             -------            -----

     The cumulative impact on the balance sheet as of October 3, 1999 related to the aforementioned one-time items and other charges and credits is as follows:

                                      Increase/
                                     (Decrease)
                                    ------------
(in thousands)
Accounts receivable                   $(23,992)
Inventory                              (22,162)
Accrued liabilities                     18,822
Accounts payable                         2,067
Notes payable                          (16,000)
Taxes payable                          (31,660)
Deferred tax liability                 (15,826)
Shareholders' equity                    (3,557)

           Management believes that several factors and recent procedures and actions which it has implemented should ensure that these types of accounting errors are avoided in the future:

     - The new Oracle-based financial reporting system improved control, visibility and analysis capabilities, and is now performing well with experienced users.

     - Management has decentralized the control organization to better monitor and address potential issues.

     - Management has clearly assigned responsibilities within the newly decentralized financial organization for maintenance, control and reconciliation of all financial accounts.

     - Exception reports have been added to the Oracle system to highlight potential issues.

     - In conjunction with the new financial reporting system, management has modified operating procedures to tighten controls.

     - The internal audit function has expanded its scope to include review of contra sales and selling expense accruals maintained at the divisional level.

7.       SEGMENT AND OTHER RELATED DISCLOSURES

         The Corporation has three reportable segments: Electrical, Electronic Original Equipment Manufacturers (Electronic OEM) and Communications. Some business activities cannot be classified in the aforementioned segments and are shown under "All other." The Corporation's reportable segments are based on channels to market and represent the primary mode used to assess allocation of resources and performance. Management evaluates each segment's profit or loss performance based on earnings before interest, taxes, loss on sale of accounts receivable, restructure and special charges, foreign exchange gains and losses and acquisition-related transaction expenses.

                                            QUARTER ENDED                            NINE MONTHS ENDED
                                     ------------------------------           -------------------------------
SEGMENT INFORMATION                   OCTOBER 3,       OCTOBER 4,              OCTOBER 3,         OCTOBER 4,
(In thousands)                          1999               1998                   1999               1998
                                      ---------         -----------             ---------         ----------
Net Sales:
  Electrical                           $337,833           $270,120              $1,031,878         $  806,053
  Electronic OEM                        176,097            150,763                 500,960            479,600
  Communications                         79,459             63,733                 210,543            201,077
  All other                              49,308             55,181                 159,872            150,745
                                        -------            -------                --------          ---------

         Total                         $642,697           $539,797              $1,903,253         $1,637,475
                                        -------            -------                --------          ---------
                                        -------            -------                --------          ---------

Segment Earnings:
  Electrical                           $ 44,568           $ 44,250              $  140,439            137,873
  Electronic OEM                           (721)            12,981                  26,689             41,214
  Communications                         (6,862)             3,788                  (7,066)            14,883
  Related to all other sales              2,724              6,372                  14,925             12,625
                                         ------             ------               ---------          ---------

         Total                         $ 39,709           $ 67,391               $ 174,987          $ 206,595
                                        -------            -------               ---------          ---------
                                        -------            -------               ---------          ---------


         The following are reconciliations of the total of reportable segments to the consolidated Corporation:

                                                             QUARTER ENDED                  NINE MONTHS ENDED
                                                   ----------------------------         ---------------------------
RECONCILIATION TO TOTAL CORPORATION                 OCTOBER 3,       OCTOBER 4,         OCTOBER 3,      OCTOBER 4,
(In thousands)                                         1999           1998               1999            1998
                                                    ---------       ---------           ---------       ----------
Net Sales:
  Total reportable segment net sales                 $593,389        $484,616          $1,743,381       $1,486,730
  Other sales                                          49,308          55,181             159,872          150,745
                                                      -------         -------           ---------        ---------

         Total                                       $642,697        $539,797          $1,903,253       $1,637,475
                                                      -------         -------           ---------        ---------
                                                      -------         -------           ---------        ---------

Earnings (loss) before income taxes:
  Total reportable segment earnings                  $ 36,985        $ 61,019          $  160,062       $  193,970
  Earnings on other sales                               2,724           6,372              14,925           12,625
  Restructure and special charges                       4,285        (108,487)              5,736         (108,487)
  Interest expense                                    (17,010)        (13,141)            (49,600)         (36,448)
  Loss on sale of receivables                          (4,086)         (2,193)             (8,599)          (6,780)
  Interest income                                       1,200             818               5,391            4,072
  Foreign currency exchange gains (losses)               (217)          3,498                 665            1,451
  Other                                                    78            (581)                 11             (461)
                                                      -------         -------           ---------        ---------

         Total                                       $ 23,959        $(52,695)         $  128,591       $   59,942
                                                      -------         -------           ---------        ---------
                                                      -------         -------           ---------        ---------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

        Thomas & Betts Corporation had net earnings of $50.1 million, or $0.86 per share on a diluted basis, for its third quarter ended October 3, 1999. Those results compare with a net loss of $37.5 million, or $0.66 per share, in 1998's third quarter. Several one-time items and other adjustments impacted 1999's third-quarter-net earnings. The net effect of those items was to increase earnings by $2.3 million, or $.04 per share. Giving rise to those one-time items and other adjustments were approvals of tax refunds and a reduction in taxes payable, acquisition and divestiture activity, revaluation of inventory in the Corporation's TDI battery operations and other adjustments as more fully described in Note 6. The restatement of amounts in the first quarter of 1999 as described in Note 6 to the Consolidated
Financial Statements is reflected in the following discussions of results for the nine months ended October 3, 1999. In 1998's third quarter Thomas & Betts recorded pretax special charges of $108.5 million related primarily to an aggressive cost-reduction program that decreased net earnings by $77.0 million, or $1.35 per share.

        Excluding one-time items and other adjustments from results of the 1999 quarter and special charges from results of the 1998 quarter, 1999's results topped those of the prior-year quarter by 20.7%. Third-quarter 1999 net earnings were $47.8 million, or $0.82 per share, if one-time items and other charges are excluded. Those results compare with 1998's third-quarter net earnings before special charges of $39.6 million, or $0.70 per share.

         Third-quarter net sales in the 1999 quarter were $642.7 million, up 19.1%, including $20.7 million of negative adjustments, or 22.9% higher excluding those adjustments, compared with $539.8 million in the prior-year quarter. Sales improved significantly year over year in the Corporation's three segments. Growth drivers are described below in the discussion of segment results.

         On a geographic basis, the Corporation recorded significantly higher year-over-year sales in Canada due to the late 1998 Kaufel acquisition, strong demand for its electrical package and professional electronics products and economic resurgence of the oil-producing region of that country. Sales to Latin American customers continued their sharp upward trend as a result of the Corporation's expanded sales and marketing presence in that region. Sales in Europe increased from the prior-year quarter due to strong demand for newer products from electronic OEMs and an electrical acquisition. Thomas & Betts increased sales to the Asia/Pacific region over the third quarter of 1998, reflecting recovery of that region's economies.

         Both the 1999 and 1998 periods include special items. In 1999, those items were: $33.9 million of additional cost of sales expense, $4.3 million additional MG&A expense and a $4.3 million recovery of provision for restructured operations in addition to the previously mentioned $20.7 million charge to sales. These adjustments are explained in Note 6. The 1998 quarter included special charges of $108.5 million allocated as follows: $30.3 million of cost of sales, $16.1 million of MG&A and $62.1 million of provision for restructured operations. Excluding unusual items from both periods, the gross margin in 1999's third quarter was 29.4%, essentially the same as the 29.6% in 1998's quarter. In the 1999 and 1998 quarters, respectively, the Corporation had operating margins of 11.9% and 11.1% if unusual items are excluded from both periods. The slightly higher margin in 1999 reflects lower MG&A expense as a percent of sales.

         Third-quarter 1999 income from unconsolidated companies increased 36.2% from the prior year as a result of gains in all of the Corporation's equity investments. Other expense-net was $2.2 million lower than prior year, but the component pieces of other expense differed greatly. In the 1999 quarter, the net benefit of acquisition and divestiture activity in the quarter, described in Note 6, more than offset higher interest expense of $3.9 million. Interest expense was $17.0 million and $13.1 million in the 1999 and 1998 third quarters, respectively. Interest expense rose as a result of higher rates on floating rate debt and higher outstanding debt levels in 1999.

         The effective tax rate on operating income for the third quarter was 29.2%. However, the provision included a one-time $30.7 million reduction in taxes resulting from approval of substantially all of $12.5 million of tax-refund claims filed for previous years and $18.2 million resulting from favorable completion during the quarter of several routine tax exams and a favorable worldwide reassessment of tax exposures.

         Through nine months, consolidated sales, including adjustments, were $1,903.3 million, 16.2% above 1998's level for the same period, primarily due to the acquisition of Kaufel, and higher volumes in all of the Corporation's business segments. Gross margins through nine months of 1999 and 1998 were 26.5% and 28.0%, respectively, and operating margins were 7.6% and 4.8%, respectively. Excluding recovery for provision of restructured operations from 1999's results and special charges from 1998's results, gross margins were 26.5% and 29.9% and operating margins were 7.3% and 11.4%, respectively. Margins decreased in 1999 from 1998 primarily due to charges associated with the adjustments detailed in Note 6. Nine-month income from unconsolidated companies increased 19.9% as a result of higher earnings from all of the Corporation's equity investments. Other expense-net was 0.9% above that of the year-earlier period due to higher interest expense offset by a $16.0 million fee received from AFC Cable Systems, Inc. for termination of their merger agreement with the Corporation (see Note 6). Interest expense rose as a result of higher rates on floating rate debt and higher outstanding debt levels in 1999. Net earnings for the first nine months of 1999 were $126.1 million compared with $41.4 million and diluted EPS were $2.18, versus $0.73, in the same 1998 period. Absent the recovery of provision for restructured operations in 1999 and special charges in 1998, 1999's nine-month earnings were 3.5% higher than in 1998.

COST-REDUCTION PROGRAM

         Net savings in the nine months ended October 3, 1999 exceeded net savings anticipated at the outset of the cost-reduction program initiated in 1998 due to lower-than-anticipated project expenses, as shown in the following table:



                                                 Nine Months Ended
                                                  October 3, 1999
                                                 -----------------

                                          Originally
(In millions)                             Anticipated               Actual
                                          -----------               ------
Savings:
  Salaries                                  $ 9.4                    $ 7.6
  Manufacturing labor                        27.0                     21.2
  Depreciation                                0.8                      0.5
  Overhead                                   (3.9)                    (2.4)
                                             ----                     ----
    Total                                    33.3                     26.9

  Related project expenses                   21.4                     10.6
                                             ----                     ----
  Net savings                               $11.9                    $16.3
                                             ====                     ====

        Project expenses are primarily relocation and training costs which must be expensed as incurred because they are expected to provide future value. The lower level of project expenses actually incurred in the first nine months of 1999 reflects re-sequencing of the particular projects undertaken to obtain a greater initial benefit. Net savings for the fourth quarter are expected to be approximately $10.4 million, reflecting lower project expenses than originally anticipated. Full-year 1999 net savings are expected to be substantially the same as originally anticipated at the outset of the program.

        Cash disbursements which were charged against reserves for severance and facility exit costs in the nine months ended October 3, 1999 were approximately $13.1 million compared to $22.4 million originally anticipated. The lower expenditure reflects the later timing of facility closures in the nine months ended October 3, 1999.

SEGMENT RESULTS

         Sales of the Electrical segment grew 25.1% to $337.8 million for the quarter, and segment earnings rose .7% to $44.6 million. Sales from acquired businesses, together with improved demand from industrial end-users, accounted for the segment's increases. Segment earnings include adjustments to account for systems conversion and other issues described in detail in
Note 6. Those adjustments negatively impacted third quarter 1999 segment earnings by $9.4 million and nine-month earnings by $14.7 million. Absent those adjustments, Electrical segment sales and earnings increased 29.4% and 22.0% year over year, respectively. Through nine months, sales increased 28.0% from the prior-year period to $1,031.9 million with most of the gain resulting from the Kaufel acquisition and solid improvements in volumes sold to utility customers. Segment earnings for the nine months were 1.9% higher at $140.4 million.

         The Electronic OEM segment showed solid growth year over year in the third quarter with segment sales increasing 16.8% to $176.1 million. Strong sales of battery packs to cellular handset OEMs and components to computer manufacturers led the year-over-year increase. The Electronics OEM segment recorded a loss for the third quarter of $(0.7) million, compared with

$13.0 million in the prior-year quarter. The segment loss include charges of $20.1 million and $21.9 million in the 1999 quarter, and nine-month period, respectively, to account for TDI, systems conversion and other issues described in detail in Note 6. Absent those charges, Electronic OEM segment sales and earnings increased 19.3% and 49.5% year over year, respectively. On a year-to-date basis, the segment had sales of $501.0 million, up 4.5% from 1998's first nine months. During the first nine months of 1999, higher volumes of battery packs and computer components more than offset lower prices. Year-to-date segment earnings declined 35.2% from 1998's level.

         Sales of the Communications segment were $79.5 million in 1999's third quarter, 24.7% above same-quarter 1998 sales. Heavy sales of amplifier product lines in advance of the divestitures of those businesses and solid demand for passive cable television components boosted sales in the quarter. Segment earnings include charges of $12.7 million and $14.6 million in the 1999 quarter, and nine-month period, respectively, to account for systems conversion and other issues described in detail in Note 6. As a result of those charges, the Communications segment had a loss of $6.9 million in the quarter compared with earnings of $3.8 million in 1998's third quarter. Absent those charges, Communications segment sales and earnings increased 31.5% and 54.6% year over year, respectively. Through nine months of 1999, Communication sales were $210.5 million, 4.7% above the same period of 1998 as gains in the U.S. cable television market and higher data communications sales offset weak international demand for telecommunications products and depressed sales to U.S. customers involved in telecommunications industry consolidation. For the first nine months of 1999, the segment had a loss of $7.1 million, versus earnings of $14.9 million in the 1998 period. The year-over-year change in profitability of the segment is due to the aforementioned charges as well as an unfavorable shift of sales to lower-margin cable television amplifier products and lower sales to telecommunications customers.

         In the quarter, the Corporation completed sales of its three cable amplifier product lines to Scientific Atlanta and ACI Communication. Those dispositions allow Thomas & Betts to return its focus within the cable television business to its core hardware product lines. The three product lines had 1998 sales of $44.7 million and had $66.1 million in sales through the first nine months of 1999.

         Other sales in the third quarter were $49.3 million, a decrease of 10.6% from 1998's third-quarter level. Earnings on those sales were 57.3% lower or $2.7 million. Earnings on other sales include charges of $4.1 million in the 1999 quarter, to account for systems conversion and other issues described in detail in Note 6. Absent those charges, other sales decreased 9.2% and earnings on other sales increased 7.2% year over year. Through nine months of 1999, other sales totaled $159.9 million, 6.1% greater than the same 1998 period, due to solid demand from traditional utility customers. Earnings on other sales increased 18.2% to $14.9 million in the first nine months due to manufacturing efficiencies in steel structures and heating units.

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities provided cash of $105.8 million through the first nine months of 1999. Through nine months accounts receivable rose $88.1 million primarily as a result of:

         -   higher sales volumes; and

         -   the acquisitions of Ocal and Shamrock; less

         -   adjustments as described in Note 6.

         The Corporation's inventory levels increased $40.1 million from year-end 1998 levels due to:

         -    increases to support higher sales volumes; and

         -    the acquisitions of Ocal and Shamrock; less

         - revaluation of inventory in the Corporation's TDI battery operations; and

         -    other adjustments as described in Note 6.

         Accounts payable increased $42.5 million from year-end 1998, reflecting:

         - additional purchases in support of higher sales and inventory levels; and

         -    extension of payment terms.

         Capital expenditures for the first nine months of 1999 totaled $98.3 million, just slightly more than the same period of 1998. Dividends paid during the nine months of 1999 totaled $48.7 million for dividends declared in 1998's fourth quarter and 1999's first and second quarters.

         As of October 3, 1999, marketable securities, cash and equivalents totaled $85.7 million, compared with $106.5 million as of January 3, 1999.
The cash balance was reduced as a result of improved banking and cash management arrangements related to recent acquisitions and current operations.

         Thomas & Betts maintains a commercial paper program, which is backed by revolving-credit agreements. At October 3, 1999, $100.8 million of commercial paper was outstanding, backed by $560 million of revolving-credit agreements. In June 1999, the Corporation replaced an expiring $200 million 364-day revolving-credit agreement with a new $260 million, 364-day revolving-credit agreement with a group of banks. Thomas & Betts has numerous other uncommitted lines of credit in the U.S. and overseas. Management believes that its external financial resources and internally generated funds are sufficient to meet the Corporation's short-term capital needs. Longer term, Thomas & Betts will continue to finance future acquisitions through issuance of private or public debt, common stock, other equity instruments, internally generated funds or a combination of those sources.

         In February 1999, the Corporation issued $150 million of 10-year medium-term notes at par with a coupon of 6.39%. The Corporation used the proceeds from that sale to reduce borrowings under its commercial paper program and other uncommitted lines of credit and for other general corporate purposes.

OTHER EVENTS

         On January 27, 1999, the Corporation entered into an agreement to acquire the outstanding common stock of AFC Cable Systems, Inc. (AFC) in a stock-for-stock merger. AFC terminated that agreement to accept a higher offer during the third quarter. The termination resulted in payment of a $16 million fee by AFC to Thomas & Betts.

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

         As of July 4, 1999, Thomas & Betts had completed the remediation phase for all non-compliant legacy programs. As of October 3, 1999, the Corporation had completed testing of all and implementation of all but one of its information technology systems. The one remaining system was implemented on November 4, 1999.

         With respect to operating equipment, at July 4, 1999 Thomas & Betts had completed an assessment of equipment that could be affected by the Year-2000 issue, had completed 100% of the remediation phase and had completed 100% of the testing of that equipment.

         Thomas & Betts has surveyed its important suppliers, vendors and customers, either by mail or telephone, to assess their Year-2000 readiness. To date, the Corporation is not aware of any problems within those groups that would materially affect results of Thomas & Betts' operations.

         The Corporation is utilizing both internal and external resources to reprogram or replace, test and implement the software and operating equipment for Year-2000 modifications. As part of the previously mentioned worldwide-technology upgrade that began in 1997, the Corporation has been and is installing new systems with greatly enhanced functionality that will also solve potential Year-2000 problems in those areas. Management estimates that its costs to modify existing software for Year-2000 compliance has approximated $2 million to date.

         The Corporation has contingency plans to address situations that may result if the Corporation is unable to maintain Year-2000 readiness of its critical operating systems. Those contingency plans cover the critical order processing and distribution systems, as well as plant operating systems. A majority of those plans involve redundant systems. For example, the Corporation has remediated existing systems in parallel with development of Year-2000 compliant replacement systems for order processing and distribution.

         In the event that the Corporation's actions to correct potential Year-2000 issues are incomplete and its contingency plans fail, the incorrect recognition of the year 2000 by time-sensitive software could result in a system failure or miscalculations causing disruptions of operations -- including, among other things, a temporary inability to process orders, prepare invoices or engage in normal business activities. The Corporation expects that any such disruption would be temporary and likely not material, as any previously undetected root cause for such disruption could likely be identified and fixed in a relatively short period of time. However, if both the Corporation's Year-2000 solutions and contingency plans fail for a critical system for a prolonged period, the impact on the Corporation would be material.

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

EURO CONVERSION

         On January 1, 1999, 11 of the 15 member countries of the European Union established fixed-conversion rates between their existing sovereign currencies and the euro, and began an effort to fully adopt the euro as their common legal currency by January 1, 2002.

         The Corporation has successfully programmed its information technology and other systems to accommodate euro-denominated transactions. To date, the euro conversion has not materially impacted these systems or the Corporation's competitive position, currency exchange risk, material contracts, tax position or accounting policies. The Corporation cannot predict the long-term impact of the euro conversion on its operations or financial results.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

          On September 14, 1999, the Corporation issued 85,566 shares of its common stock to the former owners of Shamrock Conduit Products, Inc. (Shamrock), a company acquired by the Corporation. The shares represented a portion of the purchase price for all the issued and outstanding shares of Shamrock and were not registered under the Securities Act of 1933 as of October 3, 1999. These shares are exempt from registration because they were issued in a private placement in accordance with section 4(2) of the Securities Act of 1933.

ITEM 5.   OTHER INFORMATION

     (a)  Forward-Looking Statements May Prove Inaccurate

          This document includes various forward-looking statements about the Corporation which are subject to risks and uncertainties. Forward-looking statements include information concerning future results of operations and cost savings. Statements that contain words such as "believes," "expects," "anticipates," "intends," "estimates" or similar expressions are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, and many factors could affect the future financial results of the Corporation. Accordingly, actual results may differ materially from those expressed or implied by the forward-looking statements contained in this document. For these statements, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

          There are many important factors that could cause actual results to differ materially from those in forward-looking statements, some of which are beyond the control of the Corporation. These factors include, but are not limited to:

          - Negative economic conditions in the countries where the Corporation sells its products which may affect performance;

          - Materially adverse changes in economic or industry conditions generally or in the specific markets served by the Corporation, and economic slowdown in the U.S. or economic slowdowns in the Corporation's major offshore markets, including Europe (particularly Germany and the United Kingdom), Canada, Japan and Taiwan;

          - Adverse regulatory, environmental, monetary or other governmental policies in the U.S. and abroad which could result in currency fluctuations -- including fluctuations in the Canadian dollar, Euro, Japanese yen, Swiss franc and British pound -- which, in turn, could adversely affect the Corporation's revenues and cost of sales;

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

          - Inflationary pressures which could raise interest rates and consequently the Corporation's cost of funds;

          - Disagreements and changes in the Corporation's relationships with its joint venture partners and changes in financial results from its joint ventures and other equity investments, including ventures in Taiwan, Japan, Belgium, Egypt and the U.S.;

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

          - Increased downward pressure on the selling prices for the Corporation's products;

          - Unforeseeable changes in customer demand for various products of the Corporation, which could affect the Corporation's overall product mix, margins, plant utilization levels and asset valuations;

          - Availability of raw materials (especially steel, copper, zinc, aluminum, gold and plastic resins) and significant price fluctuations in the cost of raw materials which could adversely affect the Corporation's financial results;

          - Delayed cost-reduction initiatives or unforeseen difficulties in completing cost-reduction actions, including disposal of idle facilities, geographic shifts of production locations and closure of redundant administrative facilities; and

          - Failure of Year 2000 date-sensitive logic in computer programs and equipment within the Corporation or third parties with whom the Corporation does business and unexpected problems with information technology systems integration and conversions which may disrupt business activities and operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   The following exhibits are filed as part of this form:

          (27.1)    Financial Data Schedule (for SEC use only)

          (27.2)    Financial Data Schedule (for SEC use only)

    (b)   Reports on Form 8-K

          On September 8, 1999, the Corporation filed a current report on Form 8-K, Items 5 and 7, announcing updated information regarding its terminated merger with AFC Cable Systems, Inc.

          On July 7, 1999, the Corporation filed a current report on Form 8-K, Items 5 and 7, announcing updated information regarding its pending merger with AFC Cable Systems, Inc.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     THOMAS & BETTS CORPORATION
                                     (Registrant)

DATE:   November 17, 1999            /s/ Fred R. Jones
        -----------------            ----------------------------
                                     Fred R. Jones
                                     Vice President-Chief Financial Officer


DATE:   NOVEMBER 17, 1999            /s/ Jerry Kronenberg
        -----------------            ----------------------------
                                     Jerry Kronenberg
                                     Vice President-General Counsel
                                       and Secretary