Form 10-Q/A
period 1999-04-04
THOMAS & BETTS CORP
filed 2000-01-04
CIK 97854

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1999,

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                         COMMISSION FILE NUMBER: 1-4682

                            ------------------------

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

                            ------------------------

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

        COMMON STOCK--$0.10 PAR VALUE               OUTSTANDING SHARES AT MAY 10, 1999
            (Title of each Class)                               56,865,494

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           THOMAS & BETTS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                               APRIL 4,     JANUARY 3,
                                                                 1999          1999
                                                              -----------   -----------
                                                              (UNAUDITED)    (AUDITED)
                                        ASSETS
Current Assets:
  Cash and cash equivalents.................................  $   37,055    $   64,028
  Marketable securities.....................................      26,666        42,478
  Receivables, net..........................................     452,335       404,784
  Inventories:
    Finished goods..........................................     217,172       202,368
    Work-in-process.........................................      84,529        95,436
    Raw materials...........................................     190,805       171,837
                                                              ----------    ----------
                                                                 492,506       469,641
  Deferred income taxes.....................................      51,570        61,829
  Prepaid expenses..........................................      24,345        15,642
                                                              ----------    ----------
Total Current Assets........................................   1,084,477     1,058,402
Property, plant and equipment...............................   1,207,390     1,162,942
  Less accumulated depreciation.............................     560,586       531,920
                                                              ----------    ----------
    Property, plant and equipment--net......................     646,804       631,022
Intangible assets--net......................................     620,589       621,487
Investments in unconsolidated companies.....................     150,373       142,251
Other assets................................................      51,844        46,425
                                                              ----------    ----------
TOTAL ASSETS................................................  $2,554,087    $2,499,587
                                                              ==========    ==========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable.............................................  $   64,083    $   75,068
  Current maturities of long-term debt......................      23,201        22,589
  Accounts payable..........................................     274,220       262,483
  Accrued liabilities.......................................     159,598       155,815
  Income taxes..............................................      28,466        55,674
  Dividends payable.........................................      15,971        15,920
                                                              ----------    ----------
Total Current Liabilities...................................     565,539       587,549
Long-term debt..............................................     850,672       790,963
Other long-term liabilities.................................      97,361        93,788
Deferred income taxes.......................................      21,003        12,182

Shareholders' Equity:
  Common stock..............................................       5,764         5,678
  Additional paid-in capital................................     325,963       322,018
  Retained earnings.........................................     727,147       710,474
  Unearned compensation--restricted stock...................      (6,583)       (4,534)
  Accumulated other comprehensive income....................     (32,779)      (18,531)
                                                              ----------    ----------
Total Shareholders' Equity..................................   1,019,512     1,015,105
                                                              ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $2,554,087    $2,499,587
                                                              ==========    ==========



          See accompanying notes to consolidated financial statements.

                           THOMAS & BETTS CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                  QUARTER ENDED
                                                              ---------------------
                                                              APRIL 4,    APRIL 5,
                                                                1999        1998
                                                              ---------   ---------
Net sales...................................................  $612,011    $544,508

Costs and expenses:
  Cost of sales.............................................   435,550     383,412
  Marketing, general and administrative.....................   106,995      85,330
  Research and development..................................    12,475      13,303
  Amortization of intangibles...............................     4,574       4,382
  Provision (recovery)--restructured operations.............    (1,462)         --
                                                              --------    --------
                                                               558,132     486,427
                                                              --------    --------

Earnings from operations....................................    53,879      58,081

Income from unconsolidated companies........................     8,997       8,527

Other expense--net..........................................    14,996      12,856
                                                              --------    --------

Earnings before income taxes................................    47,880      53,752

Income taxes................................................    13,387      16,449
                                                              --------    --------

Net earnings................................................  $ 34,493    $ 37,303
                                                              ========    ========

Net earnings per share:
  Basic.....................................................  $   0.60    $   0.66
                                                              ========    ========
  Diluted...................................................  $   0.60    $   0.65
                                                              ========    ========

Average shares outstanding:
  Basic.....................................................    57,582      56,539
                                                              ========    ========
  Diluted...................................................    57,778      57,008
                                                              ========    ========

Cash dividends declared per share...........................  $   0.28    $   0.28
                                                              ========    ========



          See accompanying notes to consolidated financial statements.

                           THOMAS & BETTS CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                  QUARTER ENDED
                                                              ---------------------
                                                              APRIL 4,    APRIL 5,
                                                                1999        1998
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings................................................  $  34,493   $ 37,303
Adjustments:
  Depreciation and amortization.............................     25,841     26,893
  Provision (recovery)--restructured operations.............     (1,462)        --
  Undistributed earnings from unconsolidated companies......     (8,997)    (4,337)
  Non-cash one-time charges.................................      5,123         --
  Deferred income taxes.....................................     20,153      5,227
  Changes in operating assets and liabilities, net:
    Receivables.............................................    (43,192)     9,694
    Inventories.............................................    (15,899)   (27,259)
    Accounts payable........................................      6,958    (36,912)
    Accrued liabilities.....................................     (8,148)   (11,894)
    Income taxes payable....................................    (24,716)    (7,264)
    Other...................................................    (13,073)    (2,118)
                                                              ---------   --------
Net cash used in operating activities.......................    (22,919)   (10,667)
                                                              ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of and investments in businesses, net of $7,245
  cash in 1999..............................................    (13,239)    (1,098)
Purchases of property, plant and equipment..................    (31,394)   (34,584)
Proceeds from sale of property, plant and equipment.........        160         --
Marketable securities acquired..............................         --    (10,330)
Proceeds from matured marketable securities.................     15,794     11,020
                                                              ---------   --------
Net cash used in investing activities.......................    (28,679)   (34,992)
                                                              ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in borrowings with original maturities
  less than 90 days.........................................    (10,985)     5,568
Proceeds from long-term debt and other borrowings...........    149,000     89,695
Repayment of long-term debt and other borrowings............   (101,054)    (7,137)
Stock options exercised.....................................      3,449      4,605
Cash dividends paid.........................................    (15,868)   (31,854)
                                                              ---------   --------
Net cash provided by financing activities...................     24,542     60,877
                                                              ---------   --------
EFFECT OF EXCHANGE-RATE CHANGES ON CASH.....................         83       (189)
                                                              ---------   --------
Net increase (decrease) in cash and cash equivalents........    (26,973)    15,029
Cash and cash equivalents at beginning of period............     64,028     45,226
                                                              ---------   --------
Cash and cash equivalents at end of period..................  $  37,055   $ 60,255
                                                              =========   ========


          See accompanying notes to consolidated financial statements.

                           THOMAS & BETTS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION


    In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary for the fair presentation of the financial position as of April 4, 1999 and January 3, 1999, and the results of operations and cash flows for the periods ended April 4, 1999 and April 5, 1998.


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


    Amounts in 1998 have been restated to include the July 2, 1998 acquisition of Telecommunications Devices, Inc., accounted for as a pooling of interests, except for cash dividends per share, which reflect the Corporation's historical per share amounts. Amounts have also been restated as of the beginning of 1999 to include the August 31, 1999 acquisition of L.E. Mason Co., accounted for as an immaterial pooling of interests. That 1999 restatement increased first-quarter 1999 net earnings by $0.2 million. In addition, after consideration of matters described in Item 6 of the Corporation's third-quarter 1999 Form 10-Q, as amended by a Form 10-Q/A, the Corporation determined to make further adjustments to restate its consolidated financial statements for the fiscal quarter ended April 4, 1999. These further adjustments resulted in a reduction of first-quarter 1999 net earnings of $3.7 million, $0.06 per share.


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

    The following is a reconciliation of the numerators and denominators of the per share computations:


                                                                QUARTER ENDED
                                                            ---------------------
                                                            APRIL 4,    APRIL 5,
                                                              1999        1998
                                                            ---------   ---------
                                                            (IN THOUSANDS EXCEPT
                                                               PER SHARE DATA)
Net earnings..............................................   $34,493     $37,303
                                                             -------     -------
Average shares outstanding................................    57,582      56,539
                                                             -------     -------
Basic EPS.................................................   $  0.60     $  0.66
                                                             =======     =======
Average shares outstanding................................    57,582      56,539
Plus assumed exercise of stock options....................       196         469
                                                             -------     -------
                                                              57,778      57,008
                                                             -------     -------
Diluted EPS...............................................   $  0.60     $  0.65
                                                             =======     =======

                           THOMAS & BETTS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

3. COMPREHENSIVE INCOME

    Total comprehensive income and its components are as follows:


                                                               QUARTER ENDED
                                                           ---------------------
                                                           APRIL 4,    APRIL 5,
                                                             1999        1998
                                                           ---------   ---------
                                                              (IN THOUSANDS)
Net earnings.............................................  $ 34,493     $37,303

Foreign currency translation adjustments.................   (13,685)     (1,760)
Minimum pension liability adjustment.....................      (551)         --
Unrealized holding gains (losses) on securities..........       (12)         --
                                                           --------     -------
Comprehensive income.....................................  $ 20,245     $35,543
                                                           ========     =======


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

5. RESTRUCTURING AND SPECIAL CHARGES

    During the third quarter of 1998, the Corporation recorded pretax restructuring and special charges of $108.5 million primarily related to a program to reduce costs by consolidating several facilities and product-line operations, terminating employees at affected locations, downsizing administrative functions and writing down idle facilities. The charges were comprised of a $62.1 million provision for restructuring operations and $46.4 million of other special charges, of which $30.3 million was charged to cost of sales

                           THOMAS & BETTS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

5. RESTRUCTURING AND SPECIAL CHARGES (CONTINUED)

and $16.1 million to marketing, general and administrative expense. The components of those charges and usage through April 4, 1999 were:


                                                                      CHARGES TO      REMAINING
                                                      CHARGES TO    RESERVES DURING   BALANCE AT
                                          ORIGINAL     RESERVES      FIRST QUARTER     APRIL 4,
                                          PROVISION   DURING 1998        1999            1999
                                          ---------   -----------   ---------------   ----------
Severance and employee related costs....   $ 26.6       $ (7.6)         $ (3.4)         $15.6
Property, plant and equipment
  write-offs............................     25.7         (7.0)           (0.4)          18.3
Other facility exit costs...............      9.8         (2.8)           (0.6)           6.4
                                           ------       ------          ------          -----
  Provision for restructured
    operations..........................     62.1        (17.4)           (4.4)          40.3
                                           ------       ------          ------          -----
Inventory write-offs related to
  restructuring.........................     25.6(1)     (14.4)           (4.6)           6.6
Costs related to previously idled
  facilities:
  Write-downs...........................      4.7(1)        --              --            4.7
  Carrying costs........................     10.4(2)      (2.2)             --            8.2
Other...................................      5.7(2)        --            (2.3)           3.4
                                           ------       ------          ------          -----
  Special charge........................     46.4        (16.6)           (6.9)          22.9
                                           ------       ------          ------          -----
  Total.................................   $108.5       $(34.0)         $(11.3)         $63.2
                                           ======       ======          ======          =====


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

                           THOMAS & BETTS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

5. RESTRUCTURING AND SPECIAL CHARGES (CONTINUED)


    During the fourth quarter of 1996 as part of the accounting for the acquisition of Augat Inc., the Corporation recorded a restructuring charge of $24.5 million for the integration of Augat and for initiatives affecting Augat and other of the Corporation's operations. While most of these initiatives were implemented, decisions were made not to execute all of the originally planned phases of certain projects provided for by this charge. The decisions made in the first quarter of 1999 resulted in reductions to the restructuring reserve in the first quarter of 1999 of $1.5 million.


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

SEGMENT INFORMATION


                                                                  QUARTER ENDED
                                                              ---------------------
                                                              APRIL 4,    APRIL 5,
                                                                1999        1998
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Net Sales:
  Electrical................................................  $332,282    $260,980
  Electronic OEM............................................   158,020     171,300
  Communications............................................    62,407      68,241
  All other.................................................    59,302      43,987
                                                              --------    --------
    Total...................................................  $612,011    $544,508
                                                              ========    ========

Segment Earnings:
  Electrical................................................  $ 45,093    $ 44,641
  Electronic OEM............................................    11,255      16,071
  Communications............................................    (1,308)      5,351
  Related to all other sales................................     6,204         200
                                                              --------    --------
    Total...................................................  $ 61,244    $ 66,263
                                                              ========    ========

                           THOMAS & BETTS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

6. SEGMENT AND OTHER RELATED DISCLOSURES (CONTINUED)

    The following are reconciliations of the total of reportable segments to the consolidated Corporation:

RECONCILIATION TO TOTAL CORPORATION


                                                                  QUARTER ENDED
                                                              ---------------------
                                                              APRIL 4,    APRIL 5,
                                                                1999        1998
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Net Sales:
  Total reportable segment net sales........................  $552,709    $500,521
  Other sales...............................................    59,302      43,987
                                                              --------    --------
    Total...................................................  $612,011    $544,508
                                                              ========    ========

Earnings Before Income Taxes:
  Total reportable segment earnings.........................  $ 55,040    $ 66,063
  Earnings on other sales...................................     6,204         200
  Restructure and special charges...........................     1,462          --
  Interest expense..........................................   (15,982)    (10,927)
  Loss on sale of receivables...............................    (2,265)     (2,387)
  Interest income...........................................     3,292       1,328
  Foreign currency exchange gains (losses)..................       129        (525)
                                                              --------    --------
    Total...................................................  $ 47,880    $ 53,752
                                                              ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS


    For the quarter ended April 4, 1999, the Corporation had net earnings of $34.5 million compared with $37.3 million in the same 1998 period. Diluted earnings per share (EPS) were $0.60, five cents below diluted EPS of $0.65 in 1998's first quarter, and basic EPS were $0.60 versus $0.66 in the prior-year quarter.



    First-quarter net sales grew 12.4% to $612.0 million from 1998's $544.5 million. Contributions from acquisitions over the past year, most significantly Kaufel Group, Ltd., increased sales by 13.6%, helping to offset lower year-over-year sales in the Electronic OEM and Communications segments.


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


    The consolidated gross margin declined from 1998's level of 29.6% to 28.8% because of lower selling prices and unfavorable product mix in the Electronics OEM and Communications segments. Consolidated operating margin decreased to 8.8% from 10.7% as a result of acquisition-related year-over-year increases in marketing, general and administrative expenses as a percentage of sales and the decline in gross margin.



    First-quarter income from unconsolidated companies increased 5.5% from the prior-year as a result of continued strong equity income from the Corporation's interest in unconsolidated companies in the Electrical segment. Other expense-net was $2.1 million higher than the prior year primarily due to higher acquisition-related interest expense. The Corporation's effective tax rate for the first quarter was 28%. That rate compared with an effective rate of 30.6% in the 1998 quarter and was lower as Thomas & Betts continued to enjoy the benefits of tax planning initiatives implemented during 1997 and 1998.


COST-REDUCTION PROGRAM

    Cost-reduction savings, net of related project expenses, in the quarter exceeded net savings anticipated at the outset of the cost-reduction program in the third quarter of 1998, as shown in the following table:

                                                              FIRST QUARTER 1999
                                                            ----------------------
                                                            ORIGINALLY
                                                            ANTICIPATED    ACTUAL
                                                            -----------   --------
                                                                (IN MILLIONS)
SAVINGS
  Salaries................................................      $ 2.4      $ 2.0
  Manufacturing Labor.....................................        6.1        5.2
  Depreciation............................................        0.1        0.1
  Overhead................................................       (1.0)      (0.6)
                                                                -----      -----
    Total.................................................      $ 7.6      $ 6.7
RELATED PROJECT EXPENSES
  Net Savings.............................................       (7.6)      (2.6)
                                                                -----      -----
                                                                $  --      $ 4.1
                                                                =====      =====

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

SEGMENT RESULTS


    Sales of the Electrical segment increased 27.3% to $332.3 million for the quarter, and segment earnings rose 1.0% to $45.1 million. Sales from acquisitions, together with strong demand in utility markets, accounted for the segment's sales growth. The segment's earnings growth was less than the sales growth due to changes in the mix of products sold. Electrical sales improved month-over-month throughout the quarter, and demand in Canada, where the Corporation records 15% of its Electrical sales, also began to recover late in the quarter in response to higher commodity prices that have fueled an upturn of industrial and commercial construction in that country.



    First-quarter sales of the Electronic OEM segment were $158.0 million, 7.8% lower than the 1998 period. First-quarter segment earnings were $11.3 million, or 30.0% lower compared with 1998's first-quarter results. Volume decreases in components sold to computer and automotive manufacturers and lower prices accounted for the decline. In the quarter the Corporation sold $8.7 million of products based on its Metallized Particle Interconnect (MPI) technology and shipped the first production quantities of its lithium-polymer ion (LPI) battery packs.



    Sales of the Communications segment were $62.4 million, 8.5% lower than 1998's first-quarter level. Uncertainty among U.S. telecommunications customers as a result of industry mergers and depressed foreign economies caused the decrease in segment sales. First-quarter segment earnings were well below those of 1998's quarter with the decline due primarily to an unfavorable shift of sales to lower-margin cable television amplifier products and the lower sales to telecommunications customers.



    Other sales in the first quarter totaled $59.3 million, 34.8% above 1998's first-quarter level. Sales of steel structures rose dramatically year-over-year compared with weak prior-year sales as demand from traditional utility customers' projects returned to more normal levels and sales of wind-generation towers remained strong. Earnings on other sales increased to $6.2 million, $6.0 million over 1998's quarter, due to more effective capacity utilization and expense control in the manufacture of steel structures and heating units.


LIQUIDITY AND CAPITAL RESOURCES


    Net cash used by operating activities was $22.9 million through the first three months of 1999. Accounts receivable rose $43.2 million from year-end 1998 primarily as a result of:


    - temporary increases associated with conversions of the Corporation's various financial systems;

    - payment of volume incentive discounts to customers for their 1998 purchases, reducing accruals for discounts which are recorded as contra assets offsetting gross receivables;

    - the acquisitions of Ocal and L.E. Mason; and


    - seasonal build-up of accounts receivable generated by the heating business due to its annual pre-season sales program.


    Inventory levels were $15.9 million higher than year-end levels due to three factors:



    - the acquisitions of Ocal and L.E. Mason;


    - ramp-up for a new product launch; and

    - safety stock that the Corporation held to avoid customer service disruptions as it moved product lines from one plant to another to achieve lower manufacturing costs.


    Accounts payable increased $7.0 million during the quarter, reflecting additional purchases in support of higher sales and inventory levels.


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

    In the event that the Corporation's actions to correct potential Year-2000 issues are incomplete and its contingency plans fail, the incorrect recognition of the year 2000 by time-sensitive software could result in a system failure or miscalculations causing disruptions of operations--including, among other things, a temporary inability to process orders, prepare invoices or engage in normal business activities. The Corporation expects that any such disruption would be temporary and likely not material, as any previously undetected root cause for such disruption could likely be identified and fixed in a relatively short period of time. However, if both the Corporation's Year-2000 solution and contingency plans fail for a critical system for a prolonged period, the impact on the Corporation would be material.

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

       - Adverse regulatory, environmental, monetary or other governmental policies in the U.S. and abroad which could result in currency fluctuations--including fluctuations in the Canadian dollar, German mark, Japanese yen, Swiss franc and British pound--which, in turn, could adversely affect Thomas & Betts' revenues and cost of sales;

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

                           THOMAS & BETTS CORPORATION
                                  (Registrant)


DATE:  January 3, 2000                         /s/ FRED R. JONES
       -------------------------------         -------------------------------------------
                                               Fred R. Jones
                                               Vice President--Chief Financial Officer