Form 10-Q/A
period 1999-10-03
THOMAS & BETTS CORP
filed 2000-01-04
CIK 97854

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

                         COMMISSION FILE NUMBER: 1-4682

                            ------------------------

                           THOMAS & BETTS CORPORATION

             (Exact name of registrant as specified in its charter)

               TENNESSEE                                    22-1326940
       (State of Incorporation)                          (I.R.S. Employer
                                                       Identification No.)

         8155 T & B BOULEVARD                                 38125
          MEMPHIS, TENNESSEE                                (Zip Code)
    (Address of principal executive
               offices)

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

        Common Stock--$0.10 Par Value             Outstanding Shares at November 8, 1999
            (Title of each Class)                               57,817,879

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           THOMAS & BETTS CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                 (IN THOUSANDS)


                                                              OCTOBER 3,    JANUARY 3,
                                                                 1999          1999
                                                              -----------   ----------
                                                              (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $   69,675    $   64,028
  Marketable securities.....................................      16,065        42,478
  Receivables, net..........................................     473,784       404,784
  Inventories:
    Finished goods..........................................     216,509       202,368
    Work-in-process.........................................      93,315        95,436
    Raw materials...........................................     181,393       171,837
                                                              ----------    ----------
                                                                 491,217       469,641
  Deferred income taxes.....................................      59,903        61,829
  Prepaid expenses..........................................      29,558        15,642
                                                              ----------    ----------
Total Current Assets........................................   1,140,202     1,058,402
Property, plant and equipment...............................   1,262,275     1,162,942
  Less accumulated depreciation.............................     594,580       531,920
                                                              ----------    ----------
  Property, plant and equipment--net........................     667,695       631,022
Intangible assets--net......................................     614,728       621,487
Investments in unconsolidated companies.....................     155,840       142,251
Other assets................................................      60,819        46,425
                                                              ----------    ----------
TOTAL ASSETS................................................  $2,639,284    $2,499,587
                                                              ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable.............................................  $   75,655    $   75,068
  Current maturities of long-term debt......................       4,378        22,589
  Accounts payable..........................................     315,139       262,483
  Accrued liabilities.......................................     165,394       155,815
  Income taxes..............................................      17,429        55,674
  Dividends payable.........................................      16,169        15,920
                                                              ----------    ----------
Total Current Liabilities...................................     594,164       587,549
Long-term debt..............................................     837,103       790,963
Other long-term liabilities.................................      95,330        93,788
Deferred income taxes.......................................      22,422        12,182

Shareholders' Equity:
  Common stock..............................................       5,781         5,678
  Additional paid-in capital................................     332,160       322,018
  Retained earnings.........................................     784,723       710,474
  Unearned compensation--restricted stock...................      (4,507)       (4,534)
  Accumulated other comprehensive income....................     (27,892)      (18,531)
                                                              ----------    ----------
Total Shareholders' Equity..................................   1,090,265     1,015,105
                                                              ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $2,639,284    $2,499,587
                                                              ==========    ==========


          See accompanying notes to consolidated financial statements.

                           THOMAS & BETTS CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS

                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                        QUARTER ENDED           NINE MONTHS ENDED
                                                   -----------------------   -----------------------
                                                   OCTOBER 3,   OCTOBER 4,   OCTOBER 3,   OCTOBER 4,
                                                      1999         1998         1999         1998
                                                   ----------   ----------   ----------   ----------
Net sales........................................   $635,641     $539,797    $1,900,312   $1,637,475
Costs and expenses:
  Cost of sales..................................    498,114      410,186     1,396,429    1,178,459
  Marketing, general and administrative..........    106,660       99,939       318,991      267,992
  Research and development.......................     11,923       11,810        36,908       37,621
  Amortization of intangibles....................      4,313        4,114        13,618       12,606
  Provision (recovery)--restructured
    operations...................................     (6,425)      62,096        (7,876)      62,096
                                                    --------     --------    ----------   ----------
                                                     614,585      588,145     1,758,070    1,558,774
                                                    --------     --------    ----------   ----------
Earnings (loss) from operations..................     21,056      (48,348)      142,242       78,701
Income from unconsolidated companies.............      7,141        5,243        23,857       19,895
Other expense--net...............................      7,418        9,590        39,008       38,654
                                                    --------     --------    ----------   ----------
Earnings (loss) before income taxes..............     20,779      (52,695)      127,091       59,942
Income taxes.....................................    (26,151)     (15,227)        1,962       18,564
                                                    --------     --------    ----------   ----------
Net earnings (loss)..............................   $ 46,930     $(37,468)   $  125,129   $   41,378
                                                    ========     ========    ==========   ==========
Net earnings (loss) per share:
  Basic..........................................   $   0.81     $  (0.66)   $     2.17   $     0.73
                                                    ========     ========    ==========   ==========
  Diluted........................................   $   0.81     $  (0.66)   $     2.16   $     0.73
                                                    ========     ========    ==========   ==========
Average shares outstanding:
  Basic..........................................     57,718       56,732        57,651       56,650
                                                    ========     ========    ==========   ==========
  Diluted........................................     58,017       56,732        57,891       57,006
                                                    ========     ========    ==========   ==========
Cash dividends declared per share................   $   0.28     $   0.28    $     0.84   $     0.84
                                                    ========     ========    ==========   ==========


          See accompanying notes to consolidated financial statements.

                           THOMAS & BETTS CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                 NINE MONTHS ENDED
                                                              -----------------------
                                                              OCTOBER 3,   OCTOBER 4,
                                                                 1999         1998
                                                              ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings................................................  $ 125,129    $  41,378
Adjustments:
  Depreciation and amortization.............................     76,096       71,935
  Provision (recovery)--restructured operations.............     (7,876)      62,096
  Accrued provision for special charges.....................         --       46,393
  Income from unconsolidated companies......................    (15,357)      (8,716)
  Non-cash one-time charges.................................     28,003           --
  Deferred income taxes.....................................     13,699      (33,624)

  Changes in operating assets and liabilities, net:
    Receivables.............................................    (88,058)     (65,546)
    Inventories.............................................    (40,124)     (46,176)
    Accounts payable........................................     42,531       (7,836)
    Accrued liabilities.....................................    (18,626)     (17,088)
    Income taxes payable....................................     10,988         (520)
    Other...................................................    (20,561)     (13,784)
                                                              ---------    ---------
Net cash provided by operating activities...................    105,844       28,512
                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of and investments in businesses, net of $7,245
 cash in 1999...............................................    (17,049)     (75,249)
Purchases of property, plant and equipment..................    (98,298)     (96,822)
Proceeds from sale of property, plant and equipment.........     21,489        5,267
Marketable securities acquired..............................         --      (27,598)
Proceeds from matured marketable securities.................     26,106       19,371
                                                              ---------    ---------
Net cash used in investing activities.......................    (67,752)    (175,031)
                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in borrowings with original maturities
 less than 90 days..........................................    (15,810)      16,335
Proceeds from long-term debt and other borrowings...........    149,000      174,894
Repayment of long-term debt and other borrowings............   (124,292)     (19,223)
Stock options exercised.....................................      6,098        5,678
Cash dividends paid.........................................    (48,688)     (49,966)
                                                              ---------    ---------
Net cash provided by (used in) financing activities.........    (33,692)     127,718
                                                              ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................      1,247         (894)
                                                              ---------    ---------

Net increase (decrease) in cash and cash equivalents........      5,647      (19,695)
Cash and cash equivalents at beginning of period............     64,028       45,225
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $  69,675    $  25,530
                                                              =========    =========


          See accompanying notes to consolidated financial statements.

                           THOMAS & BETTS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BASIS OF PRESENTATION


    In the opinion of management, the accompanying consolidated financial statements contain all adjustments (which consist of normal recurring adjustments with the exception in fiscal year 1999 of those adjustments described in Note 6) necessary for the fair presentation of the financial position of the Corporation as of October 3, 1999 and January 3, 1999, and the results of operations and cash flows for the periods ended October 3, 1999 and October 4, 1998.



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


    On October 26, 1999, the Corporation announced that certain one-time items and other charges and credits would be recorded as of October 3, 1999, and that the Corporation might restate its financial statements for the first and second fiscal quarters of 1999 and prior fiscal years. The Corporation reviewed with its independent auditors the amounts and attributions of those charges and credits to prior periods. As a result of that review and consultation with the audit committee of the board of directors, the Corporation decided to restate the previously issued financial statements for the quarters ended April 4, 1999, and October 3, 1999, and that restatement of other prior periods was not required.



    The charges and credits are being taken to correct various accounting errors and estimates that the Corporation resolved during the third quarter of 1999. The reasons for and financial impacts of those corrections are described in Note 6 to these consolidated financial statements.


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

                           THOMAS & BETTS CORPORATION

                                  (UNAUDITED)

2. EARNINGS PER SHARE ("EPS") (CONTINUED)

    The following is a reconciliation of the numerators and denominators of the per share computations:


                                                            QUARTER ENDED           NINE MONTHS ENDED
                                                       -----------------------   -----------------------
                                                       OCTOBER 3,   OCTOBER 4,   OCTOBER 3,   OCTOBER 4,
(IN THOUSANDS EXCEPT PER SHARE DATA)                      1999         1998         1999         1998
------------------------------------                   ----------   ----------   ----------   ----------
Net earnings (loss)..................................    $46,930     $(37,468)    $125,129      $41,378
                                                         -------     --------     --------      -------
Average shares outstanding...........................     57,718       56,732       57,651       56,650
                                                         -------     --------     --------      -------
Basic EPS............................................    $  0.81     $  (0.66)    $   2.17      $  0.73
                                                         =======     ========     ========      =======
Average shares outstanding...........................     57,718       56,732       57,651       56,650
Plus assumed exercise of stock options...............        299            0          240          356
                                                         -------     --------     --------      -------
                                                          58,017       56,732       57,891       57,006
                                                         -------     --------     --------      -------
Diluted EPS..........................................    $  0.81     $  (0.66)    $   2.16      $  0.73
                                                         =======     ========     ========      =======


3. COMPREHENSIVE INCOME

    Total comprehensive income and its components are as follows:


                                                            QUARTER ENDED           NINE MONTHS ENDED
                                                       -----------------------   -----------------------
                                                       OCTOBER 3,   OCTOBER 4,   OCTOBER 3,   OCTOBER 4,
(IN THOUSANDS)                                            1999         1998         1999         1998
--------------                                         ----------   ----------   ----------   ----------
Net earnings (loss)..................................    $46,930     $(37,468)    $125,129     $ 41,378
Foreign currency translation adjustments.............      5,887       (3,723)      (8,610)     (11,506)
Minimum pension liability adjustment.................         --           --         (551)          --
Unrealized holding gains (losses) on securities......       (193)         136         (200)         253
                                                         -------     --------     --------     --------
Comprehensive income (loss)..........................    $52,624     $(41,055)    $115,768     $ 30,125
                                                         =======     ========     ========     ========


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

5. RESTRUCTURING AND SPECIAL CHARGES

    During the third quarter of 1998, the Corporation recorded pretax restructuring and special charges of $108.5 million primarily related to a program to reduce costs by consolidating several facilities and

                           THOMAS & BETTS CORPORATION

                                  (UNAUDITED)

5. RESTRUCTURING AND SPECIAL CHARGES (CONTINUED)

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


                                                                         CHARGES TO
                                                        CHARGES TO     RESERVES DURING       REMAINING
                                            ORIGINAL     RESERVES     NINE MONTHS ENDED      BALANCE AT
(IN MILLIONS)                               PROVISION   DURING 1998    OCTOBER 3, 1999    OCTOBER 3, 1999
-------------                               ---------   -----------   -----------------   ----------------
Severance and employee-related costs......   $ 26.6       $ (7.6)           $ (8.8)             $10.2
Property, plant and equipment
  write-offs..............................     25.7         (7.0)             (5.9)              12.8
Other facility exit costs.................      9.8         (2.8)             (1.1)               5.9
                                             ------       ------            ------              -----
  Provision for restructured operations...     62.1        (17.4)            (15.8)              28.9
                                             ------       ------            ------              -----
Inventory write-offs related to
  restructuring...........................     25.6(1)     (14.4)             (5.5)               5.7
Costs related to previously idled
  facilities:
  Write-downs.............................      4.7(1)      (1.5)             (0.4)               2.8
  Carrying costs..........................     10.4(2)      (0.7)             (0.2)               9.5
Other.....................................      5.7(2)        --              (4.0)               1.7
                                             ------       ------            ------              -----
  Special charge..........................     46.4        (16.6)            (10.1)              19.7
                                             ------       ------            ------              -----
  Total...................................   $108.5       $(34.0)           $(25.9)             $48.6
                                             ======       ======            ======              =====


------------------------

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

                           THOMAS & BETTS CORPORATION

                                  (UNAUDITED)

5. RESTRUCTURING AND SPECIAL CHARGES (CONTINUED)

Future revenues are not expected to be significantly affected, since the cost-reduction program is primarily intended to relocate operations rather than discontinue operations.


    During the fourth quarter of 1996 as part of the accounting for the acquisition of Augat Inc., the Corporation recorded a restructuring charge of $24.5 million for the integration of Augat and for initiatives affecting Augat and other of the Corporation's operations. While most of these initiatives were implemented, in late 1998 and in 1999 decisions were made not to execute all of the originally planned phases of certain projects provided for by this charge. These decisions resulted in reductions to the restructuring and special charges reserve in 1999 of $3.8 million. All other projects included in this restructuring effort are now substantially complete.


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

                           THOMAS & BETTS CORPORATION

                                  (UNAUDITED)

6. ONE-TIME ITEMS AND OTHER CHARGES AND CREDITS (CONTINUED)


    In addition, several one-time items occurred in the quarter ended October 3, 1999. The aggregate effects of the one-time items and the adjustments recorded in the third quarter and in the quarter ended April 4, 1999, are as follows:



                                                         INCOME/(LOSS) IMPACTS
                                                              OF ONE-TIME
                                                            ITEMS AND OTHER
                                                           CHARGES & CREDITS
                                                       -------------------------
                                                        PRETAX       AFTER TAXES
                                                       --------      -----------
QUARTER ENDED OCTOBER 3, 1999
  Tax Refunds and Reduction in Taxes Payable(a)......                 $ 30,700
  Acquisition & Divestiture Income(b)................  $  8,615          5,021
  TDI Inventory Adjustments(c).......................    (7,105)        (4,405)
  Other Adjustments(d)...............................   (48,151)       (32,006)
                                                       --------       --------
    Total............................................   (46,641)          (690)

QUARTER ENDED APRIL 4, 1999
  TDI Inventory Adjustments(c).......................    (2,437)        (1,511)
  Other Adjustments(d)...............................    (3,468)        (2,150)
                                                       --------       --------
    Total............................................    (5,905)        (3,661)
                                                       --------       --------

  Total One-Time and Other Adjustments...............  $(52,546)      $ (4,351)
                                                       ========       ========


------------------------

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

(b) Acquisition and divestiture income and expense amounts include the transaction income and expense associated with two unconsummated acquisitions, a completed acquisition and divestiture of three amplifier product lines:

                                                         INCOME/(LOSS) IMPACTS FOR
                                                          ACQUISITION/DIVESTITURE
                                                               ACTIVITY FOR
                                                               QUARTER ENDED
                                                              OCTOBER 3, 1999
                                                        ---------------------------
                                                          PRETAX        AFTER TAXES
                                                        ----------      -----------
Termination fee from AFC Cable, net of related costs
  and costs associated with another unconsummated
  acquisition possibility.............................    $12,483          $ 7,739
Transaction costs related to a pooling of interests
  with L.E. Mason Co..................................     (1,708)          (1,058)
Net loss on disposition of three amplifier product
  lines...............................................     (2,160)          (1,660)
                                                          -------          -------
Earnings impact from acquisition and divestiture
  activity............................................    $ 8,615          $ 5,021
                                                          =======          =======

                           THOMAS & BETTS CORPORATION

                                  (UNAUDITED)

6. ONE-TIME ITEMS AND OTHER CHARGES AND CREDITS (CONTINUED)

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


(c) These adjustments relate to Telecommunications Devices Inc. (TDI), which was acquired by Thomas & Betts in July 1998. In the second quarter of 1999 the Corporation reported alleged wrongdoing of executives in TDI's battery pack operation in Dundee, Scotland. Following the discovery of the alleged wrongdoing in Dundee and in connection with a review of all TDI operations, the Corporation conducted physical inventory counts for battery pack operations in its Romeoville, Illinois plant during the quarter. The inventory count resulted in a $9.2 million reduction of inventory carrying value. The portion attributable to the first quarter of 1999 was $2.4 million. Additional adjustments netting to $0.3 million were recorded in the current quarter.


    The Corporation's corrective actions in response to findings in its battery operations include appointment of new management, improvement of cost accounting control and a scheduled upgrade of manufacturing systems during the first quarter of 2000. Management does not expect any further charges stemming from past operations of TDI.


(d) These adjustments predominately relate directly or indirectly to information technology systems' conversions, and they fall into the following general areas:



    1. SYSTEMS' CONVERSION ISSUES RELATED TO OPERATIONS IN EUROPE. In October 1998 a new order entry system was launched in Europe, and its data output was interfaced with the other newly installed systems. A number of billing and shipping inaccuracies were generated by the new order entry system as a result of database inaccuracies and interfaces with other new systems. A charge of $5.7 million was recorded to the reserve for returns and allowances to reflect the impact of those inaccuracies for which a definitive estimate was completed during the quarter. Another adjustment resulting from systems' conversions in Europe relates to incorrect recording of inter-company inventory transfers, which increased cost of goods sold by $2.0 million in the current quarter.



    2. CONVERSION ISSUES RELATED TO THE ELECTRICAL SEGMENT. Disconnects in the flow of information with regard to promotional discounts and volume incentive discounts gave rise to cumulative adjustments in the third quarter of 1999 of $5.7 million and $4.5 million, respectively. Of these amounts, $0.2 million of reduced expense is attributable to the first quarter of 1999. Management has since changed procedures to correct for these disconnects.



    3. OTHER CONVERSION ISSUES. As the Oracle system matured, management deployed account analysis capabilities and exception reports and reassigned accounting personnel who had been working on the Oracle systems implementation to decentralized accounting and control functions. The deployment of these resources to the divisions resulted in the identification of a number of both

                           THOMAS & BETTS CORPORATION

                                  (UNAUDITED)

6. ONE-TIME ITEMS AND OTHER CHARGES AND CREDITS (CONTINUED)


       increases and decreases in various balance sheet accounts totaling net charges of $18.1 million, including such items as the following:



       - Analyses of inventory balances resulted in an $8.9 million write-down in the carrying value of inventory in Mexico believed to be related to numerous product line relocations to plants in Mexico.



       - The Corporation recognized an additional $5.3 million of commissions expense to correct data entry errors. Concurrent changes in the Corporation's sales representative organization had obscured the errors. The portion attributable to the first quarter of 1999 is $2.1 million.



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


       In addition to refining estimates and correcting errors resulting from conversion of information systems, the following reserve balance adjustments and write-downs were made:



       - Restructuring and special charge reserves established in 1996 were reduced by $7.9 million because of decisions not to execute all the originally planned phases of certain projects for economic reasons. Some $1.5 million of these credits were attributed to the first quarter of 1999.


       - An increase in the current quarter of $6.6 million to inventory reserves for excess and obsolete inventory, predominately in Mexico and Europe.


       - A reduction of $6.9 million of accounts receivable to correct billing and other errors and for specific accounts deemed uncollectible.


       - Increases aggregating $3.1 million in the current quarter for corporate self-insurance and warranty reserves reflecting recent re-assessments by actuaries and Corporation personnel based on loss experience.


       - Other adjustments totaling $6.9 million of which $1.8 million is attributable to the first quarter of 1999.



    Upon consideration of the foregoing matters, and after consultation with its independent auditors and the board of directors' audit committee, the Corporation determined to restate its consolidated financial statements for the fiscal quarter ended April 4, 1999. This restatement, which affects financial statements included in this filing, reduced net earnings in the first quarter as follows:



                                        AS PREVIOUSLY REPORTED                AS REVISED
                                     -----------------------------   -----------------------------
(IN THOUSANDS, EXCEPT                NET EARNINGS/   EARNINGS PER    NET EARNINGS/   EARNINGS PER
PER SHARE AMOUNTS)                      (LOSS)       SHARE-DILUTED      (LOSS)       SHARE-DILUTED
---------------------                -------------   -------------   -------------   -------------
Quarter ended April 4, 1999........     $38,154           $0.66         $34,493           $0.60
                                        -------           -----         -------           -----

                           THOMAS & BETTS CORPORATION

                                  (UNAUDITED)

6. ONE-TIME ITEMS AND OTHER CHARGES AND CREDITS (CONTINUED)

    The cumulative impact on the balance sheet as of October 3, 1999 related to the aforementioned one-time items and other charges and credits is as follows:


                                                              INCREASE/
(IN THOUSANDS)                                                (DECREASE)
--------------                                                ----------
Accounts receivable.........................................   $(27,891)
Inventory...................................................    (19,563)
Accrued liabilities.........................................     19,025
Accounts payable............................................      2,067
Notes payable...............................................    (16,000)
Taxes payable...............................................    (32,369)
Deferred tax liability......................................    (15,826)
Shareholders' equity........................................     (4,351)



    Management believes that several factors and recent procedures and actions which it has implemented will better ensure that these types of accounting errors are avoided in the future:


    - The new Oracle-based financial reporting system improved control, visibility and analysis capabilities, and is now performing well with experienced users.


    - The control organization has been decentralized to better monitor and address potential issues.



    - Responsibilities within the newly decentralized financial organization have been clearly assigned for maintenance, control and reconciliation of all financial accounts.


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

7. SEGMENT AND OTHER RELATED DISCLOSURES

    The Corporation has three reportable segments: Electrical, Electronic Original Equipment Manufacturers (Electronic OEM) and Communications. Some business activities cannot be classified in the aforementioned segments and are shown under "All other." The Corporation's reportable segments are based on channels to market and represent the primary mode used to assess allocation of resources and performance. Management evaluates each segment's profit or loss performance based on earnings before

                           THOMAS & BETTS CORPORATION

                                  (UNAUDITED)

7. SEGMENT AND OTHER RELATED DISCLOSURES (CONTINUED)

interest, taxes, loss on sale of accounts receivable, restructure and special charges, foreign exchange gains and losses and acquisition-related transaction expenses.


                                                        QUARTER ENDED           NINE MONTHS ENDED
                                                   -----------------------   -----------------------
SEGMENT INFORMATION                                OCTOBER 3,   OCTOBER 4,   OCTOBER 3,   OCTOBER 4,
(IN THOUSANDS)                                        1999         1998         1999         1998
-------------------                                ----------   ----------   ----------   ----------
Net Sales:
  Electrical.....................................   $336,430     $270,120    $1,032,540   $  806,053
  Electronic OEM.................................    173,854      150,763       500,850      479,600
  Communications.................................     76,055       63,733       207,056      201,077
  All other......................................     49,302       55,181       159,866      150,745
                                                    --------     --------    ----------   ----------
    Total........................................   $635,641     $539,797    $1,900,312   $1,637,475
                                                    ========     ========    ==========   ==========
Segment Earnings:
  Electrical.....................................   $ 41,351     $ 44,250    $  139,875   $  137,873
  Electronic OEM.................................     (1,319)      12,981        24,868       41,214
  Communications.................................     (7,815)       3,788        (8,100)      14,883
  Related to all other sales.....................      2,172        6,372        14,631       12,625
                                                    --------     --------    ----------   ----------
    Total........................................   $ 34,389     $ 67,391    $  171,274   $  206,595
                                                    ========     ========    ==========   ==========


    The following are reconciliations of the total of reportable segments to the consolidated Corporation:


                                                        QUARTER ENDED           NINE MONTHS ENDED
                                                   -----------------------   -----------------------
RECONCILIATION TO TOTAL CORPORATION                OCTOBER 3,   OCTOBER 4,   OCTOBER 3,   OCTOBER 4,
(IN THOUSANDS)                                        1999         1998         1999         1998
-----------------------------------                ----------   ----------   ----------   ----------
Net Sales:
  Total reportable segment net sales.............   $586,339     $484,616    $1,740,446   $1,486,730
  Other sales....................................     49,302       55,181       159,866      150,745
                                                    --------     --------    ----------   ----------
    Total........................................   $635,641     $539,797    $1,900,312   $1,637,475
                                                    ========     ========    ==========   ==========
Earnings (loss) before income taxes:
  Total reportable segment earnings..............   $ 32,217     $ 61,019    $  156,643   $  193,970
  Earnings on other sales........................      2,172        6,372        14,631       12,625
  Restructure and special charges................      6,425     (108,487)        7,876     (108,487)
  Interest expense...............................    (17,010)     (13,141)      (49,600)     (36,448)
  Loss on sale of receivables....................     (4,086)      (2,193)       (8,599)      (6,780)
  Interest income................................      1,200          818         5,391        4,072
  Foreign currency exchange gains (losses).......       (217)       3,498           665        1,451
  Other..........................................         78         (581)           84         (461)
                                                    --------     --------    ----------   ----------
    Total........................................   $ 20,779     $(52,695)   $  127,091   $   59,942
                                                    ========     ========    ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS


    Thomas & Betts Corporation had net earnings of $46.9 million, or $0.81 per share on a diluted basis, for its third quarter ended October 3, 1999. Those results compare with a net loss of $37.5 million, or $0.66 per share, in 1998's third quarter. Several one-time items and other adjustments impacted 1999's third-quarter-net earnings. The net effect of those items was to increase earnings by $0.7 million, or $0.01 per share. Giving rise to those one-time items and other adjustments were approvals of tax refunds and a reduction in taxes payable, acquisition and divestiture activity, revaluation of inventory in the Corporation's TDI battery operations and other adjustments as more fully described in Note 6. The restatement of amounts in the first quarter of 1999 as described in Note 6 to the Consolidated Financial Statements is reflected in the following discussions of results for the nine months ended October 3, 1999. In 1998's third quarter Thomas & Betts recorded pretax special charges of $108.5 million related primarily to an aggressive cost-reduction program that decreased net earnings by $77.0 million, or $1.35 per share.



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



    Third-quarter net sales in the 1999 quarter were $635.6 million, up 17.8%, including $27.8 million of negative adjustments, or 22.9% higher excluding those adjustments, compared with $539.8 million in the prior-year quarter. Sales improved significantly year over year in the Corporation's three segments. Growth drivers are described below in the discussion of segment results.


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


    Both the 1999 and 1998 quarters include special items. In 1999, those items were: $29.6 million of additional cost of sales expense, $6.9 million additional MG&A expense and a $6.4 million recovery of provision for restructured operations in addition to the previously mentioned $27.8 million charge to sales. These adjustments are explained in Note 6. The 1998 quarter included special charges of $108.5 million allocated as follows: $30.3 million of cost of sales, $16.1 million of MG&A and $62.1 million of provision for restructured operations. Excluding unusual items from both periods, the gross margin in 1999's third quarter was 29.4%, essentially the same as the 29.6% in 1998's quarter. In the 1999 and 1998 quarters, respectively, the Corporation had operating margins of 11.9% and 11.1% if unusual items are excluded from both periods. The slightly higher margin in 1999 reflects lower MG&A expense as a percent of sales.


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


    Through nine months, consolidated sales, including adjustments, were $1,900.3 million, 16.1% above 1998's level for the same period, primarily due to the acquisition of Kaufel, and higher volumes in all of the Corporation's business segments. Gross margins through nine months of 1999 and 1998 were 26.5% and 28.0%, respectively, and operating margins were 7.5% and 4.8%, respectively. Excluding recovery for provision of restructured operations from 1999's results and special charges from 1998's results, gross margins were 26.5% and 29.9% and operating margins were 7.1% and 11.4%, respectively. Margins decreased in 1999 from 1998 primarily due to charges associated with the adjustments detailed in
Note 6. Nine-month income from unconsolidated companies increased 19.9% as a result of higher earnings from all of the Corporation's equity investments. Other expense-net was 0.9% above that of the year-earlier period due to higher interest expense offset by a $16.0 million fee received from AFC Cable
Systems, Inc. for termination of their merger agreement with the Corporation (see Note 6). Interest expense rose as a result of higher rates on floating rate debt and higher outstanding debt levels in 1999. Net earnings for the first nine months of 1999 were $125.1 million compared with $41.4 million and diluted EPS were $2.16, versus $0.73, in the same 1998 period. Absent the recovery of provision for restructured operations in 1999 and special charges in 1998, 1999's nine-month earnings were 1.6% higher than in 1998.


COST-REDUCTION PROGRAM

    Net savings in the nine months ended October 3, 1999 exceeded net savings anticipated at the outset of the cost-reduction program initiated in 1998 due to lower-than-anticipated project expenses, as shown in the following table:

                                                             NINE MONTHS ENDED
                                                              OCTOBER 3, 1999
                                                           ----------------------
                                                           ORIGINALLY
(IN MILLIONS)                                              ANTICIPATED    ACTUAL
-------------                                              -----------   --------
Savings:
  Salaries...............................................      $ 9.4      $ 7.6
  Manufacturing labor....................................       27.0       21.2
  Depreciation...........................................        0.8        0.5
  Overhead...............................................       (3.9)      (2.4)
                                                               -----      -----
    Total................................................       33.3       26.9
  Related project expenses...............................       21.4       10.6
                                                               -----      -----
  Net savings............................................      $11.9      $16.3
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

SEGMENT RESULTS


    Sales of the Electrical segment grew 24.5% to $336.4 million for the quarter, and segment earnings decreased 6.6% to $41.4 million. Sales from acquired businesses, together with improved demand from industrial end-users, accounted for the segment's sales increase. Segment earnings include adjustments to account for systems conversion and other issues described in detail in Note
6. Those adjustments negatively impacted third quarter 1999 segment earnings by $12.6 million and nine-month earnings by $15.2 million. Absent those adjustments, Electrical segment sales and earnings increased 29.4% and 22.0% year over year, respectively. Through nine months, sales increased 28.1% from the prior-year period to $1,032.5 million with most of the gain resulting from the Kaufel acquisition and solid improvements in volumes sold to utility customers. Segment earnings for the nine months were 1.5% higher at $139.9 million.



    The Electronic OEM segment showed solid growth year over year in the third quarter with segment sales increasing 15.3% to $173.9 million. Strong sales of battery packs to cellular handset OEMs and components to computer manufacturers led the year-over-year increase. The Electronics OEM segment recorded a loss for the third quarter of $1.3 million, compared with earnings of $13.0 million in the prior-year quarter. The segment loss include charges of $20.7 million and $23.7 million in the 1999 quarter, and nine-month period, respectively, to account for TDI, systems conversion and other issues described in detail in Note
6. Absent those charges, Electronic OEM segment sales and earnings increased 19.3% and 49.5% year over year, respectively. On a year-to-date basis, the segment had sales of $500.9 million, up 4.4% from 1998's first nine months. During the first nine months of 1999, higher volumes of battery packs and computer components more than offset lower prices. Year-to-date segment earnings declined 39.7% from 1998's level.



    Sales of the Communications segment were $76.1 million in 1999's third quarter, 19.3% above same-quarter 1998 sales. Heavy sales of amplifier product lines in advance of the divestitures of those businesses and solid demand for passive cable television components boosted sales in the quarter. Segment earnings include charges of $13.7 million and $15.6 million in the 1999 quarter, and nine-month period, respectively, to account for systems conversion and other issues described in detail in Note 6. As a result of those charges, the Communications segment had a loss of $7.8 million in the quarter compared with earnings of $3.8 million in 1998's third quarter. Absent those charges, Communications segment sales and earnings increased 31.5% and 54.6% year over year, respectively. Through nine months of 1999, Communication sales were $207.1 million, 3.0% above the same period of 1998 as gains in the U.S. cable television market and higher data communications sales offset weak international demand for telecommunications products and depressed sales to U.S. customers involved in telecommunications industry consolidation. For the first nine months of 1999, the segment had a loss of $8.1 million, versus earnings of $14.9 million in the 1998 period. The year-over-year change in profitability of the segment is due to the aforementioned charges as well as an unfavorable shift of sales to lower-margin cable television amplifier products and lower sales to telecommunications customers.


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


    Other sales in the third quarter were $49.3 million, a decrease of 10.7% from 1998's third-quarter level. Earnings on those sales were 65.9% lower or $2.2 million. Earnings on other sales include charges of $4.7 million in the 1999 quarter, to account for systems conversion and other issues described in detail in Note 6. Absent those charges, other sales decreased 9.2% and earnings on other sales increased 7.2% year over year. Through nine months of 1999, other sales totaled $159.9 million, 6.1% greater than the same 1998 period, due to solid demand from traditional utility customers. Earnings on other sales increased 15.9% to $14.6 million in the first nine months due to manufacturing efficiencies in steel structures and heating units.

LIQUIDITY AND CAPITAL RESOURCES

    Operating activities provided cash of $105.8 million through the first nine months of 1999. Through nine months accounts receivable rose $88.1 million primarily as a result of:

    - higher sales volumes; and


    - the acquisitions of Ocal, L.E. Mason and Shamrock; less


    - adjustments as described in Note 6.

    The Corporation's inventory levels increased $40.1 million from year-end 1998 levels due to:

    - increases to support higher sales volumes; and


    - the acquisitions of Ocal, L.E. Mason and Shamrock; less


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

       - Adverse regulatory, environmental, monetary or other governmental policies in the U.S. and abroad which could result in currency fluctuations--including fluctuations in the Canadian dollar, Euro, Japanese yen, Swiss franc and British pound--which, in turn, could adversely affect the Corporation's revenues and cost of sales;

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


                                                       THOMAS & BETTS CORPORATION
                                                       (Registrant)

                                                       /s/ FRED R. JONES
                                                       --------------------------------------
                                                       Fred R. Jones
                                                       VICE PRESIDENT-CHIEF FINANCIAL OFFICER
DATE:  January 3, 2000