Form 10-K
period 2000-01-02
THOMAS & BETTS CORP
filed 2000-03-29
CIK 97854

_______________________________________________________________________________
_______________________________________________________________________________


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 2, 2000.

                                                          OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________.

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     As of March 6, 2000, 57,934,265 shares of the Registrant's Common Stock were outstanding and the aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the average bid and asked prices of such stock on the New York Stock Exchange composite tape) was $1,298,089,625.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the fiscal year ended January 2, 2000, are incorporated by reference into Parts I, II and IV.

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2000, are incorporated by reference into Part III.

_______________________________________________________________________________
_______________________________________________________________________________

                                TABLE OF CONTENTS
                                                                           Page
                                                                           ----
                                     PART I

     ITEM 1.         Business............................................     3
     ITEM 2.         Properties..........................................     8
     ITEM 3.         Legal Proceedings...................................     9
     ITEM 4.         Submission of Matters to a Vote of Security
                     Holders.............................................    11

                     Executive Officers of the Registrant................    11

                                     PART II

     ITEM 5.         Market for Registrant's Common Equity and Related
                     Shareholder Matters.................................    12
     ITEM 6.         Selected Financial Data.............................    12
     ITEM 7.         Management's Discussion and Analysis of Financial
                     Condition and Results of Operation..................    12
     ITEM 7A.        Quantitative and Qualitative Disclosures About
                     Market Risk ........................................    13
     ITEM 8.         Financial Statements and Supplementary Data.........    13
     ITEM 9.         Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure..............    14

                                    PART III

     ITEM 10.        Directors and Executive Officers of the Registrant..    14
     ITEM 11.        Executive Compensation..............................    14
     ITEM 12.        Security Ownership of Certain Beneficial
                     Owners and Management...............................    14
     ITEM 13.        Certain Relationships and Related Transactions......    14

                                     PART IV

     ITEM 14.        Exhibits, Financial Statement Schedules and
                     Reports on Form 8-K................................     15

     EXHIBIT INDEX  .....................................................   E-1

                                                      PART I

ITEM 1.  BUSINESS

         Thomas & Betts Corporation (the "Corporation" or "Thomas & Betts") is a leading manufacturer of connectors and components for worldwide electrical and electronics markets. Thomas & Betts operates over 250 manufacturing, distribution and office facilities around the globe in 25 countries. Thomas & Betts was first established in 1898 as a sales agency for electrical wires and raceways, and was incorporated and began manufacturing products in New Jersey in 1917. The Corporation was reincorporated in Tennessee in May 1996. Corporate offices are maintained at 8155 T&B Boulevard, Memphis, Tennessee 38125, and the telephone number at that address is 901-252-8000. The Corporation's website is www.tnb.com.

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

         The Corporation sells its products through electrical, electronic, telephone, cable and heating, ventilation and air-conditioning (HVAC) distributors, directly to OEMs and end users, and through mass merchandisers, catalog merchandisers and home centers. No single customer of the Corporation accounted for 10% or more of net sales in any of the last three years.

         Thomas & Betts pursues growth through market penetration, global expansion, new product development, joint ventures and acquisitions. In 1999, the Corporation completed three acquisitions for total consideration of $70.7 million consisting of $17 million of cash and 869,722 shares of common stock. The largest was the acquisition of L.E. Mason, a market leader in weatherproof electrical boxes and covers.

         Also, in 1999 the Corporation divested itself of three cable television amplifier businesses, removing itself from the active components portion of the cable television business.

         In 1998, the Corporation completed nine acquisitions for total consideration of $168 million cash and 1,461,000 shares of common stock. In November 1998, Thomas & Betts completed the cash acquisition of Kaufel Group Ltd. ("Kaufel"), more than doubling the lighting product line that Thomas & Betts offers. Canadian-based Kaufel manufactures emergency lighting products and sells in Canada, the U.S., Europe and Asia-Pacific. In July 1998, the Corporation acquired Telecommunication Devices, Inc., a manufacturer of battery packs for mobile communications equipment. Other 1998 acquisitions added to the scope of products offered through Electrical and Communications market channels.

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

ELECTRICAL SEGMENT

         The Electrical segment's markets include industrial construction, renovation, maintenance and repair; commercial and residential construction and renovation; project construction; and industrial OEM, primarily in North America. Total sales of the segment were $1,359 million, $1,118 million and $1,020 million, or 53.9%, 50.1% and 45.1% of total sales for 1999, 1998 and
1997, respectively.

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

         Electrical products are sold through electrical and utility distributors, as well as retail outlets such as home centers and mass merchants. The Corporation has relationships with over 8,000 national, regional and independent distributors, retailers and buying groups with locations across North America. Thomas & Betts has strong relationships with its distributors as a result of the breadth and quality of its product line, innovative service programs, product innovation, competitive pricing and brand-name recognition among end users. Thomas & Betts' products are sold through a network of factory and independent sales representatives who work with distributors, end users and retail outlets to increase demand for its products. The Corporation has thousands of customers.

         Because electrical standards vary by region, and historically the Corporation has emphasized North American standards, the majority of Electrical segment sales are currently realized in the U.S. and Canada. Thomas & Betts has the potential to increase its participation in markets outside of North America by developing or acquiring product lines that conform to other regional standards.

ELECTRONIC OEM SEGMENT

         Thomas & Betts sells electronic components primarily to OEMs in the automotive, information services, office equipment, mobile communications, industrial electronics, test equipment, computer-aided-engineering and manufacturing systems, instrumentation, medical electronics markets, and additional applications in aerospace. The Corporation also sells products through electronics distributors. Electronic OEM segment sales were $686.7 million, $635.9 million and $752.5 million, or 27.2%, 28.5% and 33.3% of Thomas & Betts' total sales for 1999, 1998 and 1997, respectively.

         The Corporation's Electronic OEM components include: printed circuit connectors; IDC connectors for mass termination of flat cables; custom-engineered connectors for professional electronics (including MPI) and automotive applications; flexible interconnects, flat cables and assemblies for automotive and other applications; cable ties; terminals; D-subminiature connectors, a broad group of industry standard connectors; custom and standard switches; battery packs; printed circuit board sockets; and terminal blocks. These components are sold under a variety of Thomas & Betts' brand names.

     Thomas & Betts manufactures and sells both custom-designed and standard components through distributors and directly to OEM customers. To enable it to compete in the global electronics marketplace, the Corporation has design, manufacturing and distribution capabilities in North America, Europe and the Far East. Thomas & Betts has a broad customer base.

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

COMMUNICATIONS SEGMENT

         Thomas & Betts' Communications segment designs, manufactures and markets electromechanical components, subsystems and accessories used to maintain, construct and repair cable television (CATV), telecommunications and data communications networks. Although the majority of the segment's sales are recorded in North America, the products are of an international standard and are also sold outside of North America. Total Communications segment sales were $260.3 million, $260.6 million and $262.1 million, or 10.3%, 11.7% and 11.6% of the Corporation's total sales for 1999, 1998 and 1997, respectively.

         The Corporation's communications product offering includes: CATV drop hardware; RF connectors; fiber management systems; fiber optic connectors and splitters; modular voice and data connectors and related components; aerial, pole, pedestal and buried splice enclosures; connectors; encapsulation and sheath repair systems; and cable ties.

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

OTHER SALES

     The Corporation sells its other products and components, comprised of heating products and steel poles and towers, through distributors and directly to end users. Other sales were $216.4 million, $215.9 million and $224.8 million, or 8.6%, 9.7% and 10.0% of the Corporation's total sales for 1999, 1998 and 1997, respectively.

HEATING PRODUCTS

       The Corporation designs, manufactures and markets heating and ventilation products for commercial and industrial buildings. Products include gas, oil and electric unit heaters, gas-fired duct furnaces, indirect and direct gas-fired make-up air heaters, infrared heaters, and evaporative cooling and heat recovery products for the heating, ventilation and air conditioning ("HVAC") marketplace. Those products are sold under the Reznor-Registered Trademark- and E.K. Campbell-Registered Trademark- brand names through HVAC, mechanical and refrigeration distributors in over 1,800 locations throughout North America and Europe.

TRANSMISSION POLES AND TOWERS

       The Corporation designs, manufactures and markets transmission and distribution poles and towers for North American power and telecommunications companies and for export. Those products are primarily sold to five types of end users: investor-owned utilities; cooperatives, which purchase power from utilities and manage its distribution to end users; municipal utilities; cable television operating companies; and telephone companies. The Corporation's products include tubular steel transmission and distribution poles and lattice steel transmission towers. The Corporation manufactures and sells its transmission towers and its transmission and distribution poles under the Lehigh-TM-, Meyer-TM- and Thomas & Betts-Registered Trademark-brand names.

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

       Thomas & Betts' products enjoy a reputation for quality in the markets in which they are sold. To ensure quality, all of Thomas & Betts' facilities embrace quality programs, and 80% of all facilities owned as of October 31, 1998 now meet ISO 9000, 9001, 9002 or QS 9000 standards. By year-end 2000, all facilities owned by Thomas & Betts for at least two years are expected to have received either ISO or QS certification. The Corporation has implemented quality control processes in its design, manufacturing, delivery and other operations in order to further improve product quality and the service level to customers. These techniques include just-in-time manufacturing programs for more efficient use of machine tools in manufacturing different products, statistical process control, statistical problem solving, and other processes related to the Corporation's Distributor Manufacturer Integration (DMI-Registered Trademark-) program.

       From its origin as a delivery guarantee for electrical distributors, the DMI-Registered Trademark- program has evolved into a program that encompasses purchasing incentives, extensive marketing support, training and service discounts primarily for electrical and CATV distributors. In 1999, the DMI-Registered Trademark- program added 27 new participants, representing an increase of 8% over the previous year. The DMI-Registered Trademark-advanced partnership program includes customer cost-reduction processes such as automatic stock replenishment, advanced distributor inventory modeling, automatic receiving, price synchronization, invoice balancing and summary billing. Combining those business process redefinitions with a leading effort in electronic commerce, such as extensive use of industry-standard electronic data interchange (EDI), has made the DMI-Registered Trademark- partnership program a success for the Corporation as well as its participating distributors.

       In late 1999, the Corporation implemented a new web-enabled order processing system which management believes is strategically important to the Corporation's future industry position, particularly in the area of business-to-business e-commerce. The Corporation plans to continue to develop web-based capabilities to provide higher levels of service and efficiency to its customers.

RAW MATERIALS

       Thomas & Betts purchases a wide variety of raw materials for the manufacture of its products, including metals, commodities and materials such as copper, aluminum, zinc, gold, steel, resins, rubber compounds, battery cells and castings. The Corporation's sources of raw materials and component parts are well established and are sufficiently numerous to avoid serious interruption of production in the event that certain suppliers are unable to provide raw materials and component parts.

RESEARCH AND DEVELOPMENT

       Thomas & Betts has centralized research, development and engineering capabilities for those products that are globally accepted and maintains regional facilities to respond to the specific needs of local markets. The Corporation has a reputation for innovation and value based upon its ability to rapidly develop products that meet the needs of the marketplace.

       The Corporation invests significant resources in its research and development activities. Research, development and engineering expenditures invested into new and improved products and processes were $48 million, $49 million and $53 million, or 1.9%, 2.2% and 2.3% of total sales for 1999, 1998 and 1997, respectively.

       The Corporation made major investments and future commitments toward next-generation engineering tools in the areas of solid modeling software and rapid prototyping. The foundation has also been set to integrate these tools across the design, manufacturing and production areas. These research and development activities continue to be focused on high-growth markets and complementary products. Most research and development activity in 1999 took place in the Electronic OEM and Communications segments with efforts focused in part on expanding applications for the Metallized Particle Interconnect (MPI-TM-), microprocessor socket, commercializing polymer lithium ion battery technology for mobile communications applications and developing additional fiber optic products.

PATENTS AND TRADEMARKS

       Thomas & Betts owns approximately 2,500 active patent registrations and applications worldwide. The Corporation has over 1,550 active trademarks worldwide, including THOMAS & BETTS, T&B, AGASTAT, ALCOSWITCH, AMERICAN ELECTRIC LIGHTING, ANCHOR, ANSLEY, ARMIGER, ASTER, AUGAT, BLACKBURN, BOWERS, BUCHANAN, CANSTRUT, CATAMOUNT, CENTER LOK, COLOR-KEYED, COMMANDER, DIAMOND, ELASTOMERIC TECHNOLOGIES, E.K. CAMPBELL, ELASTIMOLD, ELECTROLINE, EMERGI-LITE, EPITOME, ELECTROLAY, EVER-LOK, E-Z-CODE, FLEX-STRIP, HAZLUX, HOLMBERG, KINDORF, KOLD-N-KLOSE, LIQUID TITE, LRC, MARR, MARRETTE, MAX-GARD, MEYER, MICROLECTRIC, MPI, NEVADA WESTERN, OCAL, RDI, POWERLITE, RED DOT, REZNOR, RUSSELLSTOLL, SACHS, SHAMROCK, SIGNATURE SERVICE, SITE LIGHT, SNAP-N-SEAL, STA-KON, STEEL CITY, SUPER STRUT, TDI BATTERIES, TAYLOR, TY-FAST, TY-RAP, UNION, VALON and ZINSCO.

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

EMPLOYEES

       As of January 2, 2000, the Corporation and its subsidiaries had approximately 21,500 full-time employees worldwide. Employees of the Corporation's international subsidiaries in the aggregate comprise approximately 58% of all employees. Of the total number of employees, approximately 35% are represented by trade unions. The Corporation believes its relationships with its employees are excellent.

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

FINANCIAL INFORMATION ABOUT FOREIGN AND U.S. DOMESTIC OPERATIONS

         For information concerning financial results for industry segments and foreign and U.S. domestic operations for the three years ended January 2, 2000, refer to Notes 13 and 14, respectively, of Notes to Consolidated Financial Statements contained in the Corporation's 1999 Annual Report to Shareholders, which Notes are incorporated herein by reference. Export sales originating in the U.S. were $61.1 million, $52.3 million and $52.8 million for 1999, 1998 and 1997, respectively.

ITEM 2.  PROPERTIES

         The Corporation has total plant, office, distribution, storage and warehouse space of approximately 11,305,000 sq. ft. in over 250 locations in 29 states, the Commonwealth of Puerto Rico and 23 other countries. This space is composed of approximately 8,017,000 sq. ft. of manufacturing space, 2,653,000 sq. ft. of office, distribution, storage and warehouse space and 635,000 sq. ft. of idle space.

         The following table lists the Corporation's manufacturing locations by segment as of January 2, 2000:

                                                                   Approximate Area
                                                                       In Sq. Ft.
                                                 No. Of          -----------------------
Segment                     Location           Facilities        Leased         Owned
-------                     --------           ----------        ------         -----

Electrical
                            Alabama                1             126,000
                            Arkansas               1                             246,000
                            California             1             213,000
                            Florida                1                              65,000
                            Georgia                3             262,600         157,818
                            Massachusetts          3              16,200         260,000
                            Mississippi            1                             236,648
                            New Jersey             1                             134,000
                            New Mexico             2              25,025         100,000
                            Ohio                   1             135,000
                            Puerto Rico            3             112,353          28,200
                            South Carolina         1                              84,600
                            Tennessee              2                             457,000
                            Texas                  1              35,805
                            Australia              6              32,197          28,729
                            Canada                14             163,923         800,680
                            France                 2              25,189           7,973
                            Germany                2              27,976
                            Mexico                 3             675,872
                            Netherlands            3              11,728          53,800
                            UK                     7              21,500         137,230

Electronic OEM

                            California             1             119,500
                            Illinois               2              68,281
                            Maine                  1                              99,280
                            Massachusetts          1                              53,000
                            Michigan               3                             229,972
                            Pennsylvania           2              40,930
                            South Carolina         3                             103,516
                            Hungary                2             144,431
                            Japan                  1                              74,300
                            Luxembourg             1                              43,246
                            Malaysia               2              48,110
                            Mexico                 4             559,742
                            Scotland               1              55,000
                            Singapore              1                              60,000
                            Switzerland            1                             188,000

                                                                   Approximate Area
                                                                      In Sq. Ft.
                                                 No. Of          ----------------------
Segment                     Location           Facilities        Leased         Owned
-------                     --------           ----------        ------         -----

Communications
                            New York               1             268,000
                            Mexico                 2             170,814
Other
                            Pennsylvania           1                             227,050
                            South Carolina         1                             105,000
                            Texas                  1                             136,172
                            Wisconsin              1                             171,206
                            Belgium                1             139,932
                            Mexico                 2             229,637


         In addition to the aforementioned manufacturing facilities, the Corporation owns three central distribution centers in Belgium (141,792 sq. ft.), Canada (260,000 sq. ft.) and Byhalia, Mississippi (960,000 sq. ft.) and leases a fourth central distribution center in Sparks, Nevada (283,037 sq. ft.). The Corporation also has principal sales offices, warehouses and storage facilities located in approximately 1,008,000 sq. ft. of property, most of which is leased. Included in this total is approximately 214,000 sq. ft. of space in Memphis, Tennessee for the Corporation's corporate and group headquarters.

         The Corporation has approximately 635,000 sq. ft. of idle manufacturing and office space in Kansas, Michigan, Pennsylvania, New Jersey, New York, Massachusetts, France, Germany, Spain, and the U.K., not included in the above table.

ITEM 3.  LEGAL PROCEEDINGS

         On February 16, 2000, certain shareholders of the corporation filed a purported class-action suit in the United States District Court for the Western District of Tennessee against the Corporation, Clyde R. Moore and Fred R. Jones. The complaint alleges fraud and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The plaintiffs allege that purchasers of the Corporation's common stock between April 28, 1999 and December 14, 1999 were damaged when the market value of the stock dropped by nearly 29% on December 15, 1999. The plaintiffs allege generally that the defendants artificially inflated the market value of the Corporation's common stock by a series of misleading statements or by failing to disclose certain adverse information. An unspecified amount of damages is sought. At this time, the Corporation is investigating the allegations, and is unable to predict the outcome of this litigation and its ultimate effect, if any, on the financial condition of the Corporation. However, the Corporation believes that there are meritorious defenses to the claims and intends to vigorously defend against the allegations. Mr. Moore and Mr. Jones may be entitled to indemnification by the Corporation.

         Owners and operators of sites containing hazardous substances, as well as generators of hazardous substances, are subject to broad liability under various federal and state environmental laws and regulations, including liability for cleanup costs and damages arising out of past disposal activity. Such liability in many cases may be imposed regardless of fault or the legality of the original disposal activity. The Corporation is the owner or operator or former owner of various manufacturing facilities currently being evaluated by the Corporation for the presence of contamination that may require remediation, including closed facilities in Elizabeth, New Jersey; Pittsburgh, Pennsylvania; and currently operated facilities in Hager City, Wisconsin, and Lancaster, South Carolina. In addition, the Corporation is evaluating or remediating, or may have liability associated with, contamination at two manufacturing plants, which were sold by American Electric prior to its acquisition by the Corporation, located in Bainbridge, Georgia, and Medora, Indiana, that may require site remediation.

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

         In January 1996, the Corporation acquired Amerace Corporation. Pursuant to the various environmental laws and regulations described above, Amerace is evaluating or remediating, or may have liability associated with, contamination at three facilities formerly owned or operated by Amerace, located in Butler, New Jersey; New Milford, New Hampshire; and Tenafly, New Jersey; and at two facilities currently owned and operated by Amerace located in Albuquerque, New Mexico; and Hackettstown, New Jersey. In addition, Amerace has received notifications from the EPA or from similar state environmental regulatory agencies or private parties that Amerace, along with others, may currently be potentially responsible for its share of the costs relating to the remediation of eleven sites pursuant to the Superfund Act or similar state environmental statutes.

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

         In November 1998, the Corporation acquired Kaufel Group, Ltd. Pursuant to the various environmental laws and regulations described above, the Corporation is evaluating, and may have liability associated with contamination at two facilities owned and operated by Kaufel, both located in Dorval, Quebec.

         In January 1999, the Company acquired Ocal, Inc. Pursuant to the various environmental laws and regulations described above, Ocal is evaluating, and may have liability associated with contamination at one facility currently operated by Ocal in Mobile, Alabama.

         In September 1999, the Company acquired L.E. Mason Co. Pursuant to the various environmental laws and regulations described above, L.E. Mason is evaluating, and may have liability associated with, contamination at one facility currently operated by L.E. Mason in Boston, Massachusetts.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 2, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding executive officers of the Corporation is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

                                                                            Date Assumed
         Name                 Position                           Age      Present Position
         ----                 --------                           ---      ----------------

Clyde R. Moore                President and                       46        May 1997
                              Chief Executive Officer

T. Roy Burton                 President-Electronics/              52        March 1994
                              OEM Group

John R. Janulis               Vice President-Controller           55        February 1994

Fred R. Jones                 Vice President-                     52        December 1998
                              Chief Financial Officer

Jerry Kronenberg              Vice President-General              65        May 1998
                              Counsel and Secretary

Gregory M. Langston           Group President-                    44        February 1998
                              International

David D. Myler                Vice President-                     55        December 1993
                              Administration

W. Neil Parker                President-Electrical                57        May 1996
                              Components Group

Gary R. Stevenson             President-Operations/               47        December 1998
                              Administration Group


     Mr. Moore was President and Chief Operating Officer of FL Industries, Inc. (1990 to 1992) and President of its American Electric Division (1985 to
     1992). He was President-Electrical Division (1992 to 1994) and President and Chief Operating Officer (1994 to 1997) of the Corporation.

     Mr. Janulis was Vice President-Finance of the American Electric Division of FL Industries, Inc. (1990 to 1992) and Vice President-Finance (1992 to
     1994) of Thomas & Betts Holdings, Inc. (name changed from FL Industries, Inc. in 1992).

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

     Mr. Jones and Mr. Myler have informed the Corporation that they will each retire in 2000. The Corporation has appointed the following persons to become executive officers:

                                                                         Date Assumed
         Name                             Position Age                 Present Position
         ----                             ------------                 ----------------

     John P. Murphy                   Senior Vice                   52         March 2000
                                      President and
                                      Chief Financial
                                      Officer

     Connie C. Muscarella             Vice President-               45         March 1998
                                      Human Resources

     Mr. Murphy was Vice President and Chief Financial Officer of Goulds Pumps, Inc. (1993 to 1997) and Senior Vice President and Chief Financial Officer of Johns Manville Corporation (1997 to 2000).

     Ms. Muscarella was Vice President-Human Resources of SKW Bio-Systems, Inc. (1990 to 1998).

         Executive officers are elected by, and serve at the discretion of, the Board of Directors for a term of one year. The current terms expire May 3, 2000. There is no arrangement or understanding between any officer and any person, other than a director or executive officer of the Corporation acting in his or her official capacity, pursuant to which any officer was selected. There is no family relationship between any executive officer and any other officer or director of the Corporation. There has been no event involving any executive officer of the Corporation under any bankruptcy act, criminal proceeding, judgment or injunction during the past five years.

                                     PART II

         Information for Items 5 through 8 of this Report appears in the Corporation's Annual Report to Shareholders for the fiscal year ended January 2, 2000, as indicated in the following table and is incorporated herein by reference.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Information regarding market information, shareholders and dividends is contained in the Financial Highlights, Quarterly Review and Corporate Information sections of the Corporation's Annual Report to Shareholders for the fiscal year ended January 2, 2000, on pages 3, 55 and 57, and is incorporated herein by reference.

                                                                   PAGE IN
                                                               ANNUAL REPORT TO
                                                                  SHAREHOLDERS
                                                               ----------------

ITEM 6.  SELECTED FINANCIAL DATA

                 Six-Year Summary of Selected Financial Data..........18

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF
                 OPERATION............................................19



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK....................................26

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 Consolidated Statements of Earnings..................28
                 Consolidated Balance Sheets..........................29
                 Consolidated Statements of Cash Flows................30
                 Consolidated Statements of Shareholders' Equity......31
                 Notes to Consolidated Financial Statements...........32


FORWARD-LOOKING STATEMENTS MAY PROVE INACCURATE

         This document and the documents that are incorporated by reference include various forward-looking statements about Thomas & Betts that are subject to risks and uncertainties. Forward-looking statements include information concerning future results of operations, cost savings and synergies. Also, statements that contain words such as "believes," "expects," "anticipates," "intends," "estimates," or similar expressions are forward-looking statements. Shareholders should note that these forward-looking statements are subject to risks and uncertainties and that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of Thomas & Betts. Accordingly, actual results may differ materially from those expressed or implied by such forward-looking statements contained or incorporated by reference in this document.

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

     - unforeseen problems in Thomas & Betts' computer systems and from third parties with which Thomas & Betts deals in business transactions, including those related to "Year 2000" date-recognition ability in time-sensitive software;

     - availability and pricing of commodities and materials needed for production of Thomas & Betts' products, including steel, copper, zinc, aluminum, gold, resins, rubber compounds, battery cells and castings;

     - increased downward pressure on selling prices for Thomas & Betts' products;

     - unforeseen difficulties arising from past and future acquisitions or dispositions of businesses;

     - changes in financial results of, or possibly the relationships with, Thomas & Betts' joint ventures and other equity income investments in Taiwan, Japan, Belgium and the U.S.;

     - changes in environmental regulations, policies and projected remediation technology advances that could impact projections of remediation expenses; and

     - significant changes in governmental policies domestically and abroad that could create trade restrictions, patent enforcement issues, adverse tax rate changes and changes to tax treatment of such items as tax credits, withholding taxes, transfer pricing and other income and expense recognition for tax purposes, including changes in taxation on income generated in Puerto Rico.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURES

                 None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding members of the Corporation's Board of Directors is presented in sections "Security Ownership," "Board and Committee Membership," "Compensation" and "Proposal No. 1, Election of Directors" and on pages 3 through 9 and pages 17 through 19 of the Definitive Proxy Statement for the Corporation's Annual Meeting of Shareholders which will be held May 3, 2000 and is incorporated herein by reference. Information regarding executive officers of the Corporation is included above in Part I of this Form 10-K under the caption "Executive Officers of the Registrant" pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K. Information required by Item 405 of Regulation S-K is presented in "Section 16(a) Beneficial Ownership Reporting Compliance" on page 4 of the Definitive Proxy Statement and is incorporated herein by reference.

         Information for Items 11 through 13 of this Report appears in the Definitive Proxy Statement for the Corporation's Annual Meeting of Shareholders to be held on May 3, 2000, as indicated in the following table and is incorporated herein by reference.

                                                              PAGE IN PROXY
                                                               STATEMENT
                                                              -------------
ITEM 11. EXECUTIVE COMPENSATION

         Compensation............................................8

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

         Security Ownership......................................3

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
         TRANSACTIONS

         Transactions with Nonemployee Directors.................9

         Employment Contracts, Termination of
              Employment and Change-of-Control
              Arrangements for Executives.......................13



         Transactions with Management...........................13


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K

          (1)  1. Financial Statements

               The consolidated financial statements of the Corporation, together with the report thereon of KPMG LLP, dated March 17, 2000, are presented on pages 28 through 54 of the Corporation's 1999 Annual Report to Shareholders and are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 5, 6, 7 and 8 hereof, the Corporation's 1999 Annual Report to Shareholders is not to be deemed as filed as part of this Report.

               2.   Financial Statement Schedules

               All financial statement schedules have been omitted because they are not applicable, not material, or the required information is included in the consolidated financial statements, or the notes thereto, contained in the Corporation's 1999 Annual Report to Shareholders and incorporated herein by reference.

               3.   Exhibits

               Exhibits 3.1, 3.2, 4.1 through 4.14, 10.1 through 10.14, 12, 13,
               21, 23 and 24 are being filed in connection with this Report and incorporated herein by reference.

               The Exhibit Index on pages E-1 through E-4 is incorporated herein by reference.

          (2)  Reports on Form 8-K

               During the last quarter of the period covered by this Report, the Corporation filed the following Current Reports on Form 8-K:

               Filed on October 27, 1999 Form 8-K dated October 26, 1999, Items 5 and 7, announcing the Corporation's financial results for the fiscal quarter ended October 3, 1999.

               Filed on November 19, 1999
               Form 8-K dated November 17, 1999, Items 5 and 7, announcing plans to reissue financial statements for the first fiscal quarter of 1999.

               Filed on December 15, 1999
               Form 8-K dated December 14, 1999, Items 5 and 7, announcing that fourth-quarter earnings could be as much as 40% below the current First Call consensus earnings expectation.

               Filed on December 20, 1999
               Form 8-K dated December 20, 1999, Items 5 and 7, announcing the completion of a review of certain accounting matters.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Corporation has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  THOMAS & BETTS CORPORATION
                                  (Registrant)

                                  BY: /s/FRED R. JONES
                                      --------------------------------------
                                      Fred R. Jones
                                      Vice President-Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Corporation in the capacities and on the dates indicated.

SIGNATURE                           CAPACITY                                DATE
---------                           --------                                ----

/s/CLYDE R. MOORE*                  President, Chief Executive
---------------------------         Officer (PRINCIPAL EXECUTIVE
Clyde R. Moore                      OFFICER) and Director


/s/FRED R. JONES                    Vice President-Chief                    March 23, 2000
---------------------------         Financial Officer (PRINCIPAL
Fred R. Jones                       FINANCIAL OFFICER AND
                                    PRINCIPAL ACCOUNTING OFFICER)


/s/ERNEST H. DREW*                  Director
---------------------------
Ernest H. Drew

/s/T. KEVIN DUNNIGAN*               Chairman of the Board
---------------------------
T. Kevin Dunnigan

/s/JEANANNE K. HAUSWALD*            Director
---------------------------
Jeananne K. Hauswald

/s/DEAN JERNIGAN*                   Director
---------------------------
Dean Jernigan

/s/RONALD B. KALICH, SR.*           Director
---------------------------
Ronald B. Kalich, Sr.

/s/ROBERT A. KENKEL*                Director
---------------------------
Robert A. Kenkel

/s/KENNETH R. MASTERSON*            Director
---------------------------
Kenneth R. Masterson

SIGNATURE                           CAPACITY                                DATE
---------                           --------                                ----

/s/THOMAS C. MCDERMOTT*             Director
---------------------------
Thomas C. McDermott

/s/JEAN-PAUL RICHARD*               Director
---------------------------
Jean-Paul Richard

/s/JERRE L. STEAD*                  Director
---------------------------
Jerre L. Stead

/s/WILLIAM H. WALTRIP*              Director
---------------------------
William H. Waltrip

*By: /s/FRED R. JONES                                           March 23, 2000
     ----------------------
        Fred R. Jones
        As attorney-in-fact for the
        above-named officers and
        directors pursuant to powers
        of attorney duly executed by
        such persons.

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER        DESCRIPTION OF EXHIBIT
    -------       ----------------------

      3.1         Amended and Restated Charter of the Corporation.

      3.2         Bylaws of the Corporation, as amended.

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

     4.12         Rights Agreement dated as of December 3, 1997 between the
                  Corporation and First Chicago Trust Company of New York, as
                  Rights Agent and Form of Rights Certificate. (Filed as
                  Exhibits 1 and 2 to the Corporation's Registration Statement on Form 8-A filed December 15, 1997 and incorporated herein by reference.)

     4.13         Amended and Restated Indenture dated July 29, 1999 between
                  Thomas & Betts Limited, a subsidiary of the Corporation, and Montreal Trust Company of Canada, as Trustee, relating to
                  7.15% Senior Debentures due 2008. This agreement is not being filed as an exhibit pursuant to Regulation S-K, Item
                  601(b)(4)(iii); however, the Corporation will provide a copy of such agreement to the Commission upon request.

     4.14 Supplemental Indenture No. 1 dated as of January 3, 2000 between Thomas & Betts Limited and Montreal Trust Company of
                  Canada, as Trustee, relating to 7.15% Senior Debentures due
                  2008. This agreement is not being filed as an exhibit pursuant to Regulation S-K, Item 601(b)(4)(iii); however, the
                  Corporation will provide a copy of such agreement to the Commission upon request.

     10.1         Five-Year Credit Agreement dated July 1, 1998 among the
                  Corporation, Morgan Guaranty Trust Company of New York, as
                  Agent, and certain lenders. (Filed as Exhibit 10.1 to the Corporation's third quarter 1998 Quarterly Report on Form
                  10-Q, Commission File No. 1-4682, and incorporated herein by reference.)

     10.2         Amendment No. 1 to the Five-Year Credit Agreement dated as of
                  January 4, 1999 among the Corporation, Morgan Guaranty Trust
                  Company of New York, as Agent, and certain lenders. (Filed as Exhibit 10.2 to the Corporation's 1998 Annual Report on Form
                  10-K, Commission File No.1-4682 and incorporated herein by reference.)

     10.3         Amended and Restated 364-Day Credit Agreement dated as of June
                  30, 1999 among the Corporation, Wachovia Bank, N.A., as Agent, and certain lenders. (Filed as Exhibit 10.1 to the Corporation's second quarter 1999 Quarterly Report on Form
                  10-Q, Commission File No. 1-4682, and incorporated herein by reference.)

     10.4         1993 Management Stock Ownership Plan, as amended (Filed as
                  Exhibit 10.6 to the Corporation's 1997 Annual Report on Form
                  10-K, Commission File No. 1-4682, and incorporated herein by reference), and Forms of Stock Option Agreements and Form of Restricted Stock Award Agreement.

     10.5         Executive Incentive Plan, effective May 5, 1999.

     10.6         Pension Restoration Plan effective January 1, 1995. (Filed as
                  Exhibit 10.8 to the Corporation's 1997 Annual Report on Form
                  10-K, Commission File No. 1-4682, and incorporated herein by reference.)

     10.7         Retirement Plan for Nonemployee Directors dated September 6,
                  1989, as amended December 3, 1997. (Filed as Exhibit 10.9 to the Corporation's 1997 Annual Report on Form 10-K, Commission
                  File No. 1-4682, and incorporated herein by reference.)



    EXHIBIT
    NUMBER        DESCRIPTION OF EXHIBIT
    -------       ----------------------

     10.8 Deferred Fee Plan for Nonemployee Directors as amended and restated effective May 6, 1998. (Filed as Exhibit 10.11 to the
                  Corporation's 1998 Annual Report on Form 10-K, Commission File
                  No. 1-4682, and incorporated herein by reference.)

     10.9         Form of executive officer employment agreement, as amended.
                  (Filed as Exhibit 10.11 to the Corporation's 1997 Annual
                  Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)

     10.10        Executive Retirement Plan as amended December 1, 1999.

     10.11        Supplemental Executive Investment Plan, effective January 1, 1997.

     10.12        Restricted Stock Plan for Nonemployee Directors effective May 6, 1992.
                  (Filed as Exhibit 10.14 to the Corporation's 1998 Annual
                  Report on Form 10-K, Commission File No. 1-4682, and
                  incorporated herein by reference.)

     10.13        Nonemployee Directors Stock Option Plan effective May 5, 1999 and
                  Form of Stock Option Agreement.

     10.14        Agreement with T. Kevin Dunnigan dated February 5, 1997.
                  (Filed as Exhibit 10 to the Corporation's 1996 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)

        12        Statement re Computation of Ratio of Earnings to Fixed Charges.

        13        Annual Report to Shareholders for the fiscal year ended January 2, 2000.

        21        Subsidiaries of the Corporation.

        23        Consent of Independent Public Accountants.

        24        Powers of Attorney.

                               EXHIBIT 23

                          ACCOUNTANTS' CONSENT

The Shareholders and Board of Directors
Thomas & Betts Corporation:

We consent to incorporation by reference in the Registration Statements (No. 33-56789, No. 33-68370, No. 333-80435, No. 333-93101, No. 333-31290 and No.
333-31302) on Form S-8, Registration Statements (No. 333-61465, No. 333-60459,
No. 333-87025, No. 333-93161 and No. 333-80483) on Form S-3 and Registration
Statement (No. 333-893) on Form S-4 of Thomas & Betts Corporation of our report dated March 17, 2000, relating to the consolidated balance sheets of Thomas & Betts Corporation and subsidiaries as of January 2, 2000 and January 3, 1999, and the related consolidated statements of earnings, cash flows and shareholders' equity for each of the years in the three-year period ended January 2, 2000, which report appears or is incorporated by reference in the January 2, 2000 Annual Report on Form 10-K of Thomas & Betts Corporation.

KPMG LLP

Memphis, Tennessee
March 24, 2000