Form 10-Q
period 2000-04-02
THOMAS & BETTS CORP
filed 2000-05-17
CIK 97854

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(MARK ONE)

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 2, 2000,

                                       OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number: 1-4682

                       ---------------------------------

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

                        --------------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      COMMON STOCK - $0.10 PAR VALUE       OUTSTANDING SHARES AT MAY 8, 2000
              (Title of each Class)                    57,961,265

--------------------------------------------------------------------------------
================================================================================

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                           THOMAS & BETTS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                                           APRIL 2,          JANUARY 2,
                                                                                             2000               2000
                                                                                          (Unaudited)
                                                                                          -----------        ---------
                                                       ASSETS
Current Assets:
    Cash and cash equivalents                                                             $  51,490         $  70,553
    Marketable securities                                                                    12,869            14,217
    Receivables, net                                                                        563,393           470,532
    Inventories:
       Finished goods                                                                       279,378           266,463
       Work-in-process                                                                       95,578            91,765
       Raw materials                                                                        173,317           179,173
                                                                                          ----------        ----------
                                                                                            548,273           537,401
    Deferred income taxes                                                                    51,548            44,410
    Prepaid expenses                                                                         28,571            26,822
                                                                                          ----------        ----------
Total Current Assets                                                                      1,256,144         1,163,935
Property, plant and equipment                                                             1,269,480         1,257,069
    Less accumulated depreciation                                                           596,058           590,541
                                                                                          ----------        ----------
       Property, plant and equipment - net                                                  673,422           666,528
Intangible assets - net                                                                     606,745           611,362
Investments in unconsolidated companies                                                     160,824           154,919
Other assets                                                                                 51,198            55,942
                                                                                          ----------        ----------
TOTAL ASSETS                                                                             $2,748,333        $2,652,686
                                                                                          ==========        ==========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable                                                                            46,177            31,921
    Current maturities of long-term debt                                                      3,691             3,774
    Accounts payable                                                                        309,855           300,242
    Accrued liabilities                                                                     141,903           159,401
    Income taxes                                                                             18,791             1,917
    Dividends payable                                                                        16,222            16,190
                                                                                          ----------        ----------
Total Current Liabilities                                                                   536,639           513,445
Long-term debt                                                                              991,653           935,731
Other long-term liabilities                                                                  90,678            88,828
Deferred income taxes                                                                        20,962            20,550
Shareholders' Equity:
    Common stock                                                                              5,796             5,782
    Additional paid-in capital                                                              336,456           332,480
    Retained earnings                                                                       814,851           795,208
    Unearned compensation - restricted stock                                                 (6,542)           (3,439)
    Accumulated other comprehensive income                                                  (42,160)          (35,899)
                                                                                          ----------        ----------
Total Shareholders' Equity                                                                1,108,401         1,094,132
                                                                                          ----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $2,748,333        $2,652,686
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

                           THOMAS & BETTS CORPORATION
                       CONSOLIDATED STATEMENT OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                           QUARTER ENDED
                                                                 ----------------------------------
                                                                  APRIL 2,                APRIL 4,
                                                                   2000                     1999
                                                                 ---------                ---------
Net Sales                                                        $ 659,681                $ 612,011

Costs and Expenses:
    Cost of sales                                                  471,271                  435,550
    Marketing, general and administrative                          108,100                  106,995
    Research and development                                        11,583                   12,475
    Amortization of intangibles                                      4,752                    4,574
    Provision (recovery) - restructured operations                    (449)                  (1,462)
                                                                 ---------                ---------
                                                                   595,257                  558,132
                                                                 ---------                ---------
Earnings from operations                                            64,424                   53,879

Income from unconsolidated companies                                 7,073                    8,997
Interest expense - net                                              16,955                   12,690
Other expense - net                                                  4,029                    2,306
                                                                 ---------                ---------
Earnings before income taxes                                        50,513                   47,880

Income taxes                                                        14,649                   13,387
                                                                 ---------                ---------
Net Earnings                                                     $  35,864                $  34,493
                                                                 =========                =========
Net Earnings Per Common Share:
    Basic                                                        $    0.62                $    0.60
                                                                 =========                =========
    Diluted                                                      $    0.62                $    0.60
                                                                 =========                =========
Average shares outstanding:
    Basic                                                           57,884                   57,582
                                                                 =========                =========
    Diluted                                                         57,889                   57,778
                                                                 =========                =========
Cash dividends declared per share                                $    0.28                $    0.28
                                                                 =========                =========

          See accompanying notes to consolidated financial statements.

                           THOMAS & BETTS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                   QUARTER ENDED
                                                                                          ---------------------------------
                                                                                          APRIL 2,                 APRIL 4,
                                                                                            2000                     1999
                                                                                         ---------                ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                             $  35,864                $  34,493
Adjustments:
    Depreciation and amortization                                                           26,135                   25,841
    Provision (recovery) - restructured operations                                            (449)                  (1,462)
    Undistributed earnings from unconsolidated companies                                    (5,905)                  (8,997)
    Non-cash one-time charges                                                                   --                    5,123
    Deferred income taxes                                                                   (6,561)                  20,153
    Gain on sale of business                                                                (4,214)                      --
    Changes in operating assets and liabilities, net:
       Decrease in receivable securitization                                                (8,211)                      --
       Receivables, excluding sale                                                         (91,150)                 (43,192)
       Inventories                                                                         (21,953)                 (15,899)
       Accounts payable                                                                     12,303                    6,958
       Accrued liabilities                                                                 (19,161)                  (8,148)
       Income taxes payable                                                                 17,184                  (24,716)
       Other                                                                                 1,680                  (13,073)
                                                                                         ---------                ---------
Net cash used in operating activities                                                      (64,438)                 (22,919)
                                                                                         ---------                ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of and investments in businesses, net of cash acquired of $7,245                      --                  (13,239)
Purchases of property, plant and equipment                                                 (29,882)                 (31,394)
Proceeds from sale of businesses                                                            11,475                      160
Proceeds from matured marketable securities                                                  1,162                   15,794
                                                                                         ---------                ---------
Net cash used in investing activities                                                      (17,245)                 (28,679)
                                                                                         ---------                ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in borrowings with original maturities less than
    90 days                                                                                 17,539                  (10,985)
Proceeds from long-term debt and other borrowings                                               --                  149,000
Increase (decrease) in commercial paper and other short-term notes                          57,683                 (101,054)
Stock options exercised                                                                      3,990                    3,449
Cash dividends paid                                                                        (16,189)                 (15,868)
                                                                                         ---------                ---------
Net cash provided by financing activities                                                   63,023                   24,542
                                                                                         ---------                ---------
EFFECT OF EXCHANGE-RATE CHANGES ON CASH                                                       (403)                      83
                                                                                         ---------                ---------
Net decrease in cash and cash equivalents                                                  (19,063)                 (26,973)
Cash and cash equivalents at beginning of period                                            70,553                   64,028
                                                                                         ---------                ---------
Cash and cash equivalents at end of period                                               $  51,490                $  37,055
                                                                                         =========                =========

          See accompanying notes to consolidated financial statements.

                           THOMAS & BETTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

           In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary for the fair presentation of the financial position as of April 2, 2000 and January 2, 2000, and the results of operations and cash flows for the periods ended April 2, 2000 and April 4, 1999.

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the fiscal year ended January 2, 2000. The results of operations for the periods ended April 2, 2000 and April 4, 1999 are not necessarily indicative of the operating results for the full year.

           Amounts have been restated as of the beginning of 1999 to include the August 31, 1999 acquisition of L.E. Mason Co., accounted for as an immaterial pooling of interests.


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

           The following is a reconciliation of the numerators and denominators of the per share computations:

                                                                                                QUARTER ENDED
                                                                                          ---------------------------
                                                                                          APRIL 2,           APRIL 4,
           (IN THOUSANDS EXCEPT PER SHARE DATA)                                             2000               1999
                                                                                          --------           --------
           Net earnings                                                                    $35,864           $34,493
                                                                                          --------           --------
           Average shares outstanding                                                       57,884            57,582
                                                                                          --------           --------
           Basic EPS                                                                         $0.62             $0.60
                                                                                          ========           ========
           Average shares outstanding                                                       57,884            57,582
           Plus assumed exercise of stock options                                                5               196
                                                                                          --------           --------
                                                                                            57,889            57,778
                                                                                          --------           --------
           Diluted EPS                                                                       $0.62             $0.60
                                                                                          ========           ========


                           THOMAS & BETTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

3.    COMPREHENSIVE INCOME

             Total comprehensive income and its components are as follows:

                                                                                                QUARTER ENDED
                                                                                          ---------------------------
                                                                                          APRIL 2,           APRIL 4,
           (IN THOUSANDS)                                                                   2000               1999
                                                                                          --------           --------
           Net earnings                                                                    $35,864           $34,493

           Foreign currency translation adjustments                                         (6,140)          (13,685)
           Minimum pension liability adjustment                                                  -              (551)
           Unrealized holding gains (losses) on securities                                    (121)              (12)
                                                                                          --------           --------

           Comprehensive income                                                            $29,603           $20,245
                                                                                          ========           ========

4.    RESTRUCTURING AND SPECIAL CHARGES

           During the third quarter of 1998, the Corporation recorded pretax restructuring and special charges of $108.5 million primarily related to a program to reduce costs by consolidating several facilities and product-line operations, terminating employees at affected locations, downsizing administrative functions and writing down idle facilities. The components of those charges and usage through April 2, 2000 were:

                                                                            CHARGES AND
                                                                REMAINING   REVERSALS TO    REMAINING
                                                                BALANCE AT RESERVES DURING  BALANCE AT
                                                   ORIGINAL     JANUARY 2,  FIRST QUARTER    APRIL 2,
                                                  PROVISION        2000         2000          2000
                                                  ---------     ---------- ---------------  ----------
Severance and employee related costs                $ 26.6        $  3.6       $ (0.1)       $  3.5
Property, plant and equipment write-offs              25.7           0.6           --           0.6
Other facility exit costs                              9.8           1.2         (0.1)          1.1
                                                    ------        ------       ------        ------
    Provision for restructured operations             62.1           5.4         (0.2)          5.2
                                                    ------        ------       ------        ------

Inventory write-offs related to
restructuring                                         25.6(1)        0.6           --           0.6

Costs related to previously idled facilities:
    Write-downs                                        4.7(1)        1.0         (0.1)          0.9
    Carrying costs                                    10.4(2)        9.5         (6.8)          2.7
Other                                                  5.7(2)        1.4           --           1.4
                                                    ------        ------       ------        ------

    Special charge                                    46.4          12.5         (6.9)          5.6
                                                    ------        ------       ------        ------

    Total                                           $108.5        $ 17.9       $ (7.1)       $ 10.8
                                                    ======        ======       ======        ======

      ----------------------
      Charged to (1) cost of sales and (2) marketing, general and administrative expense.

                           THOMAS & BETTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


4.    RESTRUCTURING AND SPECIAL CHARGES (CONTINUED)

           Severance and other employee-related costs involve actions that will result in a net reduction of approximately 325 jobs, including administrative positions at plants and corporate headquarters. As of April 2, 2000, the Corporation had realized a net reduction of approximately 300 jobs. The property, plant and equipment write-offs reduced to fair value the carrying amount of fixed assets that were not relocated in conjunction with their associated manufacturing processes. Assets written down as part of the cost-reduction program remain classified as property, plant and equipment until idled; the adjusted carrying value of the assets still in use was approximately $22.9 million. The effect of suspending depreciation on facilities idled was less than $0.1 million of depreciation expense reduction in both the first quarters of 2000 and 1999.

           Costs related to previously idled and written-down facilities were based on management's current estimates of costs necessary to ultimately dispose of, and satisfy obligations related to, such facilities. The majority of those are lease-related costs, which were generally to be incurred ratably over an eight-year period. During the first quarter of 2000, the Corporation entered into an agreement to sublease its idle office facility in Bridgewater, NJ. This sublease covers the full occupancy of this facility until the end of 2006. Accordingly, the reserve established by the special charge to provide for the future carrying costs of this facility has been reduced in the first quarter of 2000 by $6.4 million, the amount to be received under the sublease.


5.    SEGMENT AND OTHER RELATED DISCLOSURES

           The Corporation has three reportable segments: Electrical, Electronic Original Equipment Manufacturer (Electronic OEM) and Communications. Some business activities cannot be classified in the aforementioned segments and are shown under "Other." The Corporation's reportable segments are based on channels to market, and represent the primary mode used to assess allocation of resources and performance. Management evaluates each segment's profit or loss performance based on earnings before interest, taxes, loss on sale of accounts receivable, restructure charges and foreign exchange gains and losses.

                           THOMAS & BETTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

5.    SEGMENT AND OTHER RELATED DISCLOSURES (CONTINUED)

      SEGMENT INFORMATION

                                                                                               QUARTER ENDED
                                                                                        -----------------------------
                                                                                        APRIL 2,            APRIL 4,
           (IN THOUSANDS)                                                                 2000                1999
                                                                                        --------            --------
           Net Sales:
                Electrical                                                              $360,789            $332,282
                Electronic OEM                                                           193,731             158,020
                Communications                                                            48,245              62,407
                All other                                                                 56,916              59,302
                                                                                        --------            --------
                    Total                                                               $659,681            $612,011
                                                                                        ========            ========

           Segment Earnings (Loss):
                Electrical                                                               $40,718             $44,155
                Electronic OEM                                                            17,442              11,836
                Communications                                                             4,648              (1,091)
                Related to all other sales                                                 7,758               6,344
                                                                                        --------            --------
                    Total                                                                $70,566             $61,244
                                                                                        ========            ========

            The following are reconciliations of the total of reportable segments to the consolidated Corporation:

      RECONCILIATION TO TOTAL CORPORATION

                                                                                               QUARTER ENDED
                                                                                        -----------------------------
                                                                                        APRIL 2,             APRIL 4,
           (IN THOUSANDS)                                                                2000                 1999
                                                                                        --------            ---------
           Net Sales:
                Total reportable segment net sales                                      $602,765            $552,709
                Other sales                                                               56,916              59,302
                                                                                        --------            ---------
                    Total                                                               $659,681            $612,011
                                                                                        ========            =========
           Earnings Before Income Taxes:
                Total reportable segment earnings                                        $62,808             $54,900
                Earnings on other sales                                                    7,758               6,344
                Restructure charges                                                          449               1,462
                Interest expense                                                         (18,081)            (15,982)
                Loss on sale of receivables                                               (2,682)             (2,265)
                Interest income                                                            1,126               3,292
                Foreign currency exchange gains (losses)                                    (865)                129
                                                                                        --------            ---------
                    Total                                                                $50,513             $47,880
                                                                                        ========            =========

                           THOMAS & BETTS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)


6.    CONTINGENCIES

           On February 16, 2000, certain shareholders of the Corporation filed a purported class-action suit in the United States District Court for the Western District of Tennessee against the Corporation, Clyde R. Moore and Fred R. Jones. The complaint alleges fraud and violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The plaintiffs allege that purchasers of the Corporation's common stock between April 28, 1999, and December 14, 1999, were damaged when the market value of the stock dropped by nearly 29 percent on December 15, 1999. The plaintiffs allege generally that the defendants artificially inflated the market value of the Corporation's common stock by a series of misleading statements or by failing to disclose certain adverse information. An unspecified amount of damages is sought. The Corporation is investigating the allegations, and is unable to predict the outcome of this litigation and its ultimate effect, if any, on the financial condition of the Corporation. However, the Corporation believes that there are meritorious defenses to the claims and intends to vigorously defend against the allegations. Mr. Moore and Mr. Jones may be entitled to indemnification by the Corporation.

           THE COMPANY IS ALSO INVOLVED IN LEGAL PROCEEDINGS AND LITIGATION ARISING IN THE ORDINARY COURSE OF BUSINESS. IN THOSE CASES WHERE THE COMPANY IS THE DEFENDANT, PLAINTIFFS MAY SEEK TO RECOVER LARGE AND SOMETIMES UNSPECIFIED AMOUNTS, AND SOME MATTERS MAY REMAIN UNRESOLVED FOR SEVERAL YEARS. IT IS NOT PRACTICAL TO ESTIMATE A RANGE OF POSSIBLE LOSS FOR THE COMPANY'S LITIGATION MATTERS, AND LOSSES, EVEN THOUGH NOT ANTICIPATED, COULD BE MATERIAL WITH RESPECT TO EARNINGS IN ANY GIVEN PERIOD. HOWEVER, IN THE OPINION OF MANAGEMENT, THE OUTCOME OF SUCH PROCEEDINGS AND LITIGATION CURRENTLY PENDING WILL NOT MATERIALLY AFFECT THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS.

7.    SUBSEQUENT EVENT

           On May 7, 2000, the Corporation signed an agreement to sell its global Electronic OEM business to Tyco International Ltd. for $750.0 million in cash. The Electronic OEM segment encompasses connectors and components, including battery packs that transmit, store and manage electronic signals in computers, automobiles, and such electronic devices as cellular telephones. Customers include computer and cellular handset manufacturers, automotive and industrial OEMs, and tier-one automotive suppliers. The Federal Trade Commission has taken no position with respect to the transaction and there can be no assurance that the transaction, as proposed, will be consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         The Corporation had net sales of $659.7 million and net earnings of $35.9 million for the first quarter ended April 2, 2000, representing increases of 7.8 percent and 4.0 percent respectively over sales and earnings recorded in the same 1999 period. Diluted earnings per share (EPS) for the first quarter 2000 were $0.62, two cents above diluted EPS of $0.60 recorded in the prior-year period. First quarter 2000 results included a $6.4 million pre-tax gain from the sublease of the Corporation's former headquarters that was largely offset by a $5.0 million pre-tax provision added to the inventory reserve. Management anticipates that this provision will likely be required following resolution of issues associated with the conversion of the Corporation's order processing system.

         Consolidated sales increased primarily due to volume growth. Increased sales from the September 1999 acquisition of Shamrock Conduit Products, Inc. were more than offset by reduced sales resulting from the divestiture of three cable amplifier product lines by the Corporation in the third quarter of 1999. The net effect of the acquisition and divestitures was to lower sales by 2.6 percent compared to the prior year.

         From a geographic perspective, sales to Canadian, Latin American and Asia/Pacific customers improved dramatically in the quarter. Canadian sales were up 34.3 percent over the first quarter of last year with strong demand in both electrical and electronic markets. Sales in Latin America grew 48.5 percent year-over-year as a result of increased penetration into electrical and electronic markets. Sales to customers in the Asia/Pacific region increased 28.7 percent, with sales gains in both electrical and electronic segments, as that region's economy continues to strengthen. European sales growth was 2.9 percent compared to a strong first quarter last year.

         Pre-tax earnings were negatively affected by approximately $6-7 million in additional freight, distribution, customer service and interest expenses resulting from the implementation of the Corporation's new order processing system. Management estimates that related costs will continue in the second quarter, at approximately half the level experienced in the first quarter.

         As a percent of sales, the consolidated gross margin for the first quarter was 28.6 percent, versus 28.8 percent for the three months ended April 4, 1999. The operating margin was 9.8 percent versus 8.8 percent in the prior-year period. Excluding the unusual items described above, first quarter gross and operating margins would have been flat year over year. All segments saw improved volumes in the first quarter of 2000, although lower pricing and higher manufacturing and operating costs largely offset these gains.

         Net interest expense in the first quarter of 2000 was up over the same period last year on an increased level of borrowings and higher interest rates. First quarter income from unconsolidated companies was down from the prior year due to reduced earnings from Exemplar/Thomas & Betts Electrical LLC. Other expense was up over the first quarter last year, primarily due to foreign exchange transaction losses resulting from the weakening Euro.


COST-REDUCTION PROGRAM

         Progress continued during the first quarter 2000 toward completion of the Corporation's cost-reduction program that was initiated in the third quarter of 1998 with the special pretax charge of $108.5 million. Savings from the program that were realized in the first quarter of 2000 are estimated at $15.6 million net of related project expenses of $0.7 million, versus savings of $6.7 million net of related project expenses of $2.6 million in the first quarter of 1999. These savings helped to offset the impact of competitive pricing and cost increases incurred during the quarter.

         Savings from the cost-reduction program are net of (1) the associated operating cost increases expected to be incurred at the destination facilities and (2) project expenses. Project expenses include training and personnel and equipment relocation costs that are expensed as incurred.

         Revisions were made to the original cost-reduction program to adjust to market conditions. The order in which the projects were undertaken has, in some cases, been changed and the timetable for completion of certain projects extended. Estimated savings since inception of the program compared to original projections are as follows:

                                                                     SAVINGS REALIZED TO DATE
                                                                 ------------------------------
                                                                  ORIGINALLY          ESTIMATED
                                                                 ANTICIPATED           ACTUAL
                                                                 -----------          ---------
           Salaries                                                  22.0               17.4
           Manufacturing labor                                       62.6               48.2
           Depreciation                                               1.9                1.2
           Overhead                                                  (8.8)              (5.5)
                                                                     ----               ----
                  Total                                              77.7               61.3

           Related project expenses                                  33.8               20.2
                                                                     ----               ----
           Net savings                                               43.9               41.1
                                                                     ----               ----

         An additional incremental pretax benefit of $21.3 million from the cost-reduction program is expected to be achieved during the remainder of year 2000, net of $1.9 million of additional project expenses. The program is expected to be completed by year-end 2000, except for certain ongoing costs associated with idled facilities. In addition to project expenses, the Corporation spent $0.1 million on related capital projects in the first quarter of 2000, in addition to $19.1 million spent in 1999 and $5.4 million in 1998.


SEGMENT RESULTS

         Sales in the Electrical segment increased 8.6 percent to $360.8 million for the quarter, while earnings were $40.7 million, down 7.8 percent from the year earlier period. Improvements in the utility product mix and strong volume increases in industrial, utility, and Kaufel product lines were offset by pricing pressure in commercial markets and an unfavorable mix in industrial products. Higher distribution expenses associated with the new order processing system also affected segment earnings.

         Both sales and earnings of the Electronic OEM segment rose sharply in the quarter. Segment sales were $193.7 million, up 22.6 percent from the first three months of 1999, while segment earnings were up 47.4 percent, to $17.4 million. Higher sales, improved mix and manufacturing cost reductions in components sold to computer and cellular phone manufacturers more than offset lower earnings in the company's automotive product lines. Sales in the electronic distribution channel were also up significantly in both North America and Europe.

         In the Communications segment, sales were $48.2 million, down 22.7 percent from the first quarter of 1999 primarily due to the sale of certain amplifier product lines in the third quarter of last year. Excluding these sales, revenues would have been up approximately 7 percent primarily on a volume basis. Segment earnings were $4.6 million versus a loss of $1.1 million in the same period of 1999 and reflect a gain on the sale of the Telzon product line completed in early March 2000. Excluding the Telzon gain, segment earnings would show a significant improvement over last year helped by lower operating expenses and higher gross margins resulting from the sale of the aforementioned amplifier product lines.

         In the Other segment, sales were $56.9 million, down 4.0 percent from the first quarter of 1999 while earnings were $7.8 million, an improvement of
22.3 percent. Despite lower sales, the improvement in segment earnings reflects an improved mix in steel structures and manufacturing cost reductions in steel structures and heating units.


LIQUIDITY AND CAPITAL RESOURCES

       Net cash used in operating activities increased $64.4 million in the first quarter of 2000 compared to a $22.9 million increase in the first quarter of 1999. The increase in the current quarter was primarily due to a $91.1 million increase in accounts receivables. This increase occurred largely in the U.S. and was primarily due to implementation of the Company's new order processing system. The resolution of invoicing errors resulted in a diversion of collection effort and a slowdown of customer payments.

       Inventory levels compared with last year, improved as a result of the sale of Telzon and certain cable amplifier product lines, but were negatively impacted by increased inventory build related to the systems conversion and plant restructurings.

       Management has developed and is executing plans to deal with those issues which gave rise to increased receivables and inventory, and expects to reduce investment in those working capital items during the year.

       Capital expenditures for first quarter 2000 totaled $29.9 million, down slightly compared to $31.4 million of expenditures in the same period of 1999. Dividends paid during the first quarter of 2000 totaled $16.2 million for dividends declared in the fourth quarter of 1999.

       As of April 2, 2000, marketable securities, cash and equivalents totaled $64.4 million, compared with $84.7 million as of January 2, 2000. The Corporation maintains a commercial paper program, which is backed by $560 million of revolving credit agreements. As of April 2, 2000, $201.3 million of commercial paper was outstanding.

       In December 1997, the Corporation entered into an asset-securitization agreement permitting the continual sale of accounts receivable through December 19, 2002. Of the current maximum of $200.0 million that can be sold under the agreement, $168.0 million had been sold as of April 2, 2000, a decline of $8.0 million from the amount sold at the end of 1999.

      The Corporation has access to $425.0 million of funds under uncommitted credit lines with a variety of banks. Uncommitted borrowings under these lines totaled $110.0 million at the end of the quarter. The Corporation also has a number of smaller committed and uncommitted credit facilities to provide funding for its international operations. Management believes that external financial resources and internally generated funds are sufficient to meet the company's needs for the foreseeable future.

PART II.      OTHER INFORMATION

                           THOMAS & BETTS CORPORATION


Item 1.       Legal Proceedings

              See footnote 6, "Contingencies," of the financial statements included herein.


ITEM 5.       OTHER INFORMATION

(a)   Forward-Looking Statements May Prove Inaccurate

      This document includes various forward-looking statements about Thomas & Betts which are subject to risks and uncertainties. Forward-looking statements include information concerning future results of operations and cost savings. Statements that contain words such as "believes," "expects," "anticipates," "intends," "estimates" or similar expressions are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, and many factors could affect the future financial results of Thomas & Betts. Accordingly, actual results may differ materially from those expressed or implied by the forward-looking statements contained in this document. For those statements, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

      There are many important factors that could cause actual results to differ materially from those in forward-looking statements, some of which are beyond the control of Thomas & Betts. These factors include, but are not limited to:

      - Economic slowdown in the U.S. or economic slowdowns in Thomas & Betts' major offshore markets, including Western Europe
          (particularly Germany), the United Kingdom, Canada, Japan and
          Taiwan;

      - Effects of significant changes in monetary or fiscal policies in the U.S. and abroad which could result in currency fluctuations - including fluctuations in the Canadian dollar, German mark, Japanese yen, Swiss franc and British pound;

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

      - Changes in environmental regulations, policies and projected remediation technology advances that could impact expectations of remediation expenses;

      - Unforeseen difficulties arising from past and future acquisitions and dispositions of businesses;

      - Inflationary pressures which could raise interest rates and consequently Thomas & Betts' cost of funds;

      - Changes in its relationships with its joint venture partners and changes in financial results from its joint ventures and other equity investments in Taiwan, Japan, Belgium, Egypt and the U.S.;

      -   Undiscovered liabilities arising from acquired businesses;

      - Unexpected liabilities arising from the divestiture of the Corporation's Electronic OEM business;

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

      - Availability and pricing of commodities and raw materials needed for production of Thomas & Betts' products including steel, copper, zinc, aluminum, gold, resins, rubber compounds, battery cells and castings;

      - Unforeseen difficulties in completing cost-reduction actions initiated in the third quarter of 1998, including disposal of idle facilities, geographic shifts of production locations and closure of redundant administrative facilities; and

      - Failure of computer programs and equipment within Thomas & Betts or third parties with whom Thomas & Betts does business which may disrupt business activities and operations.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are filed as part of this form:

      (27.1) Financial Data Schedule (for SEC use only)
      (27.2) Financial Data Schedule (for SEC use only)

(b)   Reports on Form 8-K

      On January 24, 2000, the Corporation filed a Current Report on Form 8-K, Items 5 and 7, announcing the retirement of its chief financial officer.

      On February 15, 2000, the Corporation filed a Current Report on Form 8-K, Items 5 and 7, announcing the Corporation's financial results for the fiscal year ended January 2, 2000, and the hiring of a new chief financial officer.

      On February 24, 2000, the Corporation filed a Current Report on Form 8-K,
      Item 5, disclosing that a shareholder class-action suit had been filed against the Corporation, Clyde R. Moore and Fred R. Jones.

                           THOMAS & BETTS CORPORATION

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THOMAS & BETTS CORPORATION
                               (Registrant)


DATE:     MAY 17, 2000         /s/JOHN P. MURPHY
     ----------------------    ------------------------------------------------
                               John P. Murphy
                               Senior Vice President - Chief Financial Officer
                               (Principal Financial Officer and Principal
                               Accounting Officer)