Form 10-Q
period 2000-07-02
THOMAS & BETTS CORP
filed 2000-08-21
CIK 97854

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 2, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER: 1-4682

                            ------------------------

                           THOMAS & BETTS CORPORATION

             (Exact name of registrant as specified in its charter)

               TENNESSEE                                   22-1326940
    (State or Other Jurisdiction of             (IRS Employer Identification No.)
     Incorporation or Organization)

           8155 T&B BOULEVARD                                 38125
           MEMPHIS, TENNESSEE                              (Zip Code)
(Address of principal executive offices)

                                 (901)252-8000
              (Registrant's telephone number, including area code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       COMMON STOCK -- $0.10 PAR VALUE             OUTSTANDING SHARES AT AUGUST 18, 2000
            (Title of each Class)                               57,967,233


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                         PAGE
Cautionary Statement Regarding Forward-Looking Statements.............   3-4

                    PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements:
          Condensed Consolidated Balance Sheets as of July 2, 2000 and
            January 2, 2000...........................................    5
          Condensed Consolidated Statements of Operations for the
            Quarter and Six Months Ended July 2, 2000 and July 4,
            1999......................................................    6
          Condensed Consolidated Statements of Cash Flows for the Six
            Months Ended July 2, 2000 and July 4, 1999................    7
          Notes to Condensed Consolidated Financial Statements........   8-14
ITEM 2.   Management's Discussion and Analysis of Results of
            Operations and Financial Condition........................  15-21
ITEM 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................    21

                      PART II. OTHER INFORMATION
ITEM 1.   Legal Proceedings...........................................    22
ITEM 4.   Submission of Matters to a Vote of Security Holders.........    22
ITEM 6.   Exhibits and Reports on Form 8-K............................  22-23

NOTE:

    Thomas & Betts Corporation (the "Corporation" and the "Registrant") has recorded certain special charges as of July 2, 2000. These charges have been based upon the best information available to management at the time of this report and involve extensive use of estimates and assumptions. Management is reviewing with the Corporation's independent auditors the amounts and the attribution of the special charges to the appropriate reporting periods. While this review has not been completed, management, after consultation with the Corporation's independent auditors, has determined that the Corporation's financial statements for fiscal year 1999 will be restated. Since a portion of the special charges currently recorded in the quarter ended July 2, 2000 will be attributable to fiscal 1999, such adjustments will be made in fiscal 1999 and eliminated in the current quarter. Accordingly, the Corporation's financial statements for the second fiscal quarter of 2000 will also be restated. Until such time as the Corporation issues such restated financial statements, the previously issued fiscal 1999 financial statements should not be relied upon.

    Upon completion of this review, and after consultation with its independent auditors and the Audit Committee of the Board of Directors, the Corporation may restate its financial statements for the first fiscal quarter of 2000 and fiscal periods prior to 1999. If a portion of the special charges currently recorded in the quarter ended July 2, 2000 is later determined to be attributable to such prior periods, adjustments will be made in the relevant prior period and eliminated in the current quarter.

    The reasons for, and financial impact of, these adjustments are described in
Note 6 to the condensed consolidated financial statements set forth herein and in the Management's Discussion and Analysis of Results of Operations and Financial Condition.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    This document includes various forward-looking statements regarding the Corporation which are subject to risks and uncertainties. Forward-looking statements include information concerning future results of operations and financial condition. Statements that contain words such as "believes," "expects," "anticipates," "intends," "estimates," "continue," "should," "could," "may," "plan," "project," "predict," "will" or similar expressions are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, and many factors could affect the future financial results of the Corporation. Accordingly, actual results may differ materially from those expressed or implied by the forward-looking statements contained in this document. For those statements, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

    There are many factors that could cause actual results to differ materially from those in forward-looking statements, some of which are beyond the control of the Corporation. These factors include, but are not limited to:

    - Economic slowdown in the U.S. or economic slowdowns in the Corporation's other main markets, including Western Europe, the United Kingdom and Canada;

    - The ability of the management team to improve the operating performance of existing lines of business as the Corporation transitions to the new organizational design and eliminates the previous matrix management structure;

    - Unforeseen difficulties in the implementation, enhancement and maintenance of operating and accounting systems and controls;

    - Effects of significant changes in monetary or fiscal policies in the U.S. and abroad which could result in currency fluctuations--including fluctuations in the Canadian dollar, Euro and British pound;

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

    - Changes in its relationships with its joint venture partners and changes in financial results from its joint ventures;

    - Undiscovered liabilities arising from acquired businesses;

    - Unexpected liabilities arising from divestitures;

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

    - Availability and pricing of commodities and raw materials needed for production of the Corporation's products including steel, copper, zinc, aluminum, gold, resins and rubber compounds;

    - A downgrade or a negative implication credit watch by credit agencies of the Corporation's debt ratings;

    - Failure or disruption of computer programs and equipment within the Corporation or third parties with whom the Corporation does business which may disrupt business activities and operations; and

    - Other adjustments, if any, required after completion of management's continuing review of the Corporation's processes, controls and systems.

    The Corporation undertakes no obligation to revise the forward-looking statements included in this report to reflect any future events or circumstances. The Corporation's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               JULY 2,     JANUARY 2,
                                                                 2000         2000
                                                              ----------   -----------
                                 ASSETS
Current Assets:
  Cash and cash equivalents.................................  $   32,027   $   70,354
  Marketable securities.....................................      12,637       14,217
  Receivables, net..........................................     402,900      289,092
  Receivable -- OEM sale....................................     736,113           --
  Inventories, net:
    Finished goods..........................................     206,056      210,200
    Work-in-process.........................................      58,717       62,816
    Raw materials...........................................      92,292      102,706
                                                              ----------   ----------
                                                                 357,065      375,722
  Deferred income taxes.....................................     107,995       44,410
  Prepaid expenses..........................................      17,578       14,802
  Net assets of discontinued operations.....................          --      494,406
                                                              ----------   ----------
Total Current Assets........................................   1,666,315    1,303,003
Property, plant and equipment...............................     896,335      881,477
  Less accumulated depreciation.............................     413,746      382,436
                                                              ----------   ----------
    Property, plant and equipment, net......................     482,589      499,041
Intangible assets, net......................................     560,957      577,301
Investments in unconsolidated companies.....................     117,665      113,302
Other assets................................................      40,965       38,061
                                                              ----------   ----------
TOTAL ASSETS................................................  $2,868,491   $2,530,708
                                                              ==========   ==========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable.............................................  $   54,188   $   31,921
  Current maturities of long-term debt......................       1,890        2,515
  Accounts payable..........................................     211,837      209,983
  Accrued liabilities.......................................     198,314      143,123
  Income taxes..............................................      65,301        1,917
  Dividends payable.........................................      16,225       16,190
                                                              ----------   ----------
Total Current Liabilities...................................     547,755      405,649
Long-term debt..............................................   1,144,620      921,592
Other long-term liabilities.................................      90,858       88,785
Deferred income taxes.......................................      27,533       20,550
Shareholders' Equity:
  Common stock..............................................       5,797        5,782
  Additional paid-in capital................................     336,636      332,480
  Retained earnings.........................................     766,047      795,208
  Unearned compensation -- restricted stock.................      (4,574)      (3,439)
  Accumulated other comprehensive income....................     (46,181)     (35,899)
                                                              ----------   ----------
Total Shareholders' Equity..................................   1,057,725    1,094,132
                                                              ----------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $2,868,491   $2,530,708
                                                              ==========   ==========

Note: Certain prior-year amounts have been reclassified to conform to the current-year presentation.

     See accompanying notes to condensed consolidated financial statements.

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                         QUARTER ENDED       SIX MONTHS ENDED
                                                      -------------------   -------------------
                                                      JULY 2,    JULY 4,    JULY 2,    JULY 4,
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
Net Sales...........................................  $291,429   $483,093   $754,301   $935,863
Costs and Expenses:
  Cost of sales.....................................   404,692    332,881    723,358    644,432
  Marketing, general and administrative.............   112,631     86,705    201,945    177,252
  Research and development..........................     6,337      7,126     12,520     14,272
  Amortization of intangibles.......................     4,442      4,395      8,895      8,649
  Provision (recovery) -- restructured operations...        --         10       (449)      (391)
                                                      --------   --------   --------   --------
                                                       528,102    431,117    946,269    844,214
                                                      --------   --------   --------   --------
Earnings (loss) from operations.....................  (236,673)    51,976   (191,968)    91,649
Income from unconsolidated companies................     2,384      4,406      7,805     10,021
Interest expense -- net.............................    15,641     11,786     28,336     20,640
Other expense -- net................................     1,586      1,380      5,458      3,308
                                                      --------   --------   --------   --------
Earnings (loss) from continuing operations before
  income taxes......................................  (251,516)    43,216   (217,957)    77,722
Income tax (benefit) provision......................   (84,818)     8,340    (77,546)    16,324
                                                      --------   --------   --------   --------
Earnings (loss) from continuing operations..........  (166,698)    34,876   (140,411)    61,398
Earnings from discontinued operations, net..........        --      8,830      9,577     16,801
Gain on sale of discontinued operations, net........   134,089         --    134,089         --
                                                      --------   --------   --------   --------
Net earnings (loss).................................  $(32,609)  $ 43,706   $  3,255   $ 78,199
                                                      ========   ========   ========   ========
Basic earnings per share:
  Earnings (loss) from continuing operations........  $  (2.87)  $   0.61   $  (2.42)  $   1.07
  Earnings from discontinued operations.............        --       0.15       0.17       0.29
  Gain on sale of discontinued operations...........      2.31         --       2.31         --
                                                      --------   --------   --------   --------
  Net earnings (loss)...............................  $  (0.56)  $   0.76   $   0.06   $   1.36
                                                      ========   ========   ========   ========
Diluted earnings per share:
  Earnings (loss) from continuing operations........  $  (2.87)  $   0.60   $  (2.42)  $   1.06
  Earnings from discontinued operations.............        --       0.15       0.17       0.29
  Gain on sale of discontinued operations...........      2.31         --       2.31         --
                                                      --------   --------   --------   --------
  Net earnings (loss)...............................  $  (0.56)  $   0.75   $   0.06   $   1.35
                                                      ========   ========   ========   ========
Average shares outstanding:
  Basic.............................................    57,962     57,657     57,917     57,617
                                                      ========   ========   ========   ========
  Diluted...........................................    57,962     57,893     57,917     57,830
                                                      ========   ========   ========   ========
Cash dividends declared per share...................  $   0.28   $   0.28   $   0.56   $   0.56
                                                      ========   ========   ========   ========

Note: Certain prior-year amounts have been reclassified to conform to the current-year presentation.

     See accompanying notes to condensed consolidated financial statements.

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                              --------------------
                                                               JULY 2,    JULY 4,
                                                                2000        1999
                                                              ---------   --------
CASH FLOW FROM OPERATING ACTIVITIES
Net earnings................................................  $   3,255   $ 78,199
Gain on sale of discontinued operations.....................   (134,089)        --
Income from discontinued operations.........................     (9,577)   (16,801)
                                                              ---------   --------
Earnings from continuing operations.........................   (140,411)    61,398
Adjustments:
  Depreciation and amortization.............................     60,206     39,076
  Inventory reserve provisions..............................     54,238     10,413
  Provision (recovery) -- restructured operations...........       (449)      (391)
  Undistributed earnings from unconsolidated companies......     (4,363)    (7,979)
  Deferred income taxes.....................................    (56,057)    15,794
  Changes in operating assets and liabilities, net:
    Receivables, net of sale................................   (123,467)   (70,673)
    Inventories.............................................    (49,338)   (10,051)
    Accounts payable........................................      4,601     (5,509)
    Accrued liabilities.....................................      9,449     16,467
    Income taxes payable....................................    (40,831)   (24,655)
    Other...................................................      5,009    (38,007)
                                                              ---------   --------
Net cash provided by (used in) operating activities.........   (281,413)   (14,117)
                                                              ---------   --------

NET CASH FLOWS FROM DISCONTINUED OPERATIONS.................     53,226     43,667
                                                              ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of and investments in businesses..................         --    (13,080)
Purchases of property, plant and equipment..................    (44,040)   (48,244)
Proceeds from sale of property, plant and equipment.........         --      5,099
Proceeds from the divestitures of businesses................     11,475         --
Proceeds from matured marketable securities.................      1,197     23,466
                                                              ---------   --------
Net cash used in investing activities.......................    (31,368)   (32,759)
                                                              ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in borrowings with original maturities
  less than 90 days.........................................     26,454     (9,316)
Increase in commercial paper and other borrowings...........    222,849     47,401
Stock options exercised.....................................      4,171      4,740
Cash dividends paid.........................................    (32,416)   (31,808)
                                                              ---------   --------
Net cash provided by financing activities...................    221,058     11,017
                                                              ---------   --------

EFFECT OF EXCHANGE-RATE CHANGES ON CASH.....................        170        338
                                                              ---------   --------
Net increase (decrease) in cash and cash equivalents........    (38,327)     8,146
Cash and cash equivalents at beginning of period............     70,354     63,975
                                                              ---------   --------
Cash and cash equivalents at end of period..................  $  32,027   $ 72,121
                                                              =========   ========

Note: Certain prior-year amounts have been reclassified to conform to the current-year presentation.

     See accompanying notes to condensed consolidated financial statements.

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (which consist of normal recurring adjustments with the exception of those adjustments in the second fiscal quarter of 2000 described in Note 6) necessary for the fair presentation of the Corporation's financial position as of July 2, 2000. Certain reclassifications have been made to these condensed consolidated financial statements for the quarter and six months ended July 4, 1999, and the balance sheet as of January 2, 2000, to conform to the fiscal 2000 presentation and are primarily related to the Electronic OEM business being reclassified as a discontinued operation (See Note 2). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended July 2, 2000 and July 4, 1999 are not necessarily indicative of the operating results for the full year.

    The Corporation has recorded certain special charges as of July 2, 2000. These charges have been based upon the best information available to management at the time of this report and involve extensive use of estimates and assumptions. Management is reviewing with the Corporation's independent auditors the amounts and the attribution of the special charges to the appropriate reporting periods. While this review has not been completed, management, after consultation with the Corporation's independent auditors, has determined that the Corporation's financial statements for fiscal year 1999 will be restated. Since a portion of the special charges currently recorded in the quarter ended July 2, 2000 will be attributable to fiscal 1999, such adjustments will be made in fiscal 1999 and eliminated in the current quarter. Accordingly, the Corporation's financial statements for the second fiscal quarter of 2000 will also be restated. Until such time as the Corporation issues such restated financial statements, the previously issued fiscal 1999 financial statements should not be relied upon.

    Upon completion of this review, and after consultation with its independent auditors and the Audit Committee of the Board of Directors, the Corporation may restate its financial statements for the first fiscal quarter of 2000 and fiscal periods prior to 1999. If a portion of the special charges currently recorded in the quarter ended July 2, 2000 is later determined to be attributable to such prior periods, adjustments will be made in the relevant prior period and eliminated in the current quarter.

    The reasons for, and financial impact of, these adjustments are described in
Note 6 and in the Management's Discussion and Analysis of Results of Operations and Financial Condition. Although management is not aware at this time of any additional special charges that will be required in the future, it is possible that as management continues its review or as new information becomes available and estimation techniques undergo refinement, the special charges taken thus far will be adjusted or additional special charges may be taken in future periods.

2.  DISCONTINUED OPERATIONS

    On July 2, 2000, the Corporation completed the sale of substantially all of its global Electronic Original Equipment Manufacturers (Electronic OEM) business to Tyco Group S.A.R.L. (previously announced on May 7, 2000) for $750 million in cash, subject to adjustment, with a portion of the proceeds deferred. The cash purchase price was reduced by approximately $13.9 million for debt assumed by Tyco. The transaction closed on Sunday, July 2, 2000 and wire transfer funds of approximately $686 million were credited to the Corporation's account on Monday, July 3, 2000. The remainder of the purchase price is in escrow and will be received upon completion of events as

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

2.  DISCONTINUED OPERATIONS (CONTINUED)
described in the purchase agreement. The results of the Electronic OEM business have been reported separately as discontinued operations. The results of discontinued operations do not reflect any allocated corporate overhead expenses for centralized administration, finance and information technology departments.

    The sale resulted in a pre-tax gain of $231.1 million which, reduced by $97.0 million of income taxes, produced a gain on sale of discontinued operations of $134.1 million. The gain includes $14.7 million of losses, net of $3.3 million of tax benefit, resulting from the operations of the Electronic OEM business from April 3, 2000, to the closing date. Excluding the impact of the $14.7 million of losses, the pre-tax gain would have been $249.1 million. The $14.7 million of losses were impacted by $31.3 million of pre-tax special charges. The nature of these charges are similar to the special charges recorded in continuing operations (See Note 6) and were taken to provide for uncollectable accounts receivable, to increase reserves for excess obsolete inventory, to write-down investments in unconsolidated companies, to reconcile intercompany and other miscellaneous accounts and to write-down property, plant and equipment.

    Net sales and earnings from discontinued operations are as follows:

                                                             QUARTER ENDED    SIX MONTHS ENDED
                                                             -------------   -------------------
                                                                JULY 4,      JULY 2,    JULY 4,
                                                                 1999          2000       1999
(IN THOUSANDS)                                               -------------   --------   --------
Net sales..................................................     $168,786     $195,504   $327,586
                                                                ========     ========   ========
Earnings before income taxes...............................       15,216       16,954     28,590
Income tax expense.........................................        6,386        7,377     11,789
                                                                --------     --------   --------
Earnings from discontinued operations......................     $  8,830     $  9,577   $ 16,801
                                                                ========     ========   ========

    Interest expense of $4.6 million, included in the gain on sale of discontinued operations, and $4.3 million, included in earnings from discontinued operations, for the quarter and six months ended July 2, 2000, respectively, and $3.9 million and $7.8 million, respectively, for the quarter and six months ended July 4, 1999, was allocated to discontinued operations based upon the ratio of invested capital of discontinued operations to consolidated invested capital.

3.  EARNINGS PER SHARE ("EPS")

    Basic EPS for each period are computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS for each period are computed by dividing net earnings by the sum of (1) the weighted-average number of shares outstanding during the period and (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method.

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

3.  EARNINGS PER SHARE ("EPS") (CONTINUED)
    The exercise of stock options was not assumed for the quarter and the six month period ended July 2, 2000, as the effect would have been anti-dilutive. The following is a reconciliation of the numerators and denominators of the per share computations:

                                                          QUARTER ENDED         SIX MONTHS ENDED
                                                       --------------------   --------------------
                                                        JULY 2,    JULY 4,     JULY 2,    JULY 4,
                                                         2000        1999       2000        1999
(IN THOUSANDS EXCEPT PER SHARE DATA)                   ---------   --------   ---------   --------
NET EARNINGS:
Earnings (loss) from continuing operations...........  $(166,698)  $34,876    $(140,411)  $61,398
Earnings from discontinued operations................         --     8,830        9,577    16,801
Gain on sale of discontinued operations..............    134,089        --      134,089        --
                                                       ---------   -------    ---------   -------
Net earnings (loss)..................................  $ (32,609)  $43,706    $   3,255   $78,199
                                                       =========   =======    =========   =======

EARNINGS PER COMMON SHARE:
Weighted Average Shares:
Basic average shares outstanding.....................     57,962    57,657       57,917    57,617
Plus assumed exercise of stock options...............         --       236           --       213
                                                       ---------   -------    ---------   -------
Diluted average shares outstanding...................     57,962    57,893       57,917    57,830
                                                       =========   =======    =========   =======
Basic earnings per share:
  Earnings (loss) from continuing operations.........  $   (2.87)  $  0.61    $   (2.42)  $  1.07
  Earnings from discontinued operations..............         --      0.15         0.17      0.29
  Gain on sale of discontinued operations............       2.31        --         2.31        --
                                                       ---------   -------    ---------   -------
Net earnings (loss)..................................  $   (0.56)  $  0.76    $    0.06   $  1.36
                                                       =========   =======    =========   =======
Diluted earnings per share:
  Earnings (loss) from continuing operations.........  $   (2.87)  $  0.60    $   (2.42)  $  1.06
  Earnings from discontinued operations..............         --      0.15         0.17      0.29
  Gain on sale of discontinued operations............       2.31        --         2.31        --
                                                       ---------   -------    ---------   -------
Net earnings (loss)..................................  $   (0.56)  $  0.75    $    0.06   $  1.35
                                                       =========   =======    =========   =======

4.  COMPREHENSIVE INCOME

    Total comprehensive income and its components are as follows:

                                                         QUARTER ENDED         SIX MONTHS ENDED
                                                      --------------------   --------------------
                                                       JULY 2,    JULY 4,     JULY 2,    JULY 4,
                                                        2000        1999       2000        1999
(IN THOUSANDS)                                        ---------   --------   ---------   --------
Net earnings (loss).................................  $ (32,609)  $43,706    $   3,255   $ 78,199
Foreign currency translation adjustments............     (2,893)   (3,725)     (10,034)   (17,409)
Minimum pension liability adjustment................         --        --           --       (551)
Unrealized holding gains (losses) on securities.....       (127)        5         (248)        (7)
                                                      ---------   -------    ---------   --------
Comprehensive income (loss).........................  $ (35,629)  $39,986    $  (7,027)  $ 60,232
                                                      =========   =======    =========   ========

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

5.  1998 RESTRUCTURING

    During the third quarter of 1998, the Corporation recorded a pretax restructuring charge of $62.1 million related to a program to reduce costs by consolidating several facilities and product-line operations, terminating employees at affected locations, downsizing administrative functions and writing down idle facilities. Severance and other employee-related costs involve actions that will result in a net reduction of approximately 325 jobs, including administrative positions at plants and corporate headquarters. As of July 2, 2000, the Corporation had realized a net reduction of approximately 308 jobs. The remaining reserve of $5.4 million at January 2, 2000 was reduced to $4.7 million by July 2, 2000. Components of the remaining restructure reserves at July 2, 2000 are comprised of $3.3 million for severance and employee-related costs, $0.6 million for write-offs of property, plant and equipment and $0.8 million related to other facility exit costs. Management believes the remaining reserves are adequate to cover the estimated costs of completing the plan. It is anticipated that the plan will be completed by the end of 2000.

6.  SPECIAL CHARGES

    The Corporation recorded pre-tax charges totaling $223.9 million to continuing operations in the second quarter of 2000. The principal adjustments to the Corporation's continuing operations for the second quarter of 2000 may be categorized as follows:

    ACCOUNTS RECEIVABLE

    The Corporation recorded charges of approximately $102.5 million in the second quarter to provide for estimated uncollectable accounts receivable. Substantially all of this charge is reflected as a reduction to net sales. Approximately $69.5 million of this charge related to customer invoice disputes with respect to pricing and shipment accuracy, product returns and other reasons. Given the nature, number and age of these unresolved invoice disputes, management believes that these items are largely uncollectable and, accordingly, are included as part of the charge.

    The other significant portion of the accounts receivable charge relates to unpaid invoices. This charge is being taken in part because of the aging of these outstanding invoices and also because of the confusion and disruption caused by the Corporation's implementation of new financial, pricing and order processing systems. After completion of the implementation of the new order processing computer systems in late 1999, the Corporation experienced significant disruptions, which have led to the Corporation's inability to execute an effective collections process because of considerable uncertainty with customer billing. The latter led to many customer payment deductions and an increase in aged receivables which greatly hinders the Corporation's ability to effectively analyze the nature of aged invoices between doubtful accounts and disputed billings. The Corporation has recorded the charge as a direct reduction to accounts receivable and net sales under the belief that the aging increase is primarily due to disputed billings.

    INVENTORY

    The Corporation recorded charges of approximately $60.6 million in the second quarter to reduce inventory and increase cost of sales. Approximately $21.7 million of this charge related to write-downs for specifically identifiable excess and obsolete inventory, of which the primary components related to the premise wire ($8.6 million) and trap and filter ($3.3 million) product lines, while $6.1 million

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

6.  SPECIAL CHARGES (CONTINUED)
related to the broadband product line. In addition, the Corporation recorded a $19.4 million charge representing an increase in reserves for excess and obsolete inventory based on management's evaluation of current inventory aging and usage and its new strategy to reduce levels of slow-moving inventory. Management believes that this new strategy will help the Corporation better match production with sales requirements. Additionally, a $19.5 million charge was taken to reduce the carrying value of inventory to agree to physical counts and the Corporation's perpetual records.

    REVENUE RECOGNITION

    The Corporation reversed $31.7 million of net sales that were previously recognized as revenue and a net of $14.4 million of cost of sales, resulting in a net pre-tax charge of $17.3 million. These sales related to special promotional programs targeted at a select group of the Corporation's largest volume accounts. Based on a review of the terms and conditions of the promotions, management believes these transactions are more appropriately characterized as consignment sales and are now being treated accordingly.

    PROPERTY, PLANT AND EQUIPMENT

    The Corporation recorded a charge of $23.9 million to reduce property, plant and equipment. A charge of $19.6 million was taken primarily to reflect the write-off of, or increased depreciation on, assets previously classified as construction in progress. This charge also includes approximately $1.7 million for the premise wire and trap and filter product lines and $2.6 million mainly representing the write-off of miscellaneous plant assets.

    OTHER ADJUSTMENTS

    The Corporation recorded other special charges during the quarter totaling approximately $19.6 million. The primary components of these adjustments were as follows:

    - An approximately $7.1 million charge related to freight costs which included an under-estimation of the cost of freight during the period of the new order entry system (TOPS) implementation.

    - An approximately $4.0 million charge relating to the write-off of goodwill related to the trap and filter and Patriot Product lines.

    - Other adjustments of $8.5 million, including approximately $7.1 million related to the reconciliation of intercompany and other miscellaneous accounts which arose, in part, because of problems associated with the implementation of new financial and order entry computer systems and the transfer of assets between plants.

7.  SEGMENT AND OTHER RELATED DISCLOSURES

    The Corporation has two reportable segments: Electrical and Communications. Previously, the Corporation reported an Electronics OEM segment. Substantially all of this previously reported segment is now reflected as a discontinued operation and has been removed from the segment disclosures. Some business activities cannot be classified in the aforementioned segments and are shown under "Other." The Corporation's reportable segments are based on product lines, and represent the primary mode used to assess allocation of resources and performance. Management evaluates each

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

7. SEGMENT AND OTHER RELATED DISCLOSURES (CONTINUED) segment's profit or loss performance based on earnings before interest, taxes, loss on sale of accounts receivable, foreign exchange gains and losses and acquisition/disposition-related transaction expenses.

    SEGMENT INFORMATION

                                                        QUARTER ENDED         SIX MONTHS ENDED
                                                     --------------------   --------------------
                                                      JULY 2,    JULY 4,     JULY 2,    JULY 4,
                                                       2000        1999       2000        1999
(IN THOUSANDS)                                       ---------   --------   ---------   --------
Net Sales:
  Electrical.......................................  $ 196,354   $364,599   $ 554,530   $697,165
  Communications...................................     39,304     67,234      87,101    128,117
  Other............................................     55,771     51,260     112,670    110,581
                                                     ---------   --------   ---------   --------
    Total..........................................  $ 291,429   $483,093   $ 754,301   $935,863
                                                     =========   ========   =========   ========

Segment Earnings (Loss):
  Electrical.......................................  $(192,766)  $ 51,385   $(154,637)  $ 92,141
  Communications...................................    (41,301)      (484)    (37,266)    (3,138)
  Other............................................      3,062      5,369      10,242     11,009
                                                     ---------   --------   ---------   --------
    Total..........................................  $(231,005)  $ 56,270   $(181,661)  $100,012
                                                     =========   ========   =========   ========

    The following are reconciliations of the total of reportable segments to continuing operations:

    RECONCILIATION TO CONTINUING OPERATIONS

                                                        QUARTER ENDED         SIX MONTHS ENDED
                                                     --------------------   --------------------
                                                      JULY 2,    JULY 4,     JULY 2,    JULY 4,
                                                       2000        1999       2000        1999
(IN THOUSANDS)                                       ---------   --------   ---------   --------
Net Sales:
  Total reportable segments........................  $ 235,658   $431,833   $ 641,631   $825,282
  Other............................................     55,771     51,260     112,670    110,581
                                                     ---------   --------   ---------   --------
    Total..........................................  $ 291,429   $483,093   $ 754,301   $935,863
                                                     =========   ========   =========   ========
Earnings Before Income Taxes:
  Total reportable segment earnings (loss).........  $(234,067)  $ 50,901   $(191,903)  $ 89,003
  Earnings on Other sales..........................      3,062      5,369      10,242     11,009
  Restructure charges..............................         --         --         449         --
  Interest expense -- net..........................    (15,641)   (11,786)    (28,336)   (20,640)
  Other............................................     (4,870)    (1,268)     (8,409)    (1,650)
                                                     ---------   --------   ---------   --------
    Total..........................................  $(251,516)  $ 43,216   $(217,957)  $ 77,722
                                                     =========   ========   =========   ========

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

8.  CONTINGENCIES

    On February 16, 2000, certain shareholders of the Corporation filed a purported class-action suit in the United States District Court for the Western District of Tennessee against the Corporation, Clyde R. Moore and Fred R. Jones. The complaint alleges fraud and violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The plaintiffs allege that purchasers of the Corporation's common stock between April 28, 1999, and December 14, 1999, were damaged when the market value of the stock dropped by nearly 29 percent on December 15, 1999. The plaintiffs allege generally that the defendants artificially inflated the market value of the Corporation's common stock by a series of misleading statements or by failing to disclose certain adverse information. An unspecified amount of damages is sought. On July 12, 2000, the Corporation filed a Motion to Dismiss the suit, together with a memorandum of law in support of the motion to dismiss. The Corporation is unable to predict the outcome of this litigation and its ultimate effect, if any, on the financial condition of the Corporation. However, management believes that there are meritorious defenses to the claims and intends to vigorously defend against the allegations. Mr. Moore and Mr. Jones may be entitled to indemnification by the Corporation.

    The Corporation is also involved in legal proceedings and litigation arising in the ordinary course of business. In those cases where the Corporation is the defendant, plaintiffs may seek to recover large and sometimes unspecified amounts, and some matters may remain unresolved for several years. It is not practical to estimate a range of possible loss for the Corporation's litigation matters, and losses, even though not anticipated, could be material with respect to earnings in any given period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RECENT DEVELOPMENTS AND OUTLOOK FOR FISCAL 2000

SALE OF ELECTRONIC OEM BUSINESS

    On May 7, 2000, the Corporation signed an agreement to sell substantially all of its global Electronic OEM business to Tyco Group S.A.R.L. (the "OEM Sale"). This sale was completed on July 2, 2000, for a purchase price of $750 million in cash less assumed debt of approximately $13.9 million, subject to adjustment. The OEM Sale was structured as nineteen separate transactions in nineteen countries (fourteen stock sales and five asset sales). The Electronic OEM segment encompasses connectors and components that transmit, store and manage electronic signals in computers, automobiles, and such electronic devices as cellular telephones. Customers include computer and cellular handset manufacturers, automotive and industrial OEMs, and tier-one automotive suppliers.

NEW MANAGEMENT TEAM

    The Corporation has recently undergone significant organizational changes. On August 9, 2000, the Corporation announced that Clyde R. Moore had resigned as Chairman and Chief Executive Officer and T. Kevin Dunnigan had been elected Chairman and Chief Executive Officer by the Board of Directors. Mr. Dunnigan had previously served as the Corporation's Chairman from 1992 to May 2000 and its Chief Executive Officer from 1985 to 1997. On July 5, 2000, John R. Mayo became President and Chief Operating Officer of the Corporation. Mr. Mayo's appointment followed the recent appointments of John P. Murphy as Chief Financial Officer and Kenneth W. Fluke as Controller.

REVIEW OF PROCESSES, CONTROLS AND SYSTEMS

    The Corporation's recently appointed chief financial officer has been leading a review of processes, controls and systems in order to assure their adequacy or, when appropriate, to implement improvements. An equally important objective of the review is to improve performance in a number of areas, especially accounts receivable and inventory management. Management has identified a number of areas where improvements are required. The Corporation has made progress during the second quarter in addressing accounts receivable and inventory, but improvements in these areas will require time to implement and refine, and other areas will undergo review throughout the year. Until the review is completed and the required improvements implemented and refined, the Corporation's results of operations and financial position may continue to be impacted by the Corporation's existing processes, systems and controls.

    As a result of this review, the Corporation has recorded certain special charges, as described in detail below, during the second quarter of 2000. These charges have been based upon the best information available to management at the time of this report and involve extensive use of estimates and assumptions. Management is reviewing with the Corporation's independent auditors the amounts and the attribution of the special charges to the appropriate reporting periods. While this review has not been completed, management, after consultation with the Corporation's independent auditors, has determined that the Corporation's financial statements for fiscal year 1999 will be restated. Since a portion of the special charges currently recorded in the quarter ended July 2, 2000 will be attributable to fiscal 1999, such adjustments will be made in fiscal 1999 and eliminated in the current quarter. Accordingly, the Corporation's financial statements for the second fiscal quarter of 2000 will also be restated. Until such time as the Corporation issues such restated financial statements, the previously issued fiscal 1999 financial statements should not be relied upon.

    Upon completion of this review, and after consultation with its independent auditors and the Audit Committee of the Board of Directors, the Corporation may restate its financial statements for the first fiscal quarter of 2000 and fiscal periods prior to 1999. If a portion of the special charges currently recorded in the quarter ended July 2, 2000 is later determined to be attributable to such prior periods, adjustments will be made in the relevant prior period and eliminated in the current quarter.

    Although management is not aware at this time of any additional special charges that will be required in the future, it is possible that as management continues its review or as new information becomes available and estimation techniques undergo refinement, the special charges taken thus far will be adjusted or additional special charges may be taken in future periods.

STRATEGIC REVIEW

    In addition to conducting the review described above, management is assessing strategies and practices across all segments and functions. Specifically, management is:

    - Focusing on supporting the Corporation's strong market and product leadership positions by establishing greater discipline and tighter controls and emphasizing fundamental, sound practices across all its businesses.

    - Redirecting the Corporation's business-to-business e-commerce strategy to focus on developing technology solutions that directly support the e-commerce efforts of distributors and end-user customers and reduce the overall cost of the supply chain.

THIRD QUARTER AND FISCAL YEAR 2000

    The Corporation expects that third quarter and fiscal year 2000 financial results will be significantly below the current analysts' estimates, excluding the gain on the OEM Sale and the special charges reported in second quarter 2000 results.

SPECIAL CHARGES -- CONTINUING OPERATIONS

    The Corporation recorded pretax charges totaling $223.9 million
($148.4 million after tax) to continuing operations in the second quarter of 2000. The principal adjustments to the Corporation's continuing operations for the second quarter of 2000 may be categorized as follows:

ACCOUNTS RECEIVABLE

    The Corporation recorded charges of approximately $102.5 million in the second quarter to provide for estimated uncollectable accounts receivable. Substantially all of this charge is reflected as a reduction to net sales. Approximately $69.5 million of this charge related to customer invoice disputes with respect to pricing and shipment accuracy, product returns and other reasons. Given the nature, number and age of these unresolved invoice disputes, management believes that these items are largely uncollectable and, accordingly, are included as part of the charge.

    The other significant portion of the accounts receivable charge relates to unpaid invoices. This charge is being taken in part because of the aging of these outstanding invoices and also because of the confusion and disruption caused by the Corporation's implementation of new financial, pricing and order processing systems. After completion of the implementation of the new order processing computer systems in late 1999, the Corporation experienced significant disruptions, which have led to the Corporation's inability to execute an effective collections process because of considerable uncertainty with customer billing. The latter led to many customer payment deductions and an increase in aged receivables which greatly hinders the Corporation's ability to effectively analyze the nature of aged invoices between doubtful accounts and disputed billings. The Corporation has recorded the charge as a direct reduction to accounts receivable and net sales under the belief that the aging increase is primarily due to disputed billings.

    The Corporation is implementing a new strategy to address the collections backlog caused by the disputed billings and a significant number of internal processes are being changed to substantially reduce the volume of billing disputes. Management's goal is to improve this area over the course of the next five to six months.

INVENTORY

    The Corporation recorded charges of approximately $60.6 million in the second quarter to reduce inventory and increase cost of sales. Approximately $21.7 million of this charge related to write-downs for specifically identifiable excess and obsolete inventory, of which the primary components related to the premise wire ($8.6 million) and trap and filter ($3.3 million) product lines, while $6.1 million related to the broadband product line. In addition, the Corporation recorded a $19.4 million charge representing an increase in reserves for excess and obsolete inventory based on management's evaluation of current inventory aging and usage and its new strategy to reduce levels of slow-moving inventory. Management believes that this new strategy will help the Corporation better match production with sales requirements. Additionally, a $19.5 million charge was taken to reduce the carrying value of inventory to agree to physical counts and the Corporation's perpetual records.

    The Corporation has formed a team comprised of internal staff and outside experts to examine and enhance the policies and procedures related to inventory management. Management believes solid progress is being made in this regard.

REVENUE RECOGNITION

    The Corporation reversed $31.7 million of net sales that were previously recognized as revenue and a net of $14.4 million of cost of sales, resulting in a net pre-tax charge of $17.3 million. These sales related to special promotional programs targeted at a select group of the Corporation's largest volume accounts. Based on a review of the terms and conditions of the promotions, management believes these transactions are more appropriately characterized as consignment sales and are now being treated accordingly.

PROPERTY, PLANT AND EQUIPMENT

    The Corporation recorded a charge of $23.9 million to reduce property, plant and equipment. A charge of $19.6 million was taken primarily to reflect the write-off of, or increased depreciation on, assets previously classified as construction in progress. This charge also includes approximately $1.7 million for the premise wire and trap and filter product lines and $2.6 million mainly representing the write-off of miscellaneous plant assets.

OTHER ADJUSTMENTS

    The Corporation recorded other special charges during the quarter totaling approximately $19.6 million. The primary components of these adjustments were as follows:

    - An approximately $7.1 million charge related to freight costs which included an under-estimation of the cost of freight during the period of the new order entry system (TOPS) implementation.

    - An approximately $4.0 million charge relating to the write-off of goodwill related to the trap and filter and Patriot Product lines.

    - Other adjustments of $8.5 million, including, approximately $7.1 million related to the reconciliation of intercompany and other miscellaneous accounts which arose, in part, because of problems associated with the implementation of new financial and order entry computer systems and the transfer of assets between plants.

RESULTS OF OPERATIONS

    The OEM sale has been accounted for as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. Accordingly, results from continuing operations for the current and prior periods exclude the impact of the global Electronic OEM business. The net results for the current and prior periods of the global Electronic OEM business are reflected in earnings from or gain on the sale of discontinued operations.

    The Corporation's financial results for the quarter ended July 2, 2000 were substantially below those of the prior-year quarter, with a net loss of $(32.6) million compared with a net income of $43.7 million in the same 1999 period. Diluted earnings (loss) per share (EPS) was $(0.56), compared with 1999's diluted EPS of $0.75. Results included a gain of $134.1 million on the OEM sale and special pre-tax charges from continuing operations totaling $223.9 million. Net earnings for the first half of 2000 were $3.3 million, a deterioration of $74.9 million from the same period of 1999. Diluted EPS were $0.06, for the six months ended July 2, 2000, compared with 1999's diluted EPS of $1.35.

NET SALES

    Second-quarter net sales were $291.4 million, a decrease from 1999's $483.1 million. This $191.7 million decrease was mainly attributable to the special charges recorded in the second quarter of 2000, which impacted sales by $141.9 million (See "SPECIAL CHARGES--CONTINUING OPERATIONS" above). The remaining deterioration was primarily due to the impact of approximately $17.0 million of previously divested product lines that were included in the 1999 period and additional credits issued as the Corporation began to resolve the backlog of outstanding customer invoice disputes. To a lesser extent, sales in the second quarter were also negatively impacted by excessive inventory in the Electrical distribution channel as a result of prior promotional programs.

    Through six months, net sales were $754.3 million, a decrease from 1999's $935.9 million. The deterioration versus 1999 is primarily attributable to the second quarter charges described above.

GROSS PROFIT

    The second quarter consolidated gross profit was $(113.3) million as compared to $150.2 million in 1999. This $263.5 million deterioration is primarily due to the special charge impact of $223.9 million from the items described in "SPECIAL CHARGES--CONTINUING OPERATIONS" above. The remaining deterioration is due to the additional credits as discussed above under "Net Sales", poor pricing performance and, to a lesser extent, a weaker manufacturing performance as the Corporation begins to better balance its inventory requirements against sales requirements.

    Through six months, the consolidated gross profit was $30.9 million and $291.4 million in 2000 and 1999, respectively. The deterioration versus 1999 is primarily attributable to the second quarter charges as discussed above.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

    Marketing, general and administrative expenses increased $25.9 million and $24.7 million for the quarter and six months ended July 2, 2000, compared to the same 1999 periods. Excluding the impact of the special charges, marketing, general and administrative expenses would have been $111.8 million and $201.1 million for the quarter and six months ended July 2, 2000, compared to $86.7 million and $177.3 million for the same 1999 periods. The increase over prior year periods is mainly due to increased spending levels in the sales and marketing, advertising, distribution and management information systems departments in the second quarter of 2000 as compared to last year. The increase was also the result of recognizing severance agreements, primarily for executives, during the second quarter of 2000.

EARNINGS (LOSS) FROM OPERATIONS

    The quarter and six-month 2000 operating profit was $(236.7) million and $(192.0) million. Excluding the impact of the special charges, the quarter and six-month 2000 operating profit was (14.1) million and $30.6 million versus 1999's $52.0 million and $91.6 million. The deterioration in both the quarter and six months is due to the lower gross profit and higher marketing, general and administrative expenses as described above. (See "Marketing, General and Administrative Expenses" above)

INTEREST EXPENSE -- NET

    Year-over-year interest expense increased to $15.6 million from $11.8 million for the second quarter and to $28.3 million from $20.6 million for the six months, primarily as a result of increased borrowings.

DISCONTINUED OPERATIONS

    The OEM Sale resulted in a pre-tax gain of $231.1 million which, reduced by $97.0 million of income taxes, produced a gain on sale of discontinued operations of $134.1 million. The gain includes $14.7 million of losses, net of $3.3 million of tax benefit, resulting from the operations of the Electronic OEM business from April 3, 2000, to the closing date. Excluding the impact of the $14.7 million of losses, the pre-tax gain would have been $249.1 million. The $14.7 million of losses were impacted by $31.3 million of pre-tax special charges. The nature of these charges are similar to the special charges recorded in continuing operations during the second fiscal quarter and were taken to provide for uncollectable accounts receivable, to increase reserves for excess obsolete inventory, to write-down investments in unconsolidated companies, to reconcile intercompany and other miscellaneous accounts and to write-down property, plant and equipment.

INCOME TAXES

    The effective tax rate on earnings from continuing operations for 2000's second quarter was (33.7)%. The effective tax rate on gain on sale of discontinued operations for 2000's second quarter was 42.0%.

SEGMENT RESULTS

ELECTRICAL

    Sales in the Electrical segment decreased $168.2 million to $196.4 million for the quarter and $142.6 million to $554.5 million for the six months ended July 2, 2000, respectively, compared to 1999 levels. Both periods were negatively impacted by the special charges recorded in the second quarter of 2000, impacting Electrical sales by $130.2 million. The remaining deterioration was primarily due to the impact of previously divested product lines that were included in the 1999 period and additional credits issued as the Corporation began to resolve the backlog of outstanding customer invoice disputes. To a lesser extent sales in both periods were also negatively impacted by excessive inventory in the distribution channel as a result of prior promotional programs.

    Segment earnings decreased $244.2 million to $(192.8) million for the quarter and $246.8 million to $154.6 million for the six months ended July 2, 2000, compared to 1999 levels. Both periods were negatively impacted by the special charges recorded in the second quarter, which impacted segment earnings by $179.7 million. The remaining deterioration in both periods is due to additional credits, as described above, freight and warehousing costs increased due to continued inefficiencies caused by the new order entry system and weaker manufacturing performance due to excessive inventory in the distribution channel as a result of prior promotional programs. Higher marketing, general and administrative expenses were also a factor.

COMMUNICATIONS

    Sales in the Communications segment decreased $27.9 million to $39.3 million for the quarter and decreased $41.0 million to $87.1 million for the six months ended July 2, 2000, respectively, compared to the 1999 periods. Both periods were negatively impacted by the special charges recorded in the second quarter, which impacted sales by $11.3 million. The remaining shortfall for both periods is primarily due to the reduced sales impact in 2000 of approximately $17.0 million of product lines divested in the third quarter of 1999 and first quarter of 2000.

    Segment earnings decreased $40.8 million to $(41.3) million for the quarter and decreased $34.1 million to $(37.3) million for the six months ended July 2, 2000, respectively. Both periods were negatively impacted by the special charges recorded in the second quarter of 2000, which reduced earnings by $39.3 million. The remaining second quarter shortfall is attributable to the increased manufacturing costs associated with moving certain product lines to Mexico.

OTHER

    Other sales were up $4.5 million to $55.8 million and $2.1 million to $112.7 million for the second quarter and the six month periods, respectively, compared to the 1999 periods. The special charge recorded in the second quarter negatively impacted sales by $0.4 million. The improvement was due to strong performance in both the steel structures and mechanical products divisions.

    Other earnings were down $2.3 million and $0.8 million for the second quarter and six months respectively, to $3.1 million and $10.2 million. The special charge recorded in the second quarter negatively impacted earnings by $4.9 million for both periods. Strong sales improvements in both steel structures and mechanical products divisions are primarily the reason for the improvement before the special charges.

LIQUIDITY AND CAPITAL RESOURCES

    Operating activities used cash of $281.4 million through the first six months of 2000. Net receivables increased $123.5 million through six months in 2000. The increase in receivables is primarily attributable to the re-purchase of outstanding receivables sold under the asset securitization program. On
July 3, 2000, the Corporation received the majority of the proceeds from the OEM Sale. The Corporation anticipates utilizing the proceeds to reduce outstanding debt, fund capital expenditures, pay future dividends and fund operations.

    The Corporation's inventory levels as of July 2, 2000, were $18.7 million lower than year-end levels due primarily to increases in excess and obsolete inventory reserves offset by higher quantities on hand.

    Capital expenditures for the first six months of 2000 totaled $44.0 million, just slightly less than the same period of 1999. Management expects capital expenditures in the second half of 2000 to be approximately the same or lower than the first half levels. The Corporation received $11.5 million of proceeds in the first quarter of 2000 from the sale of certain product lines. Dividends paid during the six months of 2000 totaled $32.4 million for dividends declared in 1999's fourth quarter and 2000's first quarter.

    As of July 2, 2000, marketable securities, cash and equivalents totaled $44.7 million, compared with $84.6 million as of January 2, 2000. These amounts do not include the proceeds of the OEM sale that were received on July 3, 2000.

    The Corporation has four credit agreements with domestic and foreign banks that provide for an aggregate commitment of $615 million. Two of these credit agreements support the Corporation's commercial paper program. As of July 2, 2000, the Corporation had utilized $322.0 million of such credit agreements to back outstanding commercial paper. Given the events as reported herein for the period ended July 2, 2000, the Corporation may be unable to borrow under the existing terms and provisions of its credit agreements and to sell accounts receivable under its asset securitization program. Management is renegotiating the terms of its credit agreements with two bank groups; however, no assurance can be given that the bank groups will amend the existing credit agreements or enter into new credit agreements with the Corporation.

    Management plans to renegotiate the terms of the asset securitization agreements with the trustees; however, no assurance can be given that the trustee will amend the existing agreements or enter into new agreements with the Corporation. As of July 2, 2000, the Corporation had re-purchased all outstanding receivables that were previously sold under its asset securitization program.

    If the Corporation's short-term debt rating is lowered or placed on credit watch with negative implication, the Corporation's $500 million commercial paper program would no longer be available. At the time of filing, the Corporation has no commercial paper outstanding and no amounts outstanding under the credit agreements.

    As a result of the second quarter 2000 events described herein, the Corporation may not be able to access the public capital markets on acceptable terms or rates or in a timely manner. For the reasons discussed above, management expects future borrowings will be at higher rates and on more stringent terms. Management believes that the cash generated from operations and the cash proceeds from the OEM Sale will be sufficient to meet the Corporation's operating needs for the remainder of fiscal 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

    In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement
No. 133 requires the recognition at fair value of all derivatives as either assets or liabilities in the Consolidated Balance Sheet. Under certain conditions, a derivative can be designated as a hedge allowing the deferral of fair value gains or losses until the offsetting gains or losses on the hedged item are recognized. At times the Corporation enters into derivative instruments to hedge risks associated with commodity fluctuations. Statement No. 133, as amended, is effective for the first quarter of 2001. Management does not believe that adoption will have a material effect on the Corporation's future results of operations or financial position.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ('SAB 101'), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 will be effective for the fourth quarter of fiscal year 2000. The Corporation is currently evaluating the impact that the application of SAB 101, as well as certain related Emerging Issues Task Force topics, will have on its financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For the period ended July 2, 2000, the Corporation did not experience any material changes in market risk disclosure that affect the quantitative and qualitative disclosures presented in the 10-K.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       The information set forth in footnote 8, "Contingencies" of the financial statements included in Part I of this report is incorporated by reference into Part II of this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The matters which were voted upon at the Registrant's Annual Meeting of Shareholders held on May 3, 2000, and the results of the voting are set forth below:

1. NOMINEES FOR DIRECTOR                                  FOR        WITHHELD
------------------------                               ----------   ----------
Ernest H. Drew.......................................  46,068,280    5,836,792
T. Kevin Dunnigan....................................  46,052,266    5,852,806
Jeananne K. Hauswald.................................  46,067,994    5,837,078
Dean Jernigan........................................  46,024,207    5,880,865
Ronald B. Kalich, Sr.................................  46,026,343    5,878,729
Robert A. Kenkel.....................................  46,053,310    5,851,762
Kenneth R. Masterson.................................  46,069,741    5,835,331
Clyde R. Moore.......................................  38,778,615   13,126,457
Jean-Paul Richard....................................  46,071,379    5,833,693
Jerre L. Stead.......................................  46,050,157    5,854,915
William H. Waltrip...................................  46,052,802    5,852,270

    2. A proposal to ratify the appointment of KPMG LLP as independent public accountants received 46,792,236 votes for and 4,968,004 votes against, with 144,832 abstentions and no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

      (10.1) Purchase Agreement dated as of May 7, 2000, between Tyco Group
             S.A.R.L. and Registrant.

      (10.2) First Amendment to Purchase Agreement dated as of July 2, 2000, between Tyco Group S.A.R.L. and Registrant.

      (10.3) First Amendment to Amended and Restated 364-Day Credit Agreement dated as of June 27, 2000, among Registrant, the Banks listed on the signature pages thereof, and Wachovia Bank, N.A., as Agent.

      (10.4) Executive Retirement Plan as amended June 7, 2000.

      (10.5) Severance Letter Agreement dated January 21, 2000.

      (10.6) Severance Letter Agreement dated July 3, 2000.

      (10.7) Severance Letter Agreement dated August 16, 2000.

      (10.8) Waiver dated June 26, 2000, related to the Amended and Restated
             364-Day Credit Agreement among Registrant, the Banks listed on the signature pages thereof and Wachovia Bank N.A., as Agent.

      (10.9) Waiver dated June 26, 2000, related to the Five-Year Credit
             Agreement among Registrant, the Banks listed on the signature pages thereof and Morgan Guaranty Trust Company of New York, as Agent.

      (27.1) Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K

       On May 8, 2000, the Corporation filed a Current Report on Form 8-K, Items 5 and 7, announcing an agreement to sell its global Electronics OEM business to Tyco Group S.A.R.L.

       On June 20, 2000, the Corporation filed a Current Report on Form 8-K, Items 5 and 7, announcing a second quarter earnings notice.

                           THOMAS & BETTS CORPORATION

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      THOMAS & BETTS CORPORATION
                                                      (Registrant)

DATE:         August 21, 2000                         /s/ JOHN P. MURPHY
      ---------------------------------               ------------------------------------------------
                                                      John P. Murphy
                                                      Senior Vice President -- Chief Financial Officer
                                                      (PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL
                                                      ACCOUNTING OFFICER)