Form 10-Q
period 2000-10-01
THOMAS & BETTS CORP
filed 2000-11-15
CIK 97854

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

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2000
                                       OR

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK--$0.10 PAR VALUE   OUTSTANDING SHARES AT NOVEMBER 13, 2000
    (Title of each Class)                     57,999,633

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                             PAGE
                                                                           --------
Cautionary Statement Regarding Forward-Looking Statements................    3-4

                      PART I. FINANCIAL INFORMATION

ITEM 1.      Financial Statements:
             Condensed Consolidated Balance Sheets as of October 1, 2000
               and January 2, 2000.......................................      5
             Condensed Consolidated Statements of Operations for the
               Quarter and Nine Months Ended October 1, 2000 and October
               3, 1999...................................................      6
             Condensed Consolidated Statements of Cash Flows for the Nine
               Months Ended October 1, 2000 and October 3, 1999..........      7
             Notes to Condensed Consolidated Financial Statements........      8
ITEM 2       Management's Discussion and Analysis of Results of
               Operations and Financial Condition........................     17
ITEM 3.      Quantitative and Qualitative Disclosures About Market
               Risk......................................................     24

                       PART II. OTHER INFORMATION

ITEM 1.      Legal Proceedings...........................................     25
ITEM 4.      Submission of Matters to a Vote of Security Holders.........     25
ITEM 6.      Exhibits and Reports on Form 8-K............................     25

NOTE:

    Thomas & Betts Corporation (the "Corporation" and the "Registrant") recorded certain special charges as of July 2, 2000. These charges were based upon the best information available to management and involved extensive use of estimates and assumptions. Management is continuing to review with the Corporation's independent auditors the amounts and the attribution of the special charges to the appropriate reporting periods. While this review has not been completed, management, after consultation with the Corporation's independent auditors, has determined that the Corporation's financial statements for fiscal year 1999 will be restated. Until such time as the Corporation issues such restated financial statements, the previously issued fiscal 1999 financial statements should not be relied upon.

    Since a portion of the special charges recorded in the quarter ended
July 2, 2000 will be attributable to fiscal 1999, such adjustments will be made in fiscal 1999 and eliminated in the second quarter of 2000. Accordingly, the Corporation's financial statements for the second fiscal quarter of 2000 will also be restated. As a result of the restatement of the second fiscal quarter of 2000, the Corporation's financial statements for the nine month period ended October 1, 2000 will also be restated. In addition, the net sales and pre-tax income for the nine month period of 2000 reflect a reduction of $5.9 million for a correction of second quarter 2000 net sales.

    Upon completion of this review, and after consultation with its independent auditors and the Audit Committee of the Board of Directors, the Corporation may restate its financial statements for the first fiscal quarter of 2000 and fiscal periods prior to 1999. If a portion of the charges recorded in a given quarter of 2000 is later determined to be attributable to such prior periods, adjustments will be made in the relevant prior period and eliminated in the respective quarter.

    The reasons for, and financial impact of, these adjustments are described in
Note 6 to the condensed consolidated financial statements set forth herein and in the Management's Discussion and Analysis of Results of Operations and Financial Condition. Although management is not aware at this time of any additional special charges that will be required in the future, it is possible that as management continues its review or as new information becomes available and estimation techniques undergo refinement, the special charges taken thus far may be adjusted or additional special charges may be taken in future periods.

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

    - Unexpected liabilities arising from divestitures, including specifically the sale of the Corporation's Electronics OEM business in the second quarter of 2000;

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

    - Unexpected inability to satisfy conditions to borrowing under the Corporation's credit agreements;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              OCTOBER 1,    JANUARY 2,
                                                                 2000          2000
                                                              -----------   -----------
                                        ASSETS
Current Assets:
  Cash and cash equivalents.................................  $   159,531   $    70,354
  Marketable securities.....................................       12,515        14,217
  Receivables--net..........................................      371,878       289,092
  Receivable--OEM sale......................................       35,000            --
  Inventories--net:
    Finished goods..........................................      200,564       210,200
    Work-in-process.........................................       58,756        62,816
    Raw materials...........................................       82,045       102,706
                                                              -----------   -----------
                                                                  341,365       375,722
  Deferred income taxes.....................................       86,753        44,410
  Prepaid expenses..........................................       16,267        14,802
  Net assets of discontinued operations.....................           --       494,406
                                                              -----------   -----------
Total Current Assets........................................    1,023,309     1,303,003
Property, plant and equipment...............................      899,990       881,477
  Less accumulated depreciation.............................      415,961       382,436
                                                              -----------   -----------
    Property, plant and equipment--net......................      484,029       499,041
Intangible assets--net......................................      551,287       577,301
Investments in unconsolidated companies.....................      120,590       113,302
Other assets................................................       42,234        38,061
                                                              -----------   -----------
TOTAL ASSETS                                                  $ 2,221,449   $ 2,530,708
                                                              ===========   ===========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable.............................................  $     5,352   $    31,921
  Current maturities of long-term debt......................        1,950         2,515
  Accounts payable..........................................      196,729       209,983
  Accrued liabilities.......................................      177,827       143,123
  Income taxes..............................................       29,166         1,917
  Dividends payable.........................................       16,238        16,190
                                                              -----------   -----------
Total Current Liabilities...................................      427,262       405,649
Long-term debt..............................................      672,801       921,592
Other long-term liabilities.................................       90,509        88,785
Deferred income taxes.......................................       27,811        20,550
Shareholders' Equity:
  Common stock..............................................        5,799         5,782
  Additional paid-in capital................................      337,133       332,480
  Retained earnings.........................................      726,430       795,208
  Unearned compensation--restricted stock...................       (3,520)       (3,439)
  Accumulated other comprehensive income....................      (62,776)      (35,899)
                                                              -----------   -----------
Total Shareholders' Equity..................................    1,003,066     1,094,132
                                                              -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 2,221,449   $ 2,530,708
                                                              ===========   ===========

--------------------------
Note: Certain prior-year amounts have been reclassified to conform to the current-year presentation.

     See accompanying notes to condensed consolidated financial statements.

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                            QUARTER ENDED           NINE MONTHS ENDED
                                                       -----------------------   -----------------------
                                                       OCTOBER 1,   OCTOBER 3,   OCTOBER 1,   OCTOBER 3,
                                                          2000         1999         2000         1999
                                                       ----------   ----------   ----------   ----------
Net Sales............................................   $419,471     $460,216    $1,167,833   $1,396,079
Costs and Expenses:
  Cost of sales......................................    322,854      351,212     1,046,212      995,644
  Marketing, general and administrative..............    108,259       89,674       310,204      266,926
  Research and development...........................      5,383        6,625        17,903       20,897
  Amortization of intangibles........................      4,647        4,011        13,542       12,660
  Provision (recovery)--restructured operations......         --       (5,170)         (449)      (5,561)
                                                        --------     --------    ----------   ----------
                                                         441,143      446,352     1,387,412    1,290,566
                                                        --------     --------    ----------   ----------
Earnings (loss) from operations......................    (21,672)      13,864      (219,579)     105,513
Income from unconsolidated companies.................      2,684        4,328        10,489       14,349
Interest expense--net................................     11,736       11,671        40,072       32,311
Other expense (income)--net..........................     (3,263)      (8,315)        2,195       (5,007)
                                                        --------     --------    ----------   ----------

Earnings (loss) from continuing operations before
  income taxes.......................................    (27,461)      14,836      (251,357)      92,558

Income tax (benefit) provision.......................     (8,238)     (27,529)      (87,566)     (11,205)
                                                        --------     --------    ----------   ----------
Earnings (loss) from continuing operations...........    (19,223)      42,365      (163,791)     103,763
Earnings from discontinued operations, net...........         --        4,565         9,577       21,366
Gain on sale of discontinued operations, net.........         --           --       134,089           --
                                                        --------     --------    ----------   ----------
Net earnings (loss)..................................   $(19,223)    $ 46,930    $  (20,125)  $  125,129
                                                        ========     ========    ==========   ==========

Basic earnings per share:
  Earnings (loss) from continuing operations.........   $  (0.33)        0.73    $    (2.83)  $     1.80
  Earnings from discontinued operations..............         --         0.08          0.17         0.37
  Gain on sale of discontinued operations............         --           --          2.31           --
                                                        --------     --------    ----------   ----------
  Net earnings (loss)................................   $  (0.33)    $   0.81    $    (0.35)  $     2.17
                                                        ========     ========    ==========   ==========

Diluted earnings per share:
  Earnings (loss) from continuing operations.........   $  (0.33)    $   0.73    $    (2.83)  $     1.79
  Earnings from discontinued operations..............         --         0.08          0.17         0.37
  Gain on sale of discontinued operations............         --           --          2.31           --
                                                        --------     --------    ----------   ----------
    Net earnings (loss)..............................   $  (0.33)    $   0.81    $    (0.35)  $     2.16
                                                        ========     ========    ==========   ==========

Average shares outstanding:
  Basic..............................................     57,974       57,718        57,935       57,651
                                                        ========     ========    ==========   ==========
  Diluted............................................     57,974       58,017        57,935       57,891
                                                        ========     ========    ==========   ==========

Cash dividends declared per share....................   $   0.28     $   0.28    $     0.84   $     0.84
                                                        ========     ========    ==========   ==========

--------------------------
Note: Certain prior-year amounts have been reclassified to conform to the current-year presentation.

     See accompanying notes to condensed consolidated financial statements.

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                              -----------------------
                                                              OCTOBER 1,   OCTOBER 3,
                                                                 2000         1999
                                                              ----------   ----------
CASH FLOW FROM OPERATING ACTIVITIES
Net earnings (loss).........................................  $ (20,125)    $125,129
Gain on sale of discontinued operations.....................   (134,089)          --
Income from discontinued operations.........................     (9,577)     (21,366)
                                                              ---------     --------
Earnings (loss) from continuing operations..................   (163,791)     103,763
Adjustments:
  Depreciation and amortization.............................     79,607       58,431
  Inventory reserve provisions..............................     54,238       29,976
  Provision (recovery)--restructured operations.............       (449)      (5,561)
  Undistributed earnings from unconsolidated companies......     (7,288)     (10,532)
  Deferred income taxes.....................................    (34,549)      13,478

  Changes in operating assets and liabilities, net:
    Receivables, net of sale................................    (93,132)     (58,649)
    Inventories.............................................    (34,410)     (14,709)
    Accounts payable........................................    (12,279)      12,536
    Accrued liabilities.....................................    (11,513)      (9,768)
    Income taxes payable....................................    (77,019)     (51,625)
    Other...................................................      2,322      (24,220)
                                                              ---------     --------
Net cash provided by (used in) operating activities.........   (298,263)      43,120
                                                              ---------     --------
NET CASH FLOWS FROM DISCONTINUED OPERATIONS.................     53,226       22,593
                                                              ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of and investments in businesses..................         --      (17,049)
Purchases of property, plant and equipment..................    (58,114)     (57,427)
Proceeds from sale of property, plant and equipment.........         --        5,099
Proceeds from OEM sale......................................    701,113           --
Proceeds from the divestitures of product lines.............      7,261       16,390
Proceeds from matured marketable securities.................      1,439       26,105
                                                              ---------     --------
Net cash provided by (used in) investing activities.........    651,699      (26,882)
                                                              ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in borrowings with original maturities
  less than 90 days.........................................    (21,532)     (14,779)
Increase (decrease) in commercial paper and other
  borrowings................................................   (249,958)      24,993
Stock options exercised.....................................      4,670        6,098
Cash dividends paid.........................................    (48,605)     (48,688)
                                                              ---------     --------
Net cash provided by (used in) financing activities.........   (315,425)     (32,376)
                                                              ---------     --------

EFFECT OF EXCHANGE-RATE CHANGES ON CASH.....................     (2,060)        (970)
                                                              ---------     --------
Net increase (decrease) in cash and cash equivalents........     89,177        5,485
Cash and cash equivalents at beginning of period............     70,354       63,974
                                                              ---------     --------
Cash and cash equivalents at end of period..................  $ 159,531     $ 69,459
                                                              =========     ========

--------------------------
Note: Certain prior-year amounts have been reclassified to conform to the current-year presentation.

     See accompanying notes to condensed consolidated financial statements.

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (which consist of normal recurring adjustments with the exception of those adjustments described in Note 6) necessary for the fair presentation of the Corporation's financial position and results of operation as of and for the quarter ended October 1, 2000. Certain reclassifications have been made to these condensed consolidated financial statements for the quarter and nine months ended October 3, 1999, and the balance sheet as of January 2, 2000, to conform to the fiscal 2000 presentation and are related to the Electronics OEM business being reclassified as a discontinued operation (See Note 2). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the periods ended October 1, 2000 and October 3, 1999 are not necessarily indicative of the operating results for the full year.

    The Corporation recorded certain special charges as of July 2, 2000. These charges were based upon the best information available to management and involved extensive use of estimates and assumptions. Management is continuing to review with the Corporation's independent auditors the amounts and the attribution of the special charges to the appropriate reporting periods. While this review has not been completed, management, after consultation with the Corporation's independent auditors, has determined that the Corporation's financial statements for fiscal year 1999 will be restated. Until such time as the Corporation issues such restated financial statements, the previously issued fiscal 1999 financial statements should not be relied upon.

    Since a portion of the special charges recorded in the quarter ended
July 2, 2000 will be attributable to fiscal 1999, such adjustments will be made in fiscal 1999 and eliminated in the second quarter of 2000. Accordingly, the Corporation's financial statements for the second fiscal quarter of 2000 will also be restated. As a result of the restatement of the second fiscal quarter of 2000, the Corporation's financial statements for the nine month period ended October 1, 2000 will also be restated. In addition, the net sales and pre-tax income for the nine month period of 2000 reflect a reduction of $5.9 million for a correction of second quarter net 2000 sales.

    Upon completion of this review, and after consultation with its independent auditors and the Audit Committee of the Board of Directors, the Corporation may restate its financial statements for the first fiscal quarter of 2000 and fiscal periods prior to 1999. If a portion of the charges currently recorded in a given quarter of 2000 is later determined to be attributed to such prior periods, adjustments will be made in the relevant prior period and eliminated in the respective quarter.

    The reasons for, and financial impact of, these adjustments are described in
Note 6 and in the Management's Discussion and Analysis of Results of Operations and Financial Condition. Although management is not aware at this time of any additional special charges that will be required in the future, it is possible that as management continues its review or as new information becomes available and estimation techniques undergo refinement, the special charges taken thus far may be adjusted or additional special charges may be taken in future periods.

    The independent auditors' Statements on Auditing Standards No. 71 review procedures on the Corporation's interim financial statements for the first three fiscal quarters of 2000 are incomplete, pending their consideration of the matters discussed in the preceeding five paragraphs.

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

2. DISCONTINUED OPERATIONS

    On July 2, 2000, the Corporation completed the sale of substantially all of its global Electronics Original Equipment Manufacturers (Electronics OEM) business to Tyco Group S.A.R.L. for $750 million in cash, subject to adjustment, with a portion of the proceeds deferred. The cash purchase price was reduced by approximately $13.9 million for debt assumed by Tyco. The transaction closed on Sunday, July 2, 2000 and wire transfer funds of approximately $686 million were credited to the Corporation's account on Monday, July 3, 2000 with the remaining $50 million of the funds held in escrow. During the third quarter of 2000, $15 million of funds in escrow were released to the Corporation. The remaining escrowed amounts will be distributed upon completion of events as described in the purchase agreement (See Note 9 "Contingencies"). The results of the Electronics OEM business have been reported separately as discontinued operations. The results of discontinued operations do not reflect any allocated corporate overhead expenses for centralized administration, finance and information technology departments.

    The sale resulted in a pre-tax gain of $231.1 million, which, reduced by $97 million of income taxes, produced a gain on sale of discontinued operations of $134.1 million. The gain includes $14.7 million of losses, net of $3.3 million of tax benefit, resulting from the operations of the Electronics OEM business from April 3, 2000, to the closing date. Excluding the impact of the $14.7 million of losses, the pre-tax gain would have been $249.1 million. The $14.7 million of losses were impacted by $31.3 million of pre-tax special charges. The nature of these charges are similar to the special charges recorded in continuing operations (see Note 6) and were taken to provide for uncollectable accounts receivable, to increase reserves for excess and obsolete inventory, to write-down investments in unconsolidated companies, to reconcile intercompany and other miscellaneous accounts and to write-down property, plant and equipment.

    Net sales and earnings from discontinued operations are as follows:

                                                     QUARTER ENDED    SIX MONTHS    NINE MONTHS ENDED
                                                      OCTOBER 3,        ENDED          OCTOBER 3,
                                                         1999        JULY 2, 2000         1999
(IN THOUSANDS)                                       -------------   ------------   -----------------
Net sales..........................................     $174,940       $195,504          $502,526
                                                        ========       ========          ========
Earnings before income taxes.......................        5,943         16,954            34,533
Income tax expense.................................        1,378          7,377            13,167
                                                        --------       --------          --------
Earnings from discontinued operations..............     $  4,565       $  9,577          $ 21,366
                                                        ========       ========          ========

    Included in earnings from discontinued operations is interest expense of $4.3 million for the six months ended July 2, 2000, and $4.1 million and $11.9 million, respectively, for the quarter and nine months ended October 3, 1999, which was allocated to discontinued operations based upon the ratio of invested capital of discontinued operations to consolidated invested capital.

3. EARNINGS PER SHARE ("EPS")

    Basic EPS for each period are computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS for each period are computed by dividing net earnings by the sum of
(1) the weighted-average number of shares outstanding during

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

3. EARNINGS PER SHARE ("EPS") (CONTINUED) the period and (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method.

    The exercise of stock options was not assumed for the quarter and the nine-month period ended October 1, 2000, as the effect would have been anti-dilutive. The following is a reconciliation of the numerators and denominators of the per share computations:

                                                           QUARTER ENDED           NINE MONTHS ENDED
                                                      -----------------------   -----------------------
                                                      OCTOBER 1,   OCTOBER 3,   OCTOBER 1,   OCTOBER 3,
                                                         2000         1999         2000         1999
(IN THOUSANDS EXCEPT PER SHARE DATA)                  ----------   ----------   ----------   ----------
NET EARNINGS:
Earnings (loss) from continuing operations..........   $(19,223)     $42,365    $(163,791)    $103,763
Earnings from discontinued operations, net..........         --        4,565        9,577       21,366
Gain on sale of discontinued operations, net........         --           --      134,089           --
                                                       --------      -------    ---------     --------
Net earnings (loss).................................   $(19,223)     $46,930    $ (20,125)    $125,129
                                                       ========      =======    =========     ========
EARNINGS PER COMMON SHARE:
Weighted Average Shares:
Basic average shares outstanding....................     57,974       57,718       57,935       57,651
Plus assumed exercise of stock options..............         --          299           --          240
                                                       --------      -------    ---------     --------
Diluted average shares outstanding..................     57,974       58,017       57,935       57,891
                                                       ========      =======    =========     ========
Basic earnings per share:
  Earnings (loss) from continuing operations........   $  (0.33)     $  0.73    $   (2.83)    $   1.80
  Earnings from discontinued operations.............         --         0.08         0.17         0.37
  Gain on sale of discontinued operations...........         --           --         2.31           --
                                                       --------      -------    ---------     --------
Net earnings (loss).................................   $  (0.33)     $  0.81    $   (0.35)    $   2.17
                                                       ========      =======    =========     ========
Diluted earnings per share:
  Earnings (loss) from continuing operations........   $  (0.33)     $  0.73    $   (2.83)    $   1.79
  Earnings from discontinued operations.............         --         0.08         0.17         0.37
  Gain on sale of discontinued operations...........         --           --         2.31           --
                                                       --------      -------    ---------     --------
Net earnings (loss).................................   $  (0.33)     $  0.81    $   (0.35)    $   2.16
                                                       ========      =======    =========     ========

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

4. COMPREHENSIVE INCOME

    Total comprehensive income and its components are as follows:

                                                            QUARTER ENDED           NINE MONTHS ENDED
                                                       -----------------------   -----------------------
                                                       OCTOBER 1,   OCTOBER 3,   OCTOBER 1,   OCTOBER 3,
                                                          2000         1999         2000         1999
(IN THOUSANDS)                                         ----------   ----------   ----------   ----------
Net earnings (loss)..................................   $(19,223)     $46,930     $(20,125)    $125,129
Foreign currency translation adjustments.............    (16,674)       8,799      (26,708)      (8,610)
Minimum pension liability adjustment.................         --           --           --         (551)
Unrealized holding gains (losses) on securities......         79         (193)        (169)        (200)
                                                        --------      -------     --------     --------
Comprehensive income (loss)..........................   $(35,818)     $55,536     $(47,002)    $115,768
                                                        ========      =======     ========     ========

5. RESTRUCTURING

    During the third quarter of 1998, the Corporation recorded a pre-tax restructuring charge of $62.1 million related to a program to reduce costs by consolidating several facilities and product-line operations, terminating employees at affected locations, downsizing administrative functions and writing down idle facilities. Severance and other employee-related costs involve actions that will result in a net reduction of approximately 325 jobs, including administrative positions at plants and corporate headquarters. As of October 1, 2000, the Corporation had realized a net reduction of 308 jobs. The remaining reserve of $4.8 million at January 2, 2000 was reduced to $3.9 million by October 1, 2000. Components of the remaining restructuring reserves at October 1, 2000 are comprised of $3.2 million for severance and employee-related costs and $0.7 million related to other facility exit costs. Management believes the remaining reserves are adequate to cover the estimated costs of completing the plan. It is anticipated that the plan will be completed by the end of 2000.

6. SPECIAL CHARGES

    During the second quarter of 2000, the Corporation recorded pre-tax charges totaling $223.9 million ($148.4 million after tax) to continuing operations. The principal adjustments to the Corporation's continuing operations for these charges may be categorized as follows:

    ACCOUNTS RECEIVABLE

    The Corporation recorded charges of approximately $102.5 million in the second quarter to provide for estimated uncollectable accounts receivable. Substantially all of this charge is reflected as a reduction to net sales. Approximately $69.5 million of this charge is for customer invoice disputes related to pricing and shipment accuracy, product returns and other reasons. Given the nature, number and age of these unresolved invoice disputes, management believes that these items are largely uncollectable and, accordingly, are included as part of the charge.

    The other significant portion of the accounts receivable charge relates to unpaid invoices. This charge is being taken in part because of the aging of these outstanding invoices and also because of the confusion and disruption caused by the Corporation's implementation of new financial, pricing and order processing systems. After implementation of the new order processing computer systems in late 1999, the Corporation experienced significant problems, which have led to the Corporation's inability to

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

6. SPECIAL CHARGES (CONTINUED)
execute an effective collections process because of considerable uncertainty with customer billing. This uncertainty led to many customer payment deductions and an increase in aged receivables which greatly hinders the Corporation's ability to effectively analyze the nature of aged invoices between doubtful accounts and disputed billings. The Corporation has recorded the charge as a direct reduction to accounts receivable and net sales under the belief that the aging increase is primarily due to disputed billings.

    INVENTORY

    The Corporation recorded charges of approximately $60.6 million in the second quarter to reduce inventory and increase cost of sales. Approximately $21.7 million of this charge related to write-downs for specifically identifiable slow-moving, excess and obsolete inventory, of which the primary components related to the premise wire ($8.6 million) and trap and filter
($3.3 million) product lines, while $6.1 million related to the previous disposition of the Broadband product line. In addition, the Corporation recorded a $19.4 million charge representing an increase in reserves for slow-moving, excess, and obsolete inventory based on management's evaluation of current inventory aging and usage and its new strategy to reduce levels of a slow-moving inventory. Management believes that this new strategy will help the Corporation better match production with its sales requirements. Additionally, a $19.5 million charge was taken to reduce the carrying value of inventory to agree with physical counts and the Corporation's perpetual records.

    REVENUE RECOGNITION

    The Corporation reversed $31.7 million of net sales that were previously recognized as revenue and a net of $14.4 million of cost of sales, resulting in a net pre-tax charge of $17.3 million. These sales related to special promotional programs targeted at a select group of the Corporation's largest volume accounts. Based on a review of the terms and conditions of the promotions, management believes these transactions are more appropriately characterized as consignment sales and are now being treated accordingly. Of the $31.7 million of net sales reversed in the second quarter special charges, $24 million of goods were returned in the third quarter with no impact on results of operations because the Corporation had previously provided for these amounts.

    PROPERTY, PLANT AND EQUIPMENT

    The Corporation recorded a charge of $23.9 million to reduce property, plant and equipment. A charge of $19.6 million was taken primarily to reflect the write-off, or increased depreciation on, assets previously classified as construction in progress. This charge also includes approximately $1.7 million for the premise wire and trap and filter product lines and $2.6 million mainly representing the write-off of miscellaneous plant assets.

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

6. SPECIAL CHARGES (CONTINUED)
    OTHER ADJUSTMENTS

    The Corporation recorded other special charges during the second quarter totaling approximately $19.6 million. The primary components of these adjustments were as follows:

    - An approximate $7.1 million charge related to freight costs which included an under-estimation of the cost of freight during the period of the new order entry system (TOPS) implementation.

    - An approximate $4 million charge relating to the write-off of goodwill with respect to the trap and filter and Patriot product lines.

    - Other adjustments of $8.5 million, including approximately $7.1 million related to the reconciliation of intercompany and other miscellaneous accounts which arose, in part, because of problems associated with the implementation of new financial and order entry computer systems and the transfer of assets between plants.

7. ONE-TIME ITEMS AND OTHER CHARGES AND CREDITS

    During the third quarter of 1999, the Corporation recorded certain on-time and other charges and credits. A substantial portion of the net charges related to the third quarter of 1999, with the remaining balance relating to the first quarter of 1999. Items that comprise the net charges are as follows:

                                                                    PRE-TAX              AFTER TAX
                                                              -------------------   -------------------
                                                               THIRD       NINE      THIRD       NINE
                                                              QUARTER     MONTHS    QUARTER     MONTHS
                                                                1999       1999       1999       1999
                                                              --------   --------   --------   --------
Tax refunds and reduction in taxes payable..................   $   --     $   --     $ 30.7     $ 30.7
Acquisition and divestiture income..........................      8.6        8.6        5.0        5.0
Inventory adjustments.......................................     (7.1)      (9.5)      (4.4)      (5.9)
Other adjustments...........................................    (48.1)     (51.6)     (32.0)     (34.2)
                                                               ------     ------     ------     ------
Total net charge............................................   $(46.6)    $(52.5)    $ (0.7)    $ (4.4)
                                                               ======     ======     ======     ======
Portion relating to Discontinued Operations.................   $(20.7)    $(23.7)    $(13.9)    $(15.9)
                                                               ======     ======     ======     ======
Portion relating to Continuing Operations...................   $(25.9)    $(28.8)    $ 13.2     $ 11.5
                                                               ======     ======     ======     ======

    The net charges reflected a $30.7 million benefit from tax refunds and changes in tax reserves resulting from favorable completion of several tax audits during the period and a favorable worldwide reassessment of tax exposures.

    Acquisition and divestiture income reflected $12.5 million of income associated with an acquisition termination fee, net of related costs, and costs associated with another unconsummated acquisition.

    Inventory adjustments reflect unfavorable adjustments resulting from physical inventory counts taken during the period. The inventory adjustments related to the Electronics EOM business.

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

7. ONE-TIME ITEMS AND OTHER CHARGES AND CREDITS (CONTINUED)
    Other adjustments included:

    - Unfavorable adjustments of $23 million in the quarter and nine months for receivables, sales and sales promotion issues.

    - Unfavorable adjustments of $18.5 million in the quarter and $19.8 million in the nine months for inventory and cost of sales issues.

    - Reduction of restructuring and special charge reserves established in 1996 of $6.4 million in the quarter and $7.9 million in the nine months.

    - The remaining balance relates to negative net adjustments to revise various estimates and correct certain accounting errors.

8. SEGMENT AND OTHER RELATED DISCLOSURES

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

    SEGMENT INFORMATION

                                                        QUARTER ENDED           NINE MONTHS ENDED
                                                   -----------------------   -----------------------
                                                   OCTOBER 1,   OCTOBER 3,   OCTOBER 1,   OCTOBER 3,
                                                      2000         1999         2000         1999
(IN THOUSANDS)                                     ----------   ----------   ----------   ----------
Net Sales:
  Electrical.....................................   $319,918     $336,032    $  868,509   $1,033,197
  Communications.................................     45,471       74,904       132,572      203,021
  Other..........................................     54,082       49,280       166,752      159,861
                                                    --------     --------    ----------   ----------
    Total........................................   $419,471     $460,216    $1,167,833   $1,396,079
                                                    ========     ========    ==========   ==========
Segment Earnings (Loss):
  Electrical.....................................   $(16,967)    $ 35,078    $ (177,543)  $  126,828
  Communications.................................     (6,087)     (10,161)      (43,353)     (13,299)
  Other..........................................      2,873          684        13,115       11,693
                                                    --------     --------    ----------   ----------
    Total........................................   $(20,181)    $ 25,601    $ (207,781)  $  125,222
                                                    ========     ========    ==========   ==========

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

8. SEGMENT AND OTHER RELATED DISCLOSURES (CONTINUED)
    The following are reconciliations of the total of reportable segments to continuing operations:

    RECONCILIATION TO CONTINUING OPERATIONS

                                                        QUARTER ENDED           NINE MONTHS ENDED
                                                   -----------------------   -----------------------
                                                   OCTOBER 1,   OCTOBER 3,   OCTOBER 1,   OCTOBER 3,
                                                      2000         1999         2000         1999
(IN THOUSANDS)                                     ----------   ----------   ----------   ----------
Net Sales:
    Total reportable segments....................   $365,389     $410,936    $1,001,081   $1,236,218
    Other........................................     54,082       49,280       166,752      159,861
                                                    --------     --------    ----------   ----------
        Total....................................   $419,471     $460,216    $1,167,833   $1,396,079
                                                    ========     ========    ==========   ==========

Earnings Before Income Taxes:
    Total reportable segment earnings (loss).....   $(23,054)    $ 24,917    $ (220,896)  $  113,529
    Earnings on Other sales......................      2,873          684        13,115       11,693
    Restructure charges..........................         --        5,170           449        5,561
    Interest expense--net........................    (11,736)     (11,671)      (40,072)     (32,311)
    Other........................................      4,456       (4,264)       (3,953)      (5,914)
                                                    --------     --------    ----------   ----------
        Total....................................   $(27,461)    $ 14,836    $ (251,357)  $   92,558
                                                    ========     ========    ==========   ==========

9. CONTINGENCIES

    On February 16, 2000, certain shareholders of the Corporation filed a purported class-action suit in the United States District Court for the Western District of Tennessee against the Corporation, Clyde R. Moore and Fred R. Jones. The complaint alleges fraud and violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The plaintiffs allege that purchasers of the Corporation's common stock between April 28, 1999, and December 14, 1999, were damaged when the market value of the stock dropped by nearly 29 percent on December 15, 1999. The plaintiffs allege generally that the defendants artificially inflated the market value of the Corporation's common stock by a series of misleading statements or by failing to disclose certain adverse information. An unspecified amount of damages is sought. On July 12, 2000, the Corporation filed a Motion to Dismiss the suit, together with a memorandum of law in support of the motion to dismiss. After the motion was fully briefed, but before argument, plaintiffs requested and were granted leave to file a further amended pleading adding claims based on the Corporation's announcement of additional accounting charges on August 21, 2000. A further amended complaint was subsequently filed expanding the alleged plaintiff class to include all purchasers of the Corporation's securities from April 28, 1999 to August 21, 2000. The time for defendants to answer or move has been extended on consent of counsel pending consolidation with the additional actions described below.

    On August 28, 2000, another shareholder filed a purported class-action suit in the United States District Court for the Western District of Tennessee against the Corporation, Clyde R. Moore, T. Kevin Dunnigan, Fred R. Jones and John P. Murphy. The complaint alleges fraud and violation of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The plaintiffs allege that purchasers of the Corporation's common stock between

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

9. CONTINGENCIES (CONTINUED)
February 15, 2000 and August 21, 2000 were damaged when the market value of the stock dropped by nearly 26% on June 20, 2000, and fell another 8% on August 22, 2000. The plaintiffs allege generally that the defendants artificially inflated the market value of the Corporation's common stock by a series of materially false and misleading statements or by failing to disclose certain adverse information. An unspecified amount of damages is sought. Three additional complaints alleging essentially identical claims were subsequently filed against the same defendants in the same court by plaintiffs represented by the same counsel who filed the August 28 action.

    All five actions are expected to be consolidated and a further amended pleading incorporating all of the claims filed. Counsel are currently negotiating the terms of the consolidation. Defendants will not be required to answer or move against the actions until after the consolidation and further amendment has been completed. At this time, the Corporation is investigating the allegations and is unable to predict the outcome of this litigation and its ultimate effect, if any, on the financial condition of the Corporation. However, management believes that there are meritorious defenses to the claims and intends to vigorously defend against the allegations. Mr. Moore, Mr. Dunnigan, Mr. Jones and Mr. Murphy may be entitled to indemnification by the Corporation.

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

    On November 1, 2000, pursuant to the Purchase Agreement between TYCO Group SARL and the Corporation, dated May 7, 2000, as amended, TYCO delivered to the Corporation its proposed calculation of the Statement of Closing Working Capital and Statement of Closing Long-term Tangible Assets for the Electronics OEM business (collectively, the "TYCO Statement Calculation"). Under the terms of the Purchase Agreement, the purchase price to the Corporation on the closing date could be adjusted if the Closing Working Capital or the Closing Long-term Tangible Assets, which will be amounts agreed to by TYCO and the Corporation, or as determined by an agreed upon third party, are less than the Base Working Capital or the Base Long-term Tangible Assets, as defined in the Purchase Agreement (Base Working Capital and Base Long-term Tangible Assets collectively referred to herein as "Agreed Amounts"). The TYCO Statement Calculation delivered to the Corporation is substantially below the Agreed Amounts.

    Management is reviewing the TYCO Statement Calculation and expects to dispute substantially all of the items presented. If TYCO rejects the Corporation's calculations and the parties cannot reach agreement on the closing statements, the matter will be determined by the third party. At this time, the Corporation is unable to predict whether the purchase price on the closing date will be adjusted and its ultimate effect, if any, on the financial position or results of operations of the Corporation. While management believes that the TYCO Statement Calculation is incorrect and intends to vigorously dispute it, the impact on the Corporation would be material in the event the TYCO Statement Calculation is determined to be correct.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RECENT DEVELOPMENTS AND OUTLOOK FOR FISCAL 2000

REVIEW OF PROCESSES, CONTROLS AND SYSTEMS

    During the third quarter 2000, the Corporation's new management team continued to review processes, controls and systems in order to assure their adequacy and when appropriate, began implementing improvements. Management has identified a number of areas where improvements are required and made progress during the second and third quarters in addressing two key areas: accounts receivable and inventory. As part of this process, the Corporation retained a nationally recognized firm to manage its claims and collections functions until such time that the backlog of claims is eliminated and management has established appropriate internal processes to ensure the Corporation can remain current in managing its collections efforts. The Corporation has made progress in correcting technical systems issues that adversely impacted its pricing and invoicing systems during the past several quarters. These system problems were responsible, in part, for the large number of deductions and associated problems that have plagued the Corporation's accounts receivable collection efforts.

    The Corporation is also on track with a program to analyze and correct deficiencies in its inventory management and control processes that led to the substantial charge in the second quarter 2000. (See "Second Quarter 2000 Special Charges" below) Using a combination of internal resources and third-party consultants, the Corporation is completing a thorough review of global inventory levels and processes. The Corporation is now refining and implementing new controls procedures over inventory accounting. Management currently expects to have the new inventory control processes in place near the end of the first quarter or beginning of the second quarter next year.

    In addition to eliminating promotional programs based on steep price discounting, management is in the process of comprehensively revising and simplifying the Corporation's pricing policies so that prices will more accurately reflect costs. As part of this process, field sales personnel no longer have the power to set prices or offer price concessions. The Corporation is also revising the incentives offered in its Signature Service preferred customer program to ensure that the program supports profitable sales, and is establishing tighter guidelines for volume-related discount programs effective in 2001.

    To address the Corporation's higher than historical freight costs, primarily as a result of overly generous shipping policies, the new management team is revising the Corporation's freight policies to make them comparable to, and competitive with, the Corporation's electrical components industry peers. As part of this effort, the Corporation has begun to consolidate shipments to customers in several key regional markets. Consolidating customer shipments reduces costs and simplifies the customer's receipt of materials. While management believes that it will have revised freight policies, and procedures to ensure compliance with these policies, in place by the end of the first quarter of 2001, it will take several months to see evidence of the change in the Corporation's operating performance.

    The Corporation is also exploring alternatives to make its distribution and warehouse operations more cost effective. Distribution costs were high due to inefficient and excessive warehouse capacity. Improvements in all of the areas discussed above will require time to fully implement and refine, while other areas continue to undergo review throughout the year. Until the review is completed and the required improvements fully implemented and refined, the Corporation's results of operations and financial position may continue to be impacted by the Corporation's existing processes, systems and controls.

    As a result of this review, the Corporation recorded certain special charges in the second quarter of 2000. These charges were based upon the best information available to management and involve extensive use of estimates and assumptions. Management is continuing to review with the Corporation's independent auditors the amounts and the attribution of the special charges to the appropriate reporting periods. While this review has not been completed, management, after consultation with the Corporation's independent auditors, has determined that the Corporation's financial statements for fiscal year 1999 will be restated. Until such time as the Corporation issues such restated financial statements, the previously issued fiscal 1999 financial statements should not be relied upon.

    Since a portion of the special charges recorded in the second quarter will be attributable to fiscal 1999, such adjustments will be made in fiscal 1999 and eliminated in the second quarter of 2000. Accordingly, the Corporation's financial statements for the second fiscal quarter of 2000 will also be restated. As a result of the restatement of the second fiscal quarter of 2000, the Corporation's financial statements for the nine month period ended
October 1, 2000 will also be restated. In addition, the net sales and pre-tax income for the nine month period of 2000 reflect a reduction of $5.9 million for a correction of second quarter 2000 net sales.

    Upon completion of this review, and after consultation with its independent auditors and the Audit Committee of the Board of Directors, the Corporation may restate its financial statements for the first fiscal quarter of 2000 and fiscal periods prior to 1999. If a portion of the charges recorded in a given quarter of 2000 is later determined to be attributable to prior periods, adjustments will be made in the relevant prior period and eliminated in the respective quarter.

    The independent auditors' Statements on Auditing Standards No. 71 review procedures on the Corporation's interim financial statements for the first three fiscal quarters of 2000 are incomplete, pending their consideration of the matters discussed in the preceeding paragraphs.

FOURTH QUARTER 2000

    The Corporation expects that fourth quarter and fiscal year 2000 financial results will be significantly below the current analysts' estimates, excluding the gain on the Electronics OEM sale and the special charges reported in the second quarter. Since mid-year 2000, the Corporation has not commented on earnings estimates put forth by the investment community.

SECOND QUARTER 2000 SPECIAL CHARGES

    During the second quarter of 2000, the Corporation recorded pre-tax charges totaling $223.9 million ($148.4 million after taxes) to continuing operations. The principal adjustments to the Corporation's continuing operations for these charges may be categorized as follows:

ACCOUNTS RECEIVABLE

    The Corporation recorded charges of approximately $102.5 million in the second quarter to provide for estimated uncollectable accounts receivable. Substantially all of this charge is reflected as a reduction to net sales. Approximately $69.5 million of this charge is for customer invoice disputes related to pricing and shipment accuracy, product returns and other reasons. Given the nature, number and age of these unresolved invoice disputes, management believes that these items are largely uncollectable and, accordingly, are included as part of the charge.

    The other significant portion of the accounts receivable charge relates to unpaid invoices. This charge is being taken in part because of the aging of these outstanding invoices and also because of the confusion and disruption caused by the Corporation's implementation of new financial, pricing and order processing systems. After implementation of the new order processing computer systems in late 1999, the Corporation experienced significant problems, which have led to the Corporation's inability to execute an effective collections process because of considerable uncertainty with customer billing. This uncertainty led to many customer payment deductions and an increase in aged receivables which greatly hinders the Corporation's ability to effectively analyze the nature of aged invoices between doubtful accounts and disputed billings. The Corporation has recorded the charge as a direct reduction to accounts receivable and net sales under the belief that the aging increase is primarily due to disputed billings.

INVENTORY

    The Corporation recorded charges of approximately $60.6 million in the second quarter to reduce inventory and increase cost of sales. Approximately $21.7 million of this charge related to write-downs for specifically identifiable slow-moving, excess and obsolete inventory, of which the primary components related to the premise wire ($8.6 million) and trap and filter
($3.3 million) product lines, while $6.1 million related to the previous disposition of the Broadband product line. In addition, the Corporation recorded a $19.4 million charge representing an increase in reserves for slow-moving, excess, and obsolete inventory based on management's evaluation of current inventory aging and usage and its new strategy to reduce levels of slow-moving inventory. Management believes that this new strategy will help the Corporation better match production with its sales requirements. Additionally, a $19.5 million charge was taken to reduce the carrying value of inventory to agree with physical counts and the Corporation's perpetual records.

REVENUE RECOGNITION

    The Corporation reversed $31.7 million of net sales that were previously recognized as revenue and a net of $14.4 million of cost of sales, resulting in a net pre-tax charge of $17.3 million. These sales related to special promotional programs targeted at a select group of the Corporation's largest volume accounts. Based on a review of the terms and conditions of the promotions, management believes these transactions are more appropriately characterized as consignment sales and are now being treated accordingly. Of the $31.7 million of net sales reversed in the second quarter special charges, $24 million of goods were returned in the third quarter with no impact on results of operations because the Corporation had previously provided for these amounts.

PROPERTY, PLANT AND EQUIPMENT

    The Corporation recorded a charge of $23.9 million to reduce property, plant and equipment. A charge of $19.6 million was taken primarily to reflect the write-off, or increased depreciation on, assets previously classified as construction in progress. This charge also includes approximately $1.7 million for the premise wire and trap and filter product lines and $2.6 million mainly representing the write-off of miscellaneous plant assets.

OTHER ADJUSTMENTS

    The Corporation recorded other special charges during the second quarter totaling approximately $19.6 million. The primary components of these adjustments were as follows:

    - An approximate $7.1 million charge related to freight costs which included an under-estimation of the cost of freight during the period of the new order entry system (TOPS) implementation.

    - An approximate $4 million charge relating to the write-off of goodwill with respect to the trap and filter and Patriot product lines.

    - Other adjustments of $8.5 million, including approximately $7.1 million related to the reconciliation of intercompany and other miscellaneous accounts which arose, in part, because of problems associated with the implementation of new financial and order entry computer systems and the transfer of assets between plants.

THIRD QUARTER 1999 ONE-TIME ITEMS AND OTHER CHARGES AND CREDITS

    During the third quarter of 1999, the Corporation recorded certain on-time and other charges and credits. A substantial portion of the net charges related to the third quarter of 1999, with the remaining balance relating to the first quarter of 1999. Items that comprise the net charges are as follows:

                                                                    PRE-TAX              AFTER TAX
                                                              -------------------   -------------------
                                                               THIRD       NINE      THIRD       NINE
                                                              QUARTER     MONTHS    QUARTER     MONTHS
                                                                1999       1999       1999       1999
                                                              --------   --------   --------   --------
Tax refunds and reduction in taxes payable..................   $   --     $   --     $ 30.7     $ 30.7
Acquisition and divestiture income..........................      8.6        8.6        5.0        5.0
Inventory adjustments.......................................     (7.1)      (9.5)      (4.4)      (5.9)
Other adjustments...........................................    (48.1)     (51.6)     (32.0)     (34.2)
                                                               ------     ------     ------     ------
Total net charge............................................   $(46.6)    $(52.5)    $ (0.7)    $ (4.4)
                                                               ======     ======     ======     ======
Portion relating to Discontinued Operations.................   $(20.7)    $(23.7)    $(13.9)    $(15.9)
                                                               ======     ======     ======     ======
Portion relating to Continuing Operations...................   $(25.9)    $(28.8)    $ 13.2     $ 11.5
                                                               ======     ======     ======     ======

    The net charges reflected a $30.7 million benefit from tax refunds and changes in tax reserves resulting from favorable completion of several tax audits during the period and a favorable worldwide reassessment of tax exposures.

    Acquisition and divestiture income reflected $12.5 million of income associated with an acquisition termination fee, net of related costs, and costs associated with another unconsummated acquisition.

    Inventory adjustments reflect unfavorable adjustments resulting from physical inventory counts taken during the period. The inventory adjustments related to the Electronics EOM business.

    Other adjustments included:

    - Unfavorable adjustments of $23 million in the quarter and nine months for receivables, sales and sales promotion issues.

    - Unfavorable adjustments of $18.5 million in the quarter and $19.8 million in the nine months for inventory and cost of sales issues.

    - Reduction of restructuring and special charge reserves established in 1996 of $6.4 million in the quarter and $7.9 million in the nine months.

    - The remaining balance relates to negative net adjustments to revise various estimates and correct certain accounting errors.

RESULTS OF OPERATIONS

    As stated above under "Recent Developments and Outlook for Fiscal 2000--Review of Processes, Controls and Systems," the Corporation's financial statements for the nine month period ended October 1, 2000 will be restated as a result of the restatement of the second fiscal quarter of 2000 financial statements. The comparisons stated below may differ substantially from those made after the restated financial statements are issued.

    The OEM sale has been accounted for as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. Accordingly, results from continuing operations for the current and prior periods exclude the impact of the Electronic OEM business. The net results for the current and prior periods of the Electronic OEM business are reflected in earnings from, or gain on, the sale of discontinued operations.

    The Corporation's financial results for the quarter ended October 1, 2000 were substantially below those of the prior-year quarter, with a net loss of $(19.2) million compared with a net income of $46.9 million in the same 1999 period. Diluted earnings per share (EPS) were $(0.33), compared with 1999's diluted EPS of $0.81. Net loss for the first nine months of 2000 was $(20.1) million compared to net earnings of $125.1 million in the same period of 1999. Diluted EPS were $(0.35), for the nine months ended October 1, 2000, compared with 1999's diluted EPS of $2.16.

NET SALES

    Third-quarter net sales were $419.5 million, a decrease from 1999's
$460.2 million. This $40.7 million decrease was mainly attributable to the reduced sales impact in 2000 of Communications product lines divested in 1999 and 2000. Sales in the third quarter of 2000 were also negatively impacted by a decrease in the third quarter of 2000 of traditional Electrical quarter-end promotional sales incentives that in the prior year resulted in significantly larger sales volumes at discounted sales prices and excessive inventory in the distribution channel as a result of prior promotional programs.

    Through nine months, net sales were $1,167.8 million, a decrease from 1999's $1,396.1 million. The deterioration versus 1999 is primarily attributable to the special charges (See "Second Quarter 2000 Special Charges" above), the reduced sales impact in 2000 of Communications product lines divested in 1999 and 2000 and declines in the on-going Electrical business during 2000.

GROSS PROFIT

    The third-quarter consolidated gross margin was $96.6 million as compared to $109 million in 1999. The prior gross margin was significantly influenced by the third quarter 1999 adjustments discussed in "One-Time Items and Other Charges and Credits." Due to certain excess inventories stemming from lower sales volumes noted above and significant product returns during the quarter from electrical distributor stocks, the third quarter 2000 gross margin reflects a reduction in manufacturing volumes and the resulting negative impacts of unabsorbed fixed costs. The Corporation also expects a reduction in manufacturing volumes to continue in the fourth quarter of 2000, and could extend into the first half of 2000, as management continues its efforts to better balance inventory levels with market demands.

    Through nine months, the consolidated gross profit was $121.6 million and $400.4 million in 2000 and 1999, respectively. The deterioration versus 1999 is primarily attributable to the second quarter charges as discussed above, as well as negative impacts of unabsorbed fixed costs.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

    Marketing, general and administrative ("MG&A") expenses increased
$18.6 million and $43.3 million for the quarter and nine months ended
October 1, 2000, compared to the same 1999 periods. Contributing to the third quarter increase is approximately $6 million in executive severance cost and increased spending levels in distribution, management information systems, and sales, marketing and advertising. Marketing, general and administrative expense continues to be high at both the corporate and business segment level, due in part to overhead which remained following the sale of the Corporation's Electronics OEM business in the second quarter. Management is developing plans that, when fully implemented, will substantially reduce future costs at the corporate and business unit level, thereby making the Corporation's expense profile competitive with that of its peers in the electrical components industry.

EARNINGS FROM OPERATIONS

    The quarter and nine-month 2000 loss from operations was $(21.7) million and $(219.6) million. Excluding the impact of the second quarter 2000 special charges, the nine-month 2000 operating profit was $4.3 million versus 1999's $105.5 million. The deterioration in the nine months is due to the lower gross profit and higher marketing, general and administrative expenses as described above. (See "Marketing, General and Administrative Expenses" above.)

INTEREST EXPENSE--NET

    Interest expense during the third quarter of 2000 did not change significantly from the prior year third quarter (which excludes $4.1 million of interest expense allocated to discontinued operations). Year-to-date interest expense increased $7.8 million, primarily as a result of increased borrowings during the first half of the year which were retired during the third quarter.

DISCONTINUED OPERATIONS

    The OEM sale in the second quarter of 2000 resulted in a pre-tax gain of $231.1 million which, reduced by $97.0 million of income taxes, produced a gain on sale of discontinued operations of $134.1 million. The gain includes
$14.7 million of losses, net of $3.3 million of tax benefit, resulting from the operations of the Electronics OEM business from April 3, 2000, to the closing date. Excluding the impact of the $14.7 million of losses, the pre-tax gain would have been $249.1 million. The $14.7 million of losses were impacted by $31.3 million of pre-tax special charges. The nature of these charges are similar to the special charges recorded in continuing operations during the second fiscal quarter and were taken to provide for uncollectable accounts receivable, to increase reserves for excess obsolete inventory, to write-down investments in unconsolidated companies, to reconcile intercompany and other miscellaneous accounts and to write-down property, plant and equipment.

INCOME TAXES

    The effective tax rate on the loss from continuing operations for 2000's third quarter was (30.0)%. The effective tax rate on gain on sale of discontinued operations for 2000's second quarter was 42.0%. The effective income tax rate for the prior year was significantly influenced by the third quarter 1999 adjustments discussed in "One-Time Items and Other Charges and Credits."

SEGMENT RESULTS

ELECTRICAL

    Sales in the Electrical segment decreased $16.1 million to $319.9 million for the quarter, and $164.7 million to $868.5 million for the nine months ended October 1, 2000, respectively, compared to 1999 levels. Sales for the third quarter of 2000 reflect a decrease in traditional Electrical quarter-end promotional sales incentives that in the prior year resulted in significantly larger sales volumes at discounted prices. Sales for the nine months ended were also negatively impacted by the special charges recorded in the second quarter of 2000, impacting Electrical sales by $130.2 million.

    Segment earnings decreased $52.0 million to $(17.0) million for the quarter and decreased $304.4 million to $(177.5) million for the nine months ended October 1, 2000, compared to 1999 levels. Earnings for the nine months ended October 1, 2000, were negatively impacted by the special charges recorded in the second quarter, which impacted segment earnings by $179.7 million. Due to certain excess inventories stemming from lower sales volumes noted above and significant product returns during the quarter from electrical distributor stocks, the third quarter gross margin reflects a reduction in manufacturing volumes and the resulting negative impacts of unabsorbed fixed costs. The Corporation also expects a reduction in manufacturing volumes to continue in the fourth quarter of 2000.

COMMUNICATIONS

    Sales in the Communications segment decreased $29.4 million to $45.5 million for the quarter and decreased $70.4 million to $132.6 million for the nine months ended October 1, 2000, respectively, compared to the 1999 periods. Sales for the nine months ended were negatively impacted by the special charges recorded in the second quarter, which impacted sales by $11.3 million. The remaining reduction for both periods is primarily due to the reduced sales impact in 2000 of product lines divested in 1999 and 2000.

    Segment losses improved $4.1 million to $(6.1) million for the quarter, including a $4 million write-down of a receivable, and increased $30.1 million to $(43.4) million for the nine months ended October 1, 2000, respectively. Segment loss for the nine months ended was negatively impacted by the special charges recorded in the second quarter of 2000, which reduced earnings by $39.3 million. The remaining year-to-date shortfall is attributable to the increased manufacturing costs associated with moving certain product lines to Mexico during the second quarter.

OTHER

    Other sales were up $4.8 million to $54.1 million and up $6.9 million to $166.8 million for the third quarter and the nine-month periods, respectively, compared to the 1999 periods. The special charge recorded in the second quarter negatively impacted sales by $0.4 million. The remaining year-to-date improvement was due to strong performance in both the steel structures and mechanical products divisions.

    Other earnings were up $2.2 million and $1.4 million for the third quarter and nine months, respectively, to $2.9 million and $13.1 million. The special charge recorded in the second quarter negatively impacted earnings by $4.9 million for the nine months.

LIQUIDITY AND CAPITAL RESOURCES

    Operating activities used cash of $298.3 million through the first nine months of 2000. Net receivables increased $82.8 million through nine months in 2000. The increase in receivables is primarily attributable to the re-purchase of $150 million of receivables previously sold under the Corporation's asset securitization program during 2000.

    The Corporation's inventory levels as of October 1, 2000, were $34.4 million lower than year-end levels due primarily to increases in excess and obsolete inventory reserves during the second quarter offset by higher quantities on hand.

    Capital expenditures for the first nine months of 2000 totaled $58.1 million, which approximated the 1999 amount. Management expects capital expenditures in the fourth quarter of 2000 to be approximately the same or lower than previous quarters of 2000. The Corporation received $11.5 million of proceeds in the first quarter of 2000 from the sale of certain product lines. Dividends paid during the nine months of 2000 totaled $48.6 million for dividends declared in 1999's fourth quarter and 2000's first two quarters.

    The OEM sale at the end of the second quarter produced proceeds of $686 million in the third quarter. These proceeds were used to pay down domestic debt of approximately $440 million and international debt of approximately
$80 million during the third quarter, including the 7.15% senior debentures due 2008 issued by one of the Corporation's Canadian subsidiaries. The remainder of the proceeds was used for short-term investments, operations and dividends.

    As of October 1, 2000, marketable securities and cash and equivalents increased $87.5 million through the first nine months of 2000, primarily due to investing a portion of the proceeds from the OEM sale.

    The Corporation has three committed credit agreements with domestic and foreign banks. During the third quarter, the Corporation reduced the aggregate commitment of those agreements from $615 million to $420 million and amended certain covenant provisions, fees and rates contained in the three credit agreements. Two of the credit agreements support the Corporation's commercial paper program. The Corporation's short-term debt rating is currently on credit watch with negative implications. If the Corporation's short-term debt rating is lowered, the Corporation's $400 million commercial paper program would no longer be available. As of October 1, 2000, the Corporation has no commercial paper outstanding and $5 million outstanding under the credit agreements. The Corporation terminated its asset securitization program during the third quarter.

    As a result of the events described herein, the Corporation may not be able to access the public capital markets on acceptable terms or rates or in a timely manner. For the reasons discussed above, management expects future borrowings will be at higher rates and on more stringent terms. Management believes that external financial resources, cash generated from operations and the cash proceeds from the OEM sale will be sufficient to meet the Corporation's operating needs for the remainder of fiscal 2000.

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

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 will be effective for the fourth quarter of fiscal year 2000. The Corporation is currently evaluating the impact that the application of SAB 101, as well as certain related Emerging Issues Task Force topics, will have on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For the period ended October 1, 2000, the Corporation did not experience any material changes in market risk disclosure that affect the quantitative and qualitative disclosures presented in its Form 10-K for the period ended
January 2, 2000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The information regarding pending litigation set forth in footnote 8, "Contingencies" of the financial statements included in Part I of this report is incorporated by reference into Part II of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:


      (10.1)  Amendment No. 2, dated as of September 25, 2000, to
              Five-Year Credit Agreement dated July 1, 1999 among the
              Registrant, the Banks listed on the signature pages thereof, and Morgan Guaranty Trust Company of New York, as Agent.

      (10.2)  Second Amended and Restated 364-Day Credit Agreement dated
              September 25, 2000 among Registrant, the Banks listed on the signature pages thereof, and Wachovia Bank, N.A., as Agent.

      (10.3) Amendment No. 1 to Rights Agreement dated September 6, 2000 between the Registrant and the Rights Agent.

      (10.4)  Severance Letter Agreement dated September 18, 2000.

      (27.1)  Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K

    On July 17, 2000, the Corporation filed a Current Report on Form 8-K, Item 2, announcing the completion of the sale of its global Electronics OEM business to Tyco Group S.A.R.L.

    On August 9, 2000, the Corporation filed a Current Report on Form 8-K, Items 5 and 7, announcing the resignation of its chairman and chief executive officer and the appointment of its new chairman and chief executive officer.

    On August 22, 2000, the Corporation filed as Current Report on Form 8-K, Items 5 and 7, announcing the financial results for the quarter ended July 2, 2000 and the restatement of certain previously issued financial statements.

    On September 11, 2000, the Corporation filed a Current Report on Form 8-K, Items 5 and 7, disclosing that a shareholder class-action suit had been filed against the Corporation, Clyde R. Moore, Fred R. Jones, T. Kevin Dunnigan and John P. Murphy, and reporting that the Registrant's Board of Directors extended the term of the Registrant's Shareholder Rights Plan to December 15, 2003.

                           THOMAS & BETTS CORPORATION

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      THOMAS & BETTS CORPORATION
                                                      (Registrant)

DATE:  November 15, 2000                              /s/ JOHN P. MURPHY
                                                      -------------------------------------------
                                                      John P. Murphy
                                                      Senior Vice President--Chief Financial Officer
                                                      (PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL
                                                      ACCOUNTING OFFICER)