Form 10-K
period 2000-12-31
THOMAS & BETTS CORP
filed 2001-03-29
CIK 97854

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000.

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 1-4682

THOMAS & BETTS CORPORATION
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	22-1326940 (I.R.S Employer Identification No.)
8155 T&B Boulevard, Memphis, Tennessee (Address of principal executive offices)	38125 (Zip Code)

(Registrant's telephone number, including area code) (901) 252-8000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 12, 2001, 58,148,342 shares of the Registrant's Common Stock were outstanding and the aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the average bid and asked prices of such stock on the New York Stock Exchange composite tape) was $1,061,411,636.

Documents Incorporated by Reference

    Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2001, are incorporated by reference into Part III.

Thomas & Betts Corporation and Subsidiaries

NOTE:  Restated Consolidated Financial Statements

    Thomas & Betts Corporation (the "Corporation," the "Registrant" or "Thomas & Betts") recorded substantial charges in 2000. These charges were based upon the best information available to management and involved extensive use of estimates and assumptions. Management and the

Corporation's independent auditors have agreed that certain of these charges should be attributed to prior reporting periods. After consultation with the Corporation's independent auditors and the Audit Committee of the Board of Directors, management has restated the Corporation's financial statements for the first and second quarters of 2000, the interim periods of 1999, and fiscal years 1996, 1997, 1998 and 1999. These restatements also include certain adjustments previously reflected in the Corporation's financial results for the third quarter of 1999 which were deemed immaterial to the previously reported results of those prior years. This report contains restated financial information for all of the above fiscal periods. The reasons for, and financial impact of, the adjustments are described in Note 3 of the Notes to Consolidated Financial Statements set forth herein and in the Management's Discussion and Analysis of Financial Condition and Results of Operations. Previously issued financial statements for such periods should not be relied upon.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    This Report includes various forward-looking statements regarding the Corporation which are subject to risks and uncertainties. Forward-looking statements include information concerning future results of operations and financial condition. Statements that contain words such as "believes," "expects," "anticipates," "intends," "estimates," "continue," "should," "could," "may," "plan," "project," "predict," "will" or similar expressions are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, and many factors could affect the future financial results of the Corporation. See "Item 1. Business—Business Risks." Accordingly, actual results may differ materially from those expressed or implied by the forward-looking statements contained in this Report. For those statements, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

    There are many factors that could cause actual results to differ materially from those in forward-looking statements, some of which are beyond the control of the Corporation. These factors include, but are not limited to:

  •
  Economic slowdown in the U.S. or economic slowdowns in the Corporation's other main markets, including Canada and Western Europe;

  •
  The ability of the management team to improve the operating performance of existing lines of business as the Corporation transitions to the new organizational design and eliminates the previous matrix management structure;

  •
  Unforeseen difficulties in the implementation, enhancement and maintenance of operating and accounting systems and internal controls;

  •
  Effects of significant changes in monetary or fiscal policies in the U.S. and abroad which could result in currency fluctuations, including fluctuations in the Canadian dollar, Euro and British pound;

  •
  Significant changes in any number of governmental policies domestically and abroad which could create trade restrictions, patent enforcement issues, adverse tax-rate changes and changes to tax treatment of items such as tax credits, withholding taxes, transfer pricing and other income and expense recognition for tax purposes, including changes in taxation of income generated in Puerto Rico;

  •
  Changes in environmental regulations, policies and projected remediation technology advances that could impact expectations of remediation expenses;

  •
  Unforeseen difficulties arising from past and future acquisitions and dispositions of businesses;

  •
  Inflationary pressures which could raise interest rates and consequently the Corporation's cost of funds;

  •
  Changes in its relationships with its joint venture partners and changes in financial results from its joint ventures;

  •
  Undiscovered liabilities arising from acquired businesses;

  •
  Unexpected liabilities arising from divestitures, including specifically the sale of the Corporation's Electronics OEM business in the second quarter of 2000;

  •
  Future acquisitions which could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which materially adversely affect operating results and financial condition;

  •
  Increased downward pressure on the selling prices for the Corporation's products;

  •
  Changes in customer demand for various products of Thomas & Betts that could affect its overall product mix margins, plant utilization levels and asset valuations;

  •
  Availability and pricing of commodities and raw materials needed for production of the Corporation's products including steel, aluminum, zinc, copper, resins and rubber compounds;

  •
  A downgrade or a negative implication credit watch by credit agencies of the Corporation's debt ratings;

  •
  Unexpected inability to satisfy conditions to borrowing under the Corporation's credit agreements;

  •
  Failure or disruption of computer programs and equipment within the Corporation or third parties with whom the Corporation does business which may disrupt business activities and operations;

  •
  Loss of major customers;

  •
  The ability to attract and retain key employees and executives; and

  •
  Other adjustments, if any, required after completion of management's continuing review of the Corporation's business practices, processes, controls and systems.

    The Corporation undertakes no obligation to revise the forward-looking statements included in this Report to reflect any future events or circumstances. The Corporation's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.

PART I

Item 1.  BUSINESS

    Thomas & Betts Corporation is a leading manufacturer of connectors and components for worldwide electrical markets. It operates over 180 manufacturing, distribution and office facilities around the world in approximately 20 countries. Thomas & Betts was first established in 1898 as a sales agency for electrical wires and raceways, and was incorporated and began manufacturing products in New Jersey in 1917. The Corporation was reincorporated in Tennessee in May 1996. Corporate offices are maintained at 8155 T&B Boulevard, Memphis, Tennessee 38125, and the telephone number at that address is 901-252-8000. The Corporation's website is www.tnb.com.

    The Corporation designs, manufactures and sells components used in assembling, maintaining and repairing electrical and communications systems. The Corporation's products include: 1) electrical components and accessories for industrial, commercial, utility and residential construction, renovation and maintenance applications and for applications within other companies' products primarily in North America, but also in Europe and other areas of the world; 2) electromechanical components, subsystems and accessories used to construct, maintain and repair cable television and telecommunications networks worldwide; 3) transmission poles and towers primarily for North American customers; and 4) heating units and accessories for North American and European markets.

    Thomas & Betts pursues growth through market penetration, new product development, joint ventures and acquisitions. The Corporation sells its products through electrical, telephone, cable and heating, ventilation and air-conditioning (HVAC) distributors, directly to original equipment manufacturers and end users, and through mass merchandisers, catalog merchandisers and home centers. A collective group of customers represented 10% of consolidated net sales from continuing operations in 1998.

    In May 2000, the Corporation completed the purchase of one product line (telecommunications enclosures) for total consideration of $1.8 million in cash. In addition to the divestiture of its Electronics Original Equipment Manufacturer (OEM) business, as discussed below under "Discontinued Operations," the Corporation sold its Telzon/HDDX product line (analog and digital connectors for telecommunications) in March 2000 for an amount which approximated net book value. This product line had sales of $1.0 million in 2000 prior to its divestiture. The Corporation also sold its Aster product line (data communications connectors) in November 2000 for an amount which approximated net book value. This product line had sales of $10 million in 2000 prior to its divestiture. In the first quarter of 2001, the Corporation closed the sale of its copper and zinc ground rods product line for an amount which approximated net book value.

    In 1999, the Corporation completed three acquisitions for total consideration of $70.7 million consisting of $17.0 million of cash and 869,722 shares of the Corporation's common stock ("Common Stock"). The largest was the acquisition of L.E. Mason Co., a market leader in weatherproof electrical boxes and covers. Also, in 1999 the Corporation divested itself of three cable television amplifier businesses, exiting the active components portion of the cable television business.

    In 1998, the Corporation completed eight acquisitions for total consideration of approximately $267.0 million cash and assumed debt. In November 1998, Thomas & Betts completed the cash acquisition of Kaufel Group Ltd. ("Kaufel"), more than doubling the lighting product line that Thomas & Betts offers. Canadian-based Kaufel manufactures emergency and other lighting products and sells in Canada, the U.S., Europe and Asia-Pacific. Other 1998 acquisitions added to the scope of products offered through electrical and communications market channels.

Significant Developments

Discontinued Operations

    On July 2, 2000, the Corporation completed the sale of substantially all of its previous Electronics OEM business for $750.0 million, subject to certain adjustments. The Electronics OEM sale has been accounted for as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. Accordingly, results from continuing operations for the current and prior periods exclude the impact of the Electronics OEM business. The net results for the current and prior periods of the Electronics OEM business are reflected in earnings from, or gain on the sale of, discontinued operations. See Note 4 in the Notes to Consolidated Financial Statements.

Reclassification

    During 2000, the Corporation began reporting expenses for transportation of products to customers and between its facilities as a component of cost of sales as a result of the adoption of Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." These transportation costs for continuing and discontinued operations had previously been reported as a reduction of net sales. The financial statements for prior years were reclassified to conform to the 2000 presentation. Those reclassifications had no effect on earnings or loss in any year.

Recent History

    Over the past few years, Thomas & Betts pursued various strategies and undertook a number of initiatives designed to drive growth. These strategies and activities delivered short-term results, but ultimately created serious performance issues. The Corporation is currently undergoing a major transition in the way it manages and operates its businesses in order to correct these issues and return its performance to acceptable levels on a sustainable basis.

    The Corporation's two key strategies were: broadening its product portfolio through acquisitions and improving margins by moving manufacturing to lower-cost areas. Over five years, the Corporation completed 29 acquisitions or mergers (some of which proved to be non-strategic) and moved a large number of product lines or facilities to alternative locations, with more than half going to low-cost areas such as Mexico and Hungary. Some of these acquisition and manufacturing activities led Thomas & Betts to record multiple restructuring charges over the past five years.

    The management structure of the Corporation also negatively impacted the results of its activities. Beginning in 1997 and continuing through August 2000, Thomas & Betts managed its businesses along three axes (market, product and geographic) with functional responsibilities, such as legal, operations, finance and human resources, centralized. This matrix structure was inherently complex with overlapping responsibilities between functional and operational managers. This situation greatly diminished accountability and adversely impacted the Corporation's ability to execute effectively.

    As part of a plan to use technology strategically to manage its businesses, Thomas & Betts began to convert its global financial and order processing information systems beginning in 1997. The Corporation also committed significant resources to position itself to be a leader in the then-emerging business-to-business (B2B) e-commerce market. The majority of these conversions were completed by December 1999, although certain systems continue to be refined.

    Thomas & Betts encountered problems with the implementation of certain of these systems. Notably, difficulties experienced in the start-up of the Corporation's new global order processing system (TOPS) in November 1999 resulted in severe disruption to the Corporation's business, including shipping errors and delays, invoicing errors, order cancellations, unusual freight expediting and the redirection of significant resources to solve the related technology and business issues.

    The combination of the Corporation's acquisition, manufacturing and B2B e-commerce strategies, along with its matrix management structure and the magnitude, timing and execution of the systems conversions, significantly strained the Corporation's management resources, hampered effectiveness, and diverted attention away from the day-to-day operations of the business. This resulted in a serious deterioration in the quality of Thomas & Betts' market performance, customer relations, service, products, and research and development. In addition, Thomas & Betts' strategy in B2B e-commerce proved unachievable given the dynamics of the electrical industry. In August 2000, the senior management positions associated with this initiative were eliminated and other associated resources were redirected.

    To address the Corporation's poor performance, the Corporation's Board of Directors initiated several key management changes. In March 2000, Thomas & Betts hired John P. Murphy as chief financial officer and, in August 2000, T. Kevin Dunnigan was elected chairman and chief executive officer. Dunnigan was previously the Corporation's chairman and chief executive officer and had spent 35 years with Thomas & Betts before retiring from active management in 1997.

    A detailed study of the key components of working capital was undertaken by the new financial management team with the intent to improve performance in the areas of accounts receivable and inventory management. This effort led to the discovery of issues with the Corporation's accounting and operational practices and the conclusion that significant additional provisions and write-downs were required in the aforementioned, and in other areas. Further description of these management reviews is contained below under "Review of Processes, Controls and Systems."

    As a result of the reviews of processes, controls and systems, management recognized that deficiencies existed in a number of the Corporation's processes related to accounts receivable. Accordingly, in September 2000, Thomas & Betts retained a nationally recognized firm to assist in eliminating its excessive accounts receivable backlog and to manage its claims and collections function. Concurrently, management has been working to eliminate the underlying technical and business problems that contributed to a high number of customer payment deductions and hampered the effectiveness of the Corporation's accounts receivable collections effort.

    Thomas & Betts has made good progress in correcting technical systems issues that adversely impacted its pricing and invoicing systems in previous periods. As a result, the Corporation has experienced a decline in the number of deductions taken by its customers in recent months. Management believes that, overall, the accounts receivable situation has been stabilized and is showing improvement.

    The Corporation's review of processes also led to substantial charges to write-down inventory and revealed deficiencies in its inventory management and control processes. Using a combination of internal resources and third-party consultants, Thomas & Betts undertook a thorough review of global inventory management and control processes. This review is progressing on schedule and will be completed early in the second quarter of 2001. Management believes that it has made substantial progress toward the elimination of the Corporation's inventory control issues.

    In a similar manner, Thomas & Betts has now initiated a cross-functional, cross-divisional project to assess and further improve key processes that drive the Corporation's relationship with its customers. The processes being reviewed include pricing, quotations, order entry, ship-from-stock-and-debit, returned goods and claims processing. The lack of comprehensive policies and inadequate procedures in these areas led, over a period of time, to a high number of customer payment deductions. Thomas & Betts expects to further strengthen its core processes and controls in the areas listed above by late 2001. This effort is expected to further improve the Corporation's overall operational, accounts receivable and customer service performance.

    The new management team intends to operate Thomas & Betts as a tightly managed, decentralized organization with minimal corporate overhead. Accordingly, in August 2000, the

Corporation eliminated the matrix organizational structure referenced above and replaced it with a fully integrated, market-driven, divisional structure. In the new structure, each business president is responsible, and accountable, for all manufacturing, engineering, marketing, business development and associated support activities for his or her business. Business unit managers are also responsible for managing working capital, with the support and guidance of corporate resources.

    To support the effectiveness of these changes, the Corporation's Management Incentive Program has been significantly revised for 2001. Further improving working capital is now a key performance metric for the incentive compensation program and accounts for approximately 50% of the target goal.

    Effectively implementing an organizational change of this magnitude involves many individuals and processes. Although the Corporation is well under way in this effort, it expects to continue to refine its management structure and strengthen the quality of its leadership team as business and financial processes are changed to improve operating efficiency. Enhancing the training, quality and succession planning of management at all levels of the Corporation will continue to be a key focus of Thomas & Betts.

    Thomas & Betts has also taken action to address the unsatisfactory management and performance of its largest business, electrical products sold through distributors. In October 2000, Dominic J. Pileggi, a former Thomas & Betts executive who had left the Corporation in 1995, was hired to lead the electrical business. Over the past three months, Mr. Pileggi has reorganized and strengthened the leadership and internal processes of this business.

    Specifically, the product management and sales organizations of the electrical business' commercial and industrial product groups have been fully combined, eliminating managerial redundancies and affording the opportunity to reduce the number of sales offices by over 50%. As a result, the sales and sales support staff has been significantly reduced.

    Management has also revised the electrical business' sales compensation program, effective January 2001, to include both revenue growth and product mix. Previously, the electrical business' sales compensation program was based entirely on sales volume. The business is also rationalizing its use of outside sales agencies to ensure an appropriate balance between direct sales and agency representatives in each geographic region, with a focus on "pull through" rather than "push-through" selling techniques.

    In addition to realigning the sales organization, the Corporation's electrical business is redirecting the product management function back to managing the full complement of brand management activities (i.e. pricing, sales, manufacturing and new product development). Thomas & Betts has many well-known, leading brands in its product portfolio. Over the past few years, however, product managers primarily focused on reducing product costs rather than strengthening these brands with the end-users of its products: electricians, contractors and MRO (maintenance, repair and operations) accounts. Late in the first quarter of 2001, new management—with significant industry and functional experience—joined Thomas & Betts to lead the electrical business' product management effort.

    The Corporation is also rebuilding its engineering capabilities and expanding its focus on developing new products that lower the cost of installation for its end-user customers. The electrical business expects to steadily increase research and development (R&D) spending to levels in line with industry standards and to increase the percent of sales generated by new products over the next few years. Savings achieved through improvements in operating efficiencies are expected to be partially offset by the increase in R&D spending.

    Thomas & Betts' electrical business operates in highly competitive markets. The Corporation stocks approximately 30,000 products and has relationships with more than 6,000 electrical and utility distributors, retail outlets and mass merchandisers. Like many of its industry peers, the Corporation uses a variety of promotional programs, including volume-incentive discount programs, to compete effectively. In addition to these broad-scale, price-based promotional programs, the electrical sales personnel had the authority to offer price concessions on a per-product, per-customer basis for the past several years. Ultimately, the combination of these factors lead to an unmanageable degree of pricing complexity, which inevitably gave rise to the many customer invoice disputes as discussed earlier.

    Thomas & Betts is now in the process of comprehensively revising and simplifying its policies and procedures related to pricing. The authority to set prices has been re-established as a fundamental responsibility of the product management function and sales personnel no longer have the authority to modify prices or give concessions. Customer incentive programs have been simplified and controls are being enhanced to ensure compliance with the Corporation's new pricing directives.

    Previously, the electrical business regularly used quarterly promotions based on deep price discounts and favorable terms as a key tactic. These tactics compromised the Corporation's ability to estimate market demand for key products. Thomas & Betts has discontinued its use of this type of promotional program. Marketing resources have now been redirected to enhance the electrical business' ability to accurately forecast demand for its products.

    Over time, the discounting programs discussed above led to an excessive amount of inventory in the Corporation's key distribution channel (electrical distributors), dampening demand and putting pressure on industry-wide pricing. Compounding the inventory problem for the Corporation was its matrix management structure, which did not efficiently match production with demand, creating excess inventory within the Corporation's facilities.

    In the third and fourth quarters of 2000, the Corporation took back a high level of physical product returns related to the Corporation's former quarterly promotional programs, further contributing to its high inventory levels. To compensate, Thomas & Betts has, and continues to, rationalize production at some of its manufacturing facilities. As a result, the Corporation is experiencing higher-than-normal unabsorbed fixed costs and unfavorable manufacturing variances, a situation that is expected to continue until appropriate inventory levels are restored.

    Across all of its businesses, Thomas & Betts is focused on reducing expenses, with a corporate goal of reducing selling, general and administrative expenses to less than 20% of sales by the end of 2002.

    Each of the Corporation's businesses has outlined, and begun implementing, initiatives to lower manufacturing costs. In certain cases, production is being consolidated. This effort, coupled with the Corporation's decision to discontinue several product lines that were not achieving acceptable returns, necessitated shutting down certain manufacturing lines.

    Unusually high freight and distribution costs have also adversely affected Thomas & Betts' performance. Management has taken significant initial steps to reduce freight costs, including consolidating customer shipments and revising freight policies incorporated in promotional programs such as its Signature ServiceSM preferred customer program. Thomas & Betts expects to see gradual improvement in freight performance beginning in the second half of 2001.

    Thomas & Betts believes that it has identified, and made substantial progress in addressing, the majority of the issues that have adversely impacted its performance over the past several years. The Corporation's shift to a divisional management structure and its focus on strengthening the quality of the management team have contributed significantly to the development of a comprehensive long-term plan to restore Thomas & Betts to a profitable and strategically focused leadership position in its markets. The Corporation will continue to execute against this plan throughout the remainder of 2001 and into 2002.

New Management Team

    During 2000, the Corporation experienced significant management changes. In August 2000, T. Kevin Dunnigan was elected Chairman and Chief Executive Officer by the Board of Directors.

Mr. Dunnigan had previously served as the Corporation's Chairman from 1992 to May 2000 and as the Corporation's Chief Executive Officer from 1985 to 1997. The Corporation elected John P. Murphy as Senior Vice President and Chief Financial Officer and Connie C. Muscarella as Vice President—Human Resources and Administration in March 2000, Kenneth W. Fluke as Vice President—Controller in September 2000 and Dominic J. Pileggi as Senior Vice President and Group President—Electrical in October 2000. The Corporation also appointed Mark A. Bender as Director of Audit Services in January 2001.

Review of Processes, Controls and Systems

    During 2000 the Corporation's new management team began a comprehensive review of processes, controls and systems in order to assure their adequacy and, when appropriate, began implementing improvements.

    Staffing improvements were identified as being required and the corporate accounting group was strengthened as was the divisional controllership group and internal audit. The process of strengthening the accounting staff throughout the organization will continue throughout the coming year.

    The Corporation has simplified its management reporting in conjunction with the elimination of its previous matrix management structure. The matrix structure involved extensive financial allocations to support desired management reporting and contributed to confusion as to certain business and accounting responsibilities. Management expects the new divisional-based structure to enhance visibility and accountability.

    Early in this review, the accounts receivable function was identified as being in need of significant improvement. Accordingly, the Corporation retained a nationally recognized firm to manage its claims and collections functions at least until such time as the backlog of claims is eliminated and management has established appropriate internal processes to ensure the Corporation can remain current in managing its collections efforts. The Corporation has also made progress in correcting technical systems issues that adversely impacted its pricing and invoicing systems during the fourth quarter of 1999 and the first half of 2000. These systems problems were responsible, in part, for the large number of payment deductions made by customers and associated problems that hampered the Corporation's accounts receivable collection efforts.

    The Corporation began a program to analyze and correct deficiencies in its inventory management and control processes. Using a combination of internal resources and third-party consultants, the Corporation completed a thorough review of inventory controls and processes. The Corporation is now refining and implementing new control procedures over inventory accounting. Management currently expects to have the new inventory procedures in place near the beginning of the second quarter of 2001.

    The Corporation began a program in the first quarter of 2001 to analyze its revenue cycle (pricing, quotations, order entry, ship-from-stock-and debit, returned goods, and claims processing) processes. Using a combination of internal resources and third-party consultants, the Corporation expects to complete its review and begin to implement any enhancements necessary by late 2001.

    The Corporation is reviewing its existing capital appropriations management processes to enhance controls associated with authorization and procurement. Management began implementing enhancements during the first quarter of 2001.

    The Corporation has eliminated previous promotional programs based on steep price discounting and is in the process of comprehensively revising and simplifying its pricing policies. As part of this change, field sales personnel no longer have the authority to set prices or offer price concessions. The Corporation also revised the incentives offered in its Signature Service preferred customer program to ensure that the program supports profitable sales, and established tighter guidelines and accounting controls for volume-related discount programs and other price rebates effective in 2001.

    To address the Corporation's high freight costs, primarily as a result of inefficiencies and overly generous shipping policies, the new management team is revising the Corporation's freight policies to make them comparable to, and competitive with, the Corporation's electrical components industry peers. As part of this effort, the Corporation began in the third quarter of 2000 to consolidate shipments to customers in several key regional markets. Consolidating customer shipments reduces costs and simplifies the customer's receipt of materials. Management believes that it will have revised freight policies and procedures in place in the second quarter of 2001, and expects to see gradual improvements in its freight performance throughout the second half of 2001.

    The Corporation is also exploring alternatives to make its distribution and warehouse operations more cost effective. Distribution costs are high due to inefficiencies and excess warehouse capacity.

    Improvements in all of the areas discussed above will require time to refine and fully implement, while other areas continue to undergo review. Until these reviews are completed, and improvements fully implemented and refined, the Corporation's results of operations and financial position may continue to be impacted by the Corporation's existing business practices, processes, systems and controls.

Restatement of Consolidated Financial Statements

    As a result of the reviews described above, management identified, primarily in the second quarter of 2000, certain prior-period adjustments which necessitated a restatement of the Corporation's consolidated financial statements for the first and second quarters of 2000, the interim periods of 1999, and for the years 1996, 1997, 1998 and 1999. Pretax amounts initially recorded in 2000 for continuing operations totaling approximately $86 million (approximately $53 million on an after-tax basis) have been eliminated from continuing operations in 2000 and have been reflected as a restatement of earlier periods. Additionally, pretax amounts totaling approximately $18 million initially reflected in the Corporation's financial results for 1999, and which were deemed immaterial to the previously reported results of those earlier periods, have been eliminated from continuing operations in that period and have been reflected as a restatement of earlier periods. Pretax amounts initially recorded in 2000 totaling approximately $7 million (approximately $5 million on an after-tax basis) have been eliminated from discontinued operations in 2000 and have been reflected as a restatement of earlier periods. Additionally, pretax amounts totaling approximately $11 million initially reflected in the Corporation's financial results for 1999, and which were deemed immaterial to the previously reported results of those earlier periods, have been eliminated from discontinued operations in that period and have been reflected as a restatement of earlier periods.

    The following table shows the effects of the restatement, discontinued operations and reclassifications on the Corporation's net sales and net earnings (loss) from continuing operations:

(In millions)	1999	1998	1997	1996
Net sales, as previously reported	$2,522.0	$2,230.4	$2,259.5	$2,134.4
Restatement adjustments for continuing and discontinued operations	(54.6)	(18.2)	(11.3)	(4.1)
Reclassification adjustments for continuing and discontinued operations (a)	111.2	84.1	92.6	85.9
Less: Net sales from discontinued operations	704.9	527.3	629.5	666.3

Net sales from continuing operations, as restated	$1,873.7	$1,769.0	$1,711.3	$1,549.9

Net earnings, as previously reported	$148.3	$87.5	$162.3	$73.5
Restatement adjustments for continuing and discontinued operations	(29.0)	(6.4)	(14.0)	(5.4)
Less: Net earnings (loss) from discontinued operations	21.7	22.2	36.4	(22.9)

Net earnings from continuing operations, as restated	$97.6	$58.9	$111.9	$91.0

(a)
During 2000, the Corporation began reporting expenses for transportation of products to customers and between its facilities as a component of cost of sales as a result of the adoption of Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." These transportation costs for continuing and discontinued operations had previously been reported as a reduction of net sales. Prior periods have been reclassified to conform to the 2000 presentation. Those reclassifications had no effect on earnings or (loss) in any period.

    The reasons for, and the financial impact of, these net adjustments are described in Note 3 of the Notes to Consolidated Financial Statements set forth herein and in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth herein.

Business Risks

    There are many factors that could pose a risk to the Corporation's ability to execute its business plan, some of which are beyond the control of Thomas & Betts. These factors include, but are not limited to:

  •
  Risks Related to Operations

  Although the Corporation is not dependent on any one customer for more than 10% of its sales, any simultaneous disruptions with a group of large customers could have a material adverse effect on its results of operations and financial condition.

  Management needs to improve operations in order to improve financial condition, but operations will not improve if they cannot effectively implement plans. The Corporation's operations during the fiscal year ended December 31, 2000 were adversely affected by a number of factors, including excess inventory, shareholder lawsuits and customer dissatisfaction. To improve operations, new management developed and has been implementing a business strategy to improve the pricing of products, eliminate problems with inventory, reduce costs such as freight and distribution, resolve issues with its customers, develop programs intended to enhance customer relationships and provide better service and continue to improve the product offerings. If the Corporation is not successful in its efforts to implement these plans, or if these plans are not effective, management may not be able to improve operations.

  •
  Changes in Management

  Several of our executive officers have joined Thomas & Betts very recently. Since March 2000, we have hired a new management team, including T. Kevin Dunnigan as chief executive officer, John P. Murphy as chief financial officer and Dominic J. Pileggi as president of the electrical business. Messrs. Dunnigan and Pileggi have considerable experience in the electrical industry. Nonetheless, the Corporation cannot assure you that management will be able to successfully manage the business or successfully implement its business plan.

  Thomas & Betts is now depending on its new management team, and the loss of their services could have a material adverse effect on the business and the results of operations or financial condition. The success of the business is materially dependent upon the continued services of our chairman, president and chief executive officer, Mr. Dunnigan, our senior vice president and chief financial officer, Mr. Murphy, our senior vice president and group president—electrical, Mr. Pileggi, and the other members of our new management team. The loss of Messrs. Dunnigan, Murphy, Pileggi or other key personnel due to death, disability or termination of employment could have a material adverse effect on the results of operations or financial condition, or both. Additionally, management cannot assure you that it will be able to attract or retain other skilled personnel in the future.

  •
  Operational and Accounting Systems and Internal Controls

  Following its review of the Corporation's business processes, management concluded that further steps were needed to enhance and maintain the adequacy of its operating and accounting systems and internal controls. Unforeseen difficulties in the implementation, enhancement and maintenance of operating and accounting systems and internal controls may have a negative impact on the ability of the Corporation to execute its business plan. See "Review of Processes, Controls and Systems" above.

  •
  SEC Investigation and Lawsuits

  There is currently a formal investigation by the Securities and Exchange Commission Enforcement Division concerning the Corporation's financial reporting and other matters. The investigation is ongoing and management cannot predict its outcome.

  Lawsuits have been filed against the Corporation, as well as certain of its former officers, in which the plaintiffs allege numerous violations of the securities laws. Management cannot predict the outcome of these cases. In addition, given the size and nature of the business, the Corporation is subject from time to time to various lawsuits which, depending on their outcome, may have a negative impact on its results of operations and financial condition.

  •
  Legal and Professional Expenses

  The Corporation has incurred substantial costs in connection with the process of reviewing, reconciling and restating its books and records, the investigation of its accounting practices by the Securities and Exchange Commission and the preparation of its audited financial statements. Included in these expenses are the costs of the KPMG LLP audit, the legal fees of Davis Polk & Wardwell and the costs of retaining Arthur Andersen LLP to assist with its internal audit function. Thomas & Betts anticipates that it will continue to incur significant legal and other expenses in connection with the ongoing litigation and investigations to which it is subject.

  •
  Negative Economic Conditions Which May Affect Performance

  Thomas & Betts does business in geographically diverse markets and pursues growth through global expansion. In fiscal year 2000, approximately 28% of Thomas & Betts' net sales were generated outside of the United States. The success of Thomas & Betts' business is directly linked to positive economic conditions in the countries where it sells its products. Material adverse changes in economic or industry conditions generally or in the specific markets served by Thomas & Betts could adversely affect the future results of the Corporation. Additionally, economic slowdown in the U.S. or economic slowdowns in Thomas & Betts' major foreign markets, including Western Europe and Canada, could reduce Thomas & Betts' overall revenues. Because these influences are not always foreseeable, there can be no assurance that the business will not be affected by these occurrences.

  •
  Adverse Regulatory, Environmental, Monetary or Other Governmental Policies Which May
    Affect Profitability

  Because Thomas & Betts conducts business globally, it is subject to governmental policies throughout the world. Unforeseen changes in these governmental policies may reduce its profitability. Namely, significant changes in monetary or fiscal policies in the U.S. and abroad could result in currency fluctuations—including fluctuations in the Canadian dollar, Euro and British pound—which, in turn, could adversely affect Thomas & Betts' revenues and cost of goods. Furthermore, significant changes in any number of governmental policies domestically and abroad could create trade restrictions, patent enforcement issues, adverse tax rate changes and changes to tax treatment of items such as tax credits, withholding taxes, transfer pricing and other income and expense recognition for tax purposes, including changes in taxation on income generated in Puerto Rico. These changes might limit Thomas & Betts' ability to sell its products in certain markets, and could negatively affect its business, operating results and financial condition.

  In addition, Thomas & Betts' operations are subject to international, federal, state and local laws and regulations governing environmental matters, including emissions to air, discharge to waters and the generation and handling of waste. Thomas & Betts is also subject to laws relating to occupation health and safety. The operation of manufacturing plants involves a high level of susceptibility in these areas, and there is no assurance that Thomas & Betts will not incur material costs or liabilities in the future. Moreover, expectations of remediation expenses could be affected by, and potentially significant expenditures could be required to comply with, evolving environmental regulations and policies and health and safety laws that may be adopted or imposed in the future. Projected remediation technology advances could adversely impact expectations of remediation expenses.

  •
  Rapid Expansion Through Acquisitions and Joint Ventures Which May Result in Integration
    Difficulties

  During the past few years, Thomas & Betts' expansion has been primarily through acquisitions and joint venture arrangements. As a result of its joint venture activities, Thomas & Betts could experience disagreements and changes in its relationship with its joint venture partners and changes in financial results from its joint ventures and other equity investments, including ventures in Taiwan, Japan, Belgium, Egypt and the U.S.

  Thomas & Betts has experienced rapid growth as a result of acquisitions, particularly in recent years. In the past three years, Thomas & Betts completed 12 acquisitions for consideration of approximately $340 million. These acquisitions enabled Thomas & Betts to increase its product offerings dramatically and to penetrate new markets. The rapid growth of the Corporation has placed a strain on its management and other resources. Although Thomas & Betts carefully analyzes and considers every acquisition decision, there can be no assurance that the Corporation will adequately anticipate all demands that growth will place on the Corporation or that Thomas & Betts will not experience unforeseen difficulties arising from the integration of acquired businesses with its operations. In addition, both past and future acquisitions raise the possibility of undiscovered liabilities arising from acquired businesses. Moreover, future acquisitions by Thomas & Betts could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect its operating results and financial condition.

  •
  Dispositions Which May Give Rise to Contingent Obligations

  On November 1, 2000, pursuant to the Purchase Agreement between Tyco Group S.a.r.l. (Tyco) and the Corporation, dated May 7, 2000, as amended, Tyco delivered to the Corporation its proposed calculation of the Statement of Closing Working Capital and Statement of Closing Long-term Tangible Assets for the Electronics OEM business (collectively, the "Tyco Statement Calculation"). Under the terms of the Purchase Agreement, the purchase price to the Corporation on the closing date could be adjusted if the Closing Working Capital or the Closing Long-term Tangible Assets, which will be amounts agreed to by Tyco and the Corporation, or as determined by an agreed-upon third party, are less than the Base Working Capital or the Base Long-term Tangible Assets, as defined in the Purchase Agreement (Base Working Capital and Base Long-term Tangible Assets collectively referred to herein as "Agreed Amounts"). The Tyco Statement Calculation delivered to the Corporation is substantially below the Agreed Amounts. As of December 31, 2000, Tyco held back $35 million of proceeds.

  Management has reviewed the Tyco Statement Calculation and by a submission to Tyco dated January 15, 2001 disputed substantially all of the differences between the Tyco Statement Calculation and the Corporation's records. The parties have not reached an agreement on the closing statements. Under the terms of the Purchase Agreement, the parties are to refer the dispute to binding arbitration before an accounting arbitrator of their mutual choosing. Tyco and the Corporation have discussed the procedural rules for the proceeding and agreed to seek information regarding a potential arbitrator. At this time, the Corporation is unable to predict whether the purchase price on the closing date will be adjusted and, if so, its ultimate effect, if any, on the financial position or results of operations of the Corporation. While management believes that the Tyco Statement Calculation is incorrect and intends to vigorously dispute it, the impact on the Corporation would be material in the event the Tyco Statement Calculation is determined to be correct or substantially correct.

  •
  Adequacy of Insurance

  Certain risks are inherent in the manufacturing of electrical components and the Corporation's insurance may not be adequate to cover all claims against us. The Corporation is exposed to risks inherent in the packaging and distribution of products. Although we maintain liability and errors and omissions liability insurance, management cannot assure you that the coverage limits under these insurance programs will be adequate to protect Thomas & Betts against future claims, or that the Corporation will maintain this insurance on acceptable terms in the future. In addition, the Corporation's executive risk insurance may not cover all claims against the Corporation, Mr. Moore and Mr. Jones, if any, in connection with the shareholder litigation discussed in "Item 3. Business—Legal Proceedings."

General Segment Information

    The Corporation classifies its products into business segments that are organized around the market channels through which it sells those products: Electrical and Communications. Some products and sales cannot be classified into those segments and are included in "All Other." About one-half of Thomas & Betts' products meet global specifications and are sold worldwide. Other products, primarily those sold in the Electrical channel, have region-specific standards and are sold mostly in North America or in other regions sharing North American electrical codes. For financial information regarding net sales, earnings (loss) from continuing operations and total assets by segment for the three years ended December 31, 2000 refer to Note 15 in the Notes to Consolidated Financial Statements set

forth herein and in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth herein.

Electrical Segment

    The Electrical segment's markets include industrial construction, renovation, maintenance and repair; commercial and residential construction and renovation; project construction; and industrial OEM, primarily in North America. Consolidated sales of the segment were $1.35 billion, $1.39 billion and $1.29 billion, or 76.8%, 74.1% and 72.8% of the Corporation's consolidated sales for 2000, 1999 and 1998, respectively.

    Thomas & Betts designs, manufactures and markets thousands of different electrical connectors, components and other products for electrical applications. The Corporation has a leading position in the market for many of those products. Products include fittings and accessories for electrical raceways; fastening products, such as plastic and metallic ties for bundling wire, and flexible tubing; connectors, such as compression and mechanical connectors for high-current power and grounding applications; indoor and outdoor switch and outlet boxes, covers and accessories; floor boxes; metal framing used as structural supports for conduits, cable tray, electrical enclosures; hazardous location lighting; circuit breakers, safety switches and meter centers; and other products, including insulation products, wire markers, and application tooling products. Products are sold under a variety of the Corporation's well-known brand names.

    Electrical products are sold through electrical and utility distributors, as well as retail outlets such as home centers and mass merchandisers. The Corporation has relationships with over 6,000 national, regional and independent distributors, retailers and buying groups with locations across North America. Thomas & Betts has strong relationships with its distributors as a result of the breadth and quality of its product line, innovative service programs, product innovation, competitive pricing and brand-name recognition among end users. Thomas & Betts' products are sold through a network of factory and independent sales representatives who work with distributors, end users and retail outlets to increase demand for its products. The Corporation has thousands of electrical customers.

    Because electrical standards vary by region, and historically the Corporation has emphasized North American standards, the majority of Electrical segment sales are currently realized in the U.S. and Canada. Thomas & Betts has the potential to increase its participation in markets outside of North America by developing or acquiring product lines that conform to other regional standards.

Communications Segment

    Thomas & Betts' Communications segment designs, manufactures and markets electromechanical components, subsystems and accessories used to construct, maintain and repair cable television (CATV) and telecommunications networks. Although the majority of the segment's sales are recorded in North America, the products are of an international standard and are also sold outside of North America. Total Communications segment sales were $178.4 million, $264.8 million and $260.9 million, or 10.2%, 14.1% and 14.7% of the Corporation's consolidated sales for 2000, 1999 and 1998, respectively.

    The Corporation's communications product offering includes: CATV drop hardware; radio frequency RF connectors; aerial, pole, pedestal and buried splice enclosures; connectors; encapsulation and sheath repair systems; and cable ties. Products are sold directly to CATV system operators and also through telecommunications and CATV distributors. Components are sold under a variety of the Corporation's brand names.

All Other

    The Corporation sells its other products and components, comprised of heating products and steel poles and towers, through distributors and directly to end users. All other sales were $228.8 million,

$220.1 million and $220.3 million, or 13.0%, 11.8% and 12.5% of the Corporation's consolidated sales for 2000, 1999 and 1998, respectively.

Heating Products

    The Corporation designs, manufactures and markets heating and ventilation products for commercial and industrial buildings. Products include gas, oil and electric unit heaters, gas-fired duct furnaces, indirect and direct gas-fired make-up air heaters, infrared heaters, and evaporative cooling and heat recovery products for the HVAC marketplace. Those products are sold primarily under the Reznor® brand name through HVAC, mechanical and refrigeration distributors in approximately 2,000 locations throughout North America and Europe.

Steel Transmission Poles and Towers

    The Corporation designs, manufactures and markets transmission and distribution poles and towers for North American power and telecommunications companies and for export. Those products are primarily sold to five types of end users: investor-owned utilities; cooperatives, which purchase power from utilities and manage its distribution to end users; municipal utilities; cable television operating companies; and telephone companies. The Corporation's products include tubular steel transmission and distribution poles and lattice steel transmission towers. The Corporation manufactures and sells its transmission towers and its transmission and distribution poles under the Lehigh™, Meyer™ and Thomas & Betts® brand names.

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

    Thomas & Betts' products have historically enjoyed a reputation for quality in the markets in which they are sold. To ensure quality, all of Thomas & Betts' facilities embrace quality programs, and approximately 70% of all facilities owned as of December 31, 2000 meet ISO 9000, 9001, 9002 or QS 9000 standards. The Corporation has implemented quality control processes in its design, manufacturing, delivery and other operations in order to further improve product quality and the service level to customers.

Raw Materials

    Thomas & Betts purchases a wide variety of raw materials for the manufacture of its products, including metals, commodities and materials such as steel, aluminum, zinc, copper, resins and rubber compounds. The Corporation's sources of raw materials and component parts are well established and are sufficiently numerous to avoid serious interruption of production in the event that certain suppliers are unable to provide raw materials and component parts.

Research and Development

    Thomas & Betts has research, development and engineering capabilities in each business unit and maintains regional facilities to respond to the specific needs of local markets. The Corporation has a reputation for innovation and value based upon its ability to develop products that meet the needs of the marketplace.

    The Corporation invests significant resources in its research and development activities. Research, development and engineering expenditures invested into new and improved products and processes were $23.0 million, $26.4 million and $29.3 million, or 1.3%, 1.4% and 1.7% of sales for 2000, 1999 and 1998, respectively. Management expects to increase investment for new product development in 2001. The Corporation plans to strengthen its research and development team by adding engineers and recreating a culture where engineers and product managers work together and partner with the end-user customers to develop high-quality products that lower the installed cost of Thomas & Betts products for the end user.

Patents and Trademarks

    Thomas & Betts owns approximately 1,500 active patent registrations and applications worldwide. The Corporation has over 1,400 active trademarks worldwide, including: Thomas & Betts, T&B, American Electric Lighting, Anchor, Blackburn, Bowers, Canstrut, Catamount, Center Lok, Color-Keyed, Commander, Diamond, E.K. Campbell, Eklips, Elastimold, Electroline, Emergi-Lite, Epitome, Ever-Lok, E-Z-Code, Furse, Hazlux, Holmberg, Kindorf, Klik-It, Kold-N-Klose, LRC, Marr, Marrette, Max-Gard, Meyer, Microlectric, Nevada Western, Ocal, Powerlite, Red Dot, Reznor, RussellStoll, Sachs, Shamrock, Signature Service, Site Light, Snap-N-Seal, Sta-Kon, Star Teck, Steel City, Superstrut, Taylor, Termaster, Ty-Fast, Ty-Rap, Union and Zinsco.

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

Competition

    Thomas & Betts' continuing ability to meet customer needs by enhancing existing products and developing and manufacturing new products is critical to Thomas & Betts' prominence in the electrical and communications industries. Thomas & Betts encounters competition in all areas of its business, and the methods and levels of competition vary among its markets. While no single company competes with Thomas & Betts in all of its product lines, various companies compete with Thomas & Betts in one or more product lines. Some of these competitors have substantially greater sales and assets than Thomas & Betts. As Thomas & Betts works to improve its product offerings, these companies also will continue to improve their products and will likely develop new offerings with competitive price and performance characteristics. Although Thomas & Betts believes that it has specific technological and other advantages over its competitors, because of the intensity of the competition in the product areas and geographic markets that it serves, Thomas & Betts could experience increased downward pressure on the selling prices for Thomas & Betts' products. The activities of Thomas & Betts' competitors designed to enhance their own product offerings, coupled with any unforeseeable changes in customer demand for various products of Thomas & Betts, could affect Thomas & Betts' overall product mix, margins, plant utilization levels and asset valuations.

    We believe that continued consolidation of the industry will further increase competitive pressures in the industry. As competition increases in the markets in which we operate, a significant increase in general pricing pressures could occur which would require us to increase our sales volume and to sell higher margin products and services in order to remain competitive.

Employees

    As of December 31, 2000, the Corporation and its subsidiaries had approximately 14,000 full-time employees worldwide. Employees of the Corporation's international subsidiaries in the aggregate comprise approximately 55% of all employees. Of the total number of employees, approximately 30% are represented by trade unions. The Corporation believes its relationships with its employees are excellent.

Compliance with Environmental Regulations

    The Corporation is subject to federal, state and local environmental laws and regulations which govern the discharge of pollutants into the air, soil and water, as well as the handling and disposal of solid and hazardous wastes. Thomas & Betts believes that it is currently in substantial compliance with all applicable environmental laws and regulations and that the costs of maintaining or coming into compliance with such environmental laws and regulations will not be material to the Corporation's financial position or results of operations. See "Item 3—Legal Proceedings" and Note 17 in the Notes to Consolidated Financial Statements.

Financial Information About Foreign and U.S. Operations

    For information concerning financial results for foreign and U.S. operations for the three years ended December 31, 2000, refer to Note 16 of Notes to Consolidated Financial Statements contained herein. Export sales originating in the U.S. were $56.6 million, $55.2 million and $39.8 million for 2000, 1999 and 1998, respectively.

Item 2.  PROPERTIES

    The Corporation has approximately 180 plant, office, distribution, storage and warehouse facilities, occupying approximately 8,971,000 sq. ft. in 27 states, the Commonwealth of Puerto Rico and approximately 20 other countries. This space is composed of approximately 6,186,000 sq. ft. of manufacturing space, 2,363,000 sq. ft. of office, distribution, storage and warehouse space and 422,000 sq. ft. of idle space.

    The Corporation's manufacturing locations by segment as of December 31, 2000 were:

			Approximate Area in Sq. Ft.
		No. of Facilities
Segment	Location		Leased	Owned
Electrical
	Alabama	1	126,000	—
	Arkansas	1	246,000	—
	California	1	213,000	—
	Florida	1	—	65,000
	Georgia	3	222,000	157,818
	Hungary	1	81,914	—
	Massachusetts	3	16,200	262,000
	Mississippi	1	—	236,648
	New Jersey	1	—	134,000
	New Mexico	2	25,025	100,000
	Ohio	2	6,000	110,000
	Pennsylvania	1	20,020	—
	Puerto Rico	5	115,447	28,200
	South Carolina	1	—	84,600
	Spain	1	—	9,146
	Tennessee	2	—	457,000
	Texas	1	35,805	—

	Australia	6	32,197	28,729
	Canada	12	123,115	687,254
	France	3	25,189	—
	Germany	2	27,976	—
	Mexico	15	966,597	—
	Netherlands	3	8,608	53,800
	UK	8	34,700	137,230
Communications
	New York	1	—	268,000
	Mexico	1	137,988	—
All other
	Pennsylvania	1	—	227,050
	South Carolina	1	—	105,000
	Texas	1	—	136,172
	Wisconsin	1	—	171,206
	Belgium	1	139,932	—
	Mexico	3	123,293	—

    In addition to the aforementioned manufacturing facilities, the Corporation owns three central distribution centers which are located in Belgium (141,792 sq. ft.), Canada (260,000 sq. ft.) and Byhalia, Mississippi (960,000 sq. ft.) and leases a fourth central distribution center in Sparks, Nevada (283,037 sq. ft.). The Corporation also has principal sales offices, warehouses and storage facilities located in approximately 718,000 sq. ft. of space, most of which is leased. Included in this total is approximately 214,000 sq. ft. of space in Memphis, Tennessee, for the Corporation's corporate headquarters.

    The Corporation has approximately 422,000 sq. ft. of idle manufacturing and office space in Kansas, Pennsylvania, New Jersey, Florida, Minnesota, Missouri, Massachusetts, France and the U.K., not included in the above table.

    As of December 31, 2000, the following plants were operating at capacities significantly below historical levels. These plants are expected to continue operating at low capacities during the first half of 2001, adversely impacting the Corporation's results of operations for such period.

			Approximate Area in Sq. Ft.
		No. of Facilities
Segment	Location		Leased	Owned
Electrical	Arkansas	1	246,000	—
	California	1	213,000	—
	Georgia	1	180,000	—
	Massachusetts	1	—	116,000
	Mexico	2	218,463	—
	Mississippi	1	—	236,648
	Puerto Rico	5	115,447	28,200
	Tennessee	2	—	457,000

Item 3.  LEGAL PROCEEDINGS

Shareholder Litigation

    On February 16, 2000, certain shareholders of the Corporation filed a purported class-action suit in the United States District Court for the Western District of Tennessee against the Corporation,

Clyde R. Moore and Fred R. Jones. The complaint alleges fraud and violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The plaintiffs allege that purchasers of the Corporation's common stock between April 28, 1999, and December 14, 1999, were damaged when the market value of the stock dropped by nearly 29 percent on December 15, 1999. The plaintiffs allege generally that the defendants artificially inflated the market value of the Corporation's common stock by a series of misleading statements or by failing to disclose certain adverse information. An unspecified amount of damages is sought. On July 12, 2000, the Corporation filed a Motion to Dismiss the suit, together with a memorandum of law in support of the motion to dismiss. After the motion was fully briefed, but before argument, plaintiffs requested and were granted leave to file an amended pleading adding claims based on the Corporation's announcement of additional accounting charges on August 21, 2000. A further amended complaint was subsequently filed expanding the alleged plaintiff class to include all purchasers of the Corporation's securities from April 28, 1999 to August 21, 2000.

    On August 28, 2000, a shareholder filed a purported class-action suit in the United States District Court for the Western District of Tennessee against the Corporation, Clyde R. Moore, T. Kevin Dunnigan, Fred R. Jones and John P. Murphy. The complaint alleges fraud and violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The plaintiffs allege that purchasers of the Corporation's common stock between February 15, 2000 and August 21, 2000 were damaged when the market value of the stock dropped by nearly 26% on June 20, 2000, and fell another 8% on August 22, 2000. The plaintiffs allege generally that the defendants artificially inflated the market value of the Corporation's common stock by a series of materially false and misleading statements or by failing to disclose certain adverse information. An unspecified amount of damages is sought. Three additional complaints alleging essentially identical claims were subsequently filed against the same defendants in the same court by plaintiffs represented by the same counsel who filed the August 28 action.

    On December 12, 2000, the Court issued an order consolidating all of the above actions into a single action, and appointing lead plaintiffs and lead counsel. The plaintiffs filed a consolidated complaint on January 25, 2001. The consolidated complaint essentially repeats the allegations in the earlier complaints described above but does not name T. Kevin Dunnigan or John P. Murphy; Clyde R. Moore and Fred R. Jones are now the only individual defendants.

    The Corporation intends to contest the litigation vigorously and filed a renewed motion to dismiss on March 12, 2001. At this early stage of litigation, the Corporation is unable to predict the outcome of this litigation and its ultimate effect, if any, on the financial condition of the Corporation. However, management believes that there are meritorious defenses to the claims. Mr. Moore and Mr. Jones may be entitled to indemnification by the Corporation.

Tyco Dispute

    On November 1, 2000, pursuant to the Purchase Agreement between Tyco Group S.a.r.l. (Tyco) and the Corporation, dated May 7, 2000, as amended, Tyco delivered to the Corporation its proposed calculation of the Statement of Closing Working Capital and Statement of Closing Long-term Tangible Assets for the Electronics OEM business (collectively, the "Tyco Statement Calculation"). Under the terms of the Purchase Agreement, the purchase price to the Corporation on the closing date could be adjusted if the Closing Working Capital or the Closing Long-term Tangible Assets, which will be amounts agreed to by Tyco and the Corporation, or as determined by an agreed upon third party, are less than the Base Working Capital or the Base Long-term Tangible Assets, as defined in the Purchase Agreement (Base Working Capital and Base Long-term Tangible Assets collectively referred to herein as "Agreed Amounts"). The Tyco Statement Calculation delivered to the Corporation is substantially below the Agreed Amounts. As of December 31, 2000, Tyco held back $35 million of proceeds.

    Management has reviewed the Tyco Statement Calculation and by a submission to Tyco dated January 15, 2001 disputed substantially all of the differences between the Tyco Statement Calculation and the Corporation's records. The parties have not reached an agreement on the closing statements. Under the terms of the Purchase Agreement, the parties are to refer the dispute to binding arbitration before an accounting arbitrator of their mutual choosing. Tyco and the Corporation have discussed the procedural rules for the proceeding and agreed to seek information regarding a potential arbitrator. At this time, the Corporation is unable to predict whether the purchase price on the closing date will be adjusted and, if so, its ultimate effect, if any, on the financial position or results of operations of the Corporation. While management believes that the Tyco Statement Calculation is incorrect and intends to vigorously dispute it, the impact on the Corporation would be material in the event the Tyco Statement Calculation is determined to be correct or substantially correct.

SEC Investigation

    Soon after issuing the August 21, 2000 press release announcing substantial charges in the second fiscal quarter of 2000, the Corporation received an informal request for information regarding the basis of the charges from the staff of the Securities and Exchange Commission (the "Commission") Enforcement Division. In response, the Corporation collected and produced the bulk of the documents requested and various former and current employees were interviewed telephonically by the Commission's staff.

    On January 4, 2001, the Commission issued a Formal Order of Investigation and subsequently has required the production of additional documents, conducted interviews and taken the testimony of current and former employees. Management is unable to express any opinion regarding the future course of this investigation; however, the Corporation intends to fully cooperate with the Commission during this process.

Other Legal Matters

    The Corporation is also involved in legal proceedings and litigation arising in the ordinary course of business. In those cases where the Corporation is the defendant, plaintiffs may seek to recover large and sometimes unspecified amounts, and some matters may remain unresolved for several years. The Corporation has provided for losses to the extent probable and estimable, and additional losses, even though not anticipated, could be material with respect to financial position or results of operations in any given period.

Environmental

    Owners and operators of sites containing hazardous substances, as well as generators of hazardous substances, are subject to broad and retroactive liability for investigatory and cleanup costs and damages arising out of past disposal activities. Such liability in many cases may be imposed regardless of fault or the legality of the original disposal activity. The Corporation has received notifications from the United States Environmental Protection Agency ("EPA") or similar state environmental regulatory agencies or private parties that the Corporation, in many instances along with others, may currently be potentially responsible for the remediation of sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (the "Superfund Act"), similar federal and state environmental statutes, or common law theories.

    The Corporation is the owner or operator, or former owner, of various manufacturing locations currently being evaluated by the Corporation for the presence of contamination that may require remediation. These sites include closed facilities in Alabama (Anniston); Georgia (Decatur County); Indiana (Medora); Massachusetts (Attleboro, Canton); New Hampshire (New Milford); New Jersey (Elizabeth, Hackettstown, Tenafly); New York (Horseheads); Ohio (Barnsville); Oklahoma (Tulsa); and Pennsylvania (Perkasie, Pittsburgh). The sites further include active manufacturing locations in New Mexico (Albuquerque); South Carolina (Lancaster); and Wisconsin (Hager City).

    Five of these current and former manufacturing locations relate to activities of American Electric for the period prior to the acquisition of American Electric by the Corporation. These five sites include Decatur County, Georgia; Hager City, Wisconsin; Lancaster, South Carolina; Medora, Indiana; and Pittsburgh, Pennsylvania. Each of these sites except one (Pittsburgh) is subject to an Asset Purchase Agreement dated June 28, 1985 between American Electric and ITT Corporation ("ITT"). ITT and the Corporation have shared responsibilities and costs at the four outstanding sites subject to this agreement. For certain of the sites covered by this agreement, ITT agreed to indemnify American Electric for environmental liabilities, if any, that occurred prior to the purchase of the facilities by American Electric.

    With respect to the Anniston, Alabama, former facility, the Corporation transferred ownership and environmental liabilities to Marine Learning Institute ("MLI"). MLI indemnified the Corporation for environmental liabilities, if any, for this site.

    The Corporation believes that the indemnities of ITT and MLI are reliable; however, there can be no assurances that such indemnities will be honored.

    In addition to current or former manufacturing locations, the Corporation has received notifications from the EPA, similar state environmental regulatory agencies or private parties that the Corporation, along with others, may currently be potentially responsible for its share of the costs relating to investigation and remediation of seventeen sites pursuant to the Superfund Act or similar state environmental enactments.

    In December 1996, the Corporation acquired Augat Inc. Pursuant to the various environmental laws and regulations described above, Augat has evaluated or remediated, and may have liability associated with contamination at a number of sites. Pursuant to a Purchase Agreement between the Corporation and Tyco, the Corporation agreed to retain environmental liability, if any, for former Augat manufacturing locations in Alabama (Montgomery Plants 1 & 3); Massachusetts (Mashpee); and Texas (Lewisville); and for four offsite alleged disposal locations, in Massachusetts (The Ledge, Dartmouth and Re-Solve); and Texas (Chemical Recycling).

    In July 1997, the Corporation acquired Diamond Communications, Inc. Pursuant to the various environmental laws and regulations described above, Diamond has evaluated and remediated contamination associated with its Garwood, New Jersey, facility. The Corporation received a No Further Action letter from the responsible state agency and is required to monitor this site.

    In November 1998, the Corporation acquired Kaufel Group, Ltd. Pursuant to the various environmental laws and regulations described above, the Corporation is evaluating, and may have liability associated with contamination at two facilities owned and operated by Kaufel in Dorval, Quebec.

    In January 1999, the Corporation acquired Ocal, Inc. Pursuant to the various environmental laws and regulations described above, Ocal is evaluating, and may have liability associated with contamination at one facility currently operated by Ocal in Mobile, Alabama.

    In September 1999, the Corporation acquired L.E. Mason Co. Pursuant to the various environmental laws and regulations described above, L.E. Mason is evaluating, and may have liability associated with, contamination at one facility currently operated by L.E. Mason in Boston, Massachusetts.

    The Corporation has provided for liabilities to the extent probable and estimable, but the Corporation is not able to predict the extent of its ultimate liability with respect to all of its pending or future environmental matters. However, the Corporation does not believe that any additional liability with respect to the aforementioned environmental matters will be material to its financial position or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

Executive Officers of the Registrant

    Information regarding executive officers of the Corporation is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

Name	Position	Age	Date Assumed Present Position
T. Kevin Dunnigan	Chairman, President and Chief Executive Officer	63	October 2000
John P. Murphy	Senior Vice President and Chief Financial Officer	54	March 2000
Dominic J. Pileggi	Senior Vice President and Group President—Electrical	49	October 2000
Kenneth W. Fluke	Vice President—Controller	41	September 2000
Jerry Kronenberg	Vice President—General Counsel and Secretary	66	May 1998
Connie C. Muscarella	Vice President—Human Resources and Administration	46	March 2000

    Mr. Dunnigan was President (1974 to 1976) of The Thomas & Betts Co. Division of Thomas & Betts Corporation, Vice President—T&B/Thomas & Betts (1976 to 1978), Executive Vice President—Electrical (1978 to 1980), Chief Operating Officer (1980 to 1985), President (1980 to 1994), Chief Executive Officer (1985 to 1997), Chairman of the Board (1992 to May 2000) and Chairman and Chief Executive Officer (August to October 2000).

    Mr. Murphy was Vice President and Chief Financial Officer of Goulds Pumps, Inc. (1993 to 1997) and Senior Vice President and Chief Financial Officer of Johns Manville Corporation (1997 to 2000).

    Mr. Pileggi held various positions with the Corporation (1979 to 1983) before becoming elected Vice President—General Manager of the Electronics division (1983 to 1986), Vice President, Electronics Marketing Division (1986 to 1988), President—Electronics division (1988 to 1994) and President—Electrical Components Division (1994 to 1995) of the Corporation. Mr. Pileggi was President and Chief Executive Officer (1995 to 1996) of Casco Molded Plastics, Inc., President and Chief Executive Officer (1996 to 1998) of Jordan Telecommunications Products, Executive Vice President (1998 to 2000) and President—EMS Division (2000) of Viasystems Group, Inc.

    Mr. Fluke held various finance and managerial positions with The Goodyear Tire and Rubber Company beginning in 1982, including General Manager, Finance—South Pacific Tyres and Controller North American Tires Division.

    Mr. Kronenberg was Chairman of the Labor and Employee Relations Committee of the law firm of McBride, Baker & Coles (1990 to 1994) and Vice President—General Counsel of the Corporation (1994 to 1998).

    Ms. Muscarella was Vice President—Human Resources of SKW Bio-Systems, Inc. (1990 to 1998) and Vice President—Human Resources of the Corporation (1998 to 2000).

    Executive officers are elected by, and serve at the discretion of, the Board of Directors for a term of one year. The current terms expire May 2, 2001. There is no arrangement or understanding between any officer and any person, other than a director or executive officer of the Corporation acting in his or her official capacity, pursuant to which any officer was selected. There is no family relationship between any executive officer and any other officer or director of the Corporation. There has been no event involving any executive officer of the Corporation under any bankruptcy act, criminal proceeding, judgment or injunction during the past five years.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The Corporation's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol TNB. The following table sets forth by quarter for the last two years the high and low sales prices of the Corporation's Common Stock on the NYSE Composite tape as reported by the Dow Jones News Retrieval Service, and the dividends declared by the Board of Directors of the Corporation on its Common Stock.

	2000		1999
First Quarter
Market price high	$34	3/8	$48	7/8
Market price low	$20	11/16	$37	5/16
Dividends declared	$0.28		$0.28
Second Quarter
Market price high	$30	7/8	$48	1/8
Market price low	$17	5/8	$37	5/8
Dividends declared	$0.28		$0.28
Third Quarter
Market price high	$22	2/8	$53	7/16
Market price low	$16	5/8	$41	7/8
Dividends declared	$0.28		$0.28
Fourth Quarter
Market price high	$17	11/16	$51	9/16
Market price low	$13	1/16	$28
Dividends declared	$0.28		$0.28

    At March 12, 2001, the Corporation had 3,924 shareholders of record.

Item 6.  SELECTED FINANCIAL DATA

(In millions, except per share data)	2000	1999(b)	1998(b)	1997(b)	1996(b)
Net sales from continuing operations (a)	$1,756.1	$1,873.7	$1,769.0	$1,711.3	$1,549.9
Net earnings (loss) from continuing operations	$(193.4)	$97.6	$58.9	$111.9	$91.0
Long-term debt including current maturities	$676.0	$924.1	$798.1	$494.7	$646.1
Total assets	$2,087.8	$2,468.2	$2,376.9	$1,994.6	$2,082.0
Per share earnings (loss) from continuing operations:
Basic	$(3.33)	$1.69	$1.04	$1.99	$1.67
Diluted	$(3.33)	$1.69	$1.03	$1.98	$1.65
Cash dividends declared per share	$1.12	$1.12	$1.12	$1.12	$1.12

(a)
During 2000, the Corporation began reporting expenses for transportation of products to customers and between its facilities as a component of cost of sales as a result of the adoption of EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." These transportation costs had previously been reported as a reduction of net sales. Prior periods have been reclassified to conform to the 2000 presentation. These reclassifications had no effect on earnings or (loss) in any period.

(b)
All prior years have been restated for the effects of the divestiture of the Electronics OEM business, which has been reported separately as discontinued operations, and for the effects of the restatement of the Consolidated Financial Statements described herein. See Note 3 in the Notes to Consolidated Financial Statements.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Management's Discussion and Analysis of Results of Operations for the years ended December 31, 2000 and January 2, 2000 presented below reflects certain restatements to the Corporation's previously reported results of operations for these periods. See "—Restatement of Consolidated Financial Statements" and Note 3 of the Notes to Consolidated Financial Statements for a discussion of these restatements.

Recent History

    Over the past few years, Thomas & Betts pursued various strategies and undertook a number of initiatives designed to drive growth. These strategies and activities delivered short-term results, but ultimately created serious performance issues. The Corporation is currently undergoing a major transition in the way it manages and operates its businesses in order to correct these issues and return its performance to acceptable levels on a sustainable basis.

    The Corporation's two key strategies were: broadening its product portfolio through acquisitions and improving margins by moving manufacturing to lower-cost areas. Over five years, the Corporation completed 29 acquisitions or mergers (some of which proved to be non-strategic) and moved a large number of product lines or facilities to alternative locations, with more than half going to low-cost areas such as Mexico and Hungary. Some of these acquisition and manufacturing activities led Thomas & Betts to record multiple restructuring charges over the past five years.

    The management structure of the Corporation also negatively impacted the results of its activities. Beginning in 1997 and continuing through August 2000, Thomas & Betts managed its businesses along three axes (market, product and geographic) with functional responsibilities, such as legal, operations, finance and human resources, centralized. This matrix structure was inherently complex with overlapping responsibilities between functional and operational managers. This situation greatly diminished accountability and adversely impacted the Corporation's ability to execute effectively.

    As part of a plan to use technology strategically to manage its businesses, Thomas & Betts began to convert its global financial and order processing information systems beginning in 1997. The Corporation also committed significant resources to position itself to be a leader in the then-emerging business-to-business (B2B) e-commerce market. The majority of these conversions were completed by December 1999, although certain systems continue to be refined.

    Thomas & Betts encountered problems with the implementation of certain of these systems. Notably, difficulties experienced in the start-up of the Corporation's new global order processing system (TOPS) in November 1999 resulted in severe disruption to the Corporation's business, including shipping errors and delays, invoicing errors, order cancellations, unusual freight expediting and the redirection of significant resources to solve the related technology and business issues.

    The combination of the Corporation's acquisition, manufacturing and B2B e-commerce strategies, along with its matrix management structure and the magnitude, timing and execution of the systems conversions, significantly strained the Corporation's management resources, hampered effectiveness, and diverted attention away from the day-to-day operations of the business. This resulted in a serious deterioration in the quality of Thomas & Betts' market performance, customer relations, service, products, and research and development. In addition, Thomas & Betts' strategy in B2B e-commerce proved unachievable given the dynamics of the electrical industry. In August 2000, the senior management positions associated with this initiative were eliminated and other associated resources were redirected.

    To address the Corporation's poor performance, the Corporation's Board of Directors initiated several key management changes. In March 2000, Thomas & Betts hired John P. Murphy as chief financial officer and, in August 2000, T. Kevin Dunnigan was elected chairman and chief executive officer. Dunnigan was previously the Corporation's chairman and chief executive officer and had spent 35 years with Thomas & Betts before retiring from active management in 1997.

    A detailed study of the key components of working capital was undertaken by the new financial management team with the intent to improve performance in the areas of accounts receivable and inventory management. This effort led to the discovery of issues with the Corporation's accounting and operational practices and the conclusion that significant additional provisions and write-downs were required in the aforementioned, and in other areas. Further description of these management reviews is contained below under "Review of Processes, Controls and Systems."

    As a result of the reviews of processes, controls and systems, management recognized that deficiencies existed in a number of the Corporation's processes related to accounts receivable. Accordingly, in September 2000, Thomas & Betts retained a nationally recognized firm to assist in eliminating its excessive accounts receivable backlog and to manage its claims and collections function. Concurrently, management has been working to eliminate the underlying technical and business problems that contributed to a high number of customer payment deductions and hampered the effectiveness of the Corporation's accounts receivable collections effort.

    Thomas & Betts has made good progress in correcting technical systems issues that adversely impacted its pricing and invoicing systems in previous periods. As a result, the Corporation has experienced a decline in the number of deductions taken by its customers in recent months. Management believes that, overall, the accounts receivable situation has been stabilized and is showing improvement.

    The Corporation's review of processes also led to substantial charges to write-down inventory and revealed deficiencies in its inventory management and control processes. Using a combination of internal resources and third-party consultants, Thomas & Betts undertook a thorough review of global inventory management and control processes. This review is progressing on schedule and will be completed early in the second quarter of 2001. Management believes that it has made substantial progress toward the elimination of the Corporation's inventory control issues.

    In a similar manner, Thomas & Betts has now initiated a cross-functional, cross-divisional project to assess and further improve key processes that drive the Corporation's relationship with its customers. The processes being reviewed include pricing, quotations, order entry, ship-from-stock-and-debit, returned goods and claims processing. The lack of comprehensive policies and inadequate procedures in these areas led, over a period of time, to a high number of customer payment deductions. Thomas & Betts expects to further strengthen its core processes and controls in the areas listed above by late 2001. This effort is expected to further improve the Corporation's overall operational, accounts receivable and customer service performance.

    The new management team intends to operate Thomas & Betts as a tightly managed, decentralized organization with minimal corporate overhead. Accordingly, in August 2000, the Corporation eliminated the matrix organizational structure referenced above and replaced it with a fully integrated, market-driven, divisional structure. In the new structure, each business president is responsible, and accountable, for all manufacturing, engineering, marketing, business development and associated support activities for his or her business. Business unit managers are also responsible for managing working capital, with the support and guidance of corporate resources.

    To support the effectiveness of these changes, the Corporation's Management Incentive Program has been significantly revised for 2001. Further improving working capital is now a key performance metric for the incentive compensation program and accounts for approximately 50% of the target goal.

    Effectively implementing an organizational change of this magnitude involves many individuals and processes. Although the Corporation is well under way in this effort, it expects to continue to refine its management structure and strengthen the quality of its leadership team as business and financial processes are changed to improve operating efficiency. Enhancing the training, quality and succession planning of management at all levels of the Corporation will continue to be a key focus of Thomas & Betts.

    Thomas & Betts has also taken action to address the unsatisfactory management and performance of its largest business, electrical products sold through distributors. In October 2000, Dominic J. Pileggi, a former Thomas & Betts executive who had left the Corporation in 1995, was hired to lead the electrical business. Over the past three months, Mr. Pileggi has reorganized and strengthened the leadership and internal processes of this business.

    Specifically, the product management and sales organizations of the electrical business' commercial and industrial product groups have been fully combined, eliminating managerial redundancies and affording the opportunity to reduce the number of sales offices by over 50%. As a result, the sales and sales support staff has been significantly reduced.

    Management has also revised the electrical business' sales compensation program, effective January 2001, to include both revenue growth and product mix. Previously, the electrical business' sales compensation program was based entirely on sales volume. The business is also rationalizing its use of outside sales agencies to ensure an appropriate balance between direct sales and agency representatives in each geographic region, with a focus on "pull through" rather than "push-through" selling techniques.

    In addition to realigning the sales organization, the Corporation's electrical business is redirecting the product management function back to managing the full complement of brand management activities (i.e. pricing, sales, manufacturing and new product development). Thomas & Betts has many well-known, leading brands in its product portfolio. Over the past few years, however, product managers primarily focused on reducing product costs rather than strengthening these brands with the end-users of its products: electricians, contractors and MRO (maintenance, repair and operations) accounts. Late in the first quarter of 2001, new management—with significant industry and functional experience—joined Thomas & Betts to lead the electrical business' product management effort.

    The Corporation is also rebuilding its engineering capabilities and expanding its focus on developing new products that lower the cost of installation for its end-user customers. The electrical business expects to steadily increase research and development (R&D) spending to levels in line with industry standards and to increase the percent of sales generated by new products over the next few years. Savings achieved through improvements in operating efficiencies are expected to be partially offset by the increase in R&D spending.

    Thomas & Betts' electrical business operates in highly competitive markets. The Corporation stocks approximately 30,000 products and has relationships with more than 6,000 electrical and utility distributors, retail outlets and mass merchandisers. Like many of its industry peers, the Corporation uses a variety of promotional programs, including volume-incentive discount programs, to compete effectively. In addition to these broad-scale, price-based promotional programs, the electrical sales personnel had the authority to offer price concessions on a per-product, per-customer basis for the past several years. Ultimately, the combination of these factors lead to an unmanageable degree of pricing complexity, which inevitably gave rise to the many customer invoice disputes as discussed earlier.

    Thomas & Betts is now in the process of comprehensively revising and simplifying its policies and procedures related to pricing. The authority to set prices has been re-established as a fundamental responsibility of the product management function and sales personnel no longer have the authority to modify prices or give concessions. Customer incentive programs have been simplified and controls are being enhanced to ensure compliance with the Corporation's new pricing directives.

    Previously, the electrical business regularly used quarterly promotions based on deep price discounts and favorable terms as a key tactic. These tactics compromised the Corporation's ability to estimate market demand for key products. Thomas & Betts has discontinued its use of this type of promotional program. Marketing resources have now been redirected to enhance the electrical business' ability to accurately forecast demand for its products.

    Over time, the discounting programs discussed above led to an excessive amount of inventory in the Corporation's key distribution channel (electrical distributors), dampening demand and putting pressure on industry-wide pricing. Compounding the inventory problem for the Corporation, was its matrix management structure, which did not efficiently match production with demand, creating excess inventory within the Corporation's facilities.

    In the third and fourth quarters of 2000, the Corporation took back a high level of physical product returns related to the Corporation's former quarterly promotional programs, further contributing to its high inventory levels. To compensate, Thomas & Betts has, and continues to, rationalize production at some of its manufacturing facilities. As a result, the Corporation is experiencing higher-than-normal unabsorbed fixed costs and unfavorable manufacturing variances, a situation that is expected to continue until appropriate inventory levels are restored.

    Across all of its businesses, Thomas & Betts is focused on reducing expenses, with a corporate goal of reducing selling, general and administrative expenses to less than 20% of sales by the end of 2002.

    Each of the Corporation's businesses has outlined, and begun implementing, initiatives to lower manufacturing costs. In certain cases, production is being consolidated. This effort, coupled with the Corporation's decision to discontinue several product lines that were not achieving acceptable returns, necessitated shutting down certain manufacturing lines.

    Unusually high freight and distribution costs have also adversely affected Thomas & Betts' performance. Management has taken significant initial steps to reduce freight costs, including consolidating customer shipments and revising freight policies incorporated in promotional programs such as its Signature ServiceSM preferred customer program. Thomas & Betts expects to see gradual improvement in freight performance beginning in the second half of 2001.

    Thomas & Betts believes that it has identified, and made substantial progress in addressing, the majority of the issues that have adversely impacted its performance over the past several years. The Corporation's shift to a divisional management structure and its focus on strengthening the quality of the management team have contributed significantly to the development of a comprehensive long-term plan to restore Thomas & Betts to a profitable and strategically focused leadership position in its markets. The Corporation will continue to execute against this plan throughout the remainder of 2001 and into 2002.

New Management Team

    During 2000, the Corporation experienced significant management changes. In August 2000, T. Kevin Dunnigan was elected Chairman and Chief Executive Officer by the Board of Directors. Mr. Dunnigan had previously served as the Corporation's Chairman from 1992 to May 2000 and as the Corporation's Chief Executive Officer from 1985 to 1997. The Corporation elected John P. Murphy as Senior Vice President and Chief Financial Officer and Connie C. Muscarella as Vice President—Human Resources and Administration in March 2000, Kenneth W. Fluke as Vice President—Controller in September 2000 and Dominic J. Pileggi as Senior Vice President and Group President—Electrical in October 2000. The Corporation also appointed Mark A. Bender as Director of Audit Services in January 2001.

Review of Processes, Controls and Systems

    During 2000 the Corporation's new management team began a comprehensive review of processes, controls and systems in order to ensure their adequacy and, when appropriate, began implementing improvements.

    Staffing improvements were identified as being required and the corporate accounting group was strengthened as was the divisional controllership group and internal audit. The process of strengthening the accounting staff throughout the organization will continue throughout the coming year.

    The Corporation has simplified its management reporting in conjunction with the elimination of its previous matrix-based management structure. The matrix structure involved extensive financial allocations to support desired management reporting and contributed to confusion as to certain business and accounting responsibilities. Management expects the new divisional-based structure to enhance visibility and accountability.

    Early in this review, the accounts receivable function was identified as being in need of significant improvement. Accordingly, the Corporation retained a nationally recognized firm to manage its claims and collections functions at least until such time as the backlog of claims is eliminated and management has established appropriate internal processes to ensure the Corporation can remain current in managing its collections efforts. The Corporation has also made progress in correcting technical systems issues that adversely impacted its pricing and invoicing systems during the fourth quarter of 1999 and the first half of 2000. These systems problems were responsible, in part, for the large number of payment deductions made by customers and associated problems that hampered the Corporation's accounts receivable collection efforts.

    The Corporation began a program to analyze and correct deficiencies in its inventory management and control processes. Using a combination of internal resources and third-party consultants, the Corporation completed a thorough review of inventory controls and processes. The Corporation is now refining and implementing new control procedures over inventory accounting. Management currently expects to have the new inventory procedures in place near the beginning of the second quarter of 2001.

    The Corporation began a program in the first quarter of 2001 to analyze its revenue cycle (pricing quotations, order entry, ship-from-stock-and debit, returned goods, and claims processing) processes. Using a combination of internal resources and third-party consultants, the Corporation expects to complete its review and begin to implement any enhancements necessary by late 2001.

    The Corporation is reviewing its existing capital appropriations management processes to enhance controls associated with authorization and procurement. Management began implementing enhancements during the first quarter of 2001.

    The Corporation has eliminated previous promotional programs based on steep price discounting and is in the process of comprehensively revising and simplifying its pricing policies. As part of this change, field sales personnel no longer have the authority to set prices or offer price concessions. The Corporation also revised the incentives offered in its Signature Service preferred customer program to ensure that the program supports profitable sales, and established tighter guidelines and accounting controls for volume-related discount programs and other price rebates effective in 2001.

    To address the Corporation's high freight costs, primarily as a result of inefficiencies and overly generous shipping policies, the new management team is revising the Corporation's freight policies to make them comparable to, and competitive with, the Corporation's electrical components industry peers. As part of this effort, the Corporation began in the third quarter of 2000 to consolidate shipments to customers in several key regional markets. Consolidating customer shipments reduces costs and simplifies the customer's receipt of materials. Management believes that it will have revised freight policies and procedures in place in the second quarter of 2001, and expects to see gradual improvements in its freight performance for the second half of 2001.

    The Corporation is also exploring alternatives to make its distribution and warehouse operations more cost effective. Distribution costs are high due to inefficiencies and excess warehouse capacity.

    Improvements in all of the areas discussed above will require time to refine and fully implement, while other areas continue to undergo review. Until these reviews are completed, and improvements fully implemented and refined, the Corporation's results of operations and financial position may continue to be impacted by the Corporation's existing business practices, processes, systems and controls.

Restatement of Consolidated Financial Statements

    As a result of the reviews described above, management identified primarily in the second quarter of 2000, certain prior-period adjustments which necessitated a restatement of the Corporation's consolidated financial statements for the first and second quarters of 2000, the interim periods of 1999, and for the years 1996, 1997, 1998 and 1999. Pretax amounts initially recorded in 2000 for continuing operations totaling approximately $86 million (approximately $53 million on an after-tax basis) have been eliminated from continuing operations in 2000 and have been reflected as a restatement of earlier periods. Additionally, pretax amounts totaling approximately $18 million initially reflected in the Corporation's financial results for 1999, and which were deemed immaterial to the previously reported results of those earlier periods, have been eliminated from continuing operations in that period and have been reflected as a restatement of earlier periods. Pretax amounts initially recorded in 2000 totaling approximately $7 million (approximately $5 million on an after-tax basis) have been eliminated from discontinued operations in 2000 and have been reflected as a restatement of earlier periods. Additionally, pretax amounts totaling approximately $11 million initially reflected in the Corporation's financial results for 1999, and which were deemed immaterial to the previously reported results of those earlier periods, have been eliminated from discontinued operations in that period and have been reflected as a restatement of earlier periods. The principal adjustments, as well as the periods affected, are in the following categories:

	Restatement Attribution(a)
(In thousands)	1999	1998	1997	1996	Prior Periods
Continuing operations:
Net sales:
Revenue recognition	$(36,059)	$(11,611)	$—	$—	$—
Other revenue adjustments	(14,286)	(1,416)	(8,910)	(1,692)	(4,989)

	$(50,345)	$(13,027)	$(8,910)	$(1,692)	$(4,989)

Pretax earnings (loss):
Revenue recognition	$(18,916)	$(5,914)	$—	$—	$—
Other revenue adjustments	(14,286)	(1,416)	(8,910)	(1,692)	(4,989)
Property, plant and equipment	(10,567)	(4,853)	(3,193)	(1,548)	(2,204)
Other	(1,255)	(224)	(5,260)	(3,421)	3,000

	(45,024)	(12,407)	(17,363)	(6,661)	(4,193)
Income tax effect and adjustments	(13,776)	(8,974)	(6,148)	(2,204)	(1,443)

Net earnings (loss)	$(31,248)	$(3,433)	$(11,215)	$(4,457)	$(2,750)

Earnings (loss) from discontinued operations, net	$2,292	$(2,897)	$(2,764)	$(928)	$(852)

Total earnings (loss) from continuing and discontinued operations	$(28,956)	$(6,330)	$(13,979)	$(5,385)	$(3,602)

(a)
The attribution represents increases (decreases) in the applicable financial statement captions and includes (1) the restatement of certain items initially recorded in 2000 and (2) the restatement of charges initially reflected in the third quarter 1999, which were deemed immaterial at that time.

    The principal restatement adjustments to Thomas & Betts' consolidated financial statements are summarized as follows:

Revenue Recognition

    The restated consolidated financial statements reflect the reversal of incorrectly recorded revenue from special promotional programs targeted at a select group of the Corporation's largest volume accounts, the terms of which caused the transactions to fail to qualify for immediate recognition.

Other Revenue Adjustments

    The restated consolidated financial statements reflect adjustments to net sales to properly accrue for returns, allowances, shipping and pricing errors, and volume and price rebates.

Property, Plant and Equipment

    The restated consolidated financial statements reflect adjustments to depreciate assets misclassified as construction in progress and to recognize depreciation expense in the appropriate periods. Adjustments were also made to correctly reflect certain items as period expenses that were previously capitalized.

Other

    Other items reflected in the restated consolidated financial statements are primarily adjustments to properly attribute freight costs and restructuring charges.

Income Tax Adjustments

    Income tax adjustments primarily reflect the tax impact of the pretax adjustments described above.

Discontinued Operations

    On July 2, 2000, the Corporation completed the sale of substantially all of its previous Electronics OEM business for $750.0 million, subject to certain adjustments. The Electronics OEM sale has been accounted for as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. Accordingly, results from continuing operations for the current and prior periods exclude the impact of the Electronics OEM business. The net results for the current and prior periods of the Electronics OEM business are reflected in earnings from, or gain on the sale of, discontinued operations. See Note 4 in the Notes to Consolidated Financial Statements.

Reclassifications

    During 2000, the Corporation began reporting expenses for transportation of products to customers and between its facilities as a component of cost of sales as a result of the adoption of Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." These costs had previously been reported as a reduction of net sales. The financial statements for prior years were reclassified to conform to the 2000 presentation. Those reclassifications had no effect on earnings or (loss) in any year.

Year 2000 Compared with 1999

Consolidated Results

Net Sales

    The Corporation's 2000 net sales decreased $117.6 million from the prior year, reflecting reduced sales volume in its Electrical segment. The reduced Electrical sales volumes were due to a number of factors including:

  •
  Disruptions caused by the Corporation's implementation of a new pricing and order processing system in late 1999, including a decline in demand associated with customer discontent with the Corporation's impaired ability to accurately process orders and at times from disruptions in the Corporation's ability to fulfill orders on a timely basis.

  •
  A decrease in traditional Electrical quarter-end promotional sales incentives that in the prior year resulted in significantly larger sales volumes at discounted sales prices.

  •
  Certain excess inventories in the Electrical distribution channel as a result of prior promotional practices no longer utilized by the Corporation.

Sales for 2000 were also negatively impacted by the divestitures of product lines in the Communications segment. The Corporation sold the Photon and Broadband product lines in June 1999 and September 1999, respectively, which had combined sales in 1999 of approximately $65 million prior to their divestiture. In 2000, the Corporation sold the Telzon/HDDX and Aster product lines in March and November, respectively. The combined adverse net sales impact from the divested product lines when compared to 1999 is approximately $75 million.

    In 2000, net sales were negatively impacted by increased accounts receivable provisions which were necessitated largely by the confusion and disruption caused by the Corporation's implementation of new financial, pricing and order processing systems. After completion of the implementation of the new order processing computer systems in late 1999, the Corporation experienced significant disruptions, which led to the Corporation's inability to execute an effective collections process because of considerable uncertainty with customer billing. The latter led to many customer payment deductions and an increase in aged receivables.

Gross Margin

    The gross margin percent for the year 2000 was 15.2% of sales compared with 26.8% in 1999. The significantly lower gross margin in year 2000 reflects the following:

  •
  Lower sales volume primarily in the Electrical segment partially due to the decrease in use of traditional promotional sales incentive programs, and the distribution channel for the Corporation's products containing high levels of Thomas & Betts product. See "Net Sales" discussion above.

  •
  Increases in accounts receivable provisions. See "Net Sales" discussion above.

  •
  Lower net pricing primarily in the Electrical segment due to excessive use of discounting, price and volume rebates and customer concessions.

  •
  Higher manufacturing costs due to lower capacity utilization. The Corporation significantly cut back production in the second half of 2000, when it became apparent the distribution channel for its products was full and it already had sufficient inventory in its own facilities.

  •
  Increased freight costs (approximately $18 million) due partially to unusual freight expediting practices.

  •
  Increased write-downs for slow-moving, excess and obsolete inventory. The Corporation recorded a write-down of approximately $22 million for excess and obsolete inventory based on management's evaluation of current inventory aging and usage and its new strategy to reduce levels of slow-moving inventory. The Corporation also recorded an additional write-down of approximately $12 million for specifically identifiable slow-moving, excess and obsolete inventory primarily attributable to divested product lines.

  •
  Further inventory write-downs totaling approximately $24 million related to product lines considered to be non-strategic at year end 2000 and therefore expected to be sold or disposed of. See Note 5 in the Notes to Consolidated Financial Statements.

Selling, General and Administrative Expenses

    Selling, general and administrative (SG&A) expenses were 25.3% of sales in 2000, versus 19.1% in 1999. The significant increases were primarily in:

  •
  Legal, auditing and accounting fees and expenses (approximately $24 million).

    The increase reflects expenses related to ongoing litigation and investigation of the Corporation's accounting practices by the Securities and Exchange Commission, efforts to improve our current business and accounting processes and controls, our enhanced collections process for outstanding accounts receivable, and audit fees relating to the restatement of the consolidated financial statements for 1996 through 1999.

  •
  Information technology expenses (approximately $14 million).

    The increase reflects our efforts to stabilize and enhance our existing global order processing, finance, and human resources systems, as well as support our decision to abandon certain B2B e-commerce initiatives including writing off certain software.

  •
  Distribution expenses (approximately $14 million).

    The increase reflects inefficiencies in our warehousing operations as well as expenses for third party warehousing capacity.

  •
  Corporate severance expense (approximately $13 million).

    SG&A expense was also high due in part to overhead levels which remained following the sale of the Corporation's Electronics OEM business in the second quarter of 2000. Management has taken steps in 2000 to reduce these overhead levels substantially for 2001.

Research and Development

    Research and development expense represented 1.3% and 1.4% of sales for years 2000 and 1999, respectively. The Corporation expects research and development expense to increase in dollar terms during 2001.

Amortization of Intangibles

    Amortization of intangibles was 1% of sales for both years 2000 and 1999. A majority of the amortization is related to goodwill recorded as part of the Corporation's American Electric and Amerace acquisitions.

Impairment Charges on Long-Lived Assets

    Subsequent to its decision to sell the Electronics OEM business, the Corporation's management re-evaluated the strategic importance of a number of product lines and concluded that it will dispose of some of those product lines by sale or otherwise. The Corporation has considered net cash flows, including the expected proceeds from the sale of assets of those product lines, and as a result has recorded an impairment charge of approximately $33 million during 2000. Impairment charges totaled approximately $20 million for the Electrical segment (primarily die cast fittings, circuit protection, electrical enclosures product lines) and totaled approximately $13 million for the Communications segment (primarily premise wiring product line). See Note 5 in the Notes to Consolidated Financial Statements.

Income from Unconsolidated Companies

    Income from unconsolidated companies includes equity income from the Corporation's joint ventures and other equity investments. Year 2000 reflects lower equity income from its investment in Leviton Manufacturing Co. as compared to 1999.

Interest Expense—Net

    Interest expense-net includes interest income of $8.2 million in 2000 and $7.0 million in 1999. The increase in interest income is due primarily to increased earnings on a portion of the proceeds from the sale of the Electronics OEM business. Gross interest expense attributable to continuing operations in 2000 increased 4.4% from the prior year in part due to higher interest rates on floating-rate debt experienced in the current year. Resulting net interest expense in 2000 remained relatively flat compared with the prior year.

Other Expense (Income)—Net

    Other expense (income)—net for 2000 reflects $15 million in income generated from the settlement of a trade secret and trade dress infringement lawsuit, which was partially offset by losses on sale of receivables pursuant to an asset securitization program that was terminated during 2000, and losses on sales of certain fixed assets. In 1999, the Corporation generated income of $16 million as a result of a termination fee related to a proposed acquisition that more than offset related transaction costs and losses on sale of receivables under the Corporation's asset securitization program.

Income Taxes

    The Corporation's 2000 effective tax rate for continuing operations is a benefit of (29.0)%. The 1999 effective tax rate for continuing operations is a benefit of (25.4)% and reflected a $30.7 million reduction in the tax provision from approval of tax refund claims and completion of prior year tax audits, which was not repeated in 2000.

Segment Results

    The Corporation evaluates its business segments on the basis of segment earnings (loss), with segment earnings (loss) defined as earnings (loss) from continuing operations before interest, taxes, impairments, restructure and certain other adjustments. Earnings (loss) for the Electrical segment decreased $269.1 million from the prior year. Communications segment earnings (loss) decreased $20.8 million from the prior year; and earnings (loss) related to All Other decreased $14.7 million from the prior year.

Electrical

    Sales for the Electrical segment decreased in 2000, to $1.35 billion. Sales during 2000 reflect the negative impact of an increase in the historical level of receivable provisions combined with the negative impact during the last half of the year of a decrease in traditional Electrical quarter-end promotional sales incentives that in the prior year resulted in significantly larger volumes at discounted sales prices. Additionally, these prior promotional sales incentives resulted in excessive inventory in the distributor channel during 2000. Sales for the Electrical segment were positively impacted by the acquisitions of Shamrock Conduit Products, Inc. and L. E. Mason Co. in late 1999.

Communications

    Sales for the Communications segment decreased in 2000, to $178.4 million. Sales were negatively impacted when the Corporation sold the Photon and Broadband product lines in June 1999 and September 1999, respectively, which had combined sales in 1999 of approximately $65 million prior to their divestiture. In the year 2000, the Corporation sold the Telzon/HDDX and Aster product lines in March and November, respectively. The combined adverse net sales impact from the divested product lines when compared to 1999 is approximately $75 million.

Other

    Sales from business activities that cannot be classified in the aforementioned two segments totaled $228.8 million in 2000, $8.7 million more than in 1999.

Year 1999 Compared with 1998

    The Corporation had net sales in 1999 of $1.9 billion, 5.9% higher than in 1998 which was primarily the result of acquisitions listed below in late 1998 and during 1999.

    Three significant factors affect the comparability of sales during the reporting period. In November 1998, the Corporation acquired Kaufel Group Ltd. (Kaufel), a manufacturer and marketer of emergency and other lighting products. In its first full year, Kaufel contributed $195.8 million to 1999 sales, an increase of $165.6 million over its 1998 contribution. In September 1999, the Corporation divested itself of three cable-television amplifier businesses with sales for nine months of 1999 totaling $64.5 million.

    Results for 1999 also include the contributions of three acquisitions. The Corporation acquired Ocal, Inc. (Ocal) in January 1999 and Shamrock Conduit Products, Inc. (Shamrock) in September 1999. Both of those acquisitions were accounted for using the purchase method of accounting and their results are included from the date that Thomas & Betts acquired each company. Additionally, Thomas & Betts acquired L. E. Mason Co. (Mason) in August 1999 and accounted for that transaction as an immaterial pooling of interests. The three 1999 acquisitions accounted for $76.8 million of 1999 sales.

    For 1999, non-U.S. sales accounted for 25.4% of the Corporation's total sales compared with 19.1% in 1998. Sales outside the U.S. have increased due to acquisitions of companies with non-U.S. sales and the Corporation's efforts to increase foreign sales.

    Sales of the Electrical segment grew 7.8% in 1999, to $1.39 billion. Sales from Kaufel were the largest driver of the segment's sales growth in 1999. Acquisitions contributed all of the segment's 1999 growth, more than offsetting slight volume declines in sales to industrial markets and commercial construction customers that were due, in part, to sales losses or deferrals resulting from installation of a new order management system.

    Communications segment sales of $264.8 million were 1.5% higher in 1999 compared with 1998. In 1999's third quarter, the Corporation completed sales of its cable amplifier product lines to sharpen its focus within the cable television business on its core hardware product lines. These product lines had 1999 sales of $64.5 million and generated a pretax loss of $11.9 million on those sales. Those same businesses had sales of $44.7 million in 1998.

    Sales from business activities that cannot be classified in the aforementioned two segments totaled $220.1 million in 1999, 0.1% lower than in 1998.

    Expenses for 1998 included charges related to a program to reduce costs through manufacturing relocations. The charges were recorded as $11.7 million of cost of sales, $15.0 million for impairment of long-lived assets and a $24.5 million provision for restructured operations. In many cases individual factories involved in the cost-reduction effort manufactured product lines for more than one of the Corporation's reportable segments, and these costs were therefore excluded from the measurement of segment results.

    The 1999 consolidated gross margin percent was 26.8% of sales compared with 28.1% in 1998. The lower gross margin percent in 1999 compared with earlier years resulted from the loss of gross margin due to charges, primarily to write-down inventory and recognize promotional sales discounts, recorded following implementation of the new financial systems described elsewhere and to Thomas & Betts' Order Processing System (TOPS) implementation issues.

    SG&A expense was 19.1% of sales in 1999, versus 17.8% in 1998. SG&A rose as a percent of 1999 sales compared with earlier years due primarily to the charges recorded following implementation of the new financial systems and additional expense associated with the TOPS implementation.

    Thomas & Betts spent 1.4% of sales on research and development (R&D) in 1999, compared with 1.7% in 1998. Amortization expense rose in both 1999 and 1998 compared with the respective prior year due to additional amortization of goodwill related to acquisitions.

    Certain restructure and special-charge accruals established in 1998 were reduced in 1999, primarily because of decisions not to execute all of the originally planned phases of certain projects for economic reasons.

    Income from unconsolidated companies includes equity income from the Corporation's joint ventures and other equity investments, including investments in Leviton Manufacturing Co. and the Elastimold offshore joint ventures.

    Interest expense-net includes interest income of $7.0 million in 1999 and $5.4 million in 1998. Gross interest expense attributable to continuing operations in 1999 increased 19.1% from the prior year primarily due to higher outstanding debt and higher interest rates on floating-rate debt experienced in 1999. Resulting net interest expense in 1999 increased 17.7% compared with the prior year.

    Other (expense) income—net includes losses on sales of accounts receivable pursuant to a receivables securitization program and foreign-currency losses or gains partially offset by foreign-exchange contract gains and other income. The Corporation generated income of $16 million in 1999 as a result of a termination fee related to a proposed acquisition that more than offset related transaction costs and losses on sales of accounts receivable.

    The effective income tax rate for 1999 includes a $30.7 million reduction in the tax provision from approval of tax refund claims and completion of prior-year audits. That reduction resulted in a tax benefit of (25.4)% for 1999. The effective income tax rate for 1998 was 12.0%.

    The Corporation evaluates its business segments on the basis of segment earnings (loss), with segment earnings (loss) defined as earnings (loss) from continuing operations before interest, taxes, restructure and certain other expenses. The magnitude of charges and credits recorded following the financial systems conversion as well as the impact of the TOPS implementation heavily impacted the 1999 operating results of all segments and the comparability of those results to results of prior years. Earnings (loss) of the Electrical segment decreased 24.3% in 1999 from 1998's level. Communications segment earnings declined 158.9% in 1999 from 1998, with the majority of the decrease attributable to losses generated by amplifier product lines divested by the Corporation in 1999. Earnings (loss) related to All Other rose 7.7% in 1999 compared with 1998, as a result of enhancements made in the manufacturing processes for steel structures and heating units.

Liquidity and Capital Resources

Operating Activities

    Operating activities used cash of $248.3 million in 2000. This compares to cash provided by operating activities of $64.8 million in 1999 and $139.7 million in 1998. Working capital (excluding net assets of discontinued operations) as of December 31, 2000 was $549.3 million compared with

$365.8 million as of January 2, 2000. The Corporation's receivables were impacted by the purchase during 2000 of $177.1 million of receivables previously sold under the Corporation's asset securitization program. The Corporation's inventory levels as of year-end 2000 were $98.8 million lower than at year-end 1999, due primarily to inventory write-downs and lower production levels.

Investing activities

    Capital expenditures for 2000 totaled $69.4 million, which was $11.0 million less than 1999, as expected, due to planned lower expenditures for 2000. Capital expenditures of approximately $70 million are planned for year 2001. The Corporation purchased one product line for $1.8 million in 2000, and received $22.1 million in 2000 from the sale of other product lines. The Corporation received $16.4 million in 1999 from the sale of product lines.

    On July 2, 2000, the Corporation completed the sale of substantially all of its previous Electronics OEM business for $750.0 million, subject to certain adjustments.

    Thomas & Betts completed three acquisitions during 1999 for approximately $17 million of cash, 869,722 shares of the Corporation's common stock and $16.7 million of assumed debt. Those acquisitions were: (1) in January, Ocal, a manufacturer of PVC-coated conduit bodies; (2) in August, Mason, a manufacturer of weatherproof electrical boxes and covers, conduit bodies, fittings and residential outdoor lighting; and (3) in September, Shamrock, a manufacturer of steel and aluminum conduit elbows, couplings and conduit nipples used by electrical contractors. The Ocal and Shamrock acquisitions were accounted for using the purchase method of accounting, and together gave rise to $12.5 million of goodwill. The Mason acquisition was accounted for as an immaterial pooling of interests.

    Thomas & Betts completed eight acquisitions during 1998 for approximately $169 million of cash and approximately $99 million of assumed debt. One of those acquisitions was of significant size: Kaufel, a manufacturer of emergency and other lighting products. All 1998 acquisitions were accounted for using the purchase method, and in aggregate, gave rise to $73.5 million of goodwill. Acquisitions accounted for as purchases in 1998 represented $58.8 million of that year's sales.

Financing activities

    The Electronics OEM sale in the second quarter of 2000 produced proceeds of $701.1 million. These proceeds were subsequently used to pay down domestic debt of approximately $440 million and international debt of approximately $80 million, including 7.15% senior debentures due 2008 issued by one of the Corporation's Canadian subsidiaries. The remainder of the proceeds was used for short-term investment and other operating purposes.

    During 2000, the Corporation purchased a total of $177.1 million of receivables sold under the Corporation's previous asset securitization program. Due to limitations imposed under this program, the Corporation (using its debt facilities) purchased $83.2 million of receivables prior to June 2000 which were sold under this program. Additionally, immediately prior to the Electronics OEM sale, the Corporation purchased (using its debt facilities) the remaining $93.9 million of receivables sold under this program.

    Total dividends paid to shareholders were $64.9 million, $64.9 million and $65.8 million in 2000, 1999 and 1998, respectively.

    Year-end debt decreased $263.6 million in 2000 compared with 1999, primarily reflecting the debt reduction resulting from the partial usage of the Electronics OEM sale proceeds. Total debt increased $82.9 million in 1999 compared to 1998, reflecting debt issued and assumed for acquisitions and to fund increases in working capital. The Corporation maintains a commercial paper program, which is backed by $420 million of revolving credit agreements. At year-end 2000, no commercial paper was outstanding. The revolving credit agreements include $400 million in commitments from two groups of banks, under which $200 million is available through June 2003 and $200 million is available through June 2001. Under the latter commitment, any borrowings outstanding as of June 2001 would mature on June 2002. Under such facilities, the Corporation has the option of selecting an interest rate, at the time of borrowing, based on a number of benchmarks including LIBOR, certificate of deposit rate or the prime lending rate of the agent bank. Management believes that its external financial resources and internally generated funds are sufficient to meet the Corporation's capital needs for the foreseeable future.

    During 2000, the Corporation reduced the aggregate commitment under the revolving credit agreements from $625 million to $420 million and amended certain covenant provisions, fees and rates contained in the credit agreements. There are two restrictive financial covenant provisions contained in these credit agreements. The Corporation must maintain a specified ratio of operating cash flow to consolidated debt and a specified ratio of consolidated debt to equity.

    If the Corporation fails to meet its agreed financial covenant provisions, cross-acceleration provisions in certain of the debt agreements could be invoked. The Corporation is in full compliance with all financial covenant provisions at year-end. At year-end 2000, there was no debt outstanding under the credit agreements. The Corporation is currently in discussions with the banks to reduce by $100 million the amount of the credit available and amend the term of the current credit agreements to June 2004.

    In the years prior to 2000, the Corporation made selective acquisitions to broaden its business worldwide. While the Corporation will continue to evaluate acquisitions, especially of companies serving the electrical components market place, it does not expect acquisitions will be its primary means of growth for the forseeable future. Future acquisitions by the Corporation might be financed through existing cash reserves, internally generated funds, the issuance of private or public debt or equity, or a combination of these sources.

    As a result of the current operating results, the Corporation may not be able to access the public capital markets on acceptable terms or rates or in a timely manner. Management expects any future borrowings may be at higher rates or on more stringent terms. Management believes that existing cash balances, cash generated from operations, and external financial resources will be sufficient to meet the Corporation's operating needs for the forseeable future.

Other

    At year-end, marketable securities and cash and equivalents increased $134.8 million from 1999, primarily due to investing a portion of the proceeds from the Electronics OEM sale.

    The Corporation maintains a portfolio of marketable securities, which at year-end 2000 was valued at $19.4 million; of this, $12.3 million is held within Puerto Rico. Although the investments in Puerto Rico represent currently available funds, they remain invested until the Corporation can repatriate the investments free of tollgate tax. The Corporation also holds in other assets $18.0 million of marketable securities in connection with its Supplemental Executive Investment Plan.

    In 2000, the Corporation received $15.0 million cash for settlement of a trade secret and trade dress infringement lawsuit. Included in 1999 is $16 million cash generated as a result of a termination fee related to a proposed acquisition.

    In March 2001, the Board of Directors of the Corporation approved the 2001 Stock Incentive Plan. Under the plan, 2,500,000 shares of Common Stock may be optioned. The options will be granted at a price not less than the fair market value on the date of grant with a term not to exceed 10 years.

Forward-looking statements may prove inaccurate

    This Report includes various forward-looking statements regarding the Corporation which are subject to risks and uncertainties. Forward-looking statements include information concerning future results of operations and financial condition. Statements that contain words such as "believes," "expects," "anticipates," "intends," "estimates," "continue," "should," "could," "may," "plan," "project," "predict," "will" or similar expressions are forward-looking statements. These forward-looking statements are subject to risks and uncertainties and many factors could affect the future financial results of Thomas & Betts. See "Item 1— Business—Business Risks." Accordingly, actual results may differ materially from those expressed or implied by the forward-looking statements contained in this Report. For those statements, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Financial Instruments

    Thomas & Betts is exposed to market risk from changes in foreign exchange rates, raw material commodity prices and interest rates. The Corporation may enter into various hedging transactions to reduce those risks and allow management to focus on core business issues and challenges. The Corporation does not enter into foreign currency or interest rate transactions or commodity price contracts for speculative purposes.

Foreign Exchange Risk

    Thomas & Betts primarily enters into forward foreign exchange contracts to reduce the impact on earnings and cash flow from non-functional currency-denominated assets, liabilities and transactions, predominately intercompany and third-party receivables and payables. Gains and losses resulting from hedging instruments offset the losses or gains on the underlying assets, liabilities and transactions being hedged. The Corporation's forward foreign exchange contracts generally have maturity dates of less than 60 days, and the Corporation maintains a high correlation between the hedges and the underlying assets, liabilities or transactions to minimize currency risk. In most cases, both the exposed transactions and the hedging contracts are marked to market monthly with gains and losses included in earnings as other income or expense.

    Assuming a hypothetical 10% adverse change in all foreign currencies, with the resulting functional currency gains and losses translated into U.S. dollars at the spot rate, the loss in fair value of exchange contracts held on December 31, 2000, would have been $13.4 million. Those losses would be substantially offset by gains on the underlying assets, liabilities and transactions being hedged.

Interest Rate Risk

    As of December 31, 2000, the fair value of the Corporation's long-term debt (including current maturities), estimated using quoted market prices or discounted future cash flows based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements, was $658.7 million. That fair value was $17.3 million lower than the carrying value of debt at December 31, 2000. The potential change in fair value resulting from a hypothetical 10% decrease in interest rates amounted to $17.7 million at December 31, 2000.

Commodity Risk

    Thomas & Betts is exposed to risk from fluctuations in prices for commodities used to manufacture its products, primarily copper, zinc and aluminum. Some of that risk is hedged through the use of futures contracts that fix the price the Corporation will pay for the commodity. The use of such commodity contracts effectively protects Thomas & Betts against changes in the price of the commodity to the extent of the notional amount under the contract. Since the maturities of those contracts are highly correlated with the actual purchases of the commodities, the reported cost of sales amounts reflect the commodities' costs, including the effects of commodity hedges.

    As of December 31, 2000, the net unrealized loss on all commodity contracts held was $0.4 million. A hypothetical 10% decrease in all commodity market prices would increase that unrealized loss to $2.4 million. The Corporation would normally only record those losses at the time the commodity is actually purchased, and the loss would be reported as a part of cost of sales.

New Accounting Statements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require the recognition at fair value of all derivatives as either assets or liabilities in the Consolidated Balance Sheet. Under certain conditions, a derivative can be designated as a hedge allowing the deferral of fair value gains or losses until the offsetting gains or losses on the hedged item are recognized. At times Thomas & Betts enters into derivative instruments to hedge risks associated with foreign exchange and commodity fluctuations. The Corporation does not expect its existing derivative instruments as of December 31, 2000 to qualify for hedge accounting treatment under the new provisions of SFAS No. 133 and SFAS No. 138, and will therefore be required to apply mark-to- market accounting for these derivative instruments during 2001. SFAS No. 133 and SFAS No. 138 are effective for the first quarter of 2001. The effect upon initial adoption was immaterial and management does not believe that this pronouncement will have a material effect on future results of operations or financial position.

Year 2000

    During 1999, the Corporation completed a corporate-wide program to ensure its information technology systems and its products were compliant with the effects of the rollover to year 2000. The Corporation's year 2000 compliance efforts were successful. Its ability to manufacture and distribute its products was not impaired by Year 2000 issues and it did not incur liability for breach of contract or other harm arising out of failure of its information technology systems or processes to be Year 2000 compliant.

Financial Condition and Results of Operations Outlook

    Based on preliminary information to date for the first fiscal quarter of 2001, the Corporation's level of net sales and resulting profitability for that period will be below the comparable period in the prior year. In addition, the Corporation anticipates an increase in net debt (total debt net of all cash, cash equivalents and marketable securities) as compared with December 31, 2000 due in part to the payment of $10 million in executive severance that was accrued as of December 31, 2000.

    Barring any unforeseen change in the general economy, management expects to move toward its goal of achieving a revenue and earnings growth profile in line with the Corporation's industry peers in the second half of 2001 and into 2002. Cash flow from operations is targeted to be positive in 2001.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of
Thomas & Betts Corporation:

    We have audited the accompanying consolidated balance sheets of Thomas & Betts Corporation and subsidiaries as of December 31, 2000 and January 2, 2000, and the related consolidated statements of operations, cash flows, and shareholders' equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thomas & Betts Corporation and subsidiaries at December 31, 2000 and January 2, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Note 3 to the consolidated financial statements, the accompanying consolidated balance sheet as of January 2, 2000 and the related consolidated statements of operations, cash flows and shareholders' equity and comprehensive income (loss) for the years ended January 2, 2000 and January 3, 1999, have been restated.

    The supplementary quarterly financial information on pages 83 through 89 of the Corporation's Annual Report on Form 10-K contains information that we did not audit, and, accordingly, we do not express an opinion on that information. We did not have an adequate basis to complete reviews of the quarterly information in accordance with standards established by the American Institute of Certified Public Accountants due to the matters related to the restatement issues and the corollary review of processes, controls and systems as described in Note 3 to the consolidated financial statements.

/s/ KPMG LLP
KPMG LLP
Memphis, Tennessee
March 26, 2001

Thomas & Betts Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

		Restated (Note 3)
	2000	1999	1998
Net sales	$1,756,083	$1,873,659	$1,769,042
Costs and expenses:
Cost of sales	1,488,502	1,371,812	1,271,330
Selling, general and administrative	444,248	358,787	315,568
Research and development	22,993	26,373	29,341
Amortization of intangibles	18,156	18,944	16,557
Impairment charges on long-lived assets	33,371	—	15,025
Provision (recovery)—restructured operations	(2,815)	(1,486)	19,570

	2,004,455	1,774,430	1,667,391

Earnings (loss) from operations	(248,372)	99,229	101,651
Income from unconsolidated companies	15,001	18,618	14,990
Interest expense—net	(47,894)	(46,644)	(39,626)
Other (expense) income—net	9,035	6,683	(10,035)

Earnings (loss) from continuing operations before income taxes	(272,230)	77,886	66,980
Income tax (benefit)	(78,847)	(19,747)	8,037

Net earnings (loss) from continuing operations	(193,383)	97,633	58,943
Earnings from discontinued operations—net	14,724	21,718	22,228
Gain on sale of discontinued operations—net	134,089	—	—

Net earnings (loss)	$(44,570)	$119,351	$81,171

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(3.33)	$1.69	$1.04
Earnings from discontinued operations	0.25	0.38	0.39
Gain on sale of discontinued operations	2.31	—	—

Net earnings (loss)	$(0.77)	$2.07	$1.43

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(3.33)	$1.69	$1.03
Earnings from discontinued operations	0.25	0.37	0.39
Gain on sale of discontinued operations	2.31	—	—

Net earnings (loss)	$(0.77)	$2.06	$1.42

Average shares outstanding:
Basic	57,950	57,690	56,677
Diluted	57,950	57,912	56,990
Cash dividends declared per share	$1.12	$1.12	$1.12

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands)

		Restated (Note 3)
	December 31, 2000	January 2, 2000
ASSETS
Current Assets
Cash and cash equivalents	$199,285	$69,640
Marketable securities	19,390	14,217
Receivables—net of allowances of $149,476 and $79,466	325,671	210,843
Receivable—Electronics OEM sale	35,000	—
Inventories:
Finished goods	174,930	233,040
Work-in-process	48,226	62,816
Raw materials	75,696	101,836

Total inventories	298,852	397,692

Deferred income taxes	83,251	68,455
Prepaid expenses	7,112	14,802
Net assets of discontinued operations	—	489,259

Total Current Assets	968,561	1,264,908

Property, plant and equipment
Land	17,593	19,536
Buildings	176,132	179,972
Machinery and equipment	623,968	580,447
Construction-in-progress	48,280	79,157

	865,973	859,112
Less accumulated depreciation	440,496	382,436

	425,477	476,676

Intangible assets—net of accumulated amortization of $132,584 and $122,554	537,502	569,016
Investments in unconsolidated companies	121,645	119,543
Other assets	34,578	38,061

Total Assets	$2,087,763	$2,468,204

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$16,453	$31,921
Current maturities of long-term debt	6,025	2,515
Accounts payable	156,840	209,983
Accrued liabilities	209,634	147,369
Income taxes	14,078	1,917
Dividends payable	16,230	16,190

Total Current Liabilities	419,260	409,895

Long-Term Liabilities
Long-term debt	669,983	921,592
Other long-term liabilities	80,090	88,785
Deferred income taxes	12,520	12,052
Shareholders' Equity
Common stock	5,800	5,782
Additional paid-in capital	337,225	332,480
Retained earnings	627,457	736,956
Unearned compensation—restricted stock	(2,667)	(3,439)
Accumulated other comprehensive income	(61,905)	(35,899)

Total Shareholders' Equity	905,910	1,035,880

Total Liabilities and Shareholders' Equity	$2,087,763	$2,468,204

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

		Restated (Note 3)
	2000	1999	1998
Cash Flows from Operating Activities:
Net earnings (loss)	$(44,570)	$119,351	$81,171
Gain on sale of discontinued operations	(134,089)	—	—
(Income) from discontinued operations	(14,724)	(21,718)	(22,228)

Earnings (loss) from continuing operations	(193,383)	97,633	58,943
Adjustments:
Depreciation and amortization	94,627	88,310	78,574
Receivables provisions	260,439	208,637	128,021
Inventory write-downs	75,108	21,288	28,339
Impairment charge on long-lived assets	33,371	—	15,025
Provision (recovery)—restructured operations	(2,815)	(1,486)	19,570
Accrued merger and other special charges	—	—	46,393
Undistributed earnings from unconsolidated companies	(8,863)	(15,386)	(9,674)
Gain on sale of businesses	(468)	—	—
Deferred income taxes	(15,317)	(7,153)	(48,030)
Write-off of abandoned software	4,380	—	—
Changes in operating assets and liabilities—net:
Receivables	(170,697)	(220,389)	(141,862)
Receivable associated with sale of Electronics OEM business	(35,000)	—	—
Sale (purchase) of receivables under asset securitization program	(177,100)	4,611	27,300
Inventories	7,523	(68,606)	(69,604)
Accounts payable	(48,890)	3,459	(11,744)
Accrued liabilities	20,270	1,627	(51,824)
Income taxes payable	(89,576)	(52,857)	57,962
Other	(1,947)	5,066	12,296

Net cash provided by (used in) operating activities	(248,338)	64,754	139,685

Net cash flows from discontinued operations	53,226	(13,788)	(129,195)

Cash Flows from Investing Activities:
Purchases of and investments in businesses	(1,800)	(17,049)	(169,349)
Purchases of property, plant and equipment	(69,369)	(80,415)	(41,495)
Proceeds from sale of property, plant and equipment	—	9,315	5,337
Proceeds from Electronics OEM sale	701,113	—	—
Proceeds from divestitures of businesses	22,149	16,390	—
Marketable securities acquired	(7,129)	(6,825)	(38,781)
Proceeds from matured marketable securities	1,622	34,658	48,816

Net cash provided by (used in) investing activities	646,586	(43,926)	(195,472)

Cash Flows from Financing Activities:
Increase (decrease) in borrowings with original maturities less than 90 days	(8,927)	(63,013)	22,602
Proceeds from long-term debt and other borrowings	—	200,591	256,560
Repayment of long-term debt and other borrowings	(246,974)	(77,167)	(12,780)
Stock options exercised	4	2,847	6,475
Cash dividends paid	(64,889)	(64,857)	(65,788)

Net cash provided by (used in) financing activities	(320,786)	(1,599)	207,069
Effect of exchange-rate changes on cash	(1,043)	939	(3,309)

Net increase (decrease) in cash and cash equivalents	129,645	6,380	18,778
Cash and cash equivalents—beginning of year	69,640	63,260	44,482

Cash and cash equivalents—end of year	$199,285	$69,640	$63,260

Cash payments for interest	$69,337	$65,593	$45,523
Cash payments (refunds) for income taxes	$(9,050)	$39,191	$46,050

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
and Comprehensive Income (Loss)
(In thousands)

	Common Stock
			Paid-In Capital	Retained Earnings	Restricted Stock	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	Shares	Amount						Total
Balance at December 28, 1997 (as previously reported)	56,467	$317,143	$—	$689,280	$(4,921)	$(2,198)	$—	$999,304
Restatement (See Note below)	—	—	—	(22,966)	—	—	—	(22,966)

Balance at December 28, 1997, as restated	56,467	317,143	—	666,314	(4,921)	(2,198)	—	976,338

Net earnings, as restated	—	—	—	81,171	—	—	81,171	81,171
Other comprehensive income:
Unrealized gain adjustment on securities net of taxes of $67	—	—	—	—	—	—	198	198
Cumulative translation adjustment	—	—	—	—	—	—	(16,531)	(16,531)

Other comprehensive income	—	—	—	—	—	(16,333)	(16,333)	—

Comprehensive income	—	—	—	—	—	—	64,838	—

Stock converted to $0.10 par value	—	(311,497)	311,497	—	—	—	—	—
Dividends declared	—	—	—	(66,307)	—	—	—	(66,307)
Stock options and incentive awards	307	31	10,522	—	—	—	—	10,553
Unearned compensation	—	—	—	—	387	—	—	387

Balance at January 3, 1999	56,774	$5,677	$322,019	$681,178	$(4,534)	$(18,531)	$—	$985,809

Net earnings, as restated	—	—	—	119,351	—	—	119,351	119,351
Other comprehensive income:
Unrealized loss adjustment on securities net of taxes of $(150)	—	—	—	—	—	—	(278)	(278)
Minimum pension liability							(651)	(651)
Cumulative translation adjustment	—	—	—	—	—	—	(16,439)	(16,439)

Other comprehensive income	—	—	—	—	—	(17,368)	(17,368)	—

Comprehensive income	—	—	—	—	—	—	101,983	—

Dividends declared	—	—	—	(65,127)	—	—	—	(65,127)
Business acquisitions	86	9	3,541	—	—	—	—	3,550
Stock options and incentive awards	177	18	6,418	—	—	—	—	6,436
Unearned compensation	—	—	—	—	1,095	—	—	1,095
Immaterial pooling of interests	784	78	502	1,554	—	—	—	2,134

Balance at January 2, 2000	57,821	$5,782	$332,480	$736,956	$(3,439)	$(35,899)	$—	$1,035,880

Net loss	—	—	—	(44,570)	—	—	(44,570)	(44,570)
Other comprehensive loss:
Unrealized loss adjustment on securities net of taxes of $(127)	—	—	—	—	—	—	(208)	(208)
Minimum pension liability	—	—	—	—	—	—	(1,712)	(1,712)
Cumulative translation adjustment	—	—	—	—	—	—	(24,086)	(24,086)

Other comprehensive loss	—	—	—	—	—	(26,006)	(26,006)	—

Comprehensive loss	—	—	—	—	—	—	(70,576)	—

Dividends declared	—	—	—	(64,929)	—	—	—	(64,929)
Stock options and incentive awards	179	18	4,745	—	—	—	—	4,763
Unearned compensation	—	—	—	—	772	—	—	772

Balance at December 31, 2000	58,000	$5,800	$337,225	$627,457	$(2,667)	$(61,905)	$—	$905,910

Preferred Stock: Authorized 1,000,000 shares, par value $0.10 per share. None issued; 300,000 shares reserved for the Corporation's Shareholders' Rights Plan.

Common Stock: Authorized 250,000,000 shares, par value $0.10 per share.

Note: The restatement of the opening balance of retained earnings reflects adjustments attributable to 1997, 1996 and prior periods, as more fully discussed in Note 3 of the Notes to Consolidated Financial Statements.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

1.  Nature of Operations

    Thomas & Betts Corporation is a leading manufacturer of connectors and components for worldwide electrical markets. With international headquarters in Memphis, Tennessee, Thomas & Betts operates over 180 manufacturing, distribution and office facilities around the globe in approximately 20 countries. Thomas & Betts designs, manufactures and sells components used in assembling, maintaining or repairing electrical and communications systems. The Corporation's products include: (1) electrical components and accessories for industrial, commercial, utility and residential construction, renovation and maintenance applications and for applications within other companies' products, primarily in North America, but also in Europe and other areas of the world; (2) electromechanical components, subsystems and accessories used to maintain, construct and repair cable television and telecommunications networks worldwide; (3) transmission poles and towers primarily for North American customers; and (4) heating units and accessories for North American and European markets.

2.  Summary of Significant Accounting Policies

    Basis of Presentation:  The consolidated financial statements include the accounts of the Corporation and its domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Corporation uses the equity method of accounting for its investments in 20-to-50-percent-owned companies. Under generally accepted accounting principles (GAAP), there is a presumption that the equity method should be used to account for those investments. If the Corporation were to determine that it no longer had the ability to exercise significant influence over the operating and financial policies of those companies, GAAP would require the Corporation to use the cost method rather than the equity method to account for those investments. The Corporation regularly monitors its relationships with those companies.

    Use of Estimates:  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Fiscal Year:  The Corporation's fiscal year ends on the Sunday closest to the end of the calendar year. Results for 2000 and 1999 are for 52-week periods, and results for 1998 are for a 53-week period.

    Cash and Cash Equivalents:  Cash equivalents consist of investments with maturities at date of purchase of less than 90 days that have a low risk of change in value due to interest rate fluctuations. Foreign currency cash flows have been converted to U.S. dollars at appropriately weighted-average exchange rates or the exchange rates in effect at the time of the cash flows, where determinable.

    Marketable Securities:  Investments in marketable securities are stated at fair value. Fair value is determined using quoted market prices and, when appropriate, exchange rates at the end of the applicable reporting period. Unrealized gains and losses on marketable securities classified as available-for-sale are recorded in accumulated other comprehensive income, net of tax. Unrealized gains and losses from trading securities are recognized in the Statements of Operations. See Note 8 contained herein.

    Revenue Recognition:  The Corporation recognizes revenue when finished products are shipped to unaffiliated customers and both title and the risks of ownership are transferred. Sales discounts, quantity and price rebates, allowances and warranty costs are estimated based on experience and recorded in the period in which the sale is recognized. Certain customers have a right to return goods under certain circumstances and those returns, which are reasonably estimable, are accrued for at the time of shipment. The Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements provides guidance for revenue recognition under certain circumstances, and was adopted by the Corporation effective for the fourth quarter of fiscal year 2000. The impact of adoption was not material to the Corporation's financial position or results of operations.

    Foreign Currency Translation:  Assets and liabilities of subsidiaries whose functional currencies are other than the U.S. dollar are translated at exchange rates in effect at the end of the year, and their income and expense items are translated at average monthly exchange rates. Exchange gains or losses resulting from foreign currency translations, except those in highly inflationary economies, are accumulated as part of a separate component of shareholders' equity titled "Accumulated Other Comprehensive Income." The net change in this amount due to foreign currency translation is identified as a "cumulative translation adjustment" in determining comprehensive income. Also included in the cumulative translation adjustment are the effects of exchange rate changes on intercompany transactions of a long-term investment nature and those transactions designated as hedges of net foreign investments.

    Financial Instruments and Concentrations of Credit Risk:  When deemed appropriate, the Corporation enters into forward foreign exchange contracts to hedge foreign currency transaction exposures for periods consistent with those committed exposures. Those financial instruments are with major financial institutions and expose the Corporation to market and credit risks and may at times be concentrated with certain counterparties. The creditworthiness of counterparties is subject to continuing review and full performance by those counterparties is anticipated. Foreign exchange contracts generally have maturities which do not exceed one year. The Corporation maintains a high correlation between the transactions and the hedges to minimize currency risk. In most cases, both the exposed transactions and the hedging contracts are marked to market monthly with gains and losses included in earnings as other income or expense. Gains and losses on certain contracts that hedge specific foreign currency denominated commitments are deferred and recognized in the period in which the transaction is completed. Unrealized gains are reported as prepaid expenses and unrealized losses are reported as accrued liabilities. See Note 9 contained herein.

    Credit Risk:  Credit risk with respect to trade receivables is limited due to the large number of customers comprising the Corporation's customer base and their dispersion across many different industries and geographic areas.

    Asset Securitization:  The Corporation has an asset securitization program which permitted the Corporation to continuously sell accounts receivable to a maximum purchaser's investment of $200 million. Sales under the program were accounted for as sales of assets under the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As of January 2, 2000, sold accounts receivable totaling $177.1 million are reflected as reductions of the receivables balance in the accompanying consolidated balance sheet. All such sold receivables were subsequently purchased by the Corporation during 2000.

    Inventories:  Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for approximately 75% and 72% of the Corporation's inventories at December 31, 2000 and January 2, 2000, respectively, and the first-in, first-out (FIFO) method for the remainder of inventories, primarily those in international locations. If the FIFO method had been used to value all inventories, those values would have been lower by $2.1 million and $24.9 million at December 31, 2000 and January 2, 2000, respectively.

    Property, Plant and Equipment:  Property, plant and equipment are stated at cost. Expenditures for maintenance and repair are charged to expense as incurred. Significant renewals and betterments that extend the lives of assets are capitalized. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets, which range principally from five to 45 years for buildings, three to 10 years for machinery and equipment, and 10 years for land improvements.

    Intangible Assets:  Intangible assets consist principally of the excess of cost over the fair value of net assets (goodwill) acquired in business combinations accounted for as purchases. Those assets are being amortized on a straight-line basis over various periods not exceeding 40 years.

    Impairment of Long-Lived Assets:  The Corporation follows the provisions of Statement of Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets. For purposes of recognizing and measuring impairment of long-lived assets, the Corporation evaluates assets for associated product groups because this is the lowest level of independent cash flows ascertainable to evaluate impairment. The Corporation reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the assets, the Corporation recognizes an impairment loss. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, the Corporation estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. See Note 5 contained herein.

    Income Taxes:  The Corporation uses the asset and liability method of accounting for income taxes. That method recognizes the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities and provides a valuation allowance based on a more-likely-than-not standard. Undistributed earnings of foreign subsidiaries amounted to $111 million at December 31, 2000. Those earnings are considered to be indefinitely reinvested, and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

    Earnings Per Share:  Basic earnings per share are computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share are computed by dividing net earnings by the sum of (1) the weighted-average number of shares of common stock outstanding during the period and (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method. See Note 6 contained herein.

    Environmental Costs:  Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of currently available facts related to each site. See Note 17 contained herein.

3.  Restatements and Reclassifications

  Discontinued Operations

    On July 2, 2000, the Corporation completed the sale of substantially all of its previous Electronics OEM business for $750.0 million, subject to certain adjustments. The Electronics OEM sale has been accounted for as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. Accordingly, results from continuing operations for the current and prior periods exclude the impact of the Electronics OEM business. The net results for the current and prior periods of the Electronics OEM business are reflected in earnings from, or gain on the sale of, discontinued operations. See Note 4 contained herein.

  Reclassifications

    During the fourth quarter of 2000, the Corporation began reporting expenses for transportation of products to customers and between its facilities as a component of cost of sales as a result of the adoption of Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." These costs had previously been reported as a reduction of net sales. Transportation costs included in cost of sales for continuing operations totaled $111.8 million, $94.2 million, and $74.8 million in 2000, 1999, and 1998, respectively. The 1999 and 1998 financial statements were reclassified to conform to the 2000 presentation. These reclassifications had no effect on earnings or loss in any year.

  Restatement of Consolidated Financial Statements

    During 2000, management began a review of processes, controls and systems in order to assure their adequacy, and, when appropriate, began implementing improvements. Primarily in the second quarter of 2000, management recorded substantial charges in connection with the aforementioned review. Management has identified certain adjustments which necessitated a restatement of the Corporation's consolidated financial statements for the first and second quarters of 2000, the interim periods of 1999, and for the years 1996, 1997, 1998 and 1999. Pretax amounts initially recorded in 2000 for continuing operations totaling approximately $86 million (approximately $53 million on an after-tax basis) have been eliminated from continuing operations in 2000 and have been included in the restatement of earlier periods. Additionally, pretax amounts totaling approximately $18 million initially reflected in the Corporation's financial results for 1999, and which were deemed immaterial to the previously reported results of those earlier periods, have been eliminated from continuing operations in that period and have been reflected as a restatement of earlier periods. Pretax amounts initially recorded in 2000 totaling approximately $7 million (approximately $5 million on an after-tax basis) have been eliminated from discontinued operations in 2000 and have been reflected as a restatement of earlier periods. Additionally, pretax amounts totaling approximately $11 million initially reflected in the Corporation's financial results for 1999, and which were deemed immaterial to the previously reported results of those earlier periods, have been eliminated from discontinued operations in that period and have been reflected as a restatement of earlier periods. The principal adjustments to the Corporation's continuing operations for these charges are in the following categories:

	Restatement Attribution(a)
(In thousands)	1999	1998	1997	1996	Prior Periods
Continuing Operations:
Net sales:
Revenue recognition	$(36,059)	$(11,611)	$—	$—	$—
Other revenue adjustments	(14,286)	(1,416)	(8,910)	(1,692)	(4,989)

	$(50,345)	$(13,027)	$(8,910)	$(1,692)	$(4,989)

Pretax earnings (loss):
Revenue recognition	$(18,916)	$(5,914)	$—	$—	$—
Other revenue adjustments	(14,286)	(1,416)	(8,910)	(1,692)	(4,989)
Property, plant and equipment	(10,567)	(4,853)	(3,193)	(1,548)	(2,204)
Other	(1,255)	(224)	(5,260)	(3,421)	3,000

	(45,024)	(12,407)	(17,363)	(6,661)	(4,193)
Income tax effect and adjustments	(13,776)	(8,974)	(6,148)	(2,204)	(1,443)

Net earnings (loss)	$(31,248)	$(3,433)	$(11,215)	$(4,457)	$(2,750)

Earnings (loss) from discontinued operations, net	$2,292	$(2,897)	$(2,764)	$(928)	$(852)

Total earnings (loss) for continuing and discontinued operations	$(28,956)	$(6,330)	$(13,979)	$(5,385)	$(3,602)

(a)
The attribution represents increases (decreases) in the applicable financial statement captions and includes:

(1)
the restatement of items initially charged in 2000

(2)
the restatement of charges initially reflected in the third quarter 1999. In the third quarter of 1999, the Corporation recorded pre-tax charges of approximately $61 million, which were largely offset, on an after-tax basis, by credits arising in that period related to (1) an acquisition termination fee received of $16 million, and (2) favorable tax audits and reassessments of tax exposures. The $61 million of pretax charges were adjustments identified by management related to accounts receivable of approximately $27 million (rebates and promotions, returns and pricing errors in Europe, revenue recognition in Singapore and other lesser matters); inventory of approximately $20 million (physical adjustments, obsolescence write-downs, and other lesser matters); and other matters including freight, commissions, insurance, and restructuring. Management attributed most of the adjustments to various issues related to recent systems' implementations. At the time, management identified certain of the adjustments as relating to years prior to 1999 but did not restate any of those prior years because they believed the net impact to be immaterial to the previously reported results of those prior years. However, when combined with the restatement matters identified in 2000, the effect on prior years was deemed to be material. The pretax amount of 1999 charges of

    $61 million which have been restated to prior years was $18 million related to continuing operations and $11 million related to discontinued operations.

    The principal restatement adjustments to Thomas & Betts' consolidated financial statements are summarized as follows:

Revenue Recognition

    The restated consolidated financial statements reflect the reversal of incorrectly recorded revenue from special promotional programs targeted at a select group of the Corporation's largest volume accounts, the terms of which caused the transaction to fail to qualify for immediate recognition.

Other Revenue Adjustments

    The restated consolidated financial statements reflect adjustments to net sales and accounts receivable to properly accrue for returns, allowances, shipping and pricing errors, and volume and price rebates.

Property, Plant and Equipment

    The restated consolidated financial statements reflect adjustments to depreciate assets misclassified as construction in progress and to recognize depreciation expense in the appropriate periods. Adjustments were also made to correctly reflect certain items as period expenses that were previously capitalized.

Other

    Other items reflected in the restated consolidated financial statements are primarily adjustments to properly attribute freight costs and restructuring charges.

Income Tax Adjustments

    Income tax adjustments primarily reflect the tax impact of the pretax adjustments described above.

    The following table highlight the effects of the restatement, discontinued operations and reclassifications on the previously reported consolidated statements of operations for 1999 and 1998 and the consolidated balance sheet as of January 2, 2000. In the tables that follow, the columns labeled "Restatement Adjustments" and "Reclassification Adjustments" represent consolidated adjustments for both continuing and discontinued operations. To the extent the information was not previously reported, the column labeled "Discontinued Operations" represents the reclassification of such operations, as restated, out of continuing operations.

	1999
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments	Discontinued Operations	As Restated and Reclassified
(In thousands)
Consolidated Statement of Operations
Net sales	$2,522,008	$(54,624)	$111,160	$(704,885)	$1,873,659
Cost of sales	1,847,262	(24,693)	111,160	(561,917)	1,371,812
Selling, general and administrative	427,192	656	—	(69,061)	358,787
Research and development	47,959	—	—	(21,586)	26,373
Amortization of intangibles	19,643	729	—	(1,428)	18,944
Provision (recovery)—restructured operations	(11,632)	6,308	—	3,838	(1,486)

	2,330,424	(17,000)	111,160	(650,154)	1,774,430

Earnings (loss) from operations	191,584	(37,624)	—	(54,731)	99,229
Income from unconsolidated companies	23,776	(2,213)	—	(2,945)	18,618
Interest (expense) income—net	(60,995)	(2,048)	—	16,399	(46,644)
Other (expense) income—net	5,371	1,650	—	(338)	6,683

Earnings (loss) from continuing operations before income taxes	159,736	(40,235)	—	(41,615)	77,886
Income tax (benefit) provision	11,429	(11,279)	—	(19,897)	(19,747)

Net earnings (loss) from continuing operations	148,307	(28,956)	—	(21,718)	97,633
Earnings from discontinued operations—net	—	—	—	21,718	21,718

Net earnings (loss)	$148,307	$(28,956)	$—	$—	$119,351

	1998
	As Previously Reported	Restatement Adjustments	Reclassification Adjustments	Discontinued Operations	As Restated and Reclassified
(In thousands)
Consolidated Statement of Operations
Net sales	$2,230,351	$(18,136)	$84,140	$(527,313)	$1,769,042
Cost of sales	1,581,215	1,916	84,140	(395,941)	1,271,330
Selling, general and administrative	366,463	3,349	—	(54,244)	315,568
Research and development	48,690	—	—	(19,349)	29,341
Amortization of intangibles	17,364	—	—	(807)	16,557
Impairment charges on long-lived assets	25,661	(3,394)	—	(7,242)	15,025
Provision (recovery)—restructured operations	36,435	(2,914)	—	(13,951)	19,570

	2,075,828	(1,043)	84,140	(491,534)	1,667,391

Earnings (loss) from operations	154,523	(17,093)	—	(35,779)	101,651
Income from unconsolidated companies	26,172	(350)	—	(10,832)	14,990
Interest (expense) income—net	(45,756)	(1,279)	—	7,409	(39,626)
Other (expense) income—net	(10,031)	—	—	(4)	(10,035)

Earnings (loss) from continuing operations before income taxes	124,908	(18,722)	—	(39,206)	66,980
Income tax (benefit) provision	37,407	(12,392)	—	(16,978)	8,037

Net earnings (loss) from continuing operations	87,501	(6,330)	—	(22,228)	58,943
Earnings from discontinued operations—net	—	—	—	22,228	22,228

Net earnings (loss)	$87,501	$(6,330)	$—	$—	$81,171

	January 2, 2000
	As Previously Reported(a)	Restatement Adjustments	Reclassification Adjustments	Discontinued Operations	As Restated and Reclassified
(In thousands)
Consolidated Balance Sheet
Current Assets:
Cash and cash equivalents	$70,354	$(714)	$—	$—	$69,640
Marketable securities	14,217	—	—	—	14,217
Receivables—net of allowances	289,092	(78,249)	—	—	210,843
Inventories	375,722	21,970	—	—	397,692
Deferred income taxes	44,410	24,045	—	—	68,455
Prepaid expenses	14,802	—	—	—	14,802
Net assets of discontinued operations	494,406	(5,147)	—	—	489,259

Total Current Assets	1,303,003	(38,095)	—	—	1,264,908
Property, plant and equipment—net of accumulated depreciation	499,041	(22,365)	—	—	476,676
Intangible assets—net of accumulated amortization	577,301	(8,285)	—	—	569,016
Investments in unconsolidated companies	113,302	6,241	—	—	119,543
Other assets	38,061	—	—	—	38,061

Total Assets	$2,530,708	$(62,504)	$—	$—	$2,468,204

Current Liabilities:
Notes payable	$31,921	$—	$—	$—	$31,921
Current maturities of long-term debt	2,515	—	—	—	2,515
Accounts payable	209,983	—	—	—	209,983
Accrued liabilities	143,123	4,246	—	—	147,369
Income taxes	1,917	—	—	—	1,917
Dividends payable	16,190	—	—	—	16,190

Total Current Liabilities	405,649	4,246	—	—	409,895

Long-term Liabilities:
Long-term debt	921,592	—	—	—	921,592
Other long-term liabilities	88,785	—	—	—	88,785
Deferred income taxes	20,550	(8,498)	—	—	12,052
Shareholders' Equity:
Common stock	5,782	—	—	—	5,782
Additional paid-in-capital	332,480	—	—	—	332,480
Retained earnings	795,208	(58,252)	—	—	736,956
Unearned compensation—restricted stock	(3,439)	—	—	—	(3,439)
Accumulated other comprehensive income	(35,899)	—	—	—	(35,899)

Total Shareholders' Equity	1,094,132	(58,252)	—	—	1,035,880

Total Liabilities and Shareholders' Equity	$2,530,708	$(62,504)	$—	$—	$2,468,204

(a)
Previously reported in the Corporation's Second Quarter 2000 Quarterly Report on Form 10-Q.

4.  Acquisitions and Divestitures

    2000—Acquisitions and Divestitures:  On July 2, 2000, the Corporation completed the sale of substantially all of its global Electronics OEM business to Tyco Group S.a.r.l. ("Tyco") for $750.0 million in cash, subject to adjustment, with a portion of the proceeds deferred. The cash purchase price was reduced by approximately $14 million for debt assumed by Tyco. At closing, Tyco wire transfered funds of approximately $686 million and retained $50 million of the purchase price. During the third quarter of 2000, $15 million of withheld proceeds were released to the Corporation. The remaining amount of proceeds withheld will be distributed upon completion of events as described in Note 17 "Contingencies." The results of the Electronics OEM business have been reported separately as discontinued operations in the accompanying consolidated financial statements. The results of discontinued operations do not reflect any allocated corporate overhead expenses for centralized administration, finance and information technology departments.

    The sale resulted in a pretax gain of $231.1 million, which, reduced by $97 million of income taxes, produced a gain on sale of discontinued operations of $134.1 million. The gain includes $14.7 million of losses, net of $3.3 million of tax benefit, resulting from the operations of the Electronics OEM business from April 3, 2000 to the closing date.

    Net sales and earnings from discontinued operations prior to April 3, 2000 are as follows:

	2000	1999	1998
(In thousands)
Net sales	$205,103	$704,885	$527,313

Earnings before income taxes	$23,546	$41,615	$39,206
Income tax expense	8,822	19,897	16,978

Earnings from discontinued operations	$14,724	$21,718	$22,228

    Included in earnings from discontinued operations is interest expense of $4.3 million for the three-month period prior to April 3, 2000 and $16.4 million and $7.4 million for the years 1999 and 1998, respectively, all of which were allocated to discontinued operations based upon the ratio of invested capital of discontinued operations to consolidated invested capital.

    The Corporation sold its Telzon/HDDX product line in March 2000 for an amount which approximated net book value. This product line had sales of $1 million in 2000 prior to its divestiture. The Corporation sold its Aster product line in November 2000 for an amount which approximated net book value. This product line had sales of $10 million in 2000 prior to its divestiture.

    The Corporation completed the purchase of one product line (telecommunications enclosures) for total consideration of $1.8 million in cash. The acquisition was accounted for using the purchase method of accounting.

    1999—Acquisitions and Divestitures:  The Corporation completed three acquisitions during 1999 for a total consideration of $70.7 million, consisting of $17.0 million of cash, $16.7 million of debt assumed, and 869,722 of shares of the Corporation's Common Stock. Two of those acquisitions were accounted for using the purchase method of accounting. Accordingly, results of those operations have been included in the consolidated statements of operations since the date of the acquisition. The aggregate purchase price was allocated to the acquired assets based on their respective fair values with the excess of $12.5 million allocated to goodwill to be amortized over 40 years. Those two acquisitions added $28.9 million to sales in 1999. The third acquisition was accounted for as an immaterial pooling of interests with the results of that acquisition included in the Corporation's results as of the beginning of 1999 without restating prior-year results. This acquisition contributed $47.9 million to sales in 1999.

    The Corporation sold its Megaflex, Photon and broadband RF amplifier product lines for a pretax loss of $2.2 million. Those three lines produced 1999 sales of $64.5 million through the third quarter of 1999 prior to divestiture.

    1998—Acquisitions:  In November 1998, the Corporation purchased Kaufel Group Ltd., (Kaufel) an international company headquartered in Montreal, Canada, specializing in the design, manufacture and distribution of emergency and other lighting products and systems for the industrial and commercial markets, for a cash price of approximately $100 million, and the assumption of approximately $60 million of outstanding debt. The acquisition was accounted for using the purchase method, with the aggregate purchase price allocated to the acquired assets based on their respective fair values and the excess of approximately $37 million allocated to goodwill. The goodwill is being amortized on a straight-line basis over 40 years. The Kaufel acquisition added $30.2 million to the Corporation's sales in 1998.

    The Corporation completed seven other acquisitions in addition to Kaufel, for a total consideration of $107 million, consisting of $68.2 million of cash and $38.8 million of debt assumed. All of those acquisitions were accounted for using the purchase method of accounting, with the aggregate purchase price allocated to the acquired assets based on their respective fair values and the excess of $36.5 million allocated to goodwill. The goodwill is being amortized on a straight-line basis over 40 years. Those acquisitions added $28.6 million to sales in 1998.

5.  Restructuring and Asset Impairments

  1998 Restructuring

    During the third quarter of 1998, the Corporation recorded pretax restructuring charges primarily related to a program to reduce costs by consolidating several facilities and product line operations, terminating employees at affected locations and downsizing administrative functions. The charges to continuing operations were comprised of a $24.5 million provision for restructuring operations, a $15.0 million provision for related fixed asset impairments and $11.7 million of inventory writedowns related to the restructuring, which were classified in cost of sales in the accompanying Consolidated Statements of Operations. The components of those charges were:

	Original Provision	1998 Payments	1998 Ending Balance	1999 Payments & Adjustments	1999 Remaining Balance	2000 Payments & Adjustments	2000 Remaining Balance
(In millions)
Severance and employee-related costs	$19.6	$(6.7)	$12.9	$(9.4)	$3.5	$(3.5)	$—
Other facility exit costs	4.9	(0.4)	4.5	(3.6)	0.9	(0.9)	—

Provision for restructured operations	$24.5	$(7.1)	$17.4	$(13.0)	$4.4	$(4.4)	$—

Property, plant and equipment write-offs	$15.0

Inventory write-offs related to restructuring	$11.7

    Severance and other employee-related costs involved actions that resulted in a net reduction of approximately 300 jobs as of December 31, 2000 including administrative positions at plants and corporate headquarters. The property, plant and equipment write-offs reduced to fair value the carrying amount of fixed assets that were not to be relocated in conjunction with their associated manufacturing process. Assets written down as part of the cost-reduction program remained classified as property, plant and equipment until idled. Inventory write-offs primarily related to items that became obsolete due to modifications of manufacturing processes for product lines being relocated, items not cost-effective to relocate, and, to a lesser degree, inventory associated with discontinued products. During 1999, the original provision was reduced by $1.5 million and during 2000, the original provision was reduced by $2.8 million primarily due to management's subsequent decision not to close three facilities. Additionally, the 1998 restructuring provision was reduced by approximately $5 million to reflect the reversal of an amount previously accrued for in the 1996 restructuring plan that was ultimately determined to be unnecessary.

    The cost-reduction program commenced in 1998 was completed by year-end 2000. Certain other costs, primarily related to the relocation of inventory, equipment and personnel, were not accruable until incurred.

Impairment Charges for Long-Lived Assets

    Subsequent to its decision to sell the Electronics OEM business, the Corporation's management re-evaluated the strategic importance of a number of smaller product lines and concluded that it will dispose of some of those product lines by sale or otherwise. The Corporation has considered net cash flows, including the expected proceeds from the sale of assets of those product lines, and as a result has recorded impairment losses for long-lived assets of approximately $33.4 million during 2000. Impairment losses totaled approximately $20.7 million for the Electrical segment (primarily die cast fittings, circuit protection, electrical enclosures product lines) and totaled approximately $12.7 million for the Communications segment (primarily premise wiring product line). Other related charges, primarily inventory write-downs, totalled approximately $27 million. Electrical and Communications segment sales during 2000 for the above-mentioned product lines were approximately $50 million and $10 million, respectively.

    The following table indicates, by segment and by primary product line, the Corporation's charges in 2000 and the related financial statement captions impacted by these charges in the accompanying Consolidated Statements of Operations and Consolidated Balance Sheets.

	Impairment Charge on Long-Lived Assets		Cost of Sales
(In thousands)	Property, Plant and Equipment	Goodwill	Inventory	Accrued Liabilities and Accounts Receivable	Total Charges
Electrical Segment:
Die cast fittings	$7,280	$274	$—	$—	$7,554
Circuit protection	10,000	—	500	—	10,500
Electrical enclosures	1,212	308	254	—	1,774
Other product lines	—	1,598	—	—	1,598

	18,492	2,180	754	—	21,426

Communications Segment:
Premise wiring	3,510	6,164	19,886	2,557	32,117
Other product lines	617	2,408	3,627	—	6,652

	4,127	8,572	23,513	2,557	38,769

	$22,619	$10,752	$24,267	$2,557	$60,195

6.  Basic and Fully Diluted Earnings Per Share

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

(In thousands, except per share data)	2000	1999	1998
Net earnings (loss) from continuing operations	$(193,383)	$97,633	$58,943
Earnings from discontinued operations—net	14,724	21,718	22,228
Gain on sale of discontinued operations—net	134,089	—	—

Net earnings (loss)	$(44,570)	$119,351	$81,171

Basic shares:

Average shares outstanding	57,950	57,690	56,677

Basic earnings (loss) per share:
Net earnings (loss) from continuing operations	$(3.33)	$1.69	$1.04
Earnings from discontinued operations—net	0.25	0.38	0.39
Gain on sale of discontinued operations—net	2.31	—	—

Net earnings (loss)	$(0.77)	$2.07	$1.43

Diluted shares:
Average shares outstanding	57,950	57,690	56,677
Additional shares from the assumed exercise of stock options	—	222	313

	57,950	57,912	56,990

Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$(3.33)	$1.69	$1.03
Earnings from discontinued operations—net	0.25	0.37	0.39
Gain on sale of discontinued operations—net	2.31	—	—

Net earnings (loss)	$(0.77)	$2.06	$1.42

    Due to the net loss in 2000, the assumed net exercise of stock options in that year was excluded, as the effect would have been anti-dilutive. Options for 2,949,000, 866,000 and 393,000 shares of Common Stock in 2000, 1999 and 1998, respectively, were excluded because their effect was anti-dilutive.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

7.  Income Taxes

    The total pretax earnings (loss) and tax expense (benefit) recorded by the Corporation in 2000, 1999 and 1998 was as follows:

(In thousands)	Pretax	Tax Expense (Benefit)	Tax Rate
2000
Continuing operations	($272,230)	($78,847)	(29.0)%
Discontinued operations	23,546	8,822	37.5%
Gain on sale of discontinued operations	231,232	97,143	42.0%

	(17,452)	27,118

1999
Continuing operations	77,886	(19,747)	(25.4)%
Discontinued operations	41,615	19,897	47.8%

	119,501	150

1998
Continuing operations	66,980	8,037	12.0%
Discontinued operations	39,206	16,978	43.3%

	$106,186	$25,015

    The relationship of domestic and foreign components of earnings (loss) from continuing operations before income taxes are as follows:

(In thousands)	2000	1999	1998
Domestic	($324,908)	$33,067	$42,021
Foreign	52,678	44,819	24,959

	($272,230)	$77,886	$66,980

    The components of income tax expense (benefit) on continuing operations are as follows:

(In thousands)	2000	1999	1998
Current
Federal	($93,158)	($19,490)	$34,320
Foreign	31,788	12,946	19,942
State and local	(3,149)	(6,178)	829

Total current expense (benefit)	(64,519)	(12,722)	55,091

Deferred
Domestic	(8,530)	(16,732)	(40,091)
Foreign	(5,798)	9,707	(6,963)

Total deferred expense (benefit)	(14,328)	(7,025)	(47,054)

	($78,847)	($19,747)	$8,037

    The reconciliation between the federal statutory tax rate and the Corporation's effective tax rate on continuing operations is as follows:

	2000	1999	1998
Federal statutory tax rate	(35.0)%	35.0%	35.0%
Increase (reduction) resulting from:
State tax—net of federal tax benefit	(6.1)	(8.7)	(7.3)
Partially tax-exempt income	(4.0)	(15.4)	(19.3)
Goodwill amortization	2.6	4.6	6.0
Non-taxable income of company acquired in pooling of interests	—	(0.7)	(0.6)
Change in valuation allowance	7.0	—	—
Tax refund claims	—	(16.1)	—
Tax exams and reassessment of tax exposures	—	(23.4)	—
Other	6.5	(0.7)	(1.8)

Effective tax rate	(29.0)%	(25.4)%	12.0%

    The components of the Corporation's net deferred tax assets were:

(In thousands)	December 31, 2000	January 2, 2000
Deferred tax assets
Asset impairments	$9,288	$14,355
Accrued employee benefits	8,014	7,893
Accounts receivable and other	52,646	52,283
Inventory	31,980	506
Tax credit and loss carryforwards	73,243	70,463
Pension benefits	9,860	7,768
Other	13,944	16,568
Valuation allowance	(62,152)	(43,431)

Net deferred tax assets	136,823	126,405

Deferred tax liabilities
Property, plant and equipment	(30,037)	(39,163)
Investments and foreign liabilities	(36,055)	(30,839)

Total deferred tax liabilities	(66,092)	(70,002)

Net deferred tax assets	$70,731	$56,403

    The valuation allowance for deferred tax assets increased by $18.7 million in 2000 due to net operating loss carryforwards. The remaining valuation allowance at December 31, 2000 related to net operating loss carryforwards and tax credit carryforwards. At December 31, 2000, the Corporation had approximately $14 million of foreign tax credits which, if unused, would expire by 2005; $10 million of state income tax credits which, if unused, would expire by 2010; and $483 million of loss carryforwards ($92 million of which, if unused, would expire by 2005, $33 million by 2010 and $358 million beyond 2010).

    Realization of the deferred tax assets is dependent upon the Corporation's ability to generate sufficient future taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets, net of the existing valuation allowance at December 31, 2000. Future taxable income is based on management's forecast of the operating results of the Corporation, and there can be no assurance that such results will be achieved. Management continually reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income may not be generated to fully realize the net deferred tax assets, the Corporation will increase the valuation allowance by a charge to income tax expense in the period of such determination.

8.  Fair Value of Financial Instruments

    The Corporation's financial instruments include cash and cash equivalents, marketable securities, short-term borrowings, long-term debt, commodity contracts and foreign currency contracts. The carrying amounts of those financial instruments generally approximated their fair values at December 31, 2000 and January 2, 2000, except that, based on the borrowing rates currently available to the Corporation under current market conditions, the fair value of long-term debt (including current maturities) was approximately $658.7 million and $908.7 million at December 31, 2000 and January 2, 2000, respectively.

    The cost bases and fair market values of available-for-sale financial instruments at December 31, 2000 and January 2, 2000 were:

(In thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
As of December 31, 2000 Mortgage-backed	$11,605	$673	$(17)	$12,261
Certificates of Deposit	7,129	—	—	7,129

	$18,734	$673	$(17)	$19,390

As of January 2, 2000 Mortgage-backed	$13,242	$1,097	$(122)	$14,217

    The mortgage-backed securities held at December 31, 2000 had expected maturities ranging from three to 19 years.

    Included in other assets are marketable securities (trading) under a supplemental executive investment plan that totaled $18.0 million as of December 31, 2000 and $17.4 million as of January 2, 2000.

9.  Derivative Instruments

    As of December 31, 2000, the Corporation had outstanding forward foreign exchange contracts of $122.2 million, for the sale or purchase of principally Canadian, Australian and European currencies, all maturing within 60 days. As of January 2, 2000, the Corporation had outstanding forward foreign exchange contracts of $164.3 million. Deferred contract gains and losses at December 31, 2000 and January 2, 2000, were not significant.

    The Corporation is exposed to risk from fluctuating prices for commodities used to manufacture its products primarily: copper, zinc and aluminum. Some of that risk is hedged through the use of futures contracts that fix the price the Corporation will pay for the commodity. Cost of sales reflects the commodity cost including the effects of the commodity hedge. As of December 31, 2000, the Corporation had $20.1 million of those contracts outstanding maturing through December 31, 2001. The maturities of the contracts highly correlate with the actual purchases of the commodity. The amounts paid or received are calculated based on the notional amounts under the contracts. The use of such commodity contracts effectively protects the Corporation against changes in the price of the commodity to the extent of the notional amount under the contract. Recording the fair value of commodity contracts as of December 31, 2000 would have resulted in a $0.4 million loss. In light of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133," it is expected that the Corporation's existing commodity hedge instruments will be marked to market each accounting period with the gains and losses included in operations as other income or expense.

    The Corporation has the capacity to enter into interest-rate swaps to reduce the impact of changes in interest rates on portions of floating-rate debt. The rate differential paid or received under those agreements is accrued monthly, consistent with the terms of the agreements and market interest rates. Those agreements are with financial institutions having at least a single-A credit rating, which minimizes non-performance risk. As of December 31, 2000 and January 2, 2000, the Corporation had no outstanding interest-rate swaps.

10.  Debt

    The Corporation's long-term debt at December 31, 2000 and January 2, 2000, was:

(In thousands)	December 31, 2000	January 2, 2000
Notes payable with a weighted-average interest rate at December 31, 2000 of 6.78%, due through 2009	$605,734	$598,654
Non-U.S. borrowings with a weighted-average interest rate at December 31, 2000 of 5.25%, due through 2002	52,319	90,878
Industrial revenue bonds with a weighted-average interest rate at December 31, 2000 of 4.68%, due through 2008	14,655	19,055
Commercial paper	—	148,764
Other bank borrowings	—	60,571
Other	3,300	6,185

	676,008	924,107
Less current portion	6,025	2,515

Long-term debt	$669,983	$921,592

    Principal payments due on long-term debt including capital leases in each of the five years subsequent to December 31, 2000 are $6.0 million, $51.0 million, $60.0 million, $128.0 million and $7.4 million, respectively.

    The Corporation has committed borrowing facilities of $420 million. Those facilities include $400 million of revolving credit commitments with two groups of banks that make $200 million available through June 2003 and the remaining $200 million available through June 2001. Under the latter facility, any committed borrowings outstanding as of June 2001, would mature on June 2002. There were no borrowings outstanding under those facilities as of December 31, 2000 or January 2, 2000. The Corporation has the option, at the time of drawing funds under such facilities, of selecting an interest rate based on a number of benchmarks including LIBOR, the certificate of deposit rate or the prime rate of the agent bank. The credit facilities include covenant provisions among which are limitations on the amount of future indebtedness that are based on certain financial ratios. The Corporation's commercial paper program is backed by these credit facilities.

    The Corporation also has a number of uncommitted credit facilities to provide funding for both its domestic and international operations. In the normal course of its business activities, the Corporation is required under certain contracts to provide letters of credit that may be drawn in the event the Corporation fails to perform under the contracts. Outstanding letters of credit or similar financial instruments amounted to $40.1 million at December 31, 2000.

    During 2000, the Corporation purchased a total of $177.1 million of receivables sold under the Corporation's previous asset securitization program. Due to limitations imposed under this program, the Corporation (using its debt facilities) purchased $83.2 million of receivables prior to June 2000 which were sold under this program. Additionally, immediately prior to the Electronics OEM sale, the Corporation purchased (using its debt facilities) the remaining $93.9 million of receivables sold under this program.

    Short-term debt includes short-term notes payable as of December 31, 2000 and January 2, 2000 of $0.5 million and $31.9 million, respectively, and as of December 31, 2000, $16.0 million representing outstanding checks in excess of cash on deposit.

    Interest expense-net in the accompanying statements of operations includes interest income of $8.2 million, $7.0 million and $5.4 million in 2000, 1999 and 1998, respectively.

11.  Stock Option and Incentive Plans

    The Corporation has stock option plans that provide for the purchase of the Corporation's Common Stock by its key employees and directors. At December 31, 2000, a total of 3,697,498 shares was reserved for issuance under stock options or restricted stock awards already granted or available for future grants.

    A summary of the options outstanding at December 31, 2000 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$14.31-$28.34	333,328	7.73 Years	21.69	111,478	25.63
29.03- 29.03	705,965	8.22 Years	29.03	179,779	29.03
29.25- 36.58	621,034	3.09 Years	32.78	621,034	32.78
38.59- 42.50	624,465	6.48 Years	41.16	427,223	40.54
44.00- 59.56	766,462	6.02 Years	48.03	675,572	47.56

$14.31-$59.56	3,051,254	6.21 Years	$36.25	2,015,086	$38.65

    The following is a summary of the option transactions for the years 2000, 1999 and 1998:

	Shares	Average Per Share Option Price
Balance at December 28, 1997	1,848,745	$36.53

Granted	471,661	50.16
Exercised	(233,377)	31.83
Terminated	(82,753)	44.14

Balance at January 3, 1999	2,004,276	$39.97

Granted	787,590	41.99
Exercised	(102,986)	32.29
Terminated	(400,908)	42.10

Balance at January 2, 2000	2,287,972	$40.64

Granted	1,050,342	26.94
Exercised	(135)	23.99
Terminated	(286,925)	37.24

Balance at December 31, 2000	3,051,254	$36.25

Exercisable at January 3, 1999	1,164,493	$34.74
Exercisable at January 2, 2000	1,432,441	$37.83
Exercisable at December 31, 2000	2,015,086	$38.65

    The 1993 Management Stock Ownership Plan provides that, for each calendar year, up to 1.25% of the outstanding Common Stock of the Corporation will be available for issuance as grants or awards. That plan provides for granting stock options at a price not less than the fair market value on the date of grant with a term not to exceed 10 years. The plan also provides for the issuance of restricted stock awards as incentive compensation to key employees. The awards are subject to certain restrictions, including full vesting if the restricted stock recipient remains in the employ of the Corporation three years after receiving the award. The value of the awards is recorded as compensation expense over the vesting period. Restricted shares awarded under that plan were 177,005 in 2000, 75,372 in 1999 and 79,724 in 1998.

    The Corporation has a Restricted Stock Plan for Nonemployee Directors under which each director receives 200 restricted shares of Common Stock annually for a full year of service. Those shares remain restricted during the directors' terms. Shares issued under that plan were 2,000 shares in 2000; 1,883 shares in 1999; and 2,000 shares in 1998.

    The Corporation has a stock option plan under which each nonemployee director received for each of the years 2000, 1999 and 1998 a nonqualified stock option grant for 800 shares of Common Stock. The exercise price is the fair market value on the date of grant. Each option is fully vested and exercisable on the date of grant with a term of 10 years. The Corporation also has a deferred fee plan under which each nonemployee director can defer all or a portion of compensation for earned services as a director. Any amount deferred is valued in accordance with the director's election in a hypothetical investment in Common Stock (Stock Credits) or in one or more of seven mutual funds. In addition, nonemployee directors receive an annual grant of Stock Credits having a value of $7,500. Stock Credits are distributed in shares of Common Stock and mutual fund accounts are distributed in cash upon a director's termination of service.

    The Corporation continues to account for its stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for fixed stock option plans. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," a valuation using the fair-value-based accounting method has been made for stock options issued in 2000, 1999 and 1998. That valuation was performed using the Black-Scholes option-pricing model.

    The Corporation's 10-year term options were valued assuming:

	2000	1999	1998
Risk-free interest rate on issuance date	6.50%	5.00%	5.50%
Dividend yield	4.00%	2.50%	2.50%
Volatility	30.00%	20.00%	20.00%
Average expected option life	5 years	5 years	5 years

    The valuation determined a per-share weighted-average fair value for options granted during 2000, 1999 and 1998 of $6.68, $8.49 and $10.63, respectively. Had those options been accounted for using the fair-value method, they would have resulted in additional compensation cost of $4.0 million, $3.1 million, and $3.1 million net of taxes for 2000, 1999 and 1998, respectively.

    Had the Corporation adopted the fair-value-based accounting method for stock options, net (loss) would have been $(48.6) million ($(0.84) basic and diluted loss per share) in 2000; net earnings would have been $116.2 million ($2.01 basic and diluted earnings per share) in 1999; and $78.1 million ($1.38 basic earnings per share; $1.37 diluted earnings per share) in 1998.

12.  Postretirement Benefits

  Pension Plans

    The Corporation and its subsidiaries have several noncontributory pension plans covering substantially all employees. Those plans generally provide pension benefits that are based on compensation levels and years of service. Annual contributions to the plans are made according to the established laws and regulations of the applicable countries. Plan assets are primarily invested in equity securities, fixed income securities and cash equivalents.

    The Corporation maintains non-qualified supplemental pension plans covering certain key executives, which provide for benefit payments that exceed the limit for deductibility imposed by income tax regulations. The benefit obligation related to these unfunded plans was $12.2 million at December 31, 2000, $11.4 million at January 2, 2000 and $12.3 million at January 3, 1999.

    During 2000, the Corporation had a domestic curtailment gain of approximately $6 million and an international curtailment loss of approximately $1 million, both resulting from the sale of the Electronics OEM business. In conjunction with the Electronics OEM sale, the Corporation retained liabilities as of the closing date for (1) any under-funding of foreign plans associated with locations qualifying as legal entity sales and (2) fully-vested and "frozen" benefits for all domestic employees and substantially all other foreign employees.

    Net periodic pension cost for 2000, 1999 and 1998 for the Corporation's defined benefit pension plans included the following components:

(In thousands)	2000	1999	1998
Service cost—benefits earned during the period	$8,439	$9,728	$10,542
Interest cost on projected benefit obligation	19,959	17,931	17,077
Expected return on plan assets	(23,238)	(21,314)	(19,659)
Net amortization of unrecognized:
Prior service costs	579	590	607
Transition amount	(1,568)	(1,557)	(1,536)
Plan net losses	89	395	392
Curtailment and settlement losses (gains)	(4,632)	84	816

Net periodic pension cost (benefit)	$(372)	$5,857	$8,239

    Assumed weighted-average rates used in developing the net periodic pension cost were:

	U.S. Plans			Non-U.S. Plans
	2000	1999	1998	2000	1999	1998
Discount rate	8.0%	7.0%	7.3%	6.4%	5.9%	6.1%
Rate of increase in compensation level	4.5%	4.5%	4.5%	3.9%	3.9%	3.8%
Expected long-term rate of return on plan assets	9.8%	9.8%	9.5%	7.8%	7.6%	7.7%

    The following is information regarding the Corporation's 2000 and 1999 pension benefit obligation:

(In thousands)	2000	1999
Change in benefit obligation:
Benefit obligation at beginning of year	$252,343	$267,216
Service cost	8,439	9,728
Interest cost	19,959	17,931
Employee contributions	888	855
Plan amendments	41	—
Actuarial loss (gain)	23,837	(28,037)
Foreign-exchange impact	(2,064)	104
Curtailments	(5,590)	(57)
Settlements	(2,254)	(601)
Benefits paid from fund	(17,340)	(14,740)
Benefits paid directly	(39)	(56)

Benefit obligation at end of year	278,220	252,343

Change in plan assets:
Fair value of plan assets at beginning of year	246,876	229,678
Actual return on plan assets	6,175	29,546
Company contributions	3,858	2,224
Employee contributions	888	855
Foreign-exchange impact	(1,994)	(86)
Settlements	(940)	(601)
Benefits paid	(17,340)	(14,740)

Fair value of plan assets at end of year	237,523	246,876

Funded status:
Benefit obligation in excess of plan assets	40,697	5,467
Unrecognized:
Net transition asset	169	1,730
Plan net gain (loss)	(29,400)	10,813
Prior service costs	(871)	(1,834)

Accrued benefit costs	$10,595	$16,176

    The present value of projected benefits for U.S. plans recorded at December 31, 2000 and January 2, 2000 was determined using discount rates of 7.5% and 8.0%, respectively, and an assumed rate of increase in compensation of 4.5%.

    The Corporation's recognized defined benefit pension liability for 2000 and 1999 included the following components:

(In thousands)	2000	1999
Prepaid benefit costs	$(7,531)	$(7,154)
Accrued benefit liability	20,553	24,283
Accumulated other comprehensive income	(2,364)	(651)
Intangible asset	(63)	(302)

Net liability recognized	$10,595	$16,176

Postretirement Plans

    The Corporation provides certain health-care and life insurance benefits to certain retired employees and certain active employees who meet age and length of service requirements. The Corporation is recognizing the estimated liability for those benefits over the estimated lives of the individuals covered, and is not funding that liability. The plan is closed to new entrants. Plan net gains and losses are amortized over a five-year period.

    The net periodic cost for postretirement health-care and life insurance benefits in 2000, 1999 and 1998 included the following components:

(In thousands)	2000	1999	1998
Service cost—benefits earned during the period	$—	$—	$22
Interest cost on projected benefit obligation	1,737	1,893	1,970
Net amortization of unrecognized:
Prior service costs, net of amendment impacts	(30)	41	41
Plan net gains	(1,188)	(627)	(1,051)
Transition amount, net of amendment impacts	948	1,009	1,009

Net periodic cost	$1,467	$2,316	$1,991

    The following is information regarding the Corporation's 2000 and 1999 postretirement benefit obligation:

(In thousands)	2000	1999
Change in benefit obligation:
Benefit obligation at beginning of year	$25,690	$28,342
Interest cost	1,737	1,893
Actuarial loss	(496)	(2,280)
Amendments (see below)	(5,848)	—
Benefits paid	(2,636)	(2,265)

Benefit obligation at end of year	$18,447	$25,690

    For domestic non-union postretirement participants, the Corporation gave such participants the option of (1) remaining in the postretirement plan, which was amended in the fourth quarter of 2000 to significantly increase their amount of co-payment for continuing benefits, or (2) terminating from the postretirement plan in exchange for receiving minimal payments directly from the Corporation to offset the participant's cost of obtaining alternate coverage from other non-Corporation sources.

(In thousands)	2000	1999
Total postretirement benefit obligation	$18,447	$25,690
Unrecognized:
Net transition liability	(9,197)	(12,900)
Plan net losses	4,243	4,936
Prior service gains (losses)	3,025	(39)

Accrued benefit cost	$16,518	$17,687

    The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% in 2000 and 8.0% in 1999. For certain domestic union members, an increase in the cost of covered health-care benefits of 7.7% was assumed for 2000, and graded down annually to 5.0% for 2005 and future years. For all other members the cost of covered health-care benefits is capped at 3.0% for all future years. A 1.0% increase or 1.0% decrease in the health-care cost trend rate would increase or decrease the accumulated postretirement benefit obligation by $0.2 million at December 31, 2000, and increase or decrease, respectively, the net periodic cost by $0.1 million for the year then ended.

  Other Benefits

    The Corporation sponsors defined contribution 401(k) savings plans for its U.S. employees for which the Corporation's contributions are based on a percentage of employee contributions. The cost of those plans for continuing operations was $5.4, $6.8 and $6.1 million in 2000, 1999 and 1998, respectively.

13.  Leases

    The Corporation and its subsidiaries are parties to various leases relating to plants, distribution facilities, office facilities, automobiles and other equipment. Related real estate taxes, insurance and maintenance expenses are normally obligations of the Corporation. It is expected that in the normal course of business the majority of the leases will be renewed or replaced by other leases. Capitalized leases are not significant.

    Future minimum payments under noncancelable operating leases consisted of the following at December 31, 2000:

(In thousands)
2001	$19,646
2002	16,578
2003	11,170
2004	8,259
2005	5,695
Thereafter	29,912

Total minimum operating lease payments	$91,260

    Rent expense for operating leases was $30.1, $31.5 and $24.5 million in 2000, 1999 and 1998, respectively.

14.  Other Financial Data

    Other (expense) income—net consisted of the following:

(In thousands)	2000	1999	1998
Settlement of lawsuit	$15,000	$—	$—
Acquisition termination fee received	—	16,000	—
Losses on sale of receivables	(3,255)	(11,343)	(8,951)
Foreign-currency (losses) gains	(4,848)	387	(707)
Foreign-exchange contract gains	5,410	1,646	2,395
Other	(3,272)	(7)	(2,772)

Other (expense) income—net	$9,035	$6,683	$(10,035)

    In 2000, the Corporation received $15.0 million cash for settlement of a trade secret and trade dress infringement lawsuit. Included in 1999 is $16 million cash generated as a result of a termination fee related to a proposed acquisition.

    The Corporation expenses the cost of advertising as it is incurred. Total advertising expense was $29.4 million in 2000, $22.7 million in 1999 and $19.6 million in 1998.

    Accrued liabilities included salaries, fringe benefits and other compensation amounting to $40.2 and $39.6 million in 2000 and 1999, respectively.

    The Corporation conducts portions of its business through investments in companies accounted for using the equity method. Those companies are primarily engaged in the design, manufacture and selling of components used in assembling, maintaining or repairing electrical systems. Summarized financial information for the Corporation's equity investees on a combined basis was:

(In millions)	2000	1999	1998
Net sales	$1,366	$1,213	$1,140
Gross margin	389	376	346
Net income	49	60	40
Current assets	545	505	472
Non-current assets	198	177	140
Current liabilities	166	139	125
Non-current liabilities	163	168	166

    Leviton Manufacturing Co.:  In August 1994, the Corporation completed the purchase of a minority interest (29.1% of the outstanding common stock representing 23.55% of the voting common stock) in Leviton Manufacturing Co., Inc., a leading U.S. manufacturer of wiring devices, for approximately $51 million consisting of cash and common stock. Leviton's chief executive officer opposed the Corporation's acquisition. The chief executive officer, with his wife, owns approximately 50.5% of Leviton's outstanding common stock (76.45% of Leviton's voting common stock) through a voting trust (a majority sufficient for the approval of all corporate actions that Leviton might undertake; however, the majority is not sufficient to permit either federal income tax consolidation or pooling of interests accounting treatment in a merger). The remainder of the outstanding common stock, all of which is non-voting, is owned by approximately 19 other Leviton family members. The opposition of the chief executive officer to the Corporation's investment has resulted in litigation between Leviton and the Corporation, consisting of the Corporation's proceeding in Delaware in February 1995 to compel Leviton to make additional financial and other information available to the Corporation, and of Leviton's subsequent action against the Corporation and other parties in New York seeking damages and other relief in connection with the transaction in which the Corporation acquired its Leviton investment. The Corporation does not have and has not sought representation on Leviton's board of directors, which would be opposed by Leviton's chief executive officer, and does not receive copies of Leviton's board minutes.

    Notwithstanding the existence of an adversarial relationship with the controlling shareholder of Leviton, the Corporation has developed relationships with certain key members of Leviton management and believes that those relationships and other factors support management's conclusion that the Corporation has the ability to exercise significant influence over Leviton's financial and operating policies. The Corporation owns more than 20% of Leviton's voting stock, and there are no restrictions to the Corporation's ability to exercise the attributes of ownership; however, situations have not arisen to date in which the Corporation has had an opportunity to vote its Leviton shares in a matter that would demonstrate significant influence over Leviton's financial and operating policies. In addition, because the Corporation is a non-family shareholder, the Corporation believes that it has a greater ability than other shareholders to challenge actions by Leviton management that the Corporation considers adverse to shareholders' interests. Since inception, senior management responsible for Leviton's day-to-day operations and operating and financial policies have engaged in an ongoing dialogue with the Corporation, and they have acknowledged that the Corporation's presence as a Leviton shareholder has influenced the manner in which Leviton conducts business. Further, Leviton has taken certain actions following discussions with the Corporation that have been consistent with the Corporation's requests and suggestions. The Corporation's equity in earnings of Leviton was less than 10% of the 2000 consolidated pretax earnings (loss). Should the Corporation determine that it no longer has the ability to influence the operating and financial policies of Leviton, the Corporation, in compliance with GAAP, will adopt the cost method on a prospective basis.

    The following table reflects activity for accounts receivables reserve allowances during the three years ended December 31, 2000:

(In thousands)	Balance at beginning of year	Provisions(a)	Deductions	Balance at end of year
1998	$50,114	$128,021	$(132,586)	$45,549
1999	$45,549	$208,637	$(174,720)	$79,466
2000	$79,466	$260,439	$(190,429)	$149,476
(a)
Accounts receivable provisions are recorded as a reduction of net sales.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

15.  Segment and Other Related Disclosures

    The Corporation has two reportable segments: Electrical and Communications. The Electrical segment manufactures and sells a broad package of electrical connectors, components and accessories consisting primarily of fasteners, connectors, fittings, boxes and covers, metal framing, grounding materials and lighting products for use in industrial, commercial, residential and utility electrical installation construction and maintenance applications. The Communications segment produces and sells a package of drop-line hardware, connectors, fasteners, grounding materials, and various components for use in cable television, telecommunications and data communications applications. Some business activities cannot be classified in one of the aforementioned segments and are shown under All Other. Those businesses consist mainly of the manufacture and sale of steel structures for electrical transmission and distribution, power-generation and telecommunications applications and mechanical products, primarily heating units, for heating and ventilation applications. The Corporation's reportable segments are based on channels to market, and represent the primary mode used to assess allocation of resources and performance. Management evaluates each segment's profit or loss performance based on earnings before interest, taxes, impairments, restructure and certain other adjustments. The significant accounting policies applied to the segments to determine earnings are essentially those described in Note 2—Summary of Significant Accounting Policies. The Corporation

has no material inter-segment sales. General corporate assets not allocated to segments are principally cash, marketable securities, deferred income taxes and other miscellaneous assets.

Segment Information (In thousands)	2000	1999	1998
Net Sales
Electrical	$1,348,833	$1,388,812	$1,287,818	(a)
Communications	178,439	264,757	260,927
Related to all other	228,811	220,090	220,297

Total	$1,756,083	$1,873,659	$1,769,042

Segment Earnings (Loss) from Continuing Operations
Electrical	$(154,442)	$114,614	$151,439
Communications	(28,332)	(7,533)	12,800
Related to all other	8,581	23,254	21,589

Total	$(174,193)	$130,335	$185,828

Total Assets
Electrical	$1,329,174	$1,371,734	$1,296,843
Communications	164,946	260,667	255,325
Related to all other	242,820	194,526	217,018

Total	$1,736,940	$1,826,927	$1,769,186

Capital Expenditures
Electrical	$62,408	$66,835	$26,236
Communications	2,434	7,798	10,020
Related to all other	4,527	5,782	5,239

Total	$69,369	$80,415	$41,495

Depreciation and Amortization
Electrical	$66,152	$63,614	$56,685
Communications	12,076	15,785	13,322
Related to all other	16,367	8,716	8,526

Total	$94,595	$88,115	$78,533

(a)
A collective group of customers represented 10% of consolidated net sales from continuing operations in 1998.

    The following are reconciliations of the total of reportable segments to the consolidated company:

(In thousands)	2000	1999	1998
Net Sales
Total reportable segment net sales	$1,527,272	$1,653,569	$1,548,745
All other	228,811	220,090	220,297

Total	$1,756,083	$1,873,659	$1,769,042

Earnings (Loss) from Continuing Operations Before Income Taxes
Total reportable segment earnings (loss)	$(182,774)	$107,081	$164,239
Earnings on all other	8,581	23,254	21,589
Impairment, restructuring or other special charges	(57,380)	1,486	(69,611)
Interest expense—net	(47,894)	(46,644)	(39,626)
Loss on sale of receivables	(3,255)	(11,343)	(8,951)
Other	10,492	4,052	(660)

Total	$(272,230)	$77,886	$66,980

Total Assets
Total from reportable segments	$1,494,120	$1,632,401	$1,552,168
Related to all other	242,820	194,526	217,018
Net assets related to discontinued operations	—	489,259	434,749
General corporate(a)	350,823	152,018	173,006

Total	$2,087,763	$2,468,204	$2,376,941

Capital Expenditures
Total from reportable segments	$64,842	$74,633	$36,256
Related to all other	4,527	5,782	5,239

Total	$69,369	$80,415	$41,495

Depreciation and Amortization
Total from reportable segments	$78,228	$79,399	$70,007
Related to all other	16,367	8,716	8,526
General corporate	32	195	41

Total	$94,627	$88,310	$78,574

(a)
Increase in 2000 reflects portion of proceeds from Electronics OEM sale.

16.  Financial Information Relating to Operations in Different Geographic Areas

    The Corporation conducts business in five principal areas: U.S., Europe, Canada, Asia Pacific and Latin America.

(In thousands)	2000	1999	1998
Net Sales (by external customer locations)
U.S.	$1,269,071	$1,397,970	$1,431,703
Europe	150,246	180,192	113,181
Canada	291,483	257,667	201,187
Other foreign countries	45,283	37,830	22,971

Total	$1,756,083	$1,873,659	$1,769,042

Long-lived Assets
U.S.	$884,914	$959,071	$861,348
Europe	89,776	93,664	90,431
Canada	106,912	117,175	190,569
Other foreign countries	19,593	16,029	14,545

Total	$1,101,195	$1,185,939	$1,156,893

17.  Contingencies

Shareholder Litigation

    On February 16, 2000, certain shareholders of the Corporation filed a purported class-action suit in the United States District Court for the Western District of Tennessee against the Corporation, Clyde R. Moore and Fred R. Jones. The complaint alleges fraud and violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The plaintiffs allege that purchasers of the Corporation's common stock between April 28, 1999, and December 14, 1999, were damaged when the market value of the stock dropped by nearly 29 percent on December 15, 1999. The plaintiffs allege generally that the defendants artificially inflated the market value of the Corporation's common stock by a series of misleading statements or by failing to disclose certain adverse information. An unspecified amount of damages is sought. On July 12, 2000, the Corporation filed a Motion to Dismiss the suit, together with a memorandum of law in support of the motion to dismiss. After the motion was fully briefed, but before argument, plaintiffs requested and were granted leave to file an amended pleading adding claims based on the Corporation's announcement of additional accounting charges on August 21, 2000. A further amended complaint was subsequently filed expanding the alleged plaintiff class to include all purchasers of the Corporation's securities from April 28, 1999 to August 21, 2000.

    On August 28, 2000, a shareholder filed a purported class-action suit in the United States District Court for the Western District of Tennessee against the Corporation, Clyde R. Moore, T. Kevin Dunnigan, Fred R. Jones and John P. Murphy. The complaint alleges fraud and violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The plaintiffs allege that purchasers of the Corporation's common stock between February 15, 2000 and August 21, 2000 were damaged when the market value of the stock dropped by nearly 26% on June 20, 2000, and fell another 8% on August 22, 2000. The plaintiffs allege generally that the defendants artificially inflated the market value of the Corporation's common stock by a series of materially false and misleading statements or by failing to disclose certain adverse information. An unspecified amount of damages is sought. Three additional complaints alleging essentially identical claims were subsequently filed against the same defendants in the same court by plaintiffs represented by the same counsel who filed the August 28 action.

    On December 12, 2000 the Court issued an order consolidating all of the above actions into a single action, and appointing lead plaintiffs and lead counsel. The plaintiffs filed a consolidated complaint on January 25, 2001. The consolidated complaint essentially repeats the allegations in the earlier complaints described above but does not name T. Kevin Dunnigan or John P. Murphy; Clyde R. Moore and Fred R. Jones are the only individual defendants.

    The Corporation intends to contest the litigation vigorously and filed a renewed motion to dismiss on March 12, 2001. At this early stage of litigation, the Corporation is unable to predict the outcome of this litigation and its ultimate effect, if any, on the financial condition of the Corporation. However, management believes that there are meritorious defenses to the claims. Mr. Moore and Mr. Jones may be entitled to indemnification by the Corporation.

Tyco Dispute

    On November 1, 2000, pursuant to the Purchase Agreement between Tyco Group a.s.l. (Tyco) and the Corporation, dated May 7, 2000, as amended, Tyco delivered to the Corporation its proposed calculation of the Statement of Closing Working Capital and Statement of Closing Long-term Tangible Assets for the Electronics OEM business (collectively, the "Tyco Statement Calculation"). Under the terms of the Purchase Agreement, the purchase price to the Corporation on the closing date could be adjusted if the Closing Working Capital or the Closing Long-term Tangible Assets, which will be amounts agreed to by Tyco and the Corporation, or as determined by an agreed upon third party, are less than the Base Working Capital or the Base Long-term Tangible Assets, as defined in the Purchase Agreement (Base Working Capital and Base Long-term Tangible Assets collectively referred to herein as "Agreed Amounts"). The Tyco Statement Calculation delivered to the Corporation is substantially below the Agreed Amounts. As of December 31, 2000, Tyco was in possession of proceeds held back totaling $35 million.

    Management has reviewed the Tyco Statement Calculation and by a submission to Tyco dated January 15, 2001 disputed substantially all of the differences between the Tyco Statement Calculation and the Corporation's records. The parties have not reached an agreement on the closing statements. Under the terms of the Purchase Agreement, the parties are to refer the dispute to binding arbitration before an accounting arbitrator of their mutual choosing. Tyco and the Corporation have discussed the procedural rules for the proceeding and agreed to seek information regarding a potential arbitrator. At this time, the Corporation is unable to predict whether the purchase price on the closing date will be adjusted and, if so, its ultimate effect, if any, on the financial position or results of operations of the Corporation. While management believes that the Tyco Statement Calculation is incorrect and intends to vigorously dispute it, the impact on the Corporation would be material in the event the Tyco Statement Calculation is determined to be correct or substantially correct.

SEC Investigation

    Soon after issuing the August 21, 2000 press release announcing substantial charges in the second fiscal quarter of 2000, the Corporation received an informal request for information regarding the basis of the charges from the staff of the Securities and Exchange Commission (the "Commission") Enforcement Division. In response, the Corporation collected and produced the bulk of the documents requested and various former and current employees were interviewed telephonically by the Commission's staff.

    On January 4, 2001, the Commission issued a Formal Order of Investigation and subsequently has required the production of additional documents, conducted interviews and taken the testimony of current and former employees. Management is unable to express any opinion regarding the future course of this investigation; however, the Corporation intends to fully cooperate with the Commission during this process.

Other Legal Matters

    The Corporation is also involved in legal proceedings and litigation arising in the ordinary course of business. In those cases where the Corporation is the defendant, plaintiffs may seek to recover large and sometimes unspecified amounts, and some matters may remain unresolved for several years. The Corporation has provided for losses to the extent probable and estimable and additional losses, even though not anticipated, could be material with respect to financial position or results of operations in any given period.

Environmental Liabilities

    Under the requirements of the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, (the "Superfund Act") and certain other laws, the Corporation is potentially liable for the cost of clean-up at various contaminated sites identified by the United States Environmental Protection Agency and other agencies. The Corporation has been notified that it is named a potentially responsible party (PRP) at various sites for study and clean-up costs. In some cases there are several named PRPs and in others there are hundreds. The Corporation generally participates in the investigation or clean-up of potentially contaminated sites through cost-sharing agreements with terms which vary from site to site. Costs are typically allocated based upon the volume and nature of the materials sent to the site. However, under the Superfund Act and certain other laws, as a PRP, the Corporation can be held jointly and severally liable for all environmental costs associated with the site.

    When the Corporation becomes aware of a potential liability at a particular site, it conducts studies to estimate the amount of the liability. If determinable, the Corporation accrues what it considers to be the most accurate estimate of its liability at that site, taking into account the other participants involved in the site and their ability to pay. The Corporation has acquired facilities subject to environmental liability where, in one case, the seller has committed to indemnify the Corporation for those liabilities, and, in another, subject to an asset purchase agreement, the seller assumed responsibility for paying its proportionate share of the environmental clean-up costs.

    As of December 31, 2000 and January 2, 2000 the Corporation's accrual for future environmental costs was approximately $23 million. The Corporation is not able to predict the extent of its ultimate liability with respect to all of its pending or future environmental matters. However, the Corporation does not believe that any additional liability with respect to the aforementioned environmental matters will be material to its financial or competitive position or results of operations.

Thomas & Betts Corporation and Subsidiaries
SUPPLEMENTARY FINANCIAL INFORMATION

	Unaudited
(In thousands, except per share data)	2000(b)(c)	1999(b)(c)
First Quarter
Net sales	$475,132	$468,395
Gross profit	119,437	137,093
Earnings from continuing operations	8,615	22,563
Per share earnings from continuing operations(a)
Basic	0.15	0.39
Diluted	0.15	0.39

Second Quarter
Net sales	$403,645	$485,445
Gross profit (loss)	(25,082)	139,053
Earnings (loss) from continuing operations	(112,733)	26,372
Per share earnings (loss) from continuing operations(a)
Basic	(1.94)	0.46
Diluted	(1.94)	0.46

Third Quarter
Net sales	$443,177	$492,989
Gross profit	96,617	131,441
Earnings (loss) from continuing operations	119,223	48,420
Per share earnings (loss) from continuing operations(a)
Basic	(0.33)	0.84
Diluted	(0.33)	0.83

Fourth Quarter
Net sales	$434,129	$426,830
Gross profit	76,609	94,260
Earnings (loss) from continuing operations	(70,042)	278
Per share earnings (loss) from continuing operations(a)
Basic	(1.20)	0.00
Diluted	(1.20)	0.00

(a)
Basic per share amounts are based on average shares outstanding in each quarter. Certain diluted per share amounts also reflect potential dilution from stock options.

(b)
During 2000, the Corporation began reporting expenses for transportation of products to customers and between its facilities as a component of cost of sales as a result of the adoption of EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." These transportation costs had previously been reported as a reduction of net sales. Prior periods have been reclassified to conform to the 2000 presentation. Those reclassifications had no effect on earnings or (loss) in any period.

(c)
Quarters prior to the third quarter of 2000 have been restated for the effects of the divesture of the Electronics OEM business, which has been reported separately as discontinued operations, and for the effects of the restatement of the Consolidated Financial Statements described in Note 3 of the Notes to Consolidated Financial Statements.

Restatement and Reclassification of Quarterly Data (Unaudited)

    The following table shows the effects of the restatement, discontinued operations and reclassifications on the Corporation's net sales and net earnings (loss) from continuing operations. In the tables that follow, the columns labeled "Restatement Adjustments" and "Reclassification Adjustments" represent consolidated adjustments for both continuing and discontinued operations. To the extent the information was not previously reported, the column labeled "Discontinued Operations" represents the reclassification of such operations, as restated, out of continuing operations.

	2000		1999
(In millions)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter(b)	Second Quarter	First Quarter(b)
Net sales, as previously reported	$285.5	$462.9	$621.7	$460.2	$483.1	$452.8
Restatement adjustments	85.4	(13.5)	(33.0)	8.6	(21.1)	(7.4)
Reclassification adjustments (a)	32.7	25.7	28.2	24.2	23.5	23.0
Less: Net sales from discontinued operations (c)	—	—	190.1	—	—	—

Net sales from continuing operations, as restated	$403.6	$475.1	$426.8	$493.0	$485.5	$468.4

Net earnings (loss), as previously reported	$(36.8)	$35.8	$23.2	$46.9	$43.7	$34.5
Restatement adjustments	58.2	(12.5)	(27.2)	12.3	(9.9)	(4.1)
Less: Net earnings (loss) from discontinued operations	—	14.7	(4.3)	10.8	7.4	7.8
Less: Gain on sale of discontinued operations	134.1	—	—	—	—	—

Net earnings (loss) from continuing operations, as restated	$(112.7)	$8.6	$0.3	$48.4	$26.4	$22.6

(a)
During 2000, the Corporation began reporting expenses for transportation of products to customers and between its facilities as a component of cost of sales as a result of the adoption of Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." These transportation costs had previously been reported as a reduction of net sales. Prior periods have been reclassified to conform to the 2000 presentation. Those reclassifications had no effect on earnings or (loss) in any period.

(b)
Previously reported net sales and net earnings from continuing operations for the first and third quarters of 1999 included an earlier restatement of the Corporation's consolidated financial statements. See Note 3 of the Notes to Consolidated Financial Statements.

(c)
Discontinued operations not previously reported for the fourth quarter of 1999.

    The principal components of the restatement, as well as the periods effected, are as follows:

	Restatement Attribution (Unaudited)
	2000(a)		1999(a)
(In thousands)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Continuing Operations:
Net sales:
Revenue recognition	$49,008	$2,647	$(4,343)	$(6,538)	$(19,258)	$(5,920)
Other revenue adjustments	36,419	(16,136)	(26,021)	15,140	(1,886)	(1,520)

	$85,427	($13,489)	($30,364)	$8,602	$(21,144)	$(7,440)

Pretax earnings (loss):
Revenue recognition	$25,029	$1,139	$(4,439)	$(3,013)	$(9,264)	$(2,200)
Other revenue adjustments	36,419	(16,137)	(26,021)	15,140	(1,885)	(1,520)
Inventory	9,554	(8,338)	(292)	17	400	—
Property, plant and equipment	15,009	(4,324)	(3,691)	(1,777)	(2,553)	(2,546)
Other	7,709	(841)	(5,620)	4,772	(412)	(120)

	93,720	(28,501)	(40,063)	15,139	(13,714)	(6,386)
Income tax effect and adjustments	35,598	(10,829)	(15,223)	9,084	(5,210)	(2,427)

Net Earnings (Loss)	$58,122	$(17,672)	$(24,840)	$6,055	$(8,504)	$(3,959)

Earnings (Loss) from discontinued operations, net	$—	$5,147	$(2,406)	$6,288	$(1,468)	$(122)

Total earnings (loss) from continuing and discontinued operations	$58,122	$(12,525)	$(27,246)	$12,343	$(9,972)	$(4,081)

(a)
The attribution above represents increases (decreases) in the applicable financial statement captions and includes (1) the restatement of items initially charged in 2000 and (2) the restatement of charges initially reflected in the third quarter 1999, and which were deemed immaterial at that time.

    The principal adjustments to Thomas & Betts' consolidated financial statements are summarized as follows:

Revenue Recognition

    The restated consolidated financial statements reflect the reversal of incorrectly recorded revenue from special promotional programs targeted at a select group of the Corporation's largest volume accounts, the terms of which caused the transaction to fail to qualify for immediate recognition.

Other Revenue Adjustments

    The restated consolidated financial statements reflect adjustments to net sales and accounts receivable to properly accrue for returns, allowances, shipping and pricing errors, and volume and price rebates.

Inventory

    The restated consolidated financial statements reflect adjustments to inventory and cost of sales to reduce the carrying value of inventory to agree with physical counts and the Corporation's perpetual records.

Property, Plant and Equipment

    The restated consolidated financial statements reflect adjustments to depreciate assets misclassified as construction in progress and to recognize depreciation expense in the appropriate periods. Adjustments were also made to correctly reflect certain items as period expenses that were previously capitalized.

Other

    Other items reflected in the restated consolidated financial statements are primarily adjustments to properly attribute freight costs and restructuring charges.

Income Tax Adjustments

    Income tax adjustments primarily reflect the tax impact of the pretax adjustments described above.

    The following charts highlight the effects of the restatement, discontinued operations and reclassifications to the previously reported consolidated statements of operations for the first and second quarter of 2000 and for all interim periods of 1999.

	2000 - First Quarter (Unaudited)
(In thousands)	As Previously Reported	Restatement Adjustments	Reclassification Adjustments	Discontinued Operations	As Restated and Reclassified
Consolidated Statement of Operations
Net sales	$462,872	$(13,489)	$25,749	$—	$475,132
Cost of sales	318,666	11,280	25,749	—	355,695
Selling, general and administrative	89,314	1,971	—	—	91,285
Research and development	6,183	(1)	—	—	6,182
Amortization of intangibles	4,453	1	—	—	4,454
Provision (recovery)—restructured operations	(449)	—	—	—	(449)

	418,167	13,251	25,749	—	457,167

Earnings from operations	44,705	(26,740)	—	—	17,965
Income from unconsolidated companies	5,421	(169)	—	—	5,252
Interest (expense) income—net	(12,695)	(1,591)	—	—	(14,286)
Other (expense) income—net	(3,872)	(1)	—	—	(3,873)

Earnings from continuing operations before income taxes	33,559	(28,501)	—	—	5,058
Income tax (benefit) provision	7,272	(10,829)	—	—	(3,557)

Net earnings from continuing operations	26,287	(17,672)	—	—	8,615
Earnings from discontinued operations–net	9,577	5,147	—	—	14,724
Gain on sale of discontinued operations	—	—	—	—	—

Net earnings	$35,864	$(12,525)	$—	$—	$23,339

	2000 - Second Quarter (Unaudited)
(In thousands)	As Previously Reported	Restatement Adjustments	Reclassification Adjustments	Discontinued Operations	As Restated and Reclassified
Consolidated Statement of Operations
Net sales	$285,490	$85,427	$32,728	$—	$403,645
Cost of sales	404,692	(8,693)	32,728	—	428,727
Selling, general and administrative	112,631	2,983	—	—	115,614
Research and development	6,337	—	—	—	6,337
Amortization of intangibles	4,442	—	—	—	4,442
Provision (recovery)—restructured operations and impairments	—	—	—	—	—

	528,102	(5,710)	32,728	—	555,120

Loss from operations	(242,612)	91,137	—	—	(151,475)
Income from unconsolidated companies	2,384	1,372	—	—	3,756
Interest (expense) income—net	(15,641)	1,177	—	—	(14,464)
Other (expense) income—net	(1,586)	34	—	—	(1,552)

Loss from continuing operations before income taxes	(257,455)	93,720	—	—	(163,735)
Income tax (benefit) provision	(86,600)	35,598	—	—	(51,002)

Net Loss from continuing operations	(170,855)	58,122	—	—	(112,733)
Gain on sale of discontinued operations	134,089	—	—	—	134,089

Net earnings (loss)	$(36,766)	$58,122	$—	$—	$21,356

	1999 - First Quarter (Unaudited)
(In thousands)	As Previously Reported	Restatement Adjustments	Reclassification Adjustments	Discontinued Operations	As Restated and Reclassified
Consolidated Statement of Operations
Net sales	$452,770	$(7,440)	$23,065	$—	$468,395
Cost of sales	311,551	(3,314)	23,065	—	331,302
Selling, general and administrative	90,547	1,490	—	—	92,037
Research and development	7,146	—	—	—	7,146
Amortization of intangibles	4,254	—	—	—	4,254
Provision (recovery)—restructured operations	(401)	2	—	—	(399)

	413,097	(1,822)	23,065	—	434,340

Earnings from operations	39,673	(5,618)	—	—	34,055
Income from unconsolidated companies	5,615	(119)	—	—	5,496
Interest (expense) income—net	(8,854)	(648)	—	—	(9,502)
Other (expense) income—net	(1,928)	(2)	—	—	(1,930)

Earnings from continuing operations before income taxes	34,506	(6,387)	—	—	28,119
Income tax (benefit) provision	7,984	(2,428)	—	—	5,556

Net earnings from continuing operations	26,522	(3,959)	—	—	22,563
Earnings from discontinued operations–net	7,971	(122)	—	—	7,849

Net earnings	$34,493	$(4,081)	$—	$—	$30,412

	1999 - Second Quarter (Unaudited)
(In thousands)	As Previously Reported	Restatement Adjustments	Reclassification Adjustments	Discontinued Operations	As Restated and Reclassified
Consolidated Statement of Operations
Net sales	$483,093	$(21,144)	$23,496	$—	$485,445
Cost of sales	332,881	(9,985)	23,496	—	346,392
Selling, general and administrative	86,705	1,929	—	—	88,634
Research and development	7,126	1	—	—	7,127
Amortization of intangibles	4,395	—	—	—	4,395
Provision (recovery)—restructured operations	10	(121)	—	—	(111)

	431,117	(8,176)	23,496	—	446,437

Earnings from operations	51,976	(12,968)	—	—	39,008
Income from unconsolidated companies	4,406	(235)	—	—	4,171
Interest (expense) income—net	(11,786)	(513)	—	—	(12,299)
Other (expense) income—net	(1,380)	2	—	—	(1,378)

Earnings from continuing operations before income taxes	43,216	(13,714)	—	—	29,502
Income tax (benefit) provision	8,340	(5,210)	—	—	3,130

Net earnings from continuing operations	34,876	(8,504)	—	—	26,372
Earnings from discontinued operations–net	8,830	(1,468)	—	—	7,362

Net earnings	$43,706	$(9,972)	$—	$—	$33,734

	1999 - Third Quarter (Unaudited)
(In thousands)	As Previously Reported	Restatement Adjustments	Reclassification Adjustments	Discontinued Operations	As Restated and Reclassified
Consolidated Statement of Operations
Net sales	$460,216	$8,602	$24,171	$—	$492,989
Cost of sales	351,212	(13,835)	24,171	—	361,548
Selling, general and administrative	89,674	(1,648)	—	—	88,026
Research and development	6,625	—	—	—	6,625
Amortization of intangibles	4,011	—	—	—	4,011
Provision (recovery)—restructured operations	(5,170)	7,949	—	—	2,779

	446,352	(7,534)	24,171	—	462,989

Earnings from operations	13,864	16,136	—	—	30,000
Income from unconsolidated companies	4,328	(92)	—	—	4,236
Interest (expense) income—net	(11,671)	(395)	—	—	(12,066)
Other (expense) income—net	8,315	(510)	—	—	7,805

Earnings from continuing operations before income taxes	14,836	15,139	—	—	29,975
Income tax (benefit)	(27,529)	9,084	—	—	(18,445)

Net earnings from continuing operations	42,365	6,055	—	—	48,420
Earnings from discontinued operations–net	4,565	6,288	—	—	10,853

Net earnings	$46,930	$12,343	$—	$—	$59,273

	1999 - Fourth Quarter (Unaudited)
(In thousands)	As Previously Reported	Restatement Adjustments	Reclassification Adjustments	Discontinued Operations(a)	As Restated and Reclassified
Consolidated Statement of Operations
Net sales	$621,696	$(32,965)	$28,219	$(190,120)	$426,830
Cost of sales	450,833	5,486	28,219	(151,968)	332,570
Selling, general and administrative	108,201	1,968	—	(20,079)	90,090
Research and development	11,051	—	—	(5,576)	5,475
Amortization of intangibles	6,025	729	—	(470)	6,284
Provision (recovery)—restructured operations	(3,756)	—	—	1	(3,755)

	572,354	8,183	28,219	(178,092)	430,664

Earnings (loss) from operations	49,342	(41,148)	—	(12,028)	(3,834)
Income (loss) from unconsolidated companies	(81)	(1,767)	—	6,563	4,715
Interest (expense) income—net	(16,786)	(492)	—	4,501	(12,777)
Other (expense) income—net	170	—	—	2,016	2,186

Net earnings (loss) from continuing operations before income taxes	32,645	(43,407)	—	1,052	(9,710)
Income tax (benefit) provision	9,467	(16,161)	—	(3,294)	(9,988)

Earnings from continuing operations	23,178	(27,246)	—	4,346	278
Loss from discontinued operations–net	—	—	—	(4,346)	(4,346)

Net earnings (loss)	$23,178	$(27,246)	$—	$—	$(4,068)

(a)
Discontinued operations not previously reported for the fourth quarter of 1999.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICERS	DIRECTORS

T. Kevin Dunnigan
 Chairman, President and
Chief Executive Officer

John P. Murphy
 Senior Vice President and
Chief Financial Officer

Dominic J. Pileggi
 Senior Vice President
and Group President—Electrical

Kenneth W. Fluke
 Vice President—Controller

Jerry Kronenberg
 Vice President—
General Counsel and Secretary

Connie C. Muscarella
 Vice President—
Human Resources and Administration

Thomas C. Oviatt
 Treasurer

Penelope Y. Turnbow
Assistant Secretary

T. Kevin Dunnigan
 Chairman, President and Chief Executive Officer
of the Corporation
Director since 1975(3)

Ernest H. Drew
 Former Chief Executive Officer
Industries and Technology Group
Westinghouse Electric Corporation
(power generation and process
control systems)
Director since 1989(2)(3)

Jeananne K. Hauswald
 Managing Director
Solo Management Group, LLC
(corporate finance and
investment management
consulting)
Director since 1993(1)

Dean Jernigan
 Chairman, President and Chief
Executive Officer
Storage USA, Inc.
(self-storage real estate
investment trust)
Director since 1999(4)

Ronald B. Kalich, Sr.
 President and
Chief Executive Officer
FabriSteel Holdings, Inc.
(manufacturer of specialty
fastening products)
Director since 1998(1)

Robert A. Kenkel
 Former Chairman of the Board,
Chief Executive Officer and
Chief Operating Officer
The Pullman Co.
(automotive, aerospace and
industrial components)
Director since 1994(3)(4)

Kenneth R. Masterson
 Executive Vice President,
General Counsel and Secretary
FedEx Corporation
(transportation services)
Director since 1995(2)(3)

Jean-Paul Richard
 Chairman and
Chief Executive Officer
PRO MACH, Inc.
(packaging machinery)
Director since 1996(1)

Jerre L. Stead
 Former Chairman of the Board
Ingram Micro Inc.
(distributor of technology
products and services)
Director since 1998(1)(2)

William H. Waltrip
 Chairman of the Board
Technology Solutions Company
(computer technology services)
Director since 1983(3)(4)

(1)
Audit Committee
(2)
Corporate Governance Committee
(3)
Executive Committee
(4)
Human Resources Committee

    Information regarding members of the Corporation's Board of Directors is presented in sections "Security Ownership," "Board and Committee Membership," "Compensation" and "Proposal No. 1, Election of Directors" and on pages 3 through 17 and pages 21 through 23 of the Definitive Proxy Statement for the Corporation's Annual Meeting of Shareholders to be held May 2, 2001 and is incorporated herein by reference. Information regarding executive officers of the Corporation is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant" pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K. Information required by Item 405 of Regulation S-K is presented in "Section 16(a) Beneficial Ownership Reporting Compliance" on page 4 of the Definitive Proxy Statement and is incorporated herein by reference.

    Information for Items 11 through 13 of this Report appears in the Definitive Proxy Statement for the Corporation's Annual Meeting of Shareholders to be held on May 2, 2001, as indicated in the following table, and is incorporated herein by reference.

		Page in Proxy Statement
Item 11.	EXECUTIVE COMPENSATION
	Compensation	11
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
	Security Ownership	3
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
	Transactions with Nonemployee Directors	10
	Employment Contracts, Termination of Employment and Change-of-Control Arrangements for Executives	15
	Separation and Retirement Agreements	16
	Transactions with Management	17

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as a part of this Report:

  1.
  Financial Statements

  The Index on page 43 hereof is being filed in connection with this Report and incorporated herein by reference.

  2.
  Financial Statement Schedules

      All financial statement schedules have been omitted because they are not applicable, not material, or the required information is included in the financial statements listed above or the notes thereto.

    3.
    Exhibits

    Exhibits 10.15, 10.17, 10.18, 10.22, 10.27, 10.28, 10.29, 12, 21, 23 and 24 are being filed in connection with this Report and incorporated herein by reference.

    The Exhibit Index on pages E-1 through E-4 is incorporated herein by reference.

  (b)
  Reports on Form 8-K

    During the last quarter of the period covered by this Report, the Corporation filed the following Current Reports on Form 8-K:

    Filed on October 25, 2000, Form 8-K dated October 24, 2000, Items 5 and 7, announcing the appointment of a new senior vice president to lead the combined commercial and industrial electrical divisions, the resignation of the Corporation's president and chief operating officer and the appointment of the new president.

    Filed on December 13, 2000, Form 8-K dated December 13, 2000, Items 5 and 7, commenting on the downgrade of the Corporation's corporate credit rating by Standard & Poor's.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Corporation has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

THOMAS & BETTS CORPORATION (Registrant)
By:	/s/ JOHN P. MURPHY John P. Murphy Senior Vice President and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Corporation in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ T. KEVIN DUNNIGAN* T. Kevin Dunnigan	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	March 27, 2001
/s/ JOHN P. MURPHY John P. Murphy	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2001
/s/ ERNEST H. DREW* Ernest H. Drew	Director	March 27, 2001
/s/ JEANANNE K. HAUSWALD* Jeananne K. Hauswald	Director	March 28, 2001
/s/ DEAN JERNIGAN* Dean Jernigan	Director	March 28, 2001
/s/ RONALD B. KALICH, SR.* Ronald B. Kalich, Sr.	Director	March 27, 2001

/s/ ROBERT A. KENKEL* Robert A. Kenkel	Director	March 28, 2001
/s/ KENNETH R. MASTERSON* Kenneth R. Masterson	Director	March 28, 2001
/s/ JEAN-PAUL RICHARD* Jean-Paul Richard	Director	March 27, 2001
/s/ JERRE L. STEAD* Jerre L. Stead	Director	March 27, 2001
William H. Waltrip	Director
*By:	/s/ JOHN P. MURPHY John P. Murphy As attorney-in-fact for the above-named officers and directors pursuant to powers of attorney duly executed by such persons.	March 28, 2001

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Charter of the Corporation. (Filed as Exhibit 3.1 to the Corporation's 1999 Annual Report on Form 10-K, Commission File No. 1-4862, and incorporated herein by reference.)
3.2	Bylaws of the Corporation. (Filed as Exhibit 3.2 to the Corporation's 1999 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)
4.1	Indenture dated as of January 15, 1992 between the Corporation and First Trust of New York, as Trustee, relating to the Corporation's debt securities. (Filed as Exhibit 4(a) to the Corporation's 1991 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)
4.2	Supplemental Indenture dated as of May 2, 1996 between the Corporation and First Trust of New York, as Trustee, relating to the Corporation's 8 1/4% Senior Notes due January 15, 2004. (Filed as Exhibit 4.3 to the Corporation's Registration Statement on Form 8-B filed May 2, 1996, and incorporated herein by reference.)
4.3	Second Supplemental Indenture dated as of February 10, 1998 between the Corporation and The Chase Manhattan Bank, as Trustee, relating to the Corporation's Medium-Term Notes the last of which is due February 13, 2003. (Filed as Exhibit 4.1 to the Corporation's Current Report on Form 8-K dated February 10, 1998, Commission File No. 1-4682, and incorporated herein by reference.)
4.4	Third Supplemental Indenture dated May 7, 1998 between the Corporation and The Chase Manhattan Bank, as Trustee, relating to the Corporation's Medium-Term Notes the last of which is due May 7, 2008. (Filed as Exhibit 4.1 to the Corporation's Current Report on Form 8-K dated May 4, 1998, Commission File No. 1-4682, and incorporated herein by reference.)
4.5	Indenture dated as of August 1, 1998 between the Corporation and The Bank of New York, as Trustee, relating to the Corporation's debt securities. (Filed as Exhibit 4.1 to the Corporation's Current Report on Form 8-K dated February 3, 1999, Commission File No. 1-4682, and incorporated herein by reference.)
4.6	Supplemental Indenture No. 1 dated February 10, 1999 between the Corporation and The Bank of New York, as Trustee, relating to the Corporation's Medium-Term Notes, Series B. (Filed as Exhibit 4.2 to the Corporation's Current Report on Form 8-K dated February 3, 1999, Commission File No. 1-4682, and incorporated herein by reference.)
4.7	Form of 6 1/2% Senior Note due January 15, 2006. (Filed as Exhibit 4.4 to the Corporation's Registration Statement No. 33-00893 on Form S-4 filed February 13, 1996, and incorporated herein by reference.)
4.8	Form of 8 1/4% Senior Note due January 15, 2004. (Filed as Exhibit 4(b) to the Corporation's 1991 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)
4.9	Form of 6.29% Medium-Term Note due nine months or more from date of issue. (Filed as Exhibit 4.2 to the Corporation's Current Report on Form 8-K dated February 10, 1998, Commission File No. 1-4682, and incorporated herein by reference.)

4.10	Form of 6.25% Medium-Term Note due nine months or more from date of issue. (Filed as Exhibit 4.2 to the Corporation's Current Report on Form 8-K dated May 4, 1998, Commission File No. 1-4682, and incorporated herein by reference.)
4.11	Form of 6.39% Medium-Term Note, Series B, due nine months or more from date of issue. (Filed as Exhibit 4.3 to the Corporation's Current Report on Form 8-K dated February 3, 1999, Commission File No. 1-4682, and incorporated herein by reference.)
4.12	Rights Agreement dated as of December 3, 1997 between the Corporation and First Chicago Trust Company of New York, as Rights Agent and Form of Rights Certificate. (Filed as Exhibits 1 and 2 to the Corporation's Registration Statement on Form 8-A filed December 15, 1997 and incorporated herein by reference.)
4.13	Amendment No. 1 to Rights Agreement dated September 6, 2000, between the Corporation and the Rights Agent. (Filed as Exhibit 10.3 to the Corporation's third quarter 2000 Quarterly Report on Form 10-Q, Commission File No. 1-4682 and incorporated herein by reference.)
10.1	Five-Year Credit Agreement dated July 1, 1998 among the Corporation, Morgan Guaranty Trust Company of New York, as Agent, and certain lenders. (Filed as Exhibit 10.1 to the Corporation's third quarter 1998 Quarterly Report on Form 10-Q, Commission File No. 1-4682, and incorporated herein by reference.)
10.2	Amendment No. 1 to the Five-Year Credit Agreement dated as of January 4, 1999 among the Corporation, Morgan Guaranty Trust Company of New York, as Agent, and certain lenders. (Filed as Exhibit 10.2 to the Corporation's 1998 Annual Report on Form 10-K, Commission File No.1-4682 and incorporated herein by reference.)
10.3	Amendment No. 2, dated as of September 25, 2000, to Five-Year Credit Agreement dated July 1, 1999, among the Corporation, Morgan Guaranty Trust Company of New York, as Agent, and certain lenders. (Filed as Exhibit 10.1 to the Corporation's third quarter 2000 Quarterly Report on Form 10-Q, Commission File No. 1-4682 and incorporated herein by reference.)
10.4	Waiver dated June 26, 2000, related to the Five-Year Credit Agreement among the Corporation, Morgan Guaranty Trust Company of New York, as Agent, and certain lenders. (Filed as Exhibit 10.9 to the Corporations second quarter 2000 Quarterly Report on Form 10-Q, Commission File No. 1-4682 and incorporated herein by reference.)
10.5	Amended and Restated 364-Day Credit Agreement dated as of June 30, 1999 among the Corporation, Wachovia Bank, N.A., as Agent, and certain lenders. (Filed as Exhibit 10.1 to the Corporation's second quarter 1999 Quarterly Report on Form 10-Q, Commission File No. 1-4682, and incorporated herein by reference.)
10.6	First Amendment to Amended and Restated 364-Day Credit Agreement dated as of June 27, 2000, among the Corporation, Wachovia Bank, N.A., as Agent, and certain lenders. (Filed as Exhibit 10.3 to the Corporation's second quarter 2000 Quarterly Report on Form 10-Q, Commission File No. 1-4682, and incorporated herein by reference.)
10.7	Waiver dated June 26, 2000, related to the Amended and Restated 364-Day Credit Agreement among the Corporation, Wachovia Bank, N.A., as Agent, and certain lenders. (Filed as Exhibit 10.8 to the Corporation's second quarter 2000 Quarterly Report on Form 10-Q, Commission File No. 1-4682, and incorporated herein by reference.)

10.8	Second Amended and Restated 364-Day Credit Agreement dated September 25, 2000, among the Corporation, Wachovia Bank, N.A. as Agent, and certain lenders. (Filed as Exhibit 10.2 to the Corporation's third quarter 2000 Quarterly Report on Form 10-Q, Commission File No. 1-4682, and incorporated herein by reference.)
10.9	1993 Management Stock Ownership Plan, as amended (Filed as Exhibit 10.6 to the Corporation's 1997 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference), and Forms of Stock Option Agreements and Form of Restricted Stock Award Agreement. (Filed as Exhibit 10.4 to the Corporation's 1999 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)
10.10	Executive Incentive Plan, effective May 5, 1999. (Filed as Exhibit 10.5 to the Corporation's 1999 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)
10.11	Pension Restoration Plan effective January 1, 1995. (Filed as Exhibit 10.8 to the Corporation's 1997 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)
10.12	Retirement Plan for Nonemployee Directors dated September 6, 1989, as amended December 3, 1997. (Filed as Exhibit 10.9 to the Corporation's 1997 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)
10.13	Deferred Fee Plan for Nonemployee Directors as amended and restated effective May 6, 1998. (Filed as Exhibit 10.11 to the Corporation's 1998 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)
10.14	Form of executive officer employment agreement, as amended. (Filed as Exhibit 10.11 to the Corporation's 1997 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)
10.15	Executive Retirement Plan, as amended December 5, 2000.
10.16	Supplemental Executive Investment Plan, effective January 1, 1997. (Filed as Exhibit 10.11 to the Corporation's 1999 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)
10.17	Restricted Stock Plan for Nonemployee Directors, as amended February 7, 2001.
10.18	Nonemployee Directors Stock Option Plan and Form of Stock Option Agreement, as amended March 9, 2001.
10.19	Agreement with T. Kevin Dunnigan dated February 5, 1997. (Filed as Exhibit 10 to the Corporation's 1996 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)
10.20	Purchase Agreement dated as of May 7, 2000, between Tyco Group S.a.r.l. and the Corporation. (Filed as Exhibit 10.1 to the Corporation's second quarter 2000 Quarterly Report on Form 10-Q, Commission File No. 1-4682, and incorporated herein by reference.)
10.21	First Amendment to Purchase Agreement dated as of July 2, 2000, between Tyco Group S.a.r.l. and the Corporation. (Filed as Exhibit 10.2 to the Corporation's second quarter 2000 Quarterly Report on Form 10-Q, Commission File No. 1-4682, and incorporated herein by reference.)
10.22	Letter Agreement dated October 27, 2000 between Tyco Group S.a.r.l. and the Corporation.

10.23	Severance Letter Agreement dated January 21, 2000. (Filed as Exhibit 10.5 to the Corporation's second quarter 2000 Quarterly Report on Form 10-Q, Commission File No. 1-4682, and incorporated herein by reference.)
10.24	Severance Letter Agreement dated July 3, 2000. (Filed as Exhibit 10.6 to the Corporation's second quarter 2000 Quarterly Report on Form 10-Q, Commission File No. 1-4682, and incorporated herein by reference.)
10.25	Severance Letter Agreement dated August 16, 2000. (Filed as Exhibit 10.7 to the Corporation's second quarter 2000 Quarterly Report on Form 10-Q, Commission File No. 1-4682, and incorporated herein by reference.)
10.26	Severance Letter Agreement dated September 18, 2000. (Filed as Exhibit 10.4 to the Corporation's third quarter 2000 Quarterly Report on Form 10-Q, Commission File No. 1-4682, and incorporated herein by reference.)
10.27	Severance Letter Agreement dated July 11, 2000.
10.28	Separation Agreement and General Release dated November 7, 2000.
10.29	Severance Letter Agreement dated December 1, 2000.
12	Statement re Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Corporation.
23	Consent of Independent Public Accountants.
24	Powers of Attorney.

QuickLinks

Thomas & Betts Corporation and Subsidiaries
TABLE OF CONTENTS
  NOTE: Restated Consolidated Financial Statements
  CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
PART I
  Item 1. BUSINESS
  Reclassification
  Recent History
  New Management Team
  Review of Processes, Controls and Systems
  Restatement of Consolidated Financial Statements
Business Risks
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Recent History
  New Management Team
  Review of Processes, Controls and Systems
  Restatement of Consolidated Financial Statements
  Year 2000 Compared with 1999
Consolidated Results
Segment Results
  Forward-looking statements may prove inaccurate
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX
  Consolidated Financial Statements
Restatement and Reclassification of Quarterly Data (Unaudited)
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX