Form 10-Q
period 2001-04-01
THOMAS & BETTS CORP
filed 2001-05-10
CIK 97854

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2001
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission file number: 1-4682

THOMAS & BETTS CORPORATION
(Exact name of registrant as specified in its charter)

Tennessee	22-1326940
(State of Incorporation)	(I.R.S. Employer Identification No.)
8155 T&B Boulevard Memphis, Tennessee (Address of principal executive offices)	38125 (Zip Code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock—$0.10 Par Value	Outstanding Shares at May 1, 2001
(Title of each Class)	58,148,342

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
Cautionary Statement Regarding Forward-Looking Statements		2
	PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of April 1, 2001 and December 31, 2000	5
	Condensed Consolidated Statements of Operations for the Quarters Ended April 1, 2001 and April 2, 2000	6
	Condensed Consolidated Statements of Cash Flows for the Quarters Ended April 1, 2001 and April 2, 2000	7
	Notes to Condensed Consolidated Financial Statements	8
ITEM 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	20
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	23
	PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	23
ITEM 5.	Other Information	23
ITEM 6.	Exhibits and Reports on Form 8-K	23
NOTE:	Restated Consolidated Financial Statements

    Thomas & Betts Corporation (the "Corporation," the "Registrant" or "Thomas & Betts") recorded substantial charges in 2000. These charges were based upon the best information available to management and involved extensive use of estimates and assumptions. Management and the Corporation's independent auditors agreed that certain of these charges should be attributed to prior reporting periods. After consultation with the Corporation's independent auditors and the Audit Committee of the Board of Directors, management restated the Corporation's financial statements for the first and second quarters of 2000, the interim periods of 1999, and fiscal years 1996, 1997, 1998 and 1999. These restatements also include certain adjustments previously reflected in the Corporation's financial results for the third quarter of 1999, which were deemed immaterial to the previously reported fiscal periods. The reasons for, and financial impact of, the adjustments are described in the Corporation's Annual Report Form 10-K for the fiscal period ended December 31, 2000.

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

    There are many important factors that could cause actual results to differ materially from those in forward-looking statements, some of which are beyond the control of the Corporation. These factors include, but are not limited to:

  •
  Economic slowdown in the U.S. or in the Corporation's other main markets, including Canada and Western Europe;

  •
  The ability of the management team to improve the operating performance of existing lines of business as the Corporation transitions to a new divisional organizational design;

  •
  Unforeseen difficulties in the implementation, enhancement and maintenance of operating and accounting systems and internal controls;

  •
  Effects of significant changes in monetary or fiscal policies in the U.S. and abroad which could result in currency fluctuations—including fluctuations in the Canadian dollar, Euro and British pound;

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

  •
  Changes in the Corporation's relationships with its equity investment counterparties and changes in financial results from its equity investments;

  •
  Undiscovered liabilities arising from acquired businesses;

  •
  Unexpected liabilities arising from divestitures, including specifically the sale of the Corporation's Electronic OEM business in the second quarter of 2000;

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

  •
  Realization of deferred tax assets, which is dependent upon generating sufficient taxable income prior to their expiration;

  •
  The recoverability of long-lived assets, which will be impacted if the estimated future operating cash flows are not achieved; and

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

    For additional information about business risks facing the Corporation, investors should review Part I, Item 1— "Business Risks" of the Corporation's Annual Report on Form 10-K for the fiscal period ended December 31, 2000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

	April 1, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$171,609	$199,285
Marketable securities	12,364	19,390
Receivables, net	283,602	325,671
Receivable—Electronics OEM sale	35,000	35,000
Inventories:
Finished goods	179,702	174,930
Work-in-process	43,174	48,226
Raw materials	76,782	75,696

	299,658	298,852

Prepaid income taxes	9,584	—
Deferred income taxes	71,211	83,251
Prepaid expenses	10,683	7,112

Total Current Assets	893,711	968,561

Property, plant and equipment	853,999	865,973
Less accumulated depreciation	438,770	440,496

Property, plant and equipment—net	415,229	425,477

Intangible assets—net	525,193	537,502
Investments in unconsolidated companies	125,233	121,645
Other assets	30,335	34,578

TOTAL ASSETS	$1,989,701	$2,087,763

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$423	$16,453
Current maturities of long-term debt	5,740	6,025
Accounts payable	157,625	156,840
Accrued liabilities	182,970	209,634
Income taxes	—	14,078
Dividends payable	16,258	16,230

Total Current Liabilities	363,016	419,260

Long-term debt	667,866	669,983
Other long-term liabilities	75,751	80,090
Deferred income taxes	11,420	12,520
Shareholders' Equity:
Common stock	5,815	5,800
Additional paid-in capital	340,086	337,225
Retained earnings	606,250	627,457
Unearned compensation—restricted stock	(4,764)	(2,667)
Accumulated other comprehensive income	(75,739)	(61,905)

Total Shareholders' Equity	871,648	905,910

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,989,701	$2,087,763

See accompanying notes to condensed consolidated financial statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Quarter Ended
	April 1, 2001	April 2, 2000
		(Restated)
Net sales	$396,948	$475,132
Costs and expenses:
Cost of sales	299,385	355,695
Selling, general and administrative	89,025	91,285
Research and development	5,685	6,182
Amortization of intangibles	4,005	4,454
Recovery—restructured operations	(7)	(449)

	398,093	457,167

Earnings (loss) from operations	(1,145)	17,965
Income from unconsolidated companies	3,434	5,252
Interest expense—net	(9,969)	(14,286)
Other (expense) income—net	483	(3,873)

Earnings (loss) from continuing operations before income taxes	(7,197)	5,058
Income tax benefit	(2,231)	(3,557)

Earnings (loss) from continuing operations	(4,966)	8,615
Earnings from discontinued operations	—	14,724

Net earnings (loss)	$(4,966)	$23,339

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.09)	$0.15
Earnings from discontinued operations	—	0.25

Net earnings (loss)	$(0.09)	$0.40

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.09)	$0.15
Earnings from discontinued operations	—	0.25

Net earnings (loss)	$(0.09)	$0.40

Average shares outstanding:
Basic	58,039	57,884
Diluted	58,039	57,889
Cash dividends declared per share	$0.28	$0.28

See accompanying notes to condensed consolidated financial statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Quarter Ended
	April 1, 2001	April 2, 2000
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(4,966)	$23,339
Income from discontinued operations	—	(14,724)

Earnings (loss) from continuing operations	(4,966)	8,615
Adjustments:
Depreciation and amortization	19,820	24,350
Recovery—restructured operations	(7)	(449)
Undistributed earnings from unconsolidated companies	(3,434)	(4,254)
Mark-to-market adjustment for derivative instruments	17	—
Deferred income taxes	11,118	(17,385)
(Gain) loss on sales of businesses	98	(468)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Receivables	37,868	(67,612)
Purchase of receivables under asset securitization program	—	(8,211)
Inventories	(4,376)	(25,046)
Accounts payable	2,933	19,691
Accrued liabilities	(27,245)	(14,291)
Income taxes payable	(23,480)	17,162
Other	(4,944)	(15,416)

Net cash provided (used) by operating activities	3,402	(83,314)

Net cash provided by discontinued operations	—	20,826

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(9,711)	(26,108)
Proceeds from sales of businesses	6,000	10,047
Proceeds from matured marketable securities	6,929	1,162
Other	—	169

Net cash provided (used) by investing activities	3,218	(14,730)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in borrowings with original maturities less than 90 days	(15,996)	15,468
Proceeds from long-term debt and other borrowings	—	58,144
Repayment of long-term debt and other borrowings	(580)	—
Stock options exercised	—	1,140
Cash dividends paid	(16,214)	(16,189)

Net cash provided (used) by financing activities	(32,790)	58,563

EFFECT OF EXCHANGE-RATE CHANGES ON CASH	(1,506)	(400)

Net decrease in cash and cash equivalents	(27,676)	(19,055)
Cash and cash equivalents at beginning of period	199,285	69,640

Cash and cash equivalents at end of period	$171,609	$50,585

See accompanying notes to condensed consolidated financial statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

    In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for the fair presentation of the financial position as of April 1, 2001 and December 31, 2000 and the results of operations and cash flows for the periods ended April 1, 2001 and April 2, 2000.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the fiscal period ended December 31, 2000. The results of operations for the periods ended April 1, 2001 and April 2, 2000 are not necessarily indicative of the operating results for the full year.

    Our independent auditors have informed the Corporation that they did not have an adequate basis to complete the reviews of quarterly information in accordance with Statements on Auditing Standards No. 71 for the interim quarters of 2000 due to the matters related to the prior year restatement issues and the corollary review of processes, controls and systems.

2. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values (marked-to-market). SFAS No. 133 and SFAS No. 138 are effective for fiscal years beginning after June 15, 2000. The Corporation adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001.

    The Corporation utilizes forward foreign exchange contracts for the sale or purchase of principally Canadian, Australian and European currencies, all maturing within 60 days. In addition, the Corporation is exposed to risk from fluctuating prices for certain commodities used to manufacture its products, primarily: copper, zinc and aluminum. Some of that risk is hedged through the use of futures contracts that fix the price the Corporation will pay for the commodity. The Corporation's derivative instruments as of January 1, 2001 and April 1, 2001 do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138.

    In conjunction with the implementation of SFAS No. 133 and SFAS No. 138, the Corporation recorded an asset and a liability as of January 1, 2001 for $1.1 million and $0.6 million, respectively. The asset recorded as of January 1, 2001 was composed of $0.9 million and $0.2 million that related to forward foreign exchange contracts and commodities futures, respectively. The liability recorded as of January 1, 2001 was composed of $0.1 million and $0.5 million that related to forward foreign exchange contracts and commodities futures, respectively. As of April 1, 2001, prepaid expenses include $1.2 million related to forward foreign exchange contracts. Accrued liabilities as of April 1, 2001 include $0.1 million and $1.1 million related to forward foreign exchange contracts and commodities futures, respectively.

    Marked-to-market gains and losses for commodities futures are recorded in cost of sales. Marked-to-market gains and losses for forward foreign exchange contracts are recorded in other (expense)

income—net. The impact of these items in the statement of operations for first fiscal quarter 2001 was immaterial.

3. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is composed of the following:

	April 1, 2001	December 31, 2000
Property, plant and equipment
Land	$16,097	$17,593
Buildings	176,582	176,132
Machinery and equipment	625,899	623,968
Construction-in-progress	35,421	48,280

	853,999	865,973
Less accumulated depreciation	438,770	440,496

	$415,229	$425,477

4. EARNINGS PER SHARE ("EPS")

    Basic EPS for each period are computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS for each period are computed by dividing net earnings by the sum of (1) the weighted-average number of shares outstanding during the period and (2) for the 2000 period the dilutive effect of the assumed exercise of stock options using the treasury stock method.

    The following is a reconciliation of the numerators and denominators of the per share computations:

	Quarter Ended
(In thousands, except per share data)	April 1, 2001	April 2, 2000
		(Restated)
Earnings (loss) from continuing operations	$(4,966)	$8,615
Earnings from discontinued operations	—	14,724

Net earnings (loss)	$(4,966)	$23,339

Basic shares:
Average shares outstanding	58,039	57,884

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.09)	$0.15
Earnings from discontinued operations	—	0.25

Net earnings (loss)	$(0.09)	$0.40

Diluted shares:
Average shares outstanding	58,039	57,884
Additional shares from the assumed exercise of stock options	—	5

	58,039	57,889

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.09)	$0.15
Earnings from discontinued operations	—	0.25

Net earnings (loss)	$(0.09)	$0.40

    Due to the net loss in the first fiscal quarter 2001, the assumed net exercise of stock options in that period was excluded, as the effect would have been anti-dilutive.

5. COMPREHENSIVE INCOME

    Total comprehensive income and its components are as follows:

	Quarter Ended
(In thousands)	April 1, 2001	April 2, 2000
		(Restated)
Net earnings (loss)	$(4,966)	$23,339
Foreign currency translation adjustments	(13,827)	(6,141)
Unrealized losses on securities	(7)	(121)

Comprehensive income (loss)	$(18,800)	$17,077

6. RESTATEMENTS AND RECLASSIFICATIONS

  Restatement of Consolidated Financial Statements

    During 2000, management began a review of processes, controls and systems in order to assure their adequacy, and, when appropriate, began implementing improvements. Primarily in the second quarter of 2000, management recorded substantial charges in connection with the aforementioned review. Management had identified certain adjustments which necessitated a restatement of the Corporation's consolidated financial statements for the first and second quarters of 2000, the interim periods of 1999, and for the years 1996, 1997, 1998 and 1999. The reasons for, and financial impact of, the adjustments on each of these fiscal years are described in the Corporation's Annual Report Form 10-K for the fiscal period ended December 31, 2000. The reasons for, and financial impact of, the adjustments on the first fiscal quarter of 2000 are described in this Note. See Management's Discussion and Analysis of Results of Operations and Financial Condition for an update on the "Review of Processes, Controls and Systems."

  Reclassifications

    During the fourth quarter of 2000, the Corporation began reporting expenses for transportation of products to customers and between its facilities as a component of cost of sales as a result of the adoption of Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." These costs had previously been reported as a reduction of net sales. Transportation costs included in cost of sales for continuing operations totaled $25.7 million for the 2000 first quarter. The prior year financial statements were reclassified to conform to the current year presentation. These reclassifications had no effect on earnings or loss in any period.

    The following table highlights the effects of the restatement and reclassifications to the previously reported condensed consolidated statements of operations for the first quarter of 2000.

	2000—First Quarter (Unaudited)
(In thousands)	As Previously Reported(a)	Restatement Adjustments	Reclassification Adjustments	As Restated and Reclassified
Net sales	$462,872	$(13,489)	$25,749	$475,132
Cost of sales	318,666	11,280	25,749	355,695
Selling, general and administrative	89,314	1,971	—	91,285
Research and development	6,183	(1)	—	6,182
Amortization of intangibles	4,453	1	—	4,454
Provision (recovery)—restructured Operations	(449)	—	—	(449)

	418,167	13,251	25,749	457,167

Earnings from operations	44,705	(26,740)	—	17,965
Income from unconsolidated companies	5,421	(169)	—	5,252
Interest (expense)—net	(12,695)	(1,591)	—	(14,286)
Other (expense)—net	(3,872)	(1)	—	(3,873)

Earnings from continuing operations before income taxes	33,559	(28,501)	—	5,058
Income tax (benefit) provision	7,272	(10,829)	—	(3,557)

Earnings from continuing operations	26,287	(17,672)	—	8,615
Earnings from discontinued operations	9,577	5,147	—	14,724

Net earnings	$35,864	$(12,525)	$—	$23,339

(a)
This column represents information as reported in the Corporation's prior year Quarterly Report on Form 10-Q.

    The principal components of the restatement for the first quarter 2000 are as follows:

(In thousands)	2000(a) First Quarter
(Unaudited)
Continuing Operations:
Net sales:
Revenue recognition	$2,647
Other revenue adjustments	(16,136)

$(13,489)

Pretax earnings (loss):
Revenue recognition	$1,139
Other revenue adjustments	(16,137)
Inventory	(8,338)
Property, plant and equipment	(4,324)
Other	(841)

(28,501)
Income tax effect and adjustments	(10,829)

Net loss	$(17,672)

Earnings from discontinued operations	$5,147

Total loss from continuing and discontinued operations	$(12,525)

(a)
The attribution represents increases (decreases) in the applicable financial statement captions.

    The principal adjustments to the Corporation's condensed consolidated financial statements are summarized as follows:

  Revenue Recognition

    The restated condensed consolidated financial statements reflect the reversal of incorrectly recorded revenue from special promotional programs targeted at a select group of the Corporation's largest volume accounts, the terms of which caused the transaction to fail to qualify for immediate recognition.

  Other Revenue Adjustments

    The restated condensed consolidated financial statements reflect adjustments to net sales and accounts receivable to properly accrue for returns, allowances, shipping and pricing errors, and volume and price rebates.

Inventory

    The restated condensed consolidated financial statements reflect adjustments to inventory and cost of sales to reduce the carrying value of inventory to agree with physical counts and the Corporation's perpetual records.

Property, Plant and Equipment

    The restated condensed consolidated financial statements reflect adjustments to depreciate assets misclassified as construction in progress and to recognize depreciation expense in the appropriate periods. Adjustments were also made to correctly reflect certain items as period expenses that were previously capitalized.

Other

    Other items reflected in the restated condensed consolidated financial statements are primarily adjustments to properly attribute freight costs and restructuring charges.

Income Tax Adjustments

    Income tax adjustments primarily reflect the tax impact of the pretax adjustments described above.

7. SEGMENT AND OTHER RELATED DISCLOSURES

    The Corporation has four reportable segments: Electrical, Steel Structures, Communications and HVAC. The Corporation's reportable segments are based on a combination of product lines and channels to market, and represent the primary mode used to assess allocation of resources and performance. Management evaluates each segment's profit or loss performance based on earnings before interest, taxes, loss on sale of accounts receivable, restructure charges and foreign exchange gains and losses.

    During the first quarter of 2001, the Corporation began reporting its Steel Structures and HVAC businesses as segments. These businesses were previously included in Other results. The Steel Structures segment includes steel transmission poles and towers used for utility, cellular, lighting and municipal applications. The HVAC segment includes heating and ventilation products for commercial and industrial applications. Information for the prior period has been restated to conform to the current period presentation.

Segment Information

	Quarter Ended
(In thousands)	April 1, 2001	April 2, 2000
		(Restated)
Net Sales:
Electrical	$309,640	$369,923
Steel Structures	33,392	29,415
Communications	28,340	47,462
HVAC	25,576	28,332

Total	$396,948	$475,132

Segment Earnings (Loss):
Electrical	$909	$18,330
Steel Structures	3,542	3,988
Communications	(3,139)	(2,712)
HVAC	977	2,829

Total	$2,289	$22,435

Reconciliation to Total Corporation

	Quarter Ended
(In thousands)	April 1, 2001	April 2, 2000
		(Restated)
Earnings Before Income Taxes:
Total reportable segment earnings	$2,289	$22,435
Impairment, restructure and other special charges	7	449
Interest expense—net	(9,969)	(14,286)
Gain (loss) on sale of receivables	—	(2,682)
Other	476	(858)

Earnings (loss) from continuing operations before income taxes	$(7,197)	$5,058

8. DIVESTITURES

    On July 2, 2000, the Corporation completed the sale of substantially all of its global Electronics OEM business to Tyco Group S.a.r.l. ("Tyco") for $750.0 million in cash, subject to adjustment, with a portion of the proceeds deferred. The cash purchase price was reduced by approximately $14 million for debt assumed by Tyco. At closing Tyco wire transferred funds of approximately $686 million and retained $50 million of the purchase price. During the third quarter of 2000, $15 million of withheld proceeds were released to the Corporation. The remaining amount of proceeds withheld will be distributed upon completion of the Tyco matter described in Note 9 "Contingencies."

    The Electronics OEM sale has been accounted for as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. Accordingly, results from continuing operations for the prior period exclude the impact of the Electronics OEM business. The net results for the prior period of the Electronics OEM business are reflected in earnings from, or gain on the sale of, discontinued operations. The results of discontinued operations do not reflect any allocated corporate overhead expenses for centralized administration, finance and information technology departments.

    The sale resulted in a pretax gain of $231.1 million, which, reduced by $97 million of income taxes, produced a gain on sale of discontinued operations of $134.1 million. The gain includes a $14.7 million of losses, net of $3.3 million of tax benefit, resulting from the operations of the Electronics OEM business from April 3, 2000 to the closing date.

    Net sales and earnings from discontinued operations for the first quarter 2000 are as follows:

(In thousands)
Net sales	$205,103

Earnings before income taxes	$23,546
Income tax expense	8,822

Earnings from discontinued operations	$14,724

    Included in first quarter 2000 earnings from discontinued operations is interest expense of $4.3 million, which was allocated to discontinued operations based upon the ratio of invested capital of discontinued operations to consolidated invested capital.

    The Corporation sold its Telzon/HDDX product line in March 2000 for an amount which approximated net book value. This product line had sales of $1 million in 2000 prior to its divestiture.

    The Corporation sold its copper and zinc ground rods product line in February 2001 for an amount which approximated net book value. This product line had sales of $3 million in 2001 prior to its divestiture.

9. CONTINGENCIES

Shareholder Litigation

    During 2000 certain shareholders of the Corporation filed five separate class-action suits in the United States District Court for the Western District of Tennessee against the Corporation, Clyde R. Moore and Fred R. Jones. The complaints allege fraud and violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The plaintiffs allege that purchasers of the Corporation's common stock between April 28, 1999 and August 21, 2000, were damaged when the market value of the stock dropped by nearly 29 percent on December 15, 1999, dropped by nearly 26% on June 20, 2000 and fell another 8% on August 22, 2000. An unspecified amount of damages is sought.

    On December 12, 2000, the Court issued an order consolidating all five of the actions into a single action and appointing lead plaintiffs and lead counsel. The plaintiffs filed a consolidated complaint on

January 25, 2001. The consolidated complaint essentially repeats the allegations in the earlier complaints.

    The Corporation intends to contest the litigation vigorously and filed a renewed motion to dismiss on March 12, 2001. At this early stage of litigation, the Corporation is unable to predict the outcome of this litigation and its ultimate effect, if any, on the financial condition of the Corporation. However, management believes that there are meritorious defenses to the claims. Mr. Moore and Mr. Jones may be entitled indemnification by the Corporation.

Tyco Dispute

    On November 1, 2000, pursuant to the Purchase Agreement between Tyco and the Corporation, dated May 7, 2000, as amended, Tyco delivered to the Corporation its proposed calculation of the Statement of Closing Working Capital and Statement of Closing Long-term Tangible Assets for the Electronics OEM business (collectively, the "Tyco Statement Calculation"). Under the terms of the Purchase Agreement, the purchase price to the Corporation on the closing date could be adjusted if the Closing Working Capital or the Closing Long-term Tangible Assets, which will be amounts agreed to by Tyco and the Corporation, or as determined by an agreed upon third party, are less than the Base Working Capital or the Base Long-term Tangible Assets, as defined in the Purchase Agreement (Base Working Capital and Base Long-term Tangible Assets collectively referred to herein as "Agreed Amounts"). The Tyco Statement Calculation delivered to the Corporation is substantially below the Agreed Amounts. As of April 1, 2001, Tyco was in possession of proceeds held back totaling $35 million.

    Management has reviewed the Tyco Statement Calculation and by a submission to Tyco dated January 15, 2001 disputed substantially all of the differences between the Tyco Statement Calculation and the Corporation's records. The parties have not reached an agreement on the closing statements. Under the terms of the Purchase Agreement, the parties are to refer the dispute to binding arbitration before an accounting arbitrator of their mutual choosing. Tyco and the Corporation have discussed the procedural rules for the proceeding and agreed to seek information regarding a potential arbitrator. At this time, the Corporation is unable to predict whether the purchase price on the closing date will be adjusted and, if so, its ultimate effect, if any, on the financial position or results of operations of the Corporation. However, management believes that the Tyco Statement Calculation is incorrect and intends to vigorously dispute it.

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

Other Legal Matters

    The Corporation is also involved in legal proceedings and litigation arising in the ordinary course of business. In those cases where the Corporation is the defendant, plaintiffs may seek to recover large and sometimes unspecified amounts, and some matters may remain unresolved for several years. The Corporation has provided for losses to the extent probable and estimable; however, additional losses, even though not anticipated, could be material with respect to financial position or results of operations in any given period.

10. DEBT

    The Corporation's long-term debt at April 1, 2001 and December 31, 2000, was:

(In thousands)	April 1, 2001	December 31, 2000
Notes payable	$605,687	$605,734
Non-U.S. borrowings	50,438	52,319
Industrial revenue bonds	14,655	14,655
Other	2,826	3,300

	673,606	676,008
Less current portion	5,740	6,025

Long-term debt	$667,866	$669,983

11. OTHER

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

    Notwithstanding the existence of an adversarial relationship with the controlling shareholder of Leviton, the Corporation has developed relationships with certain key members of Leviton management and believes that those relationships and other factors support management's conclusion that the Corporation has the ability to exercise significant influence over Leviton's financial and operating policies. The Corporation owns more than 20% of Leviton's voting stock, and there are no restrictions to the Corporation's ability to exercise the attributes of ownership; however, situations have not arisen to date in which the Corporation has had an opportunity to vote its Leviton shares in a matter that would demonstrate significant influence over Leviton's financial and operating policies. In addition, because the Corporation is a non-family shareholder, the Corporation believes that it has a greater ability than other shareholders to challenge actions by Leviton management that the Corporation considers adverse to shareholders' interests. Since inception, senior management responsible for Leviton's day-to-day operations and operating and financial policies have engaged in an ongoing dialogue with the Corporation, and they have acknowledged that the Corporation's presence as a Leviton shareholder has influenced the manner in which Leviton conducts business. Further, Leviton has taken certain actions following discussions with the Corporation that have been consistent with the Corporation's requests and suggestions. The Corporation's equity in earnings of Leviton was less than 10% of the fiscal 2000 consolidated pretax earnings (loss). Should the Corporation determine that it no longer has the ability to influence the operating and financial policies of Leviton, the Corporation, in compliance with GAAP, will adopt the cost method on a prospective basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Consolidated Results

    Sales for the first quarter 2001 were $396.9 million. The Corporation reported a loss from continuing operations of $5.0 million or a loss per basic and diluted share of $0.09. These results compare to sales of $475.1 million and earnings from continuing operations of $8.6 million, or $0.15 per basic and diluted share in the first quarter 2000. Sales for the quarter were negatively impacted by the adverse economic conditions, especially reduced activity in North American construction and communications markets. Slowing end-user demand for electrical products led many key electrical distributors to reduce inventory levels. In addition, several large cable TV and telecommunications companies have dramatically reduced spending on new system installation and delayed purchases.

    The first quarter of 2001 consolidated gross margin was $97.6 million (or 24.6% of net sales) as compared to $119.4 million (or 25.1% of net sales) in the first quarter of 2000. The first quarter 2001 gross margin was adversely impacted by unfavorable manufacturing variances partly due to the Corporation's focus on more effectively managing inventory levels despite significantly lower sales volume.

    Selling, general and administrative ("SG&A") expenses for the first quarter were $89.0 million versus $91.3 million in the year-ago period. In the first quarter of 2000, SG&A was lower by $6.4 million related to the sub-lease of the Corporation's former headquarters. Excluding this one-time benefit, the Corporation reduced SG&A expenses by $8.7 million versus the same three-month period last year. Also excluding this one-time benefit, SG&A as a percentage of net sales was 22.4% and 20.6% during the first quarters of 2001 and 2000, respectively, reflecting the lower net sales in 2001.

    Net interest expense in the first quarter of 2001 was down from the same period in the prior year as a result of lower debt levels during the current year first quarter as compared to the first quarter of the prior year.

    Other income for the first quarter 2001 was $0.5 million as compared to expense of $3.9 million for the 2000 period primarily due to the Corporation's discontinuation of the use of its asset securitization program in the second quarter 2000.

    The Corporation's 2001 effective income tax rate for continuing operations is a benefit of 31.0%. The first quarter 2000 income tax benefit of $3.6 million reflected tax benefits derived from operations in Puerto Rico and other tax-savings initiatives in the prior year.

Segment Results

    Beginning the first quarter of 2001, the Corporation began reporting its Steel Structures and HVAC businesses as separate segments. These businesses were previously included in Other results. Information for the prior period has been restated to conform to the new basis of presentation.

    Sales in the Electrical segment were $309.6 million for the first quarter 2001 which decreased $60.3 million or 16.3% from the first quarter in 2000. Segment earnings declined $17.4 million to $0.9 million for the first quarter 2001. The decrease in sales was primarily due to lower sales volume and the decrease in earnings was adversely affected by the sales decline and unfavorable manufacturing variances.

    The Steel Structures segment includes steel transmission poles and towers used for utility, cellular, lighting and municipal applications. Sales in the Steel Structures segment for the quarter were $33.4 million, up $4.0 million from $29.4 million in the first quarter of 2000. Earnings in the segment were $3.5 million versus $4.0 million during the same period of 2000 due, in part, to a shift in product mix.

    In the Corporation's Communications segment, sales were $28.3 million, down from $47.5 million in the first quarter 2000, largely as a result of weak market demand for cable TV products and distributors' efforts to reduce their inventories. Divestitures and impaired product lines also negatively impacted sales by approximately $8.0 million. The segment recorded a loss of $3.1 million, slightly more than the $2.7 million loss during the same period of 2000 due, in part, to the lower sales volume.

    The HVAC segment includes heating and ventilation products for commercial and industrial applications. Sales in the HVAC segment for the quarter were $25.6 million, down $2.7 million from $28.3 million in the first quarter of 2000. Sales were lower due to changes in the promotional program for stock products and softer demand for made-to-order products due to adverse weather conditions and soft construction markets. Earnings in the segment were $1.0 million versus $2.8 million during the same period of 2000 largely due to lower sales volume.

Review of Processes, Controls and Systems

    As discussed in prior reports, during 2000 the Corporation's new management team began a comprehensive review of processes, controls and systems in order to ensure their adequacy and, when appropriate, began implementing improvements.

    Early in this review, the accounts receivable function was identified as requiring significant improvement. Accordingly, the Corporation retained a nationally recognized firm to manage its claims and collections function at least until such time as the backlog of claims is eliminated and management has established appropriate internal processes to ensure the Corporation can remain current in managing its collections efforts. The Corporation has also made progress in correcting technical systems issues that adversely impacted its pricing and invoicing systems during the fourth quarter of 1999 and the first half of 2000. These systems problems were responsible, in part, for the large number of payment deductions made by customers and associated problems that hampered the Corporation's accounts receivable collection efforts.

    The Corporation also began a program to analyze and correct deficiencies in its inventory management and control processes. Using a combination of internal resources and third-party consultants, the Corporation completed a thorough review of inventory controls and processes. The Corporation is now refining and implementing new control procedures over inventory accounting. Management currently expects to have the new inventory procedures in place during of the second quarter of 2001.

    The Corporation initiated a program in the first quarter of 2001 to enhance its revenue cycle processes, such as pricing quotations, order entry, ship-from-stock-and debit, returned goods, and claims processing. Management expects to revise the Corporation's business policies and procedures, enhance the revenue auditing process and introduce more efficient cash management processes all in an effort to better maximize the Corporation's cash revenue cycle. Using a combination of internal resources and third-party experts, management plans to complete the program by late 2001.

    The Corporation is reviewing its existing capital appropriations management processes to enhance controls associated with authorization and procurement. Management began implementing enhancements during the first quarter of 2001.

    The Corporation is in the process of comprehensively revising and simplifying its pricing policies. The Corporation also revised the incentives offered in its Signature Service preferred customer program to ensure that the program supports profitable sales, and established tighter guidelines and accounting controls for volume-related discount programs and other price rebates effective in 2001.

    To address the Corporation's high freight costs, primarily as a result of inefficiencies and overly generous shipping policies, management is revising the Corporation's freight policies to make them comparable to, and competitive with, the Corporation's electrical components industry peers. As part of this effort, the Corporation began in the third quarter of 2000 to consolidate shipments to customers in several key regional markets. Consolidating customer shipments reduces costs and simplifies the customer's receipt of materials. Management believes that it will have revised freight policies and procedures in place in the second quarter of 2001, and expects to see gradual improvements in its freight performance for the second half of 2001.

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

Liquidity and Capital Resources

    Net cash provided by operating activities was $3.4 million in the first quarter 2001 as compared to net cash used by operating activities of $83.3 million for the first quarter of 2000. Working capital as of April 1, 2001 was $530.7 million compared with $549.3 million as of December 31, 2000. Accounts receivable decreased by 12.9% from December 31, 2000 in part due to the Corporation's continued success in improving its collections. Lower sales volume was also a factor. Days Sales Outstanding (DSO) has improved by more than 30% since the beginning of the third quarter of 2000, when the Corporation initiated an aggressive program to resolve the significant issues in this area. The improvement in DSO is primarily the result of the Corporation addressing the business practices and technical systems problems that resulted in an unusually high number of customer payment deductions, and is also due to improvements resulting from the hiring of a nationally-recognized firm to manage its accounts receivables function.

    Net cash provided by investing activities in the first quarter 2001 was $3.2 million as compared to net cash used by investing activities of $14.7 million for the first quarter 2000. Capital expenditures for the first quarter 2001 totaled $9.7 million, down from $26.1 million of expenditures in the same period of 2000. Capital expenditures for the year are expected to be $60-65 million for 2001, as compared to $69 million for 2000. Depreciation and amortization should be in the mid-$70 million range in 2001, as compared to $95 million in 2000.

    Net cash used by financing activities was $32.8 million for the first quarter 2001 as compared to net cash provided by financing activities of $58.6 million for the first quarter 2000. Dividends paid during the first quarter of 2001 totaled $16.2 million for dividends declared in the fourth quarter of 2000. As of April 1, 2001, net debt (total debt net of all cash, cash equivalents and marketable securities) increased by $16.3 million compared with December 31, 2000, in large part due to the payment of $12 million in corporate severance that was accrued as of year end 2000 and the aforementioned dividends paid.

Outlook

    Barring any unforeseen change in the general economy, management expects the Corporation to break even in the second quarter of 2001 and show sequential improvement for the balance of the year. Cash flow from operations is expected to be positive in 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For the period ended April 1, 2001, the Corporation did not experience any material changes in market risk disclosure that affect the quantitative and qualitative disclosures presented in its Annual Report on Form 10-K for the fiscal period ended December 31, 2000.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    See Note 9, "Contingencies," of the condensed consolidated financial statements included herein.

Item 5. Other Information

(a)
See "Cautionary Statement Regarding Forward-Looking Statements" included herein.

Item 6. Exhibits and Reports on Form 8-K

(a)
The following exhibits are filed as part of this Report:

(12)	Statement re Computation of Ratio of Earnings to Fixed Charges
(b)
Reports on Form 8-K

  On February 23, 2001, the Corporation filed a Current Report on Form 8-K, Items 5 and 7, commenting on its fourth quarter 2000 earnings expectations, and announcing that the Securities and Exchange Commission had commenced a formal investigation with respect to the Corporation's accounting, control and financial reporting practices that led to the special charges announced in August 2000.

  On March 30, 2001, the Corporation filed a Current Report on Form 8-K, Items 5, 7 and 9, related to the Corporation's March 30, 2001 conference call with analysts in which the Corporation discussed its financial results for the fourth quarter and year ended 2000 and restated financial statements.

THOMAS & BETTS CORPORATION

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMAS & BETTS CORPORATION (Registrant)
DATE: May 9, 2001	/s/ JOHN P. MURPHY John P. Murphy Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

QuickLinks

THOMAS & BETTS CORPORATION AND SUBSIDIARIES TABLE OF CONTENTS
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE