Form 10-Q
period 2001-07-01
THOMAS & BETTS CORP
filed 2001-08-15
CIK 97854

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2001
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock—$0.10 Par Value	Outstanding Shares at August 3, 2001
(Title of each Class)	58,150,474

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

  •
  Unexpected liabilities resulting from pending legal matters;

  •
  Future acquisitions which could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which adversely affect operating results and financial condition;

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

    For additional information about business risks facing the Corporation, investors should review Part I, Item 1—"Business Risks" of the Corporation's Annual Report on Form 10-K for the fiscal period ended December 31, 2000.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	July 1, 2001	December 31, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$172,131	$199,285
Marketable securities	11,613	19,390
Receivables—net	261,033	325,671
Receivable—Electronics OEM sale	35,000	35,000
Inventories:
Finished goods	161,239	174,930
Work-in-process	38,443	48,226
Raw materials	84,023	75,696

	283,705	298,852

Prepaid income taxes	42,040	—
Deferred income taxes	54,047	83,251
Prepaid expenses	10,148	7,112

Total Current Assets	869,717	968,561
Property, plant and equipment	859,678	865,973
Less accumulated depreciation	449,673	440,496

Property, plant and equipment—net	410,005	425,477
Intangible assets—net	522,281	537,502
Investments in unconsolidated companies	122,682	121,645
Other assets	30,687	34,578

TOTAL ASSETS	$1,955,372	$2,087,763

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$47	$16,453
Current maturities of long-term debt	6,253	6,025
Accounts payable	136,541	156,840
Accrued liabilities	180,533	209,634
Income taxes	—	14,078
Dividends payable	16,269	16,230

Total Current Liabilities	339,643	419,260

Long-term debt	661,773	669,983
Other long-term liabilities	75,917	80,090
Deferred income taxes	20,211	12,520
Shareholders' Equity:
Common stock	5,815	5,800
Additional paid-in capital	340,123	337,225
Retained earnings	584,603	627,457
Unearned compensation—restricted stock	(4,514)	(2,667)
Accumulated other comprehensive loss	(68,199)	(61,905)

Total Shareholders' Equity	857,828	905,910

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,955,372	$2,087,763

See accompanying notes to condensed consolidated financial statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000
		(Restated)		(Restated)
Net sales	$385,444	$403,645	$782,392	$878,777
Costs and expenses:
Cost of sales	287,129	428,727	586,507	783,973
Selling, general and administrative	84,377	115,614	173,402	206,899
Research and development	4,983	6,337	10,668	12,519
Amortization of intangibles	4,200	4,442	8,205	8,896

	380,689	555,120	778,782	1,012,287

Earnings (loss) from operations	4,755	(151,475)	3,610	(133,510)
Income from unconsolidated companies	245	3,756	3,679	9,008
Interest expense—net	(10,529)	(14,464)	(20,498)	(28,750)
Other (expense) income—net	(2,246)	(1,552)	(1,763)	(5,425)

Loss from continuing operations before income taxes	(7,775)	(163,735)	(14,972)	(158,677)
Income tax benefit	(2,410)	(51,002)	(4,641)	(54,559)

Loss from continuing operations	(5,365)	(112,733)	(10,331)	(104,118)
Earnings from discontinued operations	—	—	—	14,724
Gain on sale of discontinued operations	—	134,089	—	134,089

Net earnings (loss)	$(5,365)	$21,356	$(10,331)	$44,695

Basic earnings (loss) per share:
Loss from continuing operations	$(0.09)	$(1.94)	$(0.18)	$(1.79)
Earnings from discontinued operations	—	—	—	0.25
Gain on sale of discontinued operations	—	2.31	—	2.31

Net earnings (loss)	$(0.09)	$0.37	$(0.18)	$0.77

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.09)	$(1.94)	$(0.18)	$(1.79)
Earnings from discontinued operations	—	—	—	0.25
Gain on sale of discontinued operations	—	2.31	—	2.31

Net earnings (loss)	$(0.09)	$0.37	$(0.18)	$0.77

Average shares outstanding:
Basic	58,149	57,962	58,086	57,917
Diluted	58,149	57,962	58,086	57,917
Cash dividends declared per share	$0.28	$0.28	$0.56	$0.56

See accompanying notes to condensed consolidated financial statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	July 1, 2001	July 2, 2000
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(10,331)	$44,695
Gain on sale of discontinued operations	—	(134,089)
Earnings from discontinued operations	—	(14,724)

Loss from continuing operations	(10,331)	(104,118)
Adjustments:
Depreciation and amortization	39,882	43,798
Impairment charge on long-lived assets	—	5,723
Restructured operations recovery	—	(449)
Undistributed earnings from unconsolidated companies	(3,679)	(9,008)
Mark-to-market adjustment for derivative instruments	1,726	—
Deferred income taxes	37,021	(31,037)
(Gain) loss on sales of businesses	98	(468)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Receivables	58,457	(8,991)
Purchase of receivables under asset securitization program	—	(177,100)
Inventories	11,742	28,898
Accounts payable	(17,411)	4,125
Accrued liabilities	(28,980)	6,664
Income taxes payable	(55,886)	(40,828)
Other	1,009	(733)

Net cash provided (used) by operating activities	33,648	(283,524)

Net cash provided by discontinued operations	—	53,226

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(19,319)	(36,633)
Proceeds from sales of businesses	6,000	10,047
Proceeds from matured marketable securities	7,679	1,178

Net cash provided (used) by investing activities	(5,640)	(25,408)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in borrowings with original maturities less than 90 days	(16,347)	26,562
Increase (decrease) in long-term debt and other borrowings	(4,142)	223,231
Stock options exercised	—	3
Cash dividends paid	(32,484)	(32,488)

Net cash provided (used) by financing activities	(52,973)	217,308

EFFECT OF EXCHANGE-RATE CHANGES ON CASH	(2,189)	785

Net decrease in cash and cash equivalents	(27,154)	(37,613)
Cash and cash equivalents at beginning of period	199,285	69,640

Cash and cash equivalents at end of period	$172,131	$32,027

    See accompanying notes to condensed consolidated financial statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

    In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for the fair presentation of the financial position as of July 1, 2001 and December 31, 2000 and the results of operations and cash flows for the periods ended July 1, 2001 and July 2, 2000.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the fiscal period ended December 31, 2000. The results of operations for the quarters and six months ended July 1, 2001 and July 2, 2000 are not necessarily indicative of the operating results for the full year.

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

2. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values (mark-to-market) unless certain conditions are met. SFAS No. 133 and SFAS No. 138 are effective for fiscal years beginning after June 15, 2000. The Corporation adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001.

    At times, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of principally Canadian, Australian and European currencies, all maturing within 60 days. In addition, the Corporation is exposed to risk from fluctuating prices for certain commodities used to manufacture its products, primarily: copper, zinc and aluminum. Some of that risk is hedged through the use of futures contracts that fix the price the Corporation will pay for the commodity. The Corporation's derivative instruments as of January 1, 2001 and July 1, 2001 do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138.

    In conjunction with the implementation of SFAS No. 133 and SFAS No. 138, the Corporation recorded an asset and a liability as of January 1, 2001 for $1.1 million and $0.6 million, respectively. The prepaid asset recorded as of January 1, 2001 was composed of $0.9 million and $0.1 million that related to forward foreign exchange contracts and commodities futures, respectively. Accrued liabilities as of January 1, 2001 included $0.1 million and $0.5 million that related to forward foreign exchange contracts and commodities futures, respectively. Accrued liabilities as of July 1, 2001 include $1.3 million related to commodities futures. The Corporation had no outstanding forward foreign exchange contracts as of July 1, 2001.

    Mark-to-market gains and losses for commodities futures are recorded in cost of sales. Mark-to-market gains and losses for forward foreign exchange contracts are recorded in other (expense) income—net. The impact of these items in the statement of operations for the quarter and six months ended July 1, 2001 was a loss of approximately $1.3 million and $1.7 million, respectively.

3. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is composed of the following:

(In thousands)	July 1, 2001	December 31, 2000
Property, plant and equipment
Land	$16,135	$17,593
Buildings	177,621	176,132
Machinery and equipment	636,736	623,968
Construction-in-progress	29,186	48,280

	859,678	865,973
Less accumulated depreciation	449,673	440,496

	$410,005	$425,477

4. EARNINGS PER SHARE ("EPS")

    Basic EPS for each period is computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS for each period is computed by dividing net earnings by the sum of (1) the weighted-average number of shares outstanding during the period and (2) the dilutive effect, if any, of the assumed exercise of stock options using the treasury stock method.

    The following is a reconciliation of the numerators and denominators of the per share computations:

	Quarter Ended		Six Months Ended
(In thousands, except per share data)	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000
		(Restated)		(Restated)
Loss from continuing operations	$(5,365)	$(112,733)	$(10,331)	$(104,118)
Earnings from discontinued operations	—	—	—	14,724
Gain on sale of discontinued operations	—	134,089	—	134,089

Net earnings (loss)	$(5,365)	$21,356	$(10,331)	$44,695

Basic shares:
Average shares outstanding	58,149	57,962	58,086	57,917

Basic earnings (loss) per share:
Loss from continuing operations	$(0.09)	$(1.94)	$(0.18)	$(1.79)
Earnings from discontinued operations	—	—	—	0.25
Gain on sale of discontinued operations	—	2.31	—	2.31

Net earnings (loss)	$(0.09)	$0.37	$(0.18)	$0.77

Diluted shares:
Average shares outstanding	58,149	57,962	58,086	57,917
Additional shares from the assumed exercise of stock options	—	—	—	—

	58,149	57,962	58,086	57,917

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.09)	$(1.94)	$(0.18)	$(1.79)
Earnings from discontinued operations	—	—	—	0.25
Gain on sale of discontinued operations	—	2.31	—	2.31

Net earnings (loss)	$(0.09)	$0.37	$(0.18)	$0.77

    Options for approximately 3,094,000 shares and 2,967,000 shares for the second quarter and six months ended July 1, 2001, respectively, were excluded because their effect was anti-dilutive. Options for approximately 3,023,000 shares and 2,919,000 shares for the second quarter and six months ended July 2, 2000, respectively, were excluded because their effect was anti-dilutive. Due to losses in certain periods, the assumed net exercise of stock options was excluded, as the effect would have been anti-

dilutive. Options for approximately 2,296,000 shares were granted during the six months ended July 1, 2001.

5. COMPREHENSIVE INCOME

    Total comprehensive income (loss) and its components are as follows:

	Quarter Ended		Six Months Ended
(In thousands)	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000
		(Restated)		(Restated)
Net earnings (loss)	$(5,365)	$21,356	$(10,331)	$44,695
Foreign currency translation adjustments	7,594	(3,893)	(6,233)	(10,034)
Unrealized losses on securities	(54)	(127)	(61)	(248)

Total comprehensive income (loss)	$2,175	$17,336	$(16,625)	$34,413

6. RESTATEMENTS AND RECLASSIFICATIONS

Restatement of Consolidated Financial Statements

    During 2000, management began a review of processes, controls and systems in order to assure their adequacy, and, when appropriate, began implementing improvements. Primarily in the second quarter of 2000, management recorded substantial charges in connection with the aforementioned review. Management had identified certain adjustments which necessitated a restatement of the Corporation's consolidated financial statements for the first and second quarters of 2000, the interim periods of 1999, and for the years 1996, 1997, 1998 and 1999. The reasons for, and financial impact of, the adjustments on each of these fiscal years are described in the Corporation's Annual Report on Form 10-K for the fiscal period ended December 31, 2000. The reasons for, and financial impact of, the second quarter adjustments during 2000 are described in this Note. See Management's Discussion and Analysis of Results of Operations and Financial Condition for an update on the "Review of Processes, Controls and Systems."

Reclassifications

    During the fourth quarter of 2000, the Corporation began reporting expenses for transportation of products to customers and between its facilities as a component of cost of sales as a result of the adoption of Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." These costs had previously been reported as a reduction of net sales. Transportation costs included in cost of sales for continuing operations totaled $32.7 and $58.4 million for the quarter and six months ended July 2, 2000, respectively. The prior year financial statements were reclassified to conform to the current year presentation. These reclassifications had no effect on earnings or loss in any period.

    The following table highlights the effects of the restatement and reclassifications on the previously reported condensed consolidated statements of operations for the quarter and six months ended July 2, 2000.

	Quarter Ended July 2, 2000 (Unaudited)
(In thousands)	As Previously Reported(a)	Restatement Adjustments	Reclassification Adjustments	As Restated and Reclassified
Net sales	$285,490	$85,427	$32,728	$403,645
Cost of sales	404,692	(8,693)	32,728	428,727
Selling, general and administrative	112,631	2,983	—	115,614
Research and development	6,337	—	—	6,337
Amortization of intangibles	4,442	—	—	4,442

	528,102	(5,710)	32,728	555,120

Loss from operations	(242,612)	91,137	—	(151,475)
Income from unconsolidated companies	2,384	1,372	—	3,756
Interest expense—net	(15,641)	1,177	—	(14,464)
Other (expense) income—net	(1,586)	34	—	(1,552)

Loss from continuing operations before income taxes	(257,455)	93,720	—	(163,735)
Income tax benefit	(86,600)	35,598	—	(51,002)

Loss from continuing operations	(170,855)	58,122	—	(112,733)
Gain on sale of discontinued operations	134,089	—	—	134,089

Net earnings (loss)	$(36,766)	$58,122	$—	$21,356

(a)
This column represents information as reported in certain of the Corporation's prior year Quarterly Reports on Form 10-Q.

	Six Months Ended July 2, 2000 (Unaudited)
(In thousands)	As Previously Reported(a)	Restatement Adjustments	Reclassification Adjustments	As Restated and Reclassified
Net sales	$748,362	$71,938	$58,477	$878,777
Cost of sales	722,909	2,587	58,477	783,973
Selling, general and administrative	201,945	4,954	—	206,899
Research and development	12,520	(1)	—	12,519
Amortization of intangibles	8,895	1	—	8,896

	946,269	7,541	58,477	1,012,287

Loss from operations	(197,907)	64,397	—	(133,510)
Income from unconsolidated companies	7,805	1,203	—	9,008
Interest expense—net	(28,336)	(414)	—	(28,750)
Other (expense) income—net	(5,458)	33	—	(5,425)

Loss from continuing operations before income taxes	(223,896)	65,219	—	(158,677)
Income tax benefit	(79,328)	24,769	—	(54,559)

Loss from continuing operations	(144,568)	40,450	—	(104,118)
Earnings from discontinued operations	9,577	5,147	—	14,724
Gain on sale of discontinued operations	134,089	—	—	134,089

Net earnings (loss)	$(902)	$45,597	$—	$44,695

(a)
This column represents information as reported in certain of the Corporation's prior year Quarterly Reports on Form 10-Q.

    The principal components of the restatement for the quarter and six months ended July 2, 2000 are as follows:

(In thousands)	Quarter Ended July 2, 2000	Six Months Ended July 2, 2000
	(Unaudited)	(Unaudited)
Continuing Operations:
Net sales:
Revenue recognition	$49,008	$51,655
Other revenue adjustments	36,419	20,283

	$85,427	$71,938

Pretax earnings (loss):
Revenue recognition	$25,029	$26,168
Other revenue adjustments	36,419	20,282
Inventory	9,554	1,216
Property, plant and equipment	15,009	10,685
Other	7,709	6,868

	93,720	65,219
Income tax effect and adjustments	35,598	24,769

Net earnings (loss)	$58,122	$40,450

Earnings from discontinued operations	$—	$5,147

Total earnings (loss) from continuing and discontinued operations	$58,122	$45,597

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

Property, Plant and Equipment

    The restated condensed consolidated financial statements reflect adjustments to depreciate assets misclassified as construction-in-progress and to recognize depreciation expense in the appropriate periods. Adjustments were also made to correctly reflect certain items as period expenses that were previously capitalized.

Other

    Other items reflected in the restated condensed consolidated financial statements are primarily adjustments to properly attribute freight costs and restructuring charges.

Income Tax Adjustments

    Income tax adjustments primarily reflect the tax impact of the pretax adjustments described above.

7. SEGMENT AND OTHER RELATED DISCLOSURES

    The Corporation has four reportable segments: Electrical, Steel Structures, Communications and HVAC. The Corporation's reportable segments are based on a combination of product lines and channels to market, and represent the primary mode used to assess allocation of resources and performance. Management evaluates each segment's profit or loss performance based on earnings before interest, taxes; gains and losses on sale of receivables; foreign exchange gains and losses; impairments; and restructure and certain other charges.

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

Segment Information

	Quarter Ended		Six Months Ended
(In thousands)	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000
		(Restated)		(Restated)
Net Sales:
Electrical	$302,040	$303,220	$611,680	$673,143
Steel Structures	36,270	32,479	69,662	61,894
Communications	27,579	43,387	55,919	90,849
HVAC	19,555	24,559	45,131	52,891

Total	$385,444	$403,645	$782,392	$878,777

Segment Earnings (Loss):
Electrical	$3,986	$(114,350)	$4,895	$(96,020)
Steel Structures	5,126	3,337	8,668	7,325
Communications	(2,783)	(16,566)	(5,922)	(19,278)
HVAC	(1,329)	806	(352)	3,635

Total	$5,000	$(126,773)	$7,289	$(104,338)

Reconciliation to Total Corporation

	Quarter Ended		Six Months Ended
(In thousands)	July 1, 2001	July 2, 2000	July 1, 2001	July 2, 2000
		(Restated)		(Restated)
Earnings (Loss) Before Income Taxes:
Total reportable segment earnings	$5,000	$(126,773)	$7,289	$(104,338)
Impairment, restructure and other special charges	(7)	(20,943)	—	(20,494)
Interest expense—net	(10,529)	(14,464)	(20,498)	(28,750)
Gain (loss) on sale of receivables	—	32	—	(2,650)
Other	(2,239)	(1,587)	(1,763)	(2,445)

Earnings (loss) from continuing operations before income taxes	$(7,775)	$(163,735)	$(14,972)	$(158,677)

8. DIVESTITURES

    On July 2, 2000, the Corporation completed the sale of substantially all of its global Electronics OEM business to Tyco Group S.a.r.l. ("Tyco") for $750 million in cash, subject to adjustment, with a portion of the proceeds deferred. The cash purchase price was reduced by approximately $14 million for debt assumed by Tyco. At closing Tyco wire transferred funds of approximately $686 million and retained approximately $50 million of the purchase price. During the third quarter of 2000, $15 million of withheld proceeds were released to the Corporation. The remaining amount of proceeds is still being withheld by Tyco pending the resolution of the Tyco Dispute described in Note 9 "Contingencies."

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

    The sale resulted in a pretax gain of $231.1 million, which, reduced by $97.0 million of income taxes, produced a gain on sale of discontinued operations of $134.1 million. The gain includes $14.7 million of losses, net of $3.3 million of tax benefit, resulting from the operations of the Electronics OEM business from April 3, 2000 to the closing date.

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

9. CONTINGENCIES

Shareholder Litigation

    During 2000 certain shareholders of the Corporation filed five separate class-action suits in the United States District Court for the Western District of Tennessee against the Corporation, Clyde R. Moore and Fred R. Jones. The complaints allege fraud and violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The plaintiffs allege that purchasers of the Corporation's common stock between April 28, 1999 and August 21, 2000, were damaged when the market value of the stock dropped by nearly 29% on December 15, 1999, dropped by nearly 26% on June 20, 2000 and fell another 8% on August 22, 2000. An unspecified amount of damages is sought.

    On December 12, 2000, the Court issued an order consolidating all five of the actions into a single action. The consolidated complaint essentially repeats the allegations in the earlier complaints.

    The Corporation intends to contest the litigation vigorously and has filed a motion to dismiss. At this stage, the Corporation is unable to predict the outcome of this litigation and its ultimate effect, if any, on the financial condition of the Corporation. However, management believes that there are meritorious defenses to the claims. Mr. Moore and Mr. Jones may be entitled indemnification by the Corporation in connection with this litigation.

    A parallel federal securities law class action has recently been filed by the same plaintiffs against KPMG LLP, the Corporation's independent auditors, mirroring the Rule 10b-5 allegations in the action discussed above against the Corporation. The plaintiffs are seeking to consolidate the two actions.

Tyco Dispute

    On November 1, 2000, pursuant to the Purchase Agreement between Tyco and the Corporation, dated May 7, 2000, as amended, Tyco delivered to the Corporation its proposed calculation of the Statement of Closing Working Capital and Statement of Closing Long-term Tangible Assets for the Electronics OEM business (collectively, the "Tyco Statement Calculation"). Under the terms of the Purchase Agreement, the purchase price to the Corporation on the closing date could be adjusted if the Closing Working Capital or the Closing Long-term Tangible Assets, which will be amounts agreed to by Tyco and the Corporation, or as determined by an agreed upon third party, are less than the Base Working Capital or the Base Long-term Tangible Assets, as defined in the Purchase Agreement (Base Working Capital and Base Long-term Tangible Assets collectively referred to herein as "Agreed Amounts"). The Tyco Statement Calculation delivered to the Corporation is substantially below the Agreed Amounts. As of July 1, 2001, Tyco was in possession of proceeds held back totaling $35 million.

    Management has reviewed the Tyco Statement Calculation and by a submission to Tyco dated January 15, 2001 disputed substantially all of the differences between the Tyco Statement Calculation and the Corporation's records. The parties have not reached an agreement on the closing statements. Under the terms of the Purchase Agreement, the parties are to refer the dispute to binding arbitration before an accounting arbitrator of their mutual choosing. Tyco and the Corporation have discussed the procedural rules for the proceeding and agreed upon an arbitrator. At this time, the Corporation is unable to predict whether the purchase price on the closing date will be adjusted and, if so, its ultimate effect, if any, on the financial position or results of operations of the Corporation. However, management believes that the Tyco Statement Calculation is incorrect and intends to vigorously dispute it.

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

10. DEBT

    The Corporation's long-term debt at July 1, 2001 and December 31, 2000, was:

(In thousands)	July 1, 2001	December 31, 2000
Notes payable	$605,874	$605,734
Non-U.S. borrowings	48,708	52,319
Industrial revenue bonds	11,155	14,655
Other	2,289	3,300

	668,026	676,008
Less current portion	6,253	6,025

Long-term debt	$661,773	$669,983

    During the quarter, the Corporation had two revolving credit agreements totaling $400 million in commitments from a group of domestic and foreign banks, under which $200 million was available through June 2003 (the "Five-Year Facility") and $200 million was available through June 2001 (the "364-day Facility"). At the end of June 2001, the Corporation allowed the 364-day Facility to expire by its terms. This facility was used for back-up liquidity purposes; however, given the Corporation's current cash position, management does not expect to need the facility in the foreseeable future.

    There are two restrictive financial covenant provisions contained in the Five-Year Facility. The Corporation must maintain a specified ratio of operating cash flow, as defined, to consolidated debt and a specified ratio of consolidated debt to equity. If the Corporation fails to meet its agreed financial covenant provisions, cross-acceleration provisions in certain of the debt agreements could be invoked. The Corporation did not satisfy a ratio of operating cash flow, as defined, under the Five-Year Facility at the end of the second fiscal quarter of 2001. Therefore, on July 1, 2001, the Corporation entered into a waiver and amendment to the Five-Year Facility that, among other things, waive until September 28, 2001 compliance with the operating cash flow covenant, reduces the size of such facility to $150 million, increases the interest rates and provides to the bank group a security interest in the Corporation's accounts receivable, inventory and equipment. At the end of the second quarter, there was no debt outstanding under the Five-Year Facility and management does not expect to borrow under this facility in the foreseeable future. The Corporation is currently in discussions with the bank group to reduce by $50 million the amount of credit available and amend the term of the Five-Year Facility to June 2002. Management expects to execute an amended credit agreement before the current waiver expires.

11. OTHER

    Leviton Manufacturing Co.:  In August 1994, the Corporation completed the purchase of a minority interest (29.1% of the outstanding common stock representing 23.55% of the voting common stock) in Leviton Manufacturing Co., Inc., a leading U.S. manufacturer of wiring devices, for approximately $51 million consisting of cash and common stock. If the Corporation were to liquidate its interest in Leviton, it could be required to make an additional payment to the seller in an amount up to $20 million. Leviton's chief executive officer opposed the Corporation's acquisition. The chief executive officer, with his wife, owns approximately 50.5% of Leviton's outstanding common stock (76.45% of Leviton's voting common stock) through a voting trust (a majority sufficient for the approval of all corporate actions that Leviton might undertake; however, the majority is not sufficient to permit either federal income tax consolidation or pooling of interests accounting treatment in a merger). The remainder of the outstanding common stock, all of which is non-voting, is owned by approximately 19 other Leviton family members. The opposition of the chief executive officer to the Corporation's investment has resulted in litigation between Leviton and the Corporation, consisting of the Corporation's proceeding in Delaware in February 1995 to compel Leviton to make additional financial and other information available to the Corporation, and of Leviton's subsequent action against the Corporation and other parties in New York seeking damages and other relief in connection with the transaction in which the Corporation acquired its Leviton investment. The Corporation does not have and has not sought representation on Leviton's board of directors, which would be opposed by Leviton's chief executive officer, and does not receive copies of Leviton's board minutes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Comparison of Periods in 2001 with Periods in 2000
Selected Information from Condensed Consolidated Statements of Operations

	Quarter Ended July 1, 2001		Quarter Ended July 2, 2000
	In Thousands	% of Net Sales	In Thousands	% of Net Sales
			(Restated)
Net sales	$385,444	100.0	$403,645	100.0
Gross margin	98,315	25.5	(25,082)	-6.2
Selling, general and administrative	84,377	21.9	115,614	28.6
Earnings (loss) from operations	4,755	1.2	(151,475)	-37.5
Income from unconsolidated companies	245	0.1	3,756	0.9
Interest expense—net	(10,529)	-2.7	(14,464)	-3.6
Loss from continuing operations	(5,365)	-1.4	(112,733)	-27.9
Net earnings (loss)	(5,365)	-1.4	21,356	5.3
	Six Months Ended July 1, 2001		Six Months Ended July 2, 2000
	In Thousands	% of Net Sales	In Thousands	% of Net Sales
			(Restated)
Net sales	$782,392	100.0	$878,777	100.0
Gross margin	195,885	25.0	94,804	10.8
Selling, general and administrative	173,402	22.2	206,899	23.5
Earnings (loss) from operations	3,610	0.5	(133,510)	-15.2
Income from unconsolidated companies	3,679	0.5	9,008	1.0
Interest expense—net	(20,498)	-2.6	(28,750)	-3.3
Loss from continuing operations	(10,331)	-1.3	(104,118)	-11.8
Net earnings (loss)	(10,331)	-1.3	44,695	5.1

Consolidated Results

    For the second fiscal quarter of 2001, the Corporation reported a loss from continuing operations of $5.4 million, or a loss per basic and diluted share of $0.09 on sales of $385.4 million. These results compare to a loss from continuing operations of $112.7 million, or a loss per basic and diluted share of $1.94 on sales of $403.6 million, for the same quarter in 2000.

    For the six months for 2001, the Corporation reported a loss from continuing operations of $10.3 million, or a loss per basic and diluted share of $0.18 on sales of $782.4 million. These results compare to a loss from continuing operations of $104.1 million, or a loss per basic and diluted share of $1.79 on sales of $878.8 million, for the same period in 2000.

    For the quarter and six months ended July 1, 2001, the consolidated net loss for the Corporation is the same as the loss from continuing operations. However, in the second quarter 2000, the Corporation reported net earnings of $21.4 million, or $0.37 per diluted share, which included an after-tax gain on the sale of the Corporation's Electronics OEM business of $134.1 million or $2.31 per diluted share. For the six months of 2000, the Corporation reported net earnings of $44.7 million, or $0.77 per diluted share, which included the second quarter gain on sale as well as earnings from discontinued operations of $14.7 million or $0.25 per share.

    Continued softness in industrial, construction, cable TV and telecommunications markets adversely affected sales for both the current year quarter and six months. The 2000 quarter and six months results from continuing operations included significant charges. These charges are discussed in detail in Note 6 as well as in the Corporation's Annual Report on Form 10-K for fiscal year 2000.

    The second quarter of 2001 gross margin was $98.3 million (or 25.5% of net sales) as compared to a negative gross margin of $25.1 million for the second quarter of 2000. The six months 2001 gross margin was $195.9 million (or 25.0% of net sales) versus $94.8 million (or 10.8% of net sales) for the same period in 2000. The prior year gross margins for the quarter and six months were significantly influenced by a $5.7 million impairment charge on long-lived assets and the charges in the previous year in connection with management's review of processes, controls and systems (see Note 6 in the Notes to Condensed Consolidated Financial Statements).

    Selling, general and administrative ("SG&A") expenses for the second quarter were $84.4 million, or 21.9% of sales, compared to $115.6 million, or 28.6% of sales in the second quarter 2000. For the six-month periods, SG&A was $173.4 million and $206.9 million for 2001 and 2000, respectively. SG&A as a percentage of net sales was 22.2% as compared to 23.5% for the six-month periods 2001 and 2000, respectively, reflecting the Corporation's continuing efforts to streamline costs.

    Income from unconsolidated companies in the second quarter 2001 was $0.2 million versus $3.8 million in the second quarter 2000. For the six-month periods, income from unconsolidated companies decreased from $9.0 million in 2000 to $3.7 million for the same 2001 period. The reductions for the quarter and six month periods were due primarily to lower domestic operating results related to these entities.

    Net interest expense in the second quarter and six months of 2001 was down from the same periods in the prior year as a result of lower debt levels during the current year as compared to the respective periods of the prior year.

    Other expense was $2.2 million in the current quarter period compared to $1.6 million for the prior year period. However, other expense for the six-month periods decreased from $5.4 million for 2000 to $1.8 million for 2001. The decrease for the six-month period largely reflects the Corporation's discontinuation of the use of its asset securitization program in the second quarter 2000 which was somewhat offset by the negative impact in the second quarter of 2001 by unfavorable foreign currency exchange.

    The Corporation's 2001 effective income tax rate for continuing operations is a benefit of 31.0% for the quarter period and six-month period. The effective income tax rate for 2000 continuing operations is a benefit of 31.1% and 34.4% for the quarter and six months, respectively.

Segment Results

    Beginning in the first quarter of 2001, the Corporation began reporting its Steel Structures and HVAC businesses as separate segments. These businesses were previously included in Other results. Information for the prior period has been restated to conform to the new basis of presentation.

    Sales in the Corporation's Electrical segment were $302.0 million for the second quarter of 2001, basically flat with the $303.2 million reported in the second quarter of 2000. The quarter and year to date sales for the current period were adversely impacted by the continued slow down in industrial and construction markets. Segment earnings for the quarter were $4.0 million versus a loss of $114.4 million in the year-earlier period. Year to date sales for the Electrical segment were down from $673.1 million for 2000 to $611.7 million for 2001 reflecting primarily lower sales volumes. However, year to date segment earnings for 2001 were $4.9 million versus a loss of $96.0 million for 2000. The 2000 earnings were significantly impacted by charges taken in the previous year while 2001 segment earnings were positively impacted as the result of actions taken by management to reduce manufacturing and SG&A expenses. Results in 2001 were negatively impacted by unabsorbed fixed costs resulting from lower volume levels previously mentioned.

    Sales in the Steel Structures segment were $36.3 million for the second quarter compared to $32.5 million in the second quarter 2000. Earnings in the segment were $5.1 million versus $3.3 million in the second quarter 2000. The year to date segment sales increased to $69.7 million for 2001 from $61.9 million for 2000. Year to date earnings were $8.7 million for 2001 as compared to $7.3 million for 2000. The higher sales volumes are due to incremental capacity and strong demand for infrastructure to support power grids. A favorable product mix also boosted segment earnings.

    In the Corporation's Communications segment, sales were $27.6 million, down from the $43.4 million reported in the second quarter of 2000. On a year-over-year basis, sales were down significantly from the $90.8 million reported for the same six-month period in 2000 to $55.9 million in 2001. Previously divested and discontinued product lines accounted for $13 million of this year to date sales decrease. Continued weak market demand for cable TV (CATV) products, telecom and CATV distributors' efforts to reduce their inventories are the primary drivers behind reduced sales volumes. The segment recorded a loss of $2.8 million for the 2001 quarter, significantly less than the $16.6 million loss in the second quarter 2000. The year to date segment earnings also reflected a much smaller loss of $5.9 million versus a loss of $19.3 million for the same period in the previous year. The 2000 earnings were significantly impacted by charges taken in that year while 2001 segment earnings were positively affected by efforts made to reduce manufacturing and SG&A expenses to better match current demand levels.

    The HVAC segment reported sales of $19.6 million for the quarter, down $5.0 million from the second quarter of last year. Year to date segment sales decreased from $52.9 million for 2000 to $45.1 million for 2001. Sales continued to be adversely affected by changes made to a marketing program for distributors historically used by the Corporation, as well as reduced demand for made-to-order products due to soft construction markets. The segment reported a loss of $1.3 million in the current quarter compared to earnings of $0.8 million in the same period of 2000. The 2001 year to date segment loss was $0.4 million versus 2000 year to date segment earnings of $3.6 million. The reduction in earnings was primarily due to lower sales volume.

SUPPLEMENTAL SEQUENTIAL QUARTERLY COMPARISON

    While the information set forth below in this section is not required under Regulation S-K of the Securities Exchange Act of 1934, management believes the comparison of second quarter 2001 to first quarter 2001 is a meaningful analysis for understanding the current operations of the Corporation.

Comparison of Second Quarter 2001 with First Quarter 2001
Selected Information from Condensed Consolidated Statements of Operations

	Quarter Ended
	July 1, 2001		April 1, 2001
	In Thousands	% of Net Sales	In Thousands	% of Net Sales
Net sales	$385,444	100.0	$396,948	100.0
Gross margin	98,315	25.5	97,563	24.6
Selling, general and administrative	84,377	21.9	89,025	22.4
Earnings (loss) from operations	4,755	1.2	(1,145)	-0.3
Income from unconsolidated companies	245	0.1	3,434	0.9
Interest expense—net	(10,529)	-2.7	(9,969)	-2.5
Net loss	(5,365)	-1.4	(4,966)	-1.3

Consolidated Results

    Sales for the second quarter 2001 were $385.4 million compared to $396.9 million in the first quarter 2001. The Corporation reported a net loss of $5.4 million, or loss per share of $0.09 in the current quarter, relatively flat when compared with the $5.0 million net loss, or $0.09 loss per share in the first quarter 2001. Continued softness in industrial, construction, cable TV and telecommunications markets adversely affected sales. Despite lower sales volumes, the Corporation improved its gross margin as a percentage of sales to 25.5% in the second quarter 2001 from 24.6% in the preceding quarter. This increase is primarily a result of a lower cost base attained through personnel reductions and improvements from manufacturing operating efficiencies. To date the Corporation has reduced its workforce by approximately 17%, including hourly and salaried personnel, since December 31, 2000.

    SG&A expenses for the second quarter were $84.4 million, or 21.9% of sales, compared to $89.0 million, or 22.4% of sales, in the first quarter 2001. The quarter-over-quarter improvement is due, in part, to personnel reductions.

    Income from unconsolidated companies in the second quarter was $0.2 million versus $3.4 million in the first quarter 2001 due primarily to lower domestic operating results related to these entities.

    Net interest expense in the second quarter 2001 was $10.5 million, compared with $10.0 million in the preceding quarter. The net quarter-over-quarter increase was primarily due to lower levels of interest income resulting from lower market interest rates.

Segment Results

    Sales in the Corporation's Electrical segment were $302.0 million for the quarter, down from $309.6 million in the first quarter 2001. Earnings in the segment were $4.0 million versus $0.9 million in the first quarter 2001. Segment sales in the second quarter 2001 were adversely impacted by the continued slow down in industrial and construction markets. The improvement in segment earnings from the prior quarter is primarily the results of actions taken by management to reduce manufacturing and SG&A expenses.

    Sales in the Steel Structures segment were $36.3 million for the second quarter, compared to $33.4 million in the first quarter 2001. Earnings in the segment were $5.1 million versus $3.5 million in the preceding quarter. The higher sales volumes are due to incremental capacity additions and strong demand for infrastructure to support power grids. A favorable product mix also boosted segment earnings.

    In the Corporation's Communications segment, sales were $27.6 million, down slightly from the $28.3 million reported in the first quarter of 2001. Continued weak market demand for cable TV (CATV) products and telecom and CATV distributors' efforts to reduce their inventories are the primary drivers behind reduced sales volumes. The segment recorded a loss of $2.8 million for the second quarter of 2001, slightly less than the $3.1 million loss in the first quarter 2001.

    The HVAC segment reported sales of $19.6 million for the quarter, down $6.0 million from the preceding quarter. Sales continued to be adversely affected by changes made to a marketing program for distributors historically used by the Corporation, as well as reduced demand for made-to-order products due to soft construction markets. The segment reported a loss of $1.3 million in the current quarter compared to earnings of $1.0 million in the first quarter 2001. The reduction in earnings was primarily due to lower sales volume.

Review of Processes, Controls and Systems

    As discussed in prior reports, during 2000 the Corporation's new management team began a comprehensive review of processes, controls and systems in order to ensure their adequacy and, when appropriate, began implementing improvements.

    Early in this review, the accounts receivable function was identified as requiring significant improvement. Accordingly, the Corporation retained a nationally recognized firm to manage its claims and collections function. The Corporation has also made significant progress in correcting technical systems issues that adversely impacted its pricing and invoicing systems during the fourth quarter of 1999 and the first half of 2000. These systems problems were responsible, in part, for the large number of payment deductions made by customers and associated problems that hampered the Corporation's accounts receivable collection efforts.

    The Corporation also began a program to analyze and correct deficiencies in its inventory management and control processes. Using a combination of internal resources and third-party consultants, the Corporation completed a thorough review of inventory controls and processes. The Corporation has refined and implemented new control procedures over inventory accounting and management.

    The Corporation is reviewing its existing capital appropriations management processes to enhance controls associated with authorization and procurement. Management began implementing enhancements during the first quarter of 2001 and expects to be completed by year end 2001.

    The Corporation initiated a program in the first quarter of 2001 to enhance its revenue cycle processes, such as pricing quotations, order entry, ship-from-stock-and debit, returned goods, and claims processing. Management has begun revising the Corporation's business policies and procedures, enhancing the revenue auditing process and introducing more efficient cash management processes all in an effort to better maximize the Corporation's revenue cycle. Using a combination of internal resources and third-party experts, management plans to complete the program by late 2001.

    The Corporation is in the process of comprehensively revising and simplifying its pricing policies. The new pricing policies are expected to be in place for fiscal 2002 activity. The Corporation also revised the incentives offered in its Signature Service preferred customer program to ensure that the program supports profitable sales, and established tighter guidelines and accounting controls for volume-related discount programs and other price rebates effective in 2001.

    To address the Corporation's high freight costs, primarily as a result of inefficiencies and overly generous shipping policies, management revised the Corporation's freight policies to make them comparable to, and competitive with, the Corporation's electrical components industry peers. As part of this effort, the Corporation began in the third quarter of 2000 to consolidate shipments to customers in several key regional markets. Consolidating customer shipments reduces costs and simplifies the customer's receipt of materials.

    The Corporation is also exploring alternatives to make its distribution and warehouse operations more cost effective. Distribution costs are high due to inefficiencies and excess warehouse capacity. Management expects to see gradual improvements in its distribution costs mainly in 2002.

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

FINANCIAL CONDITION

Liquidity and Capital Resources

    Net cash provided by operating activities was $33.6 million for the first six months of 2001 as compared to net cash used by operating activities of $283.5 million for the same 2000 period. Working capital as of July 1, 2001 was $530.1 million compared with $549.3 million as of December 31, 2000. Accounts receivable decreased by 19.8% from December 31, 2000 in part due to the Corporation's continued success in improving its collections. Lower sales volume was also a factor. Days Sales Outstanding (DSO) has continued to improve in the second quarter of 2001 and has been reduced by more than one-third since the end of the second quarter 2000 when the Corporation began a comprehensive program to resolve issues that lead to high levels of accounts receivable. Inventory levels as of July 1, 2001 were approximately $15 million lower than December 31, 2000. The Corporation's ability to continue to reduce inventories, even in the face of lower sales volumes, illustrates its commitment to tightly manage its inventory.

    Net cash used by investing activities for the first six months of 2001 was $5.6 million as compared to net cash used by investing activities of $25.4 million for the first six months of 2000. Year to date capital expenditures for 2001 totaled $19.3 million, down from $36.6 million of expenditures, in the same period of 2000. Capital expenditures for the year are expected to be $40-$45 million for 2001, as compared to $69 million for 2000. Depreciation and amortization are expected to be in the $80 million range in 2001, as compared to $95 million in 2000.

    Net cash used by financing activities was $53.0 million for the 2001 six-month period as compared to net cash provided by financing activities of $217.3 million for the same 2000 period. Dividends paid during the first six months of 2001 totaled $32.5 million for dividends declared in the fourth quarter of 2000 and the first quarter 2001. During July 2001, the Corporation paid dividends of $16.3 million declared in the second quarter 2001. On July 24, 2001, the Corporation's Board of Directors approved a change in the Corporation's current dividend paying practices and approved a policy under which the Corporation will retain its future earnings to fund the strengthening, development and growth of its business. The Corporation does not presently anticipate declaring any cash dividends on the Corporation's common stock in the foreseeable future but this policy is subject to change. Future decisions concerning the payment of cash dividends on the Corporation's common stock will depend upon its results of operations, financial condition, capital expenditure plans and other factors that the Board of Directors may consider relevant at the time.

    As of July 1, 2001, net debt (total debt net of all cash, cash equivalents and marketable securities) increased by $10.5 million compared with December 31, 2000. Significant factors contributing to this net increase were the payment of $12 million in corporate severance that was accrued as of year end 2000 and the aforementioned dividends paid. During the quarter, the Corporation had two revolving credit agreements totaling $400 million in commitments from a group of domestic and foreign banks, under which $200 million was available through June 2003 (the "Five-Year Facility") and $200 million was available through June 2001 (the "364-day Facility"). At the end of June 2001, the Corporation allowed the 364-day Facility to expire by its terms. This facility was used for back-up liquidity purposes; however, given the Corporation's current cash position, management does not expect to need the facility in the foreseeable future.

    There are two restrictive financial covenant provisions contained in the Five-Year Facility. The Corporation must maintain a specified ratio of operating cash flow, as defined, to consolidated debt and a specified ratio of consolidated debt to equity. If the Corporation fails to meet its financial covenant provisions, cross-acceleration provisions in certain of the debt agreements could be invoked. The Corporation did not satisfy a ratio of operating cash flow, as defined, under the Five-Year Facility at the end of the second fiscal quarter of 2001. Therefore, on July 1, 2001, the Corporation entered into a waiver and amendment to the Five-Year Facility that, among other things, waives until September 28, 2001 compliance with the operating cash flow covenant, reduces the size of such facility to $150 million, increases the interest rates and provides to the bank group a security interest in the Corporation's accounts receivable, inventory and equipment. At the end of the second quarter, there was no debt outstanding under the Five-Year Facility and management does not expect to borrow under this facility in the foreseeable future. The Corporation is currently in discussions with the bank group to reduce by $50 million the amount of credit available and amend the term of the Five-Year Facility to June 2002. Management expects to execute an amended credit agreement before the current waiver expires.

    As a result of the current operating results, the Corporation may not be able to access the public capital markets on acceptable terms or rates or in a timely manner. Management expects any future borrowings may be at higher rates or on more stringent terms. Management believes that existing cash balances, cash generated from operations and external financial resources will be sufficient to meet the Corporation's operating and capital needs for the foreseeable future.

Outlook

    Management believes that the quarter-to-quarter improvement in collections, lower inventory levels, expense reductions and lower net debt demonstrates significant progress towards resolving the issues previously affecting the Corporation's performance. Subject to unforeseen change in the general economy, management expects to continue to reduce costs, as well as improve operating efficiencies and performance levels even in the face of a weak economic climate. The elimination of common stock dividends will provide further financial flexibility in this regard.

Impact of Recently Issued Accounting Standards

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142.

Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

    The Corporation is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

    Statement 141 will require upon adoption of Statement 142, that the Corporation evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Corporation will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Corporation will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

    In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Corporation to perform an assessment of whether there is an indication that goodwill and equity-method goodwill is impaired as of the date of adoption. To accomplish this, the Corporation must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Corporation will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Corporation must perform the second step of the transitional impairment test. In the second step, the Corporation must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Corporation's statement of earnings.

    As of the date of adoption, the Corporation expects to have unamortized goodwill in the amount of approximately $503 million and unamortized identifiable intangible assets in the amount of approximately $11 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $15 million and $8 million for the year ended December 31, 2000 and the six months ended July 1, 2001, respectively.

    Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Corporation's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

    Also in July 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted. The Corporation has not yet determined the impact, if any, of adopting this standard.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For the period ended July 1, 2001, the Corporation did not experience any material changes in market risk disclosure that affect the quantitative and qualitative disclosures presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    See Note 9, "Contingencies," to the condensed consolidated financial statements included herein.

Item 4. Submission of Matters to a Vote of Security Holders

    The matters which were voted upon at the Registrant's Annual Meeting of Shareholders held on May 2, 2001, and the results of the voting are set forth below:

1.	Nominees for Director	For	Withheld
	Ernest H. Drew	51,343,563	665,377
	T. Kevin Dunnigan	51,350,854	658,086
	Jeananne K. Hauswald	51,347,779	661,161
	Dean Jernigan	51,342,120	666,820
	Ronald B. Kalich, Sr.	51,339,281	669,659
	Robert A. Kenkel	51,336,937	672,003
	Kenneth R. Masterson	51,345,724	663,216
	Jean-Paul Richard	51,346,457	662,483
	Jerre L. Stead	51,347,228	661,712
	William H. Waltrip	51,337,408	671,532
2.	A proposal to ratify the appointment of KPMG LLP as independent public accountants received 51,370,859 votes "for" and 450,706 votes "against", with 187,375 abstentions and zero broker non-votes.

Item 5. Other Information

(a)
See "Cautionary Statement Regarding Forward-Looking Statements" included herein.

Item 6. Exhibits and Reports on Form 8-K

(a)
The following exhibits are filed as part of this Report:

10.1
Borrower Security Agreement dated as of July 1, 2001, among the Corporation and Wachovia Bank, N.A., as agent.

10.2
Waiver and Amendment to Five-Year Credit Agreement dated as of July 1, 2001, among the Corporation, Wachovia Bank, N.A., as agent, and certain lenders.

10.3
Thomas & Betts Corporation 1993 Management Stock Ownership Plan as amended through June 5, 2001 and Forms of Grant Agreement.

12
Statement re Computation of Ratio of Earnings to Fixed Charges

(b)
Reports on Form 8-K

  On May 2, 2001, the Corporation filed a Current Report on Form 8-K, Items 5, 7 and 9, related to the Corporation's April 30, 2001 conference call with analysts in which the Corporation discussed its financial results for the fiscal quarter ended April 1, 2001, and the Corporation's outlook for 2001.

THOMAS & BETTS CORPORATION

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMAS & BETTS CORPORATION (Registrant) /s/ JOHN P. MURPHY
DATE: August 15, 2001	John P. Murphy Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

QuickLinks

THOMAS & BETTS CORPORATION AND SUBSIDIARIES TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K