Form 10-Q
period 2001-09-30
THOMAS & BETTS CORP
filed 2001-11-09
CIK 97854

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock—$0.10 Par Value	Outstanding Shares at November 5, 2001
(Title of each Class)	58,147,974

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS

NOTE:    Restated Consolidated Financial Statements

    Thomas & Betts Corporation (the "Corporation," the "Registrant" or "Thomas & Betts") recorded substantial charges in 2000. These charges were based upon the best information available to management and involved extensive use of estimates and assumptions. Management and the Corporation's independent auditors agreed that certain of these charges should be attributed to prior reporting periods. After consultation with the Corporation's independent auditors and the Audit Committee of the Board of Directors, management restated the Corporation's financial statements for the first and second quarters of 2000, the interim periods of 1999, and fiscal years 1996, 1997, 1998 and 1999. These restatements also include certain adjustments previously reflected in the Corporation's financial results for the third quarter of 1999, which were deemed immaterial to the previously reported fiscal periods. The reasons for, and financial impact of, the adjustments are described in the Corporation's Annual Report on Form 10-K for the fiscal period ended December 31, 2000.

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

  •
  Changes in environmental regulations and projected remediation technology advances that could impact expectations of remediation expenses;

  •
  Undiscovered liabilities arising from past acquisitions and dispositions of businesses, including the sale of the Corporation's Electronics OEM business in the second quarter of 2000;

  •
  Changes in the Corporation's relationships with its equity investment counterparties and changes in financial results from its equity investments;

  •
  Unexpected liabilities resulting from pending legal matters;

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2001	December 31, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$155,545	$199,285
Marketable securities	11,655	19,390
Receivables—net	257,801	325,671
Receivable—Electronics OEM sale	35,000	35,000
Inventories:
Finished goods	145,672	174,930
Work-in-process	31,483	48,226
Raw materials	77,198	75,696

	254,353	298,852

Income tax receivables	5,779	—
Deferred income taxes	47,761	83,251
Prepaid expenses	10,221	7,112
Assets held for sale—net	25,202	—

Total Current Assets	803,317	968,561
Property, plant and equipment	826,573	865,973
Less accumulated depreciation	435,992	440,496

Property, plant and equipment—net	390,581	425,477
Intangible assets—net	483,280	537,502
Investments in unconsolidated companies	122,182	121,645
Deferred income taxes	50,083	—
Other assets	30,120	34,578

TOTAL ASSETS	$1,879,563	$2,087,763

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$454	$16,453
Current maturities of long-term debt	6,237	6,025
Accounts payable	130,595	156,840
Accrued liabilities	171,719	209,634
Income taxes payable	2,693	14,078
Dividends payable	—	16,230

Total Current Liabilities	311,698	419,260

Long-term debt	664,344	669,983
Other long-term liabilities	75,183	80,090
Deferred income taxes	21,256	12,520
Shareholders' Equity:
Common stock	5,815	5,800
Additional paid-in capital	340,046	337,225
Retained earnings	538,992	627,457
Unearned compensation—restricted stock	(4,038)	(2,667)
Accumulated other comprehensive loss	(73,733)	(61,905)

Total Shareholders' Equity	807,082	905,910

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,879,563	$2,087,763

See accompanying notes to condensed consolidated financial statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30, 2001	October 1, 2000	September 30, 2001	October 1, 2000
				(Restated)
Net sales	$373,186	$443,177	$1,155,578	$1,321,954
Costs and expenses:
Cost of sales	283,528	346,560	870,035	1,124,810
Selling, general and administrative	81,550	108,259	254,952	315,158
Research and development	5,210	5,383	15,878	17,902
Amortization of intangibles	4,050	4,647	12,255	13,543
Impairment charges on long-lived assets	36,637	—	36,637	5,723

	410,975	464,849	1,189,757	1,477,136

Loss from operations	(37,789)	(21,672)	(34,179)	(155,182)
Income (loss) from unconsolidated companies	(1,542)	2,684	2,137	11,692
Interest expense—net	(11,355)	(11,736)	(31,853)	(40,486)
Other (expense) income—net	(483)	3,263	(2,246)	(2,162)

Loss from continuing operations before income
taxes	(51,169)	(27,461)	(66,141)	(186,138)
Income tax benefit	(5,558)	(8,238)	(10,199)	(62,797)

Net loss from continuing operations	(45,611)	(19,223)	(55,942)	(123,341)
Earnings from discontinued operations	—	—	—	14,724
Gain on sale of discontinued operations	—	—	—	134,089

Net earnings (loss)	$(45,611)	$(19,223)	$(55,942)	$25,472

Basic earnings (loss) per share:
Loss from continuing operations	$(0.78)	$(0.33)	$(0.96)	$(2.12)
Earnings from discontinued operations	—	—	—	0.25
Gain on sale of discontinued operations	—	—	—	2.31

Net earnings (loss)	$(0.78)	$(0.33)	$(0.96)	$0.44

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.78)	$(0.33)	$(0.96)	$(2.12)
Earnings from discontinued operations	—	—	—	0.25
Gain on sale of discontinued operations	—	—	—	2.31

Net earnings (loss)	$(0.78)	$(0.33)	$(0.96)	$0.44

Average shares outstanding:
Basic	58,150	57,974	58,105	57,935
Diluted	58,150	57,974	58,105	57,935

See accompanying notes to condensed consolidated financial statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2001	October 1, 2000
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(55,942)	$25,472
Gain on sale of discontinued operations	—	(134,089)
Earnings from discontinued operations	—	(14,724)

Loss from continuing operations	(55,942)	(123,341)
Adjustments:
Depreciation and amortization	60,095	63,199
Impairment charges on long-lived assets	36,637	5,723
Restructured operations recovery	—	(449)
Undistributed earnings from unconsolidated companies	(2,137)	(11,692)
Mark-to-market adjustment for derivative instruments	1,532	—
Deferred income taxes	(5,670)	(9,447)
(Gain) loss on sales of businesses	98	(468)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Receivables	63,543	16,202
Purchase of receivables under asset securitization program	—	(177,100)
Inventories	24,010	43,076
Accounts payable	(22,865)	(9,727)
Accrued liabilities	(39,028)	(13,049)
Income taxes payable	(22,248)	(77,008)
Other	4,060	(6,593)

Net cash provided (used) by operating activities	42,085	(300,674)

Net cash provided by discontinued operations	—	53,226

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(26,928)	(54,830)
Proceeds from Electronics OEM sale	—	701,113
Proceeds from sales of businesses	6,000	10,047
Marketable securities acquired	(301)	—
Proceeds from matured marketable securities	7,958	1,426

Net cash provided (used) by investing activities	(13,271)	657,756

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in borrowings with original maturities less than 90 days	(15,830)	(22,541)
Decrease in long-term debt and other borrowings	(6,330)	(247,665)
Stock options exercised	—	3
Cash dividends paid	(48,753)	(48,605)

Net cash used by financing activities	(70,913)	(318,808)

EFFECT OF EXCHANGE-RATE CHANGES ON CASH	(1,641)	(1,609)

Net increase (decrease) in cash and cash equivalents	(43,740)	89,891
Cash and cash equivalents at beginning of period	199,285	69,640

Cash and cash equivalents at end of period	$155,545	$159,531

See accompanying notes to condensed consolidated financial statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for the fair presentation of the financial position as of September 30, 2001 and December 31, 2000 and the results of operations and cash flows for the periods ended September 30, 2001 and October 1, 2000.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the fiscal period ended December 31, 2000. The results of operations for the quarters and nine months ended September 30, 2001 and October 1, 2000 are not necessarily indicative of the operating results for the full year.

    Our independent auditors have informed the Corporation that they did not have an adequate basis to complete the reviews of quarterly information in accordance with Statements on Auditing Standards No. 71 for the interim quarters of 2000 due to the matters related to the restatement and the corollary review of processes, controls and systems.

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

    At times, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of principally Canadian, Australian and European currencies, all maturing within 60 days. In addition, the Corporation is exposed to risk from fluctuating prices for certain commodities used to manufacture its products, primarily: copper, zinc and aluminum. At times, some of that risk is hedged through the use of futures contracts that fix the price the Corporation will pay for the commodity. The Corporation's derivative instruments as of January 1, 2001 and September 30, 2001 do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138.

    In conjunction with the implementation of SFAS No. 133 and SFAS No. 138, the Corporation recorded an asset and a liability as of January 1, 2001 for $1.0 million and $0.6 million, respectively. The prepaid asset recorded as of January 1, 2001 was composed of $0.9 million and $0.1 million that related to forward foreign exchange contracts and commodities futures, respectively. Accrued liabilities as of January 1, 2001 included $0.1 million and $0.5 million that related to forward foreign exchange contracts and commodities futures, respectively. Accrued liabilities as of September 30, 2001 include $1.1 million related to commodities futures. The Corporation had no outstanding forward foreign exchange contracts as of September 30, 2001.

    Mark-to-market gains and losses for commodities futures are recorded in cost of sales. Mark-to-market gains and losses for forward foreign exchange contracts are recorded in other (expense) income—net. The impact of these items in the statement of operations for the quarter and nine months ended September 30, 2001 was a gain of approximately $0.2 million and a loss of $1.5 million, respectively.

3.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is composed of the following:

(In thousands)	September 30, 2001	December 31, 2000
Property, plant and equipment
Land	$15,450	$17,593
Buildings	170,826	176,132
Machinery and equipment	616,830	623,968
Construction-in-progress	23,467	48,280

	826,573	865,973
Less accumulated depreciation	435,992	440,496

	$390,581	$425,477

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

    The following is a reconciliation of the numerators and denominators of the per share computations:

	Quarter Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2001	October 1, 2000	September 30, 2001	October 1, 2000
				(Restated)
Loss from continuing operations	$(45,611)	$(19,223)	$(55,942)	$(123,341)
Earnings from discontinued operations	—	—	—	14,724
Gain on sale of discontinued operations	—	—	—	134,089

Net earnings (loss)	$(45,611)	$(19,223)	$(55,942)	$25,472

Basic shares:
Average shares outstanding	58,150	57,974	58,105	57,935

Basic earnings (loss) per share:
Loss from continuing operations	$(0.78)	$(0.33)	$(0.96)	$(2.12)
Earnings from discontinued operations	—	—	—	0.25
Gain on sale of discontinued operations	—	—	—	2.31

Net earnings (loss)	$(0.78)	$(0.33)	$(0.96)	$0.44

Diluted shares:
Average shares outstanding	58,150	57,974	58,105	57,935
Exercise of stock options	—	—	—	—

	58,150	57,974	58,105	57,935

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.78)	$(0.33)	$(0.96)	$(2.12)
Earnings from discontinued operations	—	—	—	0.25
Gain on sale of discontinued operations	—	—	—	2.31

Net earnings (loss)	$(0.78)	$(0.33)	$(0.96)	$0.44

    Options for approximately 3,908,000 shares and 3,301,000 shares for the third quarter and nine months ended September 30, 2001, respectively, were excluded because their effect was anti-dilutive. Options for approximately 3,033,000 shares and 2,937,000 shares for the third quarter and nine months ended October 1, 2000, respectively, were excluded because their effect was anti-dilutive. Due to losses in certain periods, the assumed net exercise of stock options was excluded, as the effect would have been anti-dilutive. Options for approximately 2,296,000 shares were granted during the nine months ended September 30, 2001.

5.  COMPREHENSIVE INCOME

    Total comprehensive income (loss) and its components are as follows:

	Quarter Ended		Nine Months Ended
(In thousands)	September 30, 2001	October 1, 2000	September 30, 2001	October 1, 2000
				(Restated)
Net earnings (loss)	$(45,611)	$(19,223)	$(55,942)	$25,472
Foreign currency translation adjustments	(5,545)	(16,674)	(11,778)	(26,708)
Unrealized losses on securities	11	79	(50)	(169)

Total comprehensive income (loss)	$(51,145)	$(35,818)	$(67,770)	$(1,405)

6.  RESTATEMENTS AND RECLASSIFICATIONS

Restatement of Consolidated Financial Statements

    During 2000, management began a review of processes, controls and systems in order to assure their adequacy, and, when appropriate, began implementing improvements. Primarily in the second quarter of 2000, management recorded substantial charges in connection with the review. Management had identified certain adjustments which necessitated a restatement of the Corporation's consolidated financial statements for the first and second quarters of 2000, the interim periods of 1999, and for the years 1996, 1997, 1998 and 1999. The reasons for, and financial impact of, the adjustments on each of these fiscal periods are described in the Corporation's Annual Report on Form 10-K for the fiscal period ended December 31, 2000. See Management's Discussion and Analysis of Results of Operations and Financial Condition for an update on the "Review of Processes, Controls and Systems."

Reclassifications

    During the fourth quarter of 2000, the Corporation began reporting expenses for transportation of products to customers and between its facilities as a component of cost of sales as a result of the adoption of Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." These costs had previously been reported as a reduction of net sales. Transportation costs included in cost of sales for continuing operations totaled $23.8 and $82.2 million for the quarter and nine months ended October 1, 2000, respectively. The prior year financial statements were reclassified to conform to the current year presentation. These reclassifications had no effect on earnings or loss in any period.

    The following table highlights the effects of the restatement and reclassifications on the previously reported condensed consolidated statements of operations for the nine months ended October 1, 2000.

	Nine Months Ended October 1, 2000 (unaudited)
(In thousands)	As Previously Reported(a)	Restatement Adjustments(b)	Reclassification Adjustments	As Restated and Reclassified
Net sales	$1,167,833	$71,938	$82,183	$1,321,954
Costs and expenses:
Cost of sales	1,045,763	2,587	82,183	1,130,533
Selling, general and administrative	310,204	4,954	—	315,158
Research and development	17,903	(1)	—	17,902
Amortization of intangibles	13,542	1	—	13,543

	1,387,412	7,541	82,183	1,477,136

Loss from operations	(219,579)	64,397	—	(155,182)
Income from unconsolidated companies	10,489	1,203	—	11,692
Interest expense—net	(40,072)	(414)	—	(40,486)
Other (expense) income—net	(2,195)	33	—	(2,162)

Loss from continuing operations before income taxes	(251,357)	65,219	—	(186,138)
Income tax benefit	(87,566)	24,769	—	(62,797)

Net loss from continuing operations	(163,791)	40,450	—	(123,341)
Earnings from discontinued operations	9,577	5,147	—	14,724
Gain on sale of discontinued operations	134,089	—	—	134,089

Net earnings	$(20,125)	$45,597	$—	$25,472

(a)
This column represents information as reported in certain of the Corporation's prior year Quarterly Reports on Form 10-Q.

(b)
Reflects restatement adjustments in the first and second quarters of 2000.

    The principal components of the restatement for the nine months ended October 1, 2000 are as follows:

(In thousands)	Nine Months Ended October 1, 2000
(Unaudited)
Continuing Operations:
Net sales:
Revenue recognition	$51,655
Other revenue adjustments	20,283

$71,938

Pretax earnings:
Revenue recognition	$26,168
Other revenue adjustments	20,282
Inventory	1,216
Property, plant and equipment	10,685
Other	6,868

65,219
Income tax effect and adjustments	24,769

Net earnings from continuing operations	$40,450

Earnings from discontinued operations	$5,147

Total earnings from continuing and discontinued operations	$45,597

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

Segment Information

	Quarter Ended		Nine Months Ended
(In thousands)	Sept. 30, 2001	October 1, 2000	Sept. 30, 2001	October 1, 2000
				(Restated)
Net Sales:
Electrical	$289,007	$341,717	$900,687	$1,014,860
Steel Structures	35,050	29,497	104,712	91,391
Communications	25,690	46,514	81,609	137,363
HVAC	23,439	25,449	68,570	78,340

Total	$373,186	$443,177	$1,155,578	$1,321,954

Segment Earnings (Loss):
Electrical	$(7,659)	$(16,965)	$(2,764)	$(112,985)
Steel Structures	4,835	2,068	13,503	9,393
Communications	(875)	(6,087)	(6,797)	(25,365)
HVAC	1,005	805	653	4,440

Total	$(2,694)	$(20,179)	$4,595	$(124,517)

Reconciliation to Total Corporation

	Quarter Ended		Nine Months Ended
(In thousands)	Sept. 30, 2001	October 1, 2000	Sept. 30, 2001	October 1, 2000
				(Restated)
Earnings (Loss) Before Income Taxes:
Total reportable segment earnings	$(2,694)	$(20,179)	$4,595	$(124,517)
Impairment, restructure and other special charges	(36,637)	—	(36,637)	(20,494)
Interest expense-net	(11,355)	(11,736)	(31,853)	(40,486)
Loss on asset securitization program	(385)	(541)	(385)	(3,191)
Other	(98)	4,995	(1,861)	2,550

Loss from continuing operations before income taxes	$(51,169)	$(27,461)	$(66,141)	$(186,138)

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

    Net sales and earnings from discontinued operations in 2000 prior to April 3, 2000 are as follows:

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

    The third quarter 2001 results include approximately $40 million in pre-tax charges related to the sale of the Corporation's American Electric and Dark-to-Light lighting product lines, which closed on October 19, 2001. These charges include approximately $37 million for impairment on long-lived assets, primarily goodwill. At closing, the Corporation received approximately $26 million in cash and retained approximately $14 million of accounts receivable related to these product lines. These Electrical segment product lines had sales of approximately $50 million in 2001 prior to its divestiture.

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

    A parallel federal securities law class action has recently been filed by the same plaintiffs against KPMG LLP, the Corporation's independent auditors, mirroring the Rule 10b-5 allegations in the action discussed above against the Corporation. This suit was consolidated with the action against the Corporation on August 14, 2001.

Tyco Dispute

    On November 1, 2000, pursuant to the Purchase Agreement between Tyco and the Corporation, dated May 7, 2000, as amended, Tyco delivered to the Corporation its proposed calculation of the Statement of Closing Working Capital and Statement of Closing Long-term Tangible Assets for the Electronics OEM business (collectively, the "Tyco Statement Calculation"). Under the terms of the Purchase Agreement, the purchase price to the Corporation on the closing date could be adjusted if the Closing Working Capital or the Closing Long-term Tangible Assets, which will be amounts agreed to by Tyco and the Corporation, or as determined by an agreed upon third party, are less than the Base Working Capital or the Base Long-term Tangible Assets, as defined in the Purchase Agreement (Base Working Capital and Base Long-term Tangible Assets collectively referred to herein as "Agreed Amounts"). The Tyco Statement Calculation delivered to the Corporation is substantially below the Agreed Amounts. As of September 30, 2001, Tyco was in possession of proceeds held back totaling $35 million.

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

10.  DEBT

    The Corporation's long-term debt at September 30, 2001 and December 31, 2000, was:

(In thousands)	September 30, 2001	December 31, 2000
Notes payable	$605,851	$605,734
Non-U.S. borrowings	51,561	52,319
Industrial revenue bonds	11,155	14,655
Other	2,014	3,300

	670,581	676,008
Less current portion	6,237	6,025

Long-term debt	$664,344	$669,983

    During the quarter, the Corporation terminated its revolving credit agreement with a group of domestic and foreign banks, under which $150 million was available for back-up liquidity purposes.

    In September 2001, the Corporation entered into an asset-securitization program. The program permits the Corporation to continually sell accounts receivable through September 21, 2002, to a maximum of $120 million. The amount of accounts receivable sold from time to time depends on the level of eligible accounts receivable and restrictions on concentrations of receivables. Sales under the program are accounted for as sales of assets under the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At September 30, 2001, no receivables have been sold under this program. Included in other income (expense) are charges totaling approximately $0.4 million associated with establishing the asset-securitization program.

11.  OTHER

    Leviton Manufacturing Co.:  In August 1994, the Corporation completed the purchase of a minority interest (29.1% of the outstanding common stock representing 23.55% of the voting common stock) in Leviton Manufacturing Co., Inc., a leading U.S. manufacturer of wiring devices, for approximately $51 million consisting of cash and common stock. If the Corporation were to liquidate its interest in Leviton, it could be required to make an additional payment to the seller in an amount up to $20 million. Leviton's chief executive officer opposed the Corporation's acquisition. The chief executive officer, with his wife, owns approximately 50.5% of Leviton's outstanding common stock (76.45% of Leviton's voting common stock) through a voting trust (a majority sufficient for the approval of all corporate actions that Leviton might undertake; however, the majority is not sufficient to permit federal income tax consolidation). The remainder of the outstanding common stock, all of which is non-voting, is owned by approximately 19 other Leviton family members. The opposition of the chief executive officer to the Corporation's investment has resulted in litigation between Leviton and the Corporation, consisting of the Corporation's proceeding in Delaware in February 1995 to compel Leviton to make additional financial and other information available to the Corporation, and of Leviton's subsequent action against the Corporation and other parties in New York seeking damages and other relief in connection with the transaction in which the Corporation acquired its Leviton investment. The Corporation does not have and has not sought representation on Leviton's board of directors, which would be opposed by Leviton's chief executive officer, and does not receive copies of Leviton's board minutes.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Comparison of Periods in 2001 with Periods in 2000
Selected Information from Condensed Consolidated Statements of Operations

	Quarter Ended September 30, 2001		Quarter Ended October 1, 2000
	In Thousands	% of Net Sales	In Thousands	% of Net Sales
Net sales	$373,186	100.0	$443,177	100.0
Gross margin	89,658	24.0	96,617	21.8
Selling, general and administrative	81,550	21.9	108,259	24.4
Loss from operations	(37,789)	(10.1)	(21,672)	(4.9)
Income (loss) from unconsolidated companies	(1,542)	(0.4)	2,684	0.6
Interest expense—net	(11,355)	(3.0)	(11,736)	(2.6)
Net loss from continuing operations	(45,611)	(12.2)	(19,223)	(4.3)
Net loss	(45,611)	(12.2)	(19,223)	(4.3)

	Nine Months Ended September 30, 2001		Nine Months Ended October 1, 2000
	In Thousands	% of Net Sales	In Thousands	% of Net Sales
			(Restated)
Net sales	$1,155,578	100.0	$1,321,954	100.0
Gross margin	285,543	24.7	197,144	14.9
Selling, general and administrative	254,952	22.1	315,158	23.8
Loss from operations	(34,179)	(3.0)	(155,182)	(11.7)
Income from unconsolidated companies	2,137	0.2	11,692	0.9
Interest expense—net	(31,853)	(2.8)	(40,486)	(3.1)
Net loss from continuing operations	(55,942)	(4.8)	(123,341)	(9.3)
Net earnings (loss)	(55,942)	(4.8)	25,472	1.9

Consolidated Results

    For the third fiscal quarter of 2001, the Corporation reported a net loss from continuing operations of $45.6 million, or a loss per basic and diluted share of $0.78 on sales of $373.2 million. The current quarter results include approximately $40 million in pre-tax charges related to the sale of the Corporation's American Electric and Dark-to-Light lighting product lines, which closed on October 19, 2001. These charges include approximately $37 million for impairment on long-lived assets, primarily goodwill. These results compare to a net loss from continuing operations of $19.2 million, or a loss per basic and diluted share of $0.33 on sales of $443.2 million, for the same quarter in 2000.

    For the nine months of 2001, the Corporation reported a net loss from continuing operations of $55.9 million, or a loss per basic and diluted share of $0.96 on sales of $1,155.6 million. These results compare to a net loss from continuing operations of $123.3 million, or a loss per basic and diluted share of $2.12 on sales of $1,322.0 million, for the same period in 2000.

    For the quarter and nine months ended September 30, 2001, the consolidated net loss for the Corporation is the same as the net loss from continuing operations. Consolidated net loss for the quarter ended October 1, 2000 is also the same as the net loss from continuing operations. However, for the nine months of 2000, the Corporation reported net earnings of $25.5 million, or $0.44 per diluted share, which included an after-tax gain of $2.56 per diluted share related primarily to the gain on sale of the Corporation's Electronics OEM business.

    Continued softness in industrial, construction, cable TV and telecommunications markets adversely affected sales and results for both the current year quarter and nine months. The 2000 quarter and nine months results from continuing operations included significant charges. These charges are discussed in detail in Note 6 as well as in the Corporation's Annual Report on Form 10-K for fiscal year 2000.

    The third quarter of 2001 gross margin was $89.7 million (or 24.0% of net sales) as compared to a gross margin of $96.6 million (or 21.8% of net sales) for the third quarter of 2000. The 2001 third quarter gross margin includes $3.3 million in severance costs related to the third quarter 2001 rationalization and $3.2 million of inventory and accounts receivable write-downs associated with the sale of lighting product lines. The nine months 2001 gross margin was $285.5 million (or 24.7% of net sales) versus $197.1 million (or 14.9% of net sales) for the same period in 2000. Overall, the Corporation's plants are currently operating significantly below capacity. On an annualized basis, the Corporation expects to incur approximately $60 million of negative manufacturing variances. The Corporation will continue to take action to reduce its cost base and improve its gross margin with a long-term goal of achieving a gross margin in excess of 30%.

    Selling, general and administrative ("SG&A") expenses for the third quarter were $81.6 million, or 21.9% of sales, compared to $108.3 million, or 24.4% of sales in the third quarter 2000. For the nine-month periods, SG&A was $255.0 million and $315.2 million for 2001 and 2000, respectively. SG&A as a percentage of net sales was 22.1% as compared to 23.8% for the nine-month periods 2001 and 2000, respectively. The significant reduction year over year is due to the Corporation's continuing focus on reducing all components of SG&A and the inclusion of severance costs incurred in the prior-year period. The Corporation intends to continue reducing SG&A expense until it achieves a level below 20% of sales.

    Income from unconsolidated companies in the third quarter 2001 was a loss of $1.5 million versus income of $2.7 million in the third quarter 2000. For the nine-month periods, income from unconsolidated companies decreased from $11.7 million in 2000 to $2.1 million for the same 2001 period. The reductions for the quarter and nine month periods were due primarily to lower domestic operating results related to these entities.

    Net interest expense in the third quarter and nine months of 2001 was down from the same periods in the prior year as a result of lower debt levels during the current year as compared to the respective periods of the prior year.

    Other expense was $0.5 million in the current quarter period compared to other income of $3.3 million for the prior year period. Third quarter 2001 results reflected charges for fees associated with the Corporation's new asset securitization program while third quarter 2000 results reflected other income primarily due to the impact of favorable foreign currency exchange. Other expense for the nine-month periods remained relatively flat.

    The Corporation's 2001 effective income tax rate for continuing operations is a benefit of 10.9% and 15.4% for the third quarter and nine-month periods, respectively. These lower rates in 2001 reflect the previously mentioned impairment charges on long-lived assets, which were largely related to non-deductible goodwill. The effective income tax rate for 2000 continuing operations is a benefit of 30.0% and 33.7% for the quarter and nine months, respectively.

    Realization of the deferred tax assets is dependent upon the Corporation's ability to generate sufficient future taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets, net of the existing valuation allowance at September 30, 2001. Future taxable income is based on management's forecast of the operating results of the Corporation, and there can be no assurance that such results will be achieved. Management periodically reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income may not be generated to fully realize the net deferred tax assets, the Corporation will increase the valuation allowance by a charge to income tax expense in the period of such determination.

Segment Results

    Beginning in the first quarter of 2001, the Corporation began reporting its Steel Structures and HVAC businesses as separate segments. These businesses were previously included in Other results. Information for the prior period has been restated to conform to the new basis of presentation.

    Sales in the Corporation's Electrical segment were $289.0 million for the third quarter of 2001, down from the $341.7 million reported in the third quarter of 2000. The quarter and year to date sales for the current period were adversely impacted by the continued slow down in industrial and construction markets. Segment loss for the quarter was $7.7 million versus a loss of $17.0 million in the year-earlier period. Year to date sales for the Electrical segment were down from $1,014.9 million for 2000 to $900.7 million for 2001 reflecting primarily lower sales volumes. Year to date segment loss for 2001 was $2.8 million versus a loss of $113.0 million for 2000. The 2000 earnings were significantly impacted by charges taken in the previous year while 2001 segment earnings were positively impacted as the result of actions taken by management to reduce manufacturing and SG&A expenses. Results in 2001 were negatively impacted by unabsorbed fixed costs resulting from lower volume levels previously mentioned plus deterioration in its unconsolidated subsidiaries' performance, severance costs and certain charges related to the sale of lighting product lines.

    Sales in the Steel Structures segment were $35.1 million for the third quarter compared to $29.5 million in the third quarter 2000. Earnings in the segment were $4.8 million versus $2.1 million in the third quarter 2000. The year to date segment sales increased to $104.7 million for 2001 from $91.4 million for 2000. Year to date segment earnings were $13.5 million for 2001 as compared to $9.4 million for 2000. The higher sales volumes are due to incremental capacity and strong demand for infrastructure to support power grids. A favorable product mix also boosted segment earnings.

    In the Corporation's Communications segment, sales were $25.7 million, down from the $46.5 million reported in the third quarter of 2000. On a year-over-year basis, sales were down significantly from the $137.4 million reported for the same nine-month period in 2000 to $81.6 million in 2001, largely as a result of currently depressed domestic market conditions in its cable TV (CATV) and telecom markets. Previously divested and discontinued product lines accounted for $13 million of this year to date sales decrease. Continued weak market demand for CATV products and the effort of telecom and CATV distributors to reduce their inventories are the primary drivers behind reduced sales volumes. The segment recorded a loss of $0.9 million for the 2001 quarter, significantly less than the $6.1 million loss in the third quarter 2000. The year to date segment results also reflected a much smaller loss of $6.8 million versus a loss of $25.4 million for the same period in the previous year. The 2000 earnings were significantly impacted by charges taken in that year while 2001 segment earnings were positively affected by efforts made to reduce manufacturing and SG&A expenses to better match current demand levels.

    The HVAC segment reported sales of $23.4 million for the quarter, down from $25.4 million in the third quarter of last year. Year to date segment sales decreased from $78.3 million for 2000 to $68.6 million for 2001. Sales continued to be adversely affected by changes made to a marketing program for distributors historically used by the Corporation, as well as reduced demand for made-to-order products due to soft construction markets. The segment reported earnings of $1.0 million in the current quarter compared to earnings of $0.8 million in the same period of 2000. The 2001 year to date earnings were $0.7 million versus 2000 year to date segment earnings of $4.4 million. The reduction in earnings was primarily due to lower sales volume.

SUPPLEMENTAL SEQUENTIAL QUARTERLY COMPARISON

    While the information set forth below in this section is not required under Regulation S-K of the Securities Exchange Act of 1934, management believes the comparison of third quarter 2001 to second quarter 2001 is a meaningful analysis for understanding the current operations of the Corporation.

Comparison of Third Quarter 2001 with Second Quarter 2001
Selected Information from Condensed Consolidated Statements of Operations

	Quarter Ended
	September 30, 2001		July 1, 2001
	In Thousands	% of Net Sales	In Thousands	% of Net Sales
Net sales	$373,186	100.0	$385,444	100.0
Gross margin	89,658	24.0	98,315	25.5
Selling, general and administrative	81,550	21.9	84,377	21.9
Earnings (loss) from operations	(37,789)	(10.1)	4,755	1.2
Income (loss) from unconsolidated companies	(1,542)	(0.4)	245	0.1
Interest expense—net	(11,355)	(3.0)	(10,529)	(2.7)
Net loss	(45,611)	(12.2)	(5,365)	(1.4)

Consolidated Results

    Sales for the third quarter 2001 were $373.2 million compared to $385.4 million in the second quarter 2001. Continued softness in industrial, construction, cable TV and telecommunications markets adversely affected sales. The Corporation reported a net loss of $45.6 million, or loss per share of $0.78 in the current quarter as compared with the $5.4 million net loss, or $0.09 loss per share in the second quarter 2001. The current quarter results include approximately $40 million in pre-tax charges related to the sale of lighting product lines. Compared to the prior quarter, third quarter 2001 loss from operations was also negatively impacted by a $4.8 million pre-tax charge for rationalization. Lower earnings from unconsolidated companies also negatively affected third quarter results.

    The Corporation's gross margin was down $8.7 million compared to the second quarter 2001. As a percentage of sales, the gross margin decreased to 24.0% in the third quarter 2001 from 25.5% in the preceding quarter. Excluding $3.3 million in severance costs related to the third quarter 2001 rationalization and $3.2 million of inventory and accounts receivable write-downs associated with the sale of lighting product lines, the third quarter gross margin as a percentage of sales would have been flat with the second quarter of 2001. Continued inventory reductions coupled with the decline in sales volume prevented additional margin gains in the quarter.

    SG&A expenses for the third quarter were $81.6 million compared to $84.4 million. SG&A, as a percentage of sales, for the two quarters remained flat at 21.9%. However, excluding $1.5 million in severance costs associated with the third quarter 2001 rationalization, SG&A as a percentage of sales would have decreased to 21.5%.

    Results from unconsolidated companies in the third quarter was a loss of $1.5 million versus income of $0.2 million in the second quarter 2001 due primarily to lower domestic operating results related to these entities.

    Net interest expense in the third quarter 2001 was $11.4 million, compared with $10.5 million in the preceding quarter. The net quarter-over-quarter increase in 2001 is largely due to lower interest income and fees associated with the termination of a credit facility. The Corporation expects to finalize a new two-year $100 million revolving credit facility during the fourth quarter of 2001.

    Other expense was $0.5 million in the reported period compared to other expense of $2.2 million in the second quarter 2001. Third quarter 2001 results reflected charges for fees associated with the Corporation's new asset securitization program. Second quarter 2001 results reflected the impact of unfavorable foreign currency exchange.

Segment Results

    Sales in the Corporation's Electrical segment were $289.0 million for the quarter, down from $302.0 million in the second quarter 2001. The segment incurred a loss of $7.7 million versus earnings of $4.0 million in the second quarter 2001. Segment sales in the third quarter 2001 were adversely impacted by the continued softness in industrial and construction markets. Third quarter 2001 segment earnings were adversely affected on a quarter-over-quarter basis by $8.9 million, which included: (1) $3.9 million of rationalization charges; (2) $3.2 million of inventory and accounts receivable write-downs associated with the sale of lighting product lines; and (3) $1.8 million of lower earnings from unconsolidated companies. Excluding these items, segment earnings would have been $1.2 million compared to the reported loss of $7.7 million.

    Sales in the Steel Structures segment were $35.1 million for the third quarter, compared to $36.3 million in the second quarter 2001. Earnings in the segment were $4.8 million versus $5.1 million in the preceding quarter. The quarter-over-quarter decline in sales and earnings is due largely to timing of certain large projects and does not reflect a softening in demand.

    In the Corporation's Communications segment, sales were $25.7 million, down slightly from the $27.6 million reported in the second quarter of 2001. Continued weak market demand for cable TV (CATV) products and telecom and CATV distributors' efforts to reduce their inventories are the primary drivers behind reduced sales volumes. The segment recorded a loss of $0.9 million for the third quarter of 2001, an improvement over the $2.8 million loss in the second quarter 2001. Third quarter 2001 segment results were positively affected by efforts made to reduce manufacturing and SG&A expenses to better match current demand levels.

    The HVAC segment reported sales of $23.4 million for the quarter, up from the $19.6 million from the preceding quarter. The segment reported earnings of $1.0 million in the current quarter compared to a loss of $1.3 million in the second quarter 2001. The quarter-over-quarter improvement is due to seasonality associated with the demand for industrial heating products

Review of Processes, Controls and Systems

    As discussed in prior reports, during 2000 the Corporation's new management team began a comprehensive review of processes, controls and systems in order to ensure their adequacy and, when appropriate, began implementing improvements.

    Early in this review, the accounts receivable function was identified as requiring significant improvement. Accordingly, the Corporation retained a nationally recognized firm to manage its claims and collections function. The Corporation also corrected technical systems issues that adversely impacted its pricing and invoicing systems during the fourth quarter of 1999 and the first half of 2000. These systems problems were responsible, in part, for the large number of payment deductions made by customers and associated problems that hampered the Corporation's accounts receivable collection efforts.

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

FINANCIAL CONDITION

Liquidity and Capital Resources

    Net cash provided by operating activities was $42.1 million for the first nine months of 2001 as compared to net cash used by operating activities of $300.7 million for the same 2000 period. Working capital as of September 30, 2001 was $491.6 million compared with $549.3 million as of December 31, 2000. Accounts receivable decreased by 20.8% from December 31, 2000 due primarily to lower sales volume and the Corporation's continued improvement in its collections. Inventory levels as of September 30, 2001 were approximately $44.5 million lower than December 31, 2000 due to the Corporation's efforts to tightly manage its inventory.

    Net cash used by investing activities for the first nine months of 2001 was $13.3 million as compared to net cash provided by investing activities of $657.8 million for the first nine months of 2000. Investing activities for 2000 included proceeds of $701.1 from the Electronics OEM sale. Year to date capital expenditures for 2001 totaled $26.9 million, down from $54.8 million in the same period of 2000. Capital expenditures for the year are expected to be approximately $40 million for 2001, as compared to $69 million for 2000. Depreciation and amortization are expected to be in the $80 million range in 2001, compared to $95 million in 2000.

    Net cash used by financing activities was $70.9 million for the 2001 nine-month period as compared to net cash used by financing activities of $318.8 million for the same 2000 period. Dividends paid during the first nine months of 2001 totaled $48.8 million for dividends declared in the fourth quarter of 2000 and the first and second quarters 2001. During July 2001, the Corporation paid dividends of $16.3 million declared in the second quarter 2001. On July 24, 2001, the Corporation's Board of Directors approved a change in the Corporation's current dividend paying practices and elected to retain its future earnings to fund the strengthening, development and growth of its business. The Corporation does not presently anticipate declaring any cash dividends on the Corporation's common stock in the foreseeable future. Future decisions concerning the payment of cash dividends on the Corporation's common stock will depend upon its results of operations, financial condition, capital expenditure plans and other factors that the Board of Directors may consider relevant.

    As of September 30, 2001, net debt (total debt net of all cash, cash equivalents and marketable securities) increased by $30.0 million compared with December 31, 2000. Significant factors contributing to this net increase were the payment of approximately $15 million in corporate severance that was accrued as of year-end 2000 and dividends paid during the year. During the quarter, the Corporation terminated its revolving credit agreement with a group of domestic and foreign banks, under which $150 million was available for back-up liquidity purposes. The Corporation expects to finalize a new two-year $100 million revolving credit facility during the fourth quarter of 2001.

    In September 2001, the Corporation's entered into an asset-securitization program. The program permits the Corporation to continually sell accounts receivable through September 21, 2002, to a maximum of $120 million. The amount of accounts receivable sold from time to time depends on the level of eligible accounts receivable and restrictions on concentrations of receivables. At September 30, 2001, no receivables have been sold under this program.

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

Outlook

    Management believes that the improvement in collections, lower inventory levels and expense reductions demonstrates significant progress towards resolving the issues previously affecting the Corporation's performance. Subject to unforeseen change in the general economy, management expects to continue to reduce costs, as well as improve operating efficiencies and performance levels even in the face of a weak economic climate.

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

    In connection with the Statement 142 transitional goodwill impairment evaluation, the Corporation will perform an assessment of whether goodwill and equity-method goodwill is impaired as of the date of adoption. To accomplish this, the Corporation must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Corporation will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Corporation must perform the second step of the transitional impairment test. In the second step, the Corporation must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Corporation's statement of earnings.

    As of the date of adoption, the Corporation expects to have unamortized goodwill in the amount of approximately $470 million and unamortized identifiable intangible assets in the amount of approximately $10 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $15 million and $12 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively.

    Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Corporation's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

    In July 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted. The Corporation has not yet determined the impact, if any, of adopting this standard.

    In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. Statement 144 supercedes Statement 121, Accounting for the Impairment of Long-

Lived Assets and for Long-Lived Assets to Be Disposed Of. Statement 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Statement 144 develops an accounting model for long-lived assets that are to be disposed of by sale. It requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The Corporation will adopt Statement 144 effective January 1, 2002. The Corporation has not determined the impact, if any, of the adoption of Statement 144.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For the period ended September 30, 2001, the Corporation did not experience any material changes in market risk that affect the quantitative and qualitative disclosures presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    See Note 9, "Contingencies," to the condensed consolidated financial statements included herein.

Item 5.  Other Information

(a)
See "Cautionary Statement Regarding Forward-Looking Statements" included herein.

Item 6.  Exhibits and Reports on Form 8-K

(a)
The following exhibits are filed as part of this Report:
10.1
Pension Restoration Plan, as amended, effective December 31, 2001.
10.2
Form of executive officers employment agreement.
10.3
Termination letter to Five-Year Credit Agreement among the Corporation, Wachovia Bank, N.A., as agent, and certain lenders.
10.4
Receivables Purchase Agreement, dated September 21, 2001 among TBSPV, Inc., as seller, the Corporation, as master servicer, Blue Ridge Asset Funding Corporation, as Purchaser and Wachovia Bank, N.A., as administrative agent.
10.5
Receivables Contribution Agreement, dated September 21, 2001, between the Corporation and TBSPV, Inc.
10.6
Intercreditor Agreement dated September 21, 2001 among Wachovia Bank, N.A., as securitization agent and as agent, TBSPV, Inc. and the Corporation.
12
Statement re Computation of Ratio of Earnings to Fixed Charges
(b)
Reports on Form 8-K

  On July 25, 2001, the Corporation filed a Current Report on Form 8-K, Items 5, 7 and 9, related to the Corporation's July 24, 2001 conference call with analysts in which the Corporation discussed its financial results for the fiscal quarter ended July 1, 2001.

THOMAS & BETTS CORPORATION

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMAS & BETTS CORPORATION (Registrant)
November 8, 2001	/s/ JOHN P. MURPHY John P. Murphy Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

QuickLinks

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
SUPPLEMENTAL SEQUENTIAL QUARTERLY COMPARISON
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K