Form 10-K
period 2001-12-30
THOMAS & BETTS CORP
filed 2002-03-29
CIK 97854

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934



                 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001.



                                     OR




      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934



                 FOR THE TRANSITION PERIOD FROM ____________ TO____________

                         COMMISSION FILE NUMBER 1-4682

                           THOMAS & BETTS CORPORATION
             (Exact name of registrant as specified in its charter)

                  TENNESSEE                                      22-1326940
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)



    8155 T&B BOULEVARD, MEMPHIS, TENNESSEE                         38125
   (Address of principal executive offices)                      (Zip Code)

                                 (901) 252-8000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of Each Exchange
             Title of Each Class                            on which Registered
             -------------------                           ---------------------
         COMMON STOCK, $.10 PAR VALUE                     NEW YORK STOCK EXCHANGE

          Securities registered Pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 11, 2002, 58,283,951 shares of the Registrant's Common Stock were outstanding and the aggregate market value of the voting common equity held by non-affiliates of the Registrant (based on the average bid and asked prices of such equity on the New York Stock Exchange composite tape) was $1,180,832,847.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2002, are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
                    Cautionary Statement Regarding Forward-Looking Statements...    3

                                     PART I

Item 1.             Business....................................................    5
Item 2.             Properties..................................................    9
Item 3.             Legal Proceedings...........................................   11
Item 4.             Submission of Matters to a Vote of Security Holders.........   13
                    Executive Officers of the Registrant........................   14

                                    PART II

Item 5.             Market for Registrant's Common Equity and Related
                    Shareholder Matters.........................................   16
Item 6.             Selected Financial Data.....................................   17
Item 7.             Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...................................   17
Item 7A.            Quantitative and Qualitative Disclosures About Market
                    Risk........................................................   42
Item 8.             Financial Statements and Supplementary Data.................   44
Item 9.             Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure....................................   83

                                    PART III

Item 10.            Directors and Executive Officers of the Registrant..........   83
Item 11.            Executive Compensation......................................   84
Item 12.            Security Ownership of Certain Beneficial Owners and
                    Management..................................................   84
Item 13.            Certain Relationships and Related Transactions..............   84

                                    PART IV

Item 14.            Exhibits, Financial Statement Schedules and Reports on Form
                    8-K.........................................................   85
Signatures......................................................................   86
EXHIBIT INDEX...................................................................  E-1

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This Report includes various forward-looking statements regarding the Corporation which are subject to risks and uncertainties. Forward-looking statements include information concerning future results of operations and financial condition. Statements that contain words such as "believes," "expects," "anticipates," "intends," "estimates," "continue," "should," "could," "may," "plan," "project," "predict," "will" or similar expressions are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, and many factors could affect the future financial results of the Corporation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Risks." Accordingly, actual results may differ materially from those expressed or implied by the forward-looking statements contained in this Report. For those statements, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     There are many factors that could cause actual results to differ materially from those in forward-looking statements, some of which are beyond the control of the Corporation. These factors include, but are not limited to:

     - Economic weakness and recession in the U.S. or the Corporation's other main markets, including Canada and Western Europe;

     - Effects of significant changes in monetary or fiscal policies in the U.S. and abroad which could result in major currency fluctuations, including fluctuations in the Canadian dollar, Euro and British pound;

     - Significant changes in governmental policies domestically and abroad which could create trade restrictions, patent enforcement issues, adverse tax-rate changes and changes to tax treatment of items such as tax credits, withholding taxes, transfer pricing and other income and expense recognition for tax purposes, including changes in taxation of income generated in Puerto Rico;

     - Changes in environmental regulations and projected remediation technology advances that could impact expectations of remediation expenses;

     - Undiscovered liabilities arising from past acquisitions and dispositions of businesses;

     - Unexpected liabilities resulting from pending or future legal matters and risks associated with the coverage and cost of insurance;

     - Changes in customer demand for various products of Thomas & Betts that could affect its overall product mix, margins, plant utilization levels and asset valuations or simultaneous disruptions with a group of large customers;

     - Realization of deferred tax assets, which is dependent upon generating sufficient taxable income prior to their expiration and the Corporation's tax planning strategies;

     - The recoverability of long-lived assets, which could be impacted if the estimated future operating cash flows are not achieved; and

     - Failure to achieve estimated savings net of estimated costs in connection with, and unforeseen difficulties or time delays implementing, the Corporation's comprehensive program to streamline production, improve productivity and reduce costs in its U.S., European and Mexican electrical products manufacturing facilities.

     The Corporation undertakes no obligation to revise the forward-looking statements included in this Report to reflect any future events or circumstances. The Corporation's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

     Thomas & Betts Corporation is a leading manufacturer of connectors and components primarily for worldwide electrical markets. It operates over 150 manufacturing, distribution and office facilities around the world in approximately 20 countries. Thomas & Betts was first established in 1898 as a sales agency for electrical wires and raceways, and was incorporated and began manufacturing products in New Jersey in 1917. The Corporation was reincorporated in Tennessee in May 1996. Corporate offices are maintained at 8155 T&B Boulevard, Memphis, Tennessee 38125, and the telephone number at that address is 901-252-8000. The Corporation's website is www.tnb.com.

     The Corporation sells its products through electrical, telephone, cable and heating, ventilation and air-conditioning distributors, directly to original equipment manufacturers and end users, and through mass merchandisers, catalog merchandisers and home improvement centers. Thomas & Betts pursues growth through market penetration, new product development, and, at times, acquisitions. See Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent History for details regarding the general development of the business. See Note 4 in the Notes to Consolidated Financial Statements for information on acquisitions and divestitures during 2001, 2000 and 1999.

GENERAL SEGMENT INFORMATION

     The Corporation classifies its products into business segments that are organized around the market channels through which it sells those products:
Electrical, Steel Structures, Communications, and HVAC. The majority of the Corporation's products, especially those sold in the Electrical channel, have region-specific standards and are sold mostly in North America or in other regions sharing North American electrical codes. Sales during 2001 to any customer by one or more of such segments did not exceed 10% of the Corporation's consolidated net sales for 2001. For financial information regarding net sales, earnings (loss) from continuing operations and total assets by segment for the three years ended December 30, 2001 refer to Note 15 in the Notes to Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations--Segment Results set forth herein.

Electrical Segment

     The Electrical segment's markets include industrial, commercial, utility and residential construction, renovation, maintenance and repair; project construction; and industrial OEM, primarily in North America and Europe. Consolidated sales of the segment were $1.15 billion, $1.35 billion and $1.39 billion, or 76.8%, 76.8% and 74.1% of the Corporation's consolidated sales for 2001, 2000 and 1999, respectively.

     Thomas & Betts designs, manufactures and markets thousands of different electrical connectors, components and other products for electrical applications. The Corporation has a leading position in the market for many of those products. Products include: fittings and accessories for electrical raceways; fastening products, such as plastic and metallic ties for bundling wire, and flexible tubing; connectors, such as compression and mechanical connectors for high-current power and grounding applications; indoor and outdoor switch and outlet boxes, covers and accessories; floor boxes; metal framing used as structural supports for conduits, cable tray and electrical enclosures; hazardous location lighting; safety switches; and other products, including insulation products, wire markers, and application tooling products. Products are sold under a variety of well-known brand names.

     Electrical products are sold through electrical and utility distributors, as well as retail outlets such as home improvement centers and mass merchandisers. The Corporation has relationships with over 6,000 national, regional and independent distributors, retailers and buying groups with locations across North America. Thomas & Betts has strong relationships with its distributors as a result of: the breadth and quality of its product lines; its market-leading service programs; its strong history of product innovation; and the high degree of brand-name recognition for its products among end users.

Steel Structures Segment

     The Corporation designs, manufactures and markets tubular steel transmission and distribution poles and lattice steel transmission towers for North American power and telecommunications companies and for export. These products are primarily sold to five types of end users: investor-owned utilities; cooperatives, which purchase power from utilities and manage its distribution to end users; municipal utilities; cable television operating companies; and telephone companies. They are marketed under the Lehigh(TM), Meyer(TM) and Thomas & Betts(R) brand names. Steel Structures segment sales were $140.6 million, $121.9 million and $116.0 million, or 9.4%, 6.9% and 6.2% of the Corporation's consolidated sales for 2001, 2000 and 1999, respectively.

Communications Segment

     Thomas & Betts' Communications segment designs, manufactures and markets electromechanical components, subsystems and accessories used to construct, maintain and repair cable television (CATV) and telecommunications networks. Although the majority of the segment's sales are recorded in North America, the products are of an international standard and are also sold outside of North America. Total Communications segment sales were $108.1 million, $178.4 million and $264.8 million, or 7.2%, 10.2% and 14.1% of the Corporation's consolidated sales for 2001, 2000 and 1999, respectively.

     The Corporation's communications product offering includes: CATV drop hardware; radio frequency RF connectors; aerial, pole, pedestal and buried splice enclosures; connectors; encapsulation and sheath repair systems; and cable ties. Products are sold directly to CATV system operators and also through telecommunications and CATV distributors. Components are sold under a variety of the Corporation's brand names, most notably LRC(R), Diamond-Sachs(R) and Kold-N-Klose(R).

HVAC Segment

     The Corporation designs, manufactures and markets heating and ventilation products for commercial and industrial buildings. Products include gas, oil and electric unit heaters, gas-fired duct furnaces, indirect and direct gas-fired make-up air heaters, infrared heaters, and evaporative cooling and heat recovery products. These products are sold primarily under the Reznor(R) brand name through HVAC, mechanical and refrigeration distributors in approximately 2,000 locations throughout North America and Europe. Total HVAC segment sales were $98.5 million, $106.9 million and $104.1 million, or 6.6%, 6.1% and 5.6% of the Corporation's consolidated sales for 2001, 2000 and 1999, respectively.

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

     Thomas & Betts' products have historically enjoyed a reputation for quality in the markets in which they are sold. To ensure quality, all of Thomas & Betts' facilities embrace quality programs, and as of December 30, 2001, approximately 80% meet ISO 9000, 9001, 9002 or QS 9000 standards. The Corporation has implemented quality control processes in its design, manufacturing, delivery and other operations in order to further improve product quality and the service level to customers.

RAW MATERIALS

     Thomas & Betts purchases a wide variety of raw materials for the manufacture of its products including steel, aluminum, zinc, copper, resins and rubber compounds. The Corporation's sources of raw materials and component parts are well established and are sufficiently numerous to avoid serious interruption of production in the event that certain suppliers are unable to provide raw materials and component parts.

RESEARCH AND DEVELOPMENT

     Thomas & Betts has research, development and engineering capabilities in each business unit and maintains regional facilities to respond to the specific needs of local markets. The Corporation has a reputation for innovation and value based upon its ability to develop products that meet the needs of the marketplace.

     Research, development and engineering expenditures invested into new and improved products and processes were $20.7 million, $23.0 million and $26.4 million, or 1.4%, 1.3% and 1.4% of sales for 2001, 2000 and 1999, respectively. For 2002, the Corporation expects research and development expense to remain relatively constant as a percentage of sales.

PATENTS AND TRADEMARKS

     Thomas & Betts owns approximately 1,300 active patent registrations and applications worldwide. The Corporation has over 1,300 active trademarks and domain names worldwide, including: Thomas & Betts, T&B, Amerace, Anchor, Blackburn, Bowers, Canstrut, Catamount, Center Lok, Color-Keyed, Commander, Deltec, Diamond, DuraGard, E.K. Campbell, Eklips, Elastimold, Electroline, Emergi-Lite, Epitome, Ever-Lok, E-Z-Code, Furse, Hazlux, Kindorf, Klik-It, Kold-N-Klose, Locktite, LRC, Marr, Marrette, Max-Gard, Meyer, Ocal, Red Dot, Reznor, RussellStoll, Sachs, Shamrock, Shield-Kon, Shrink-Kon, Signature Service, Site Light, Snap-N-Seal, Sta-Kon, Star Teck, Steel City, Superstrut, Taylor, Termaster, Ty-Fast, Ty-Rap, Union and Zinsco.

     While the Corporation considers its patents and trademarks (including trade dress) to be valuable assets, it does not believe that its competitive position is dependent solely on patent or trademark protection or that its operations are dependent on any individual patent or trademark. The Corporation does not consider any of its licenses, franchises or concessions held to be material to its business.

PRACTICES RELATING TO WORKING CAPITAL

     The Corporation's practices relating to working capital are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations -- Working Capital Improvements.

COMPETITION

     Thomas & Betts' continuing ability to meet customer needs by enhancing existing products and developing and manufacturing new products is critical to its prominence in the electrical industry. Thomas & Betts encounters competition in all areas of its business, and the methods and levels of competition vary among its markets. While no single company competes with the Corporation in all of its product lines, various companies compete with it in one or more product lines. Some of these competitors have substantially greater sales and assets than the Corporation. As Thomas & Betts works to enhance its product offerings, these companies will most likely continue to improve their products and will likely develop new offerings with competitive price and performance characteristics. Although Thomas & Betts believes that it has specific technological and other advantages over its competitors, because of the intensity of the competition in the product areas and geographic markets that it serves, Thomas & Betts could experience increased downward pressure on the selling prices for its products. The activities of the Corporation's competitors designed to enhance their own product offerings, coupled with any unforeseeable changes in customer demand for various products of Thomas & Betts, could affect the Corporation's overall product mix, margins, plant utilization levels and asset valuations. Management believes that continued consolidation of the industry could further increase competitive pressures in the industry.

EMPLOYEES

     As of December 30, 2001, the Corporation and its subsidiaries had approximately 11,000 full-time employees worldwide. Employees of the Corporation's foreign subsidiaries in the aggregate comprise approximately 30% of all employees. Of the total number of employees, approximately 30% are represented by trade unions. The Corporation believes its relationships with its employees and trade unions are good.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

     The Corporation is subject to federal, state, local and foreign environmental laws and regulations which govern the discharge of pollutants into the air, soil and water, as well as the handling and disposal of solid and hazardous wastes. Thomas & Betts believes that it is currently in substantial compliance with all applicable environmental laws and regulations and that the costs of maintaining or coming into compliance with such environmental laws and regulations will not be material to the Corporation's financial position or results of operations. See "Item 3--Legal Proceedings" and Note 17 in the Notes to Consolidated Financial Statements.

FINANCIAL INFORMATION ABOUT FOREIGN AND U.S. OPERATIONS

     For information concerning financial results for foreign and U.S. operations for the three years ended December 30, 2001, refer to Note 16 of Notes to Consolidated Financial Statements contained herein. Export sales originating in the U.S. were approximately $46 million, $57 million and $55 million for 2001, 2000 and 1999, respectively.

ITEM 2. PROPERTIES

     As of December 30, 2001, the Corporation has over 150 plant, office, distribution, storage and warehouse facilities, occupying approximately 8,389,000 sq. ft. in 26 states, the Commonwealth of Puerto Rico and approximately 20 countries. This space is composed of approximately 5,470,000 sq. ft. of manufacturing space, 2,344,000 sq. ft. of office, distribution, storage and warehouse space and 575,000 sq. ft. of idle space.

     The Corporation's manufacturing locations by segment as of December 30, 2001 are as follows:

                                               APPROXIMATE AREA
                                                  IN SQ. FT.
                                    NO. OF     -----------------
SEGMENT              LOCATION     FACILITIES   LEASED     OWNED
-------           --------------  ----------   -------   -------
Electrical        Alabama              1       126,000        --
                  Arkansas             1       246,000        --
                  California           1       213,000        --
                  Florida              1            --    65,000
                  Massachusetts        2            --   301,000
                  Mississippi          1            --   236,648
                  New Jersey           1            --   134,000
                  New Mexico           2        25,025   100,000
                  Ohio                 2       116,000        --
                  Pennsylvania         2        35,020        --
                  Puerto Rico          5       115,447    28,200
                  Tennessee            2            --   457,000
                  Texas                1        35,805        --
                  Australia            5        20,969    28,729
                  Canada              11       111,811   704,754
                  France               1        17,216     7,973
                  Germany              2        27,976        --
                  Hungary              1        81,914        --
                  Japan                1        12,078        --
                  Mexico              13       811,311        --
                  Netherlands          3        19,372    53,800
                  Spain                1            --     9,146
                  UK                   7        27,000   125,230
Steel Structures  South Carolina       1            --   105,000
                  Texas                1            --   136,172
                  Wisconsin            1            --   171,206
Communications    New York             1            --   268,000
                  Mexico               1       128,740        --

                                               APPROXIMATE AREA
                                                  IN SQ. FT.
                                    NO. OF     -----------------
SEGMENT              LOCATION     FACILITIES   LEASED     OWNED
-------           --------------  ----------   -------   -------
HVAC              Pennsylvania         1            --   227,050
                  Belgium              1       139,932        --

     In addition to the above mentioned manufacturing facilities, the Corporation owns three central distribution centers which are located in Belgium (141,792 sq. ft.), Canada (260,000 sq. ft.) and Byhalia, Mississippi (960,000 sq. ft.) and leases a fourth central distribution center in Sparks, Nevada (283,037 sq. ft.). The Corporation also has principal sales offices, warehouses and storage facilities located in approximately 709,000 sq. ft. of space, most of which is leased. Included in this total is approximately 214,000 sq. ft. of space in Memphis, Tennessee, for the Corporation's corporate headquarters.

     The Corporation has approximately 575,000 sq. ft. of idle manufacturing and office space in Georgia, Kansas, Pennsylvania, New Jersey, Missouri, Massachusetts, South Carolina and the U.K., not included in the above table.

     As of December 30, 2001, the following plants, included in the above manufacturing locations, were operating at capacities significantly below historical levels and are not expected to have significant improvements stemming from the Electrical segment's manufacturing efficiency and consolidation initiatives discussed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations. Management expects these facilities to operate at less than optimal capacity, thus adversely impacting the Corporation's results of operations, until the domestic economy fully recovers from the recession and demand for the Corporation's products returns to historical levels.

                                              APPROXIMATE AREA
                                                 IN SQ. FT.
                                   NO. OF     -----------------
SEGMENT             LOCATION     FACILITIES   LEASED     OWNED
-------           -------------  ----------   -------   -------
Electrical        Massachusetts       1            --   116,000
                  Mississippi         1            --   236,648
                  New Mexico          2        25,025   100,000
                  Puerto Rico         5       115,447    28,200
Communications    New York            1            --   268,000

     As of December 30, 2001, the following manufacturing plants are scheduled to be closed during 2002.

                                               APPROXIMATE AREA
                                                  IN SQ. FT.
                                    NO. OF     -----------------
SEGMENT              LOCATION     FACILITIES   LEASED     OWNED
-------           --------------  ----------   -------   -------
Electrical        United States        6       469,020   250,000
                  Europe               3            --    71,335
                  Mexico               2       321,892        --

ITEM 3.  LEGAL PROCEEDINGS

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

     The Corporation intends to contest the litigation vigorously and has filed a motion to dismiss. At this stage, the Corporation is unable to predict the outcome of this litigation and its ultimate effect, if any, on the financial condition of the Corporation. However, management believes that there are meritorious defenses to the claims. Mr. Moore and Mr. Jones may be entitled to indemnification by the Corporation in connection with this litigation.

     A parallel federal securities law class action was filed by the same plaintiffs against KPMG LLP, the Corporation's independent auditors, mirroring the Rule 10b-5 allegations in the action discussed above against the Corporation. This suit was consolidated with the action against the Corporation on August 14, 2001.

Tyco Dispute

     On November 1, 2000, pursuant to the Purchase Agreement between Tyco Group S.A.R.L. (Tyco) and the Corporation, dated May 7, 2000, as amended, Tyco delivered to the Corporation its proposed calculation of the Statement of Closing Working Capital and Statement of Closing Long-term Tangible Assets for the Electronics OEM business (collectively, the "Tyco Statement Calculation"). Under the terms of the Purchase Agreement, the purchase price to the Corporation on the closing date could be adjusted if the Closing Working Capital or the Closing Long-term Tangible Assets, which are amounts to be agreed to by Tyco and the Corporation, or determined by an agreed upon third party, are less than the Base Working Capital or the Base Long-term Tangible Assets, as defined in the Purchase Agreement (Base Working Capital and Base Long-term Tangible Assets collectively referred to herein as "Agreed Amounts"). The Tyco Statement Calculation delivered to the Corporation was substantially below the Agreed Amounts. Management reviewed the Tyco Statement Calculation and disputed substantially all of the differences between the Tyco Statement Calculation and the Corporation's records. As of December 31, 2000, Tyco held back $35 million of proceeds.

     Subsequent to 2001, the Corporation settled this dispute with Tyco. Under terms of the settlement agreement, Tyco will retain $35 million held for post-closing adjustments on working capital and long-term tangible assets. Thomas & Betts recorded an $8 million net-of-tax charge to gain on sale of discontinued operations in the fourth quarter of 2001 to reflect this settlement.

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

Other Legal Matters

     The Corporation is also involved in legal proceedings and litigation arising in the ordinary course of business. In those cases where the Corporation is the defendant, plaintiffs may seek to recover large and sometimes unspecified amounts or other types of relief and some matters may remain unresolved for several years. Such matters may be subject to many uncertainties and outcomes are not predictable with assurance. The Corporation has provided for losses to the extent probable and estimable; however, additional losses, even though not anticipated, could be material with respect to financial position, results of operations or liquidity in any given period.

Environmental Matters

     Owners and operators of sites containing hazardous substances, as well as generators of hazardous substances, are subject to broad and retroactive liability for investigatory and cleanup costs and damages arising out of past disposal activities. Such liability in many cases may be imposed regardless of fault or the legality of the original disposal activity. The Corporation has received notifications from the United States Environmental Protection Agency ("EPA") or similar state environmental regulatory agencies or private parties that the Corporation, in many instances along with others, may currently be potentially responsible for the remediation of sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (the "Superfund Act"), similar federal and state environmental statutes, or common law theories.

     The Corporation is the owner or operator, or former owner, of various manufacturing locations currently being evaluated by the Corporation for the presence of contamination that may require remediation. These sites include closed facilities in Connecticut (Monroe); Georgia (Decatur County); Indiana (Medora); Massachusetts (Attleboro, Canton); New Hampshire (New Milford); New Jersey (Butler, Elizabeth); New York (Horseheads); and Pennsylvania (Perkasie, Pittsburgh). The sites further include active manufacturing locations in New Jersey (Hackettstown); New Mexico (Albuquerque); South Carolina (Lancaster); Alabama (Mobile); Massachusetts (Boston); and Wisconsin (Hager City).

     Five of these current and former manufacturing locations relate to activities of American Electric for the period prior to the acquisition of American Electric by the Corporation. These five sites include Decatur County, Georgia; Hager City, Wisconsin; Lancaster, South Carolina; Medora, Indiana; and Pittsburgh, Pennsylvania. Each of these sites except one (Pittsburgh) is subject to an Asset Purchase Agreement dated June 28, 1985 between American Electric and

ITT Corporation ("ITT"). ITT and the Corporation have shared responsibilities and costs at the four outstanding sites subject to this agreement. For certain of the sites covered by this agreement, ITT agreed to indemnify American Electric for environmental liabilities, if any, that occurred prior to the purchase of the facilities by American Electric. The Corporation believes that the indemnity of ITT is reliable; however, there can be no assurances that any such indemnities will be honored.

     In addition to current or former manufacturing locations, the Corporation has received notifications from the EPA, similar state environmental regulatory agencies or private parties that the Corporation, along with others, may currently be potentially responsible for its share of the costs relating to investigation and remediation of nineteen sites pursuant to the Superfund Act or similar state environmental enactments.

     In December 1996, the Corporation acquired Augat Inc. Pursuant to the various environmental laws and regulations described above, Augat has evaluated or remediated, and may have liability associated with contamination at a number of sites. Pursuant to a Purchase Agreement between the Corporation and Tyco, the Corporation agreed to retain certain environmental liabilities, if any, for former Augat manufacturing locations in Alabama (Montgomery Plants 1 & 3); Massachusetts (Mashpee); South Carolina (Inman); and Texas (Lewisville); and for two offsite alleged disposal locations, in Massachusetts (The Ledge and Re-Solve); and one location in Texas (Chemical Recycling).

     In July 1997, the Corporation acquired Diamond Communications, Inc. Pursuant to the various environmental laws and regulations described above, Diamond has evaluated and remediated contamination associated with its Garwood, New Jersey, facility. The Corporation received a "No Further Action" letter from the responsible state agency and is required to monitor this site.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 30, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding executive officers of the Corporation is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

                                                                               DATE ASSUMED
                                                                                 PRESENT
            NAME                             POSITION                  AGE       POSITION
----------------------------   -------------------------------------   ---   ----------------
T. Kevin Dunnigan...........   Chairman, President and Chief           64    October 2000
                               Executive Officer
John P. Murphy..............   Senior Vice President and Chief         55    March 2000
                               Financial Officer
Dominic J. Pileggi..........   Senior Vice President and Group         50    October 2000
                                 President--Electrical
Kenneth W. Fluke............   Vice President--Controller              42    September 2000
Connie C. Muscarella........   Vice President--Human Resources and     47    March 2000
                                 Administration
J.N. Raines.................   Vice President--General Counsel and     58    December 2001
                                 Secretary

     Mr. Dunnigan was President (1974 to 1976) of The Thomas & Betts Co. Division of Thomas & Betts Corporation, Vice President--T&B/Thomas & Betts (1976 to 1978), Executive Vice President--Electrical (1978 to 1980), Chief Operating Officer (1980 to 1985), President (1980 to 1994), Chief Executive Officer (1985 to 1997), Chairman of the Board (1992 to May 2000) and Chairman and Chief Executive Officer (August to October 2000).

     Mr. Murphy was Vice President and Chief Financial Officer of Goulds Pumps, Inc. (1993 to 1997) and Senior Vice President and Chief Financial Officer of Johns Manville Corporation (1997 to 2000).

     Mr. Pileggi held various positions with the Corporation (1979 to 1983) before being elected Vice President--General Manager of the Electronics division (1983 to 1986), Vice President, Electronics Marketing Division (1986 to 1988), President--Electronics division (1988 to 1994) and President--Electrical Components Division (1994 to 1995) of the Corporation. Mr. Pileggi was President and Chief Executive Officer (1995 to 1996) of Casco Molded Plastics, Inc., President and Chief Executive Officer (1996 to 1998) of Jordan Telecommunications Products, Executive Vice President (1998 to 2000) and President--EMS Division (2000) of Viasystems Group, Inc.

     Mr. Fluke held various finance and managerial positions with The Goodyear Tire and Rubber Company beginning in 1982, including General Manager, Finance--South Pacific Tyres and Controller North American Tires Division.

     Ms. Muscarella was Vice President--Human Resources of SKW Bio-Systems, Inc. (1990 to 1998) and Vice President--Human Resources of the Corporation (1998 to
2000).

     Mr. Raines was a partner of the law firm of Glankler Brown PLLC for more than the past five years.

     Executive officers are elected by, and serve at the discretion of, the Board of Directors for a term of one year. The current terms expire May 1, 2002. There is no arrangement or understanding between any officer and any person, other than a director or executive officer of the Corporation acting in his or her official capacity, pursuant to which any officer was selected. There is no family relationship between any executive officer and any other officer or director of the Corporation. There has been no event involving any executive officer of the Corporation under any bankruptcy act, criminal proceeding, judgment or injunction during the past five years.

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

     At March 11, 2002, the Corporation had 3,646 shareholders of record.

                                                               2001        2000
                                                               -----       -----
First Quarter
  Market price high.........................................   $  22 3/8   $  34 3/8
  Market price low..........................................   $  15 1/2   $  20 11/16
  Dividends declared........................................   $0.28       $0.28
Second Quarter
  Market price high.........................................   $  22 11/16 $  30 7/8
  Market price low..........................................   $  16 1/4   $  17 5/8
  Dividends declared........................................   $0.28       $0.28
Third Quarter
  Market price high.........................................   $  23 7/8   $  22 1/4
  Market price low..........................................   $  15 1/4   $  16 5/8
  Dividends declared........................................   $  --       $0.28
Fourth Quarter
  Market price high.........................................   $  22 5/16  $  17 11/16
  Market price low..........................................   $  16 13/16 $  13 1/16
  Dividends declared........................................   $  --       $0.28

     On July 24, 2001, the Corporation's Board of Directors approved a change in the Corporation's dividend payment practices and elected to retain its future earnings to fund the development and growth of its business. The Corporation does not presently anticipate declaring any cash dividends on the Corporation's common stock in the foreseeable future. Future decisions concerning the payment of cash dividends on the Corporation's common stock will depend upon its results of operations, financial condition, capital expenditure plans and other factors that the Board of Directors may consider relevant.

     The Corporation's revolving credit agreements contain provisions that could restrict, as a practical matter, the Corporation's ability to pay dividends during the term of those agreements. See Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Financing Activities for a discussion of the material provisions of the Corporation's credit agreements.

ITEM 6.  SELECTED FINANCIAL DATA

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                                        2001     2000(a)    1999(a)    1998(a)    1997(a)
(In millions, except per share data)  --------   --------   --------   --------   --------
Net sales..........................   $1,497.5   $1,756.1   $1,873.7   $1,769.0   $1,711.3
Net earnings (loss) from continuing
  operations.......................   $ (138.9)  $ (178.7)  $   91.1   $   60.0   $  111.0
Long-term debt including current
  maturities.......................   $  672.0   $  676.0   $  924.1   $  798.1   $  494.7
Total assets.......................   $1,761.6   $2,085.7   $2,448.1   $2,364.0   $1,984.1
Per share earnings (loss) from
  continuing operations:
  Basic............................   $  (2.39)  $  (3.08)  $   1.58   $   1.06   $   1.98
  Diluted..........................   $  (2.39)  $  (3.08)  $   1.57   $   1.05   $   1.96
Cash dividends declared per share...  $   0.56   $   1.12   $   1.12   $   1.12   $   1.12

------------------------------

(a) Net earnings (loss) from continuing operations for 2000 and prior periods have been restated for the change in inventory costing method from LIFO to FIFO during 2001 for all inventories not previously accounted for on the FIFO method. This change reduced the net loss from continuing operations in 2000 by $14.7 million; reduced net earnings from continuing operations in 1999 by $6.5 million; increased net earnings from continuing operations in 1998 by $1.0 million; and reduced net earnings from continuing operations in 1997 by $1.0 million. See Note 3 of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT HISTORY

     The following narrative reviews the many strategic, procedural, operational and resource issues addressed by Thomas & Betts since mid-2000 as part of its effort to restore the Corporation to a position of financial and competitive leadership in the electrical products industry.

SUMMARY OF PAST STRATEGIES

     During the mid- to late-1990s, Thomas & Betts pursued certain strategies and undertook a number of initiatives designed to drive profitable growth. These strategies included:

     - Enhancing the Corporation's participation in higher-growth electronics markets by acquiring Augat, Inc.;

     - Reducing manufacturing costs by moving many production lines to regions with historically low labor costs and redirecting engineering resources away from new product development;

     - Expanding the Corporation's core electrical products portfolio and market presence through acquisitions;

     - Structuring the organization as a matrix with overlapping managerial responsibilities for product and geographic management;

     - Implementing new global financial and enterprise resource planning systems; and

     - Re-positioning the Corporation to capitalize on business-to-business
       (B2B) e-commerce opportunities.

     These strategies and related activities initially delivered positive results. Over time, however, the diverse and broad nature of the various strategies put unanticipated strain on the Corporation's resources and adversely affected its focus on its core competencies and underlying processes and controls.

     These underlying process, control and organizational issues were exacerbated by problems associated with the implementation of a new global order processing system in November 1999. The launch of the new system severely disrupted the Corporation's global operations, causing significant delays in product shipments, serious problems with pricing and invoicing, and a deterioration in relations with its core distributor network.

NEW MANAGEMENT TEAM

     As the Corporation worked to recover from the disruption caused by the order processing system implementation, initial changes were made to the senior management team. In March 2000, Thomas & Betts hired John P. Murphy as chief financial officer.

     Recognizing that the Corporation's use of working capital significantly exceeded that of peer companies in the electrical industry and that improving its cash position was fundamental to laying a foundation for improved performance, the new financial management began a detailed study of accounts receivable and inventory policies, controls and procedures beginning early in the second quarter 2000.

     This review of accounts receivable and inventory management led to the discovery of issues with many of the Corporation's processes, controls and systems and the conclusion that significant charges were required in a number of areas.

     The Corporation reported its second quarter 2000 results in August 2000. These results included $224 million in special charges to continuing operations. Subsequently, Thomas & Betts restated its financial statements for the years 1996, 1997, 1998, 1999, and 2000 to reflect the effect of certain of these charges in the appropriate reporting period.

     In August 2000, the Corporation's Board of Directors appointed a new chief executive officer, T. Kevin Dunnigan. Dunnigan was previously the Corporation's chairman and chief executive officer and spent 35 years with Thomas & Betts before retiring from active management in 1997.

     The scope of the underlying issues that required attention before Thomas & Betts could achieve a sustainable improvement in earnings was extensive. Strengthening the Corporation's leadership team was considered critical to effectively manage the anticipated changes.

     In October 2000, Thomas & Betts hired Dominic J. Pileggi as president of the electrical products business. Pileggi formerly led the Corporation's electrical business before leaving the Corporation in 1995.

     In addition to changes made at the senior management level, Thomas & Betts has enhanced the quality of its management team in all areas and at all levels of its operations over the past 18 months. Early in the turnaround effort, as the Corporation intensified its effort to reinforce controls and improve processes, the corporate and divisional accounting leadership was strengthened. In June 2000, the Corporation hired a new corporate controller and, in December 2000, hired a new controller for its largest division, electrical products. In January 2001, Thomas & Betts restructured management of the internal audit services and significantly strengthened the leadership and staff of this function.

     The new management team has pursued a focused and disciplined program to comprehensively change the way Thomas & Betts manages and operates its businesses.

WORKING CAPITAL IMPROVEMENTS

     During the mid- to late-1990s, management of working capital was impeded primarily because of the magnitude of Thomas & Betts' strategic initiatives, and the lack of clear lines of responsibility inherent in the matrix management structure. The Corporation also was disadvantaged by an overly complex pricing structure in its largest business (electrical products sold in the U.S.) and technical systems issues that adversely affected pricing and invoicing during the fourth quarter 1999 and the beginning of 2000. These factors led to an extensive backlog of outstanding customer payment deductions and credits that required resolution before the Corporation could show significant improvement in accounts receivable. Lacking sufficient internal resources to resolve this backlog in a timely manner, in September 2000, Thomas & Betts retained a leading consulting firm experienced in managing claims and collections to supplement its accounts receivable staff.

     In order to eliminate the cause of the accounts receivable backlog, Thomas & Betts also initiated a multi-faceted project to analyze and revise processes associated with its revenue cycle (pricing, quotations, order entry, ship from stock and debit, returned goods and claims processing) in the first quarter 2001. By the time the project was completed in the fourth quarter 2001, significant changes had been made to all of the business processes.

     As a result of all of the initiatives related to accounts receivable, Thomas & Betts has achieved a strong improvement in collections, a significant decline in the number and rate of payment deductions taken by its customers, and a significant reduction of its investment in accounts receivable. Since the end of the second quarter 2000, the Corporation has reduced overall Days Sales Outstanding by 43%.

     Using a combination of internal resources and third-party consultants, Thomas & Betts also undertook a thorough review of, and has comprehensively revised, all facets of its global inventory management and control processes. This initiative was completed in the second quarter 2001 and the Corporation believes that inventory control has been substantially strengthened.

     At year-end 2001, Thomas & Betts had reduced its investment in inventory by approximately 42% compared to levels at the end of second quarter 2000, due primarily to the Corporation's efforts to tightly manage its inventory in weak market conditions and from divestitures and impairments.

     The Corporation will continue to refine inventory management and believes that it may achieve additional efficiencies as a result of the manufacturing restructuring initiative currently underway. See "Manufacturing Strategy Redirected."

MANAGEMENT STRUCTURE REVISED

     Beginning in 1997, Thomas & Betts employed a complex matrix management structure with business operations managed along three axes (market, product and geographic) and functional responsibilities, such as legal, operations, finance and human resources were centralized. The structure raised issues concerning lines of responsibility for profitability and weakened the Corporation's ability to execute effectively. To support this matrix structure, the Corporation utilized a complex allocation methodology for financial budgeting, forecasting and reporting.

     In August 2000, Thomas & Betts eliminated the matrix organizational structure and replaced it with a fully integrated, market-driven, divisional structure. Under this model, each business leader is responsible, and accountable, for all manufacturing, engineering, marketing, business development, and associated support activities for their business. They are also responsible for managing working capital, with the support and guidance of corporate resources.

     To support the effectiveness of these changes, the Corporation's Management Incentive Program was significantly revised to better align individual goals with corporate strategies. Managing working capital is now a key performance metric for the incentive compensation program.

     Management believes that simplifying the management structure, and eliminating the complex financial allocation system required to support it, has also enhanced the Corporation's focus on financial and business performance. Thomas & Betts continues to refine its financial budgeting, forecasting and reporting processes to further improve such performance.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES REDUCED

     The Corporation's focus on operating as a tightly managed, decentralized organization with minimal corporate overhead has led to significant reductions in operating expenses. Since initiating the turnaround program, Thomas & Betts has reduced selling, general and administrative expenses (SG&A) as a percent of sales from the mid-twenties to 21.7% for 2001. The Corporation's targeted goal is to achieve SG&A expense as a percentage of annual sales at approximately 20% or lower.

B2B E-COMMERCE STRATEGY REDIRECTED

     In the mid- to late-1990s, Thomas & Betts also committed significant resources to position itself as a leader in the then-emerging business-to-business (B2B) e-commerce market. Given the dynamics of the electrical industry, where distribution is the primary channel to market, this strategy adversely affected the relationship of the Corporation with its electrical distributor network. It also diverted valuable resources from the day-to-day operations of the Corporation.

     In August 2000, senior management positions associated with the B2B strategy were eliminated and associated resources were redirected to complement and more directly support the e-business needs of the Corporation's distributors. An example of this support is T&B Access(R), a web-based service that allows distributors to track order status and place emergency orders outside normal business hours. T&B Access helps reduce transaction costs for both the Corporation and its distributor customer base.

     During 2001, Thomas & Betts continued to refine and enhance its information systems to support changes in its business policies and procedures. The Corporation believes that it has effective information management systems that fully support its turnaround initiatives and overall management of its businesses.

ACQUISITION ACTIVITY

     During the mid- and late-1990s, the Corporation broadened its product portfolio through acquisitions. Over five years, Thomas & Betts completed approximately 30 acquisitions or mergers. The Corporation now believes that many product lines and facilities acquired during this time period were not optimally integrated and others proved to be non-strategic. Together with the transfer of many manufacturing operations to low-cost areas, these activities led Thomas & Betts to record multiple restructuring charges during the mid- and late-1990s.

     The largest of these acquisitions, Augat Inc. in 1996, greatly expanded Thomas & Betts' presence in the higher-growth electronics market. Over time, it became evident that the significantly different competitive dynamics in the electronics industry (where products are made to order for original equipment manufacturers) did not leverage the Corporation's core manufacturing competencies. In addition, consolidation in the electronics industry favored larger and more established competitors than Thomas & Betts.

     In July 2000, the Corporation sold its Electronics OEM business, which included virtually all of the products acquired from Augat. This divestiture effectively removed Thomas & Betts from the electronics industry and reduced corporate revenues by approximately 30%.

     Over the past 18 months or so, Thomas & Betts has divested or exited several other smaller product lines that were not performing at an acceptable level or did not complement the Corporation's core product portfolio. The largest divestiture in 2001 was the sale of commercial lighting product lines marketed under the American Electric(R) and Dark-to-Light(R) brand names. In 2001, the Corporation also divested its ground rod business and began to exit the low-voltage circuit protection market.

     For the foreseeable future, management expects to continue to focus on achieving organic growth through enhanced marketing and research and development in its electrical products business.

MANUFACTURING STRATEGY REDIRECTED

     Thomas & Betts pursued a manufacturing strategy aimed at reducing costs by moving production to areas with historically low labor costs. During the mid- to late-1990s, the Corporation moved approximately 30 product lines or facilities to new locations. In some cases, these manufacturing transfers affected the Corporation's ability to service its distributors in a timely and cost-effective manner. In 2000, despite these transfers, Thomas & Betts' manufacturing base remained widely dispersed and structural costs remained high. A weakening global economy contributed to high inventory levels during this period and into 2001.

     Thomas & Betts addressed the issue of excess inventory by substantially reducing production at virtually all of its electrical products facilities and closing several smaller plants in the second half of 2000 and first half of 2001. Reducing production led to higher-than-normal unabsorbed fixed costs and unfavorable manufacturing variances, which has adversely affected the Corporation's performance since the second quarter of 2000.

     In December 2001, Thomas & Betts announced a more comprehensive program to streamline and consolidate electrical products manufacturing in the United States, Europe and Mexico. The Corporation believes that restructuring these manufacturing operations is critical to completing its return to profitability within a reasonable time frame.

     The manufacturing initiatives have three components: revising manufacturing processes to improve equipment and labor productivity; consolidating manufacturing capacity; and investing in tooling, equipment and training to achieve superior levels of productivity. Thomas & Betts has retained an internationally prominent manufacturing-consulting firm to assist with this project.

     In 2001, Thomas & Betts began the process of closing 12 facilities and implementing efficiency improvements in the remaining facilities affected by the manufacturing project. Teams comprised of Thomas & Betts personnel and consultants are comprehensively reviewing all manufacturing processes on a plant-by-plant basis for opportunities to improve productivity and efficiency. Examples of areas being addressed include operating standards, production planning and reporting, operator and supervisor training, preventive maintenance processes, and inventory forecasting and planning.

     Thomas & Betts expects on-going pre-tax savings of approximately $45 to $50 million annually from the manufacturing restructuring program, which should be substantially completed by the end of the third quarter 2002.

     Pre-tax charges associated with the project will total approximately $80 to $90 million. $49 million in charges were recorded in the fourth quarter 2001 and the remaining $30 to $40 million in pre-tax charges are expected to be recorded in 2002, primarily in the first half of the year.

     Total cost of the project is expected to be $100 to $110 million, including approximately $20 million for capitalized equipment and tooling. Approximately 1,600 jobs, or 15% of the Corporation's global workforce, are expected to be eliminated.

     Charges associated with the program include approximately $60 million in cash costs with the remainder in non-cash costs. Cash costs are primarily for severance, consulting fees, equipment moves and other exit costs. Non-cash costs are largely for asset write-offs associated with the closing of facilities.

     Thomas & Betts expects the net effect of the project to negatively impact 2002 pre-tax earnings by approximately $10 to $20 million, and to negatively impact 2002 cash flow by $40 to $45 million. See "Business Risks" for the risks related to the manufacturing project described above.

ELECTRICAL PRODUCTS BUSINESS REORGANIZED

     Thomas & Betts has also taken action to address the performance of its largest business, electrical products sold through distributors.

     Specifically, the product management, sales and manufacturing operations of the electrical business' commercial and industrial product groups have been fully combined, eliminating managerial redundancies and reducing the number of sales offices by over 50%. As a result, the sales and sales support staff has been significantly reduced.

     In the mid- to late-1990s, product management in the electrical business focused on reducing product costs rather than on traditional product/brand management activities such as pricing, competitive positioning, sales support, and new product development. As a result, the Corporation did not fully leverage the substantial brand equity of many of its leading products to help gain market share and improve profits.

     Late in the first quarter 2001, Thomas & Betts hired an experienced executive to lead product management for the electrical business. The department is now focused on the full complement of brand management activities.

     In 2002, the electrical business strategically realigned many of its marketing activities and shifted from promotions based on price to promotions focused on strengthening the Corporation's relationships with the end users of its products: electricians, contractors and MRO (maintenance, repair and operations) engineers.

PRODUCT ENGINEERING AND DEVELOPMENT ENHANCED

     Throughout its 100+ year history, product engineering has consistently been a strength of Thomas & Betts. However, during the late 1990s, the Corporation largely redirected its engineering expertise toward other strategies, as discussed above, rather than developing new products.

     In 2001, Thomas & Betts began to rebuild its engineering capabilities with a goal of increasing the percent of sales generated by new products over the next few years. In the first quarter 2002, the electrical business hired a former Thomas & Betts executive to lead its engineering and new product development efforts.

     During 2001, Thomas & Betts introduced innovative new product designs in more than 30 product categories, expanding its presence in its core market sectors and strengthening its market leadership position. A key goal of the Corporation's R&D program is to develop new products that lower the cost of installation for its end-user customers, particularly through the use of automation.

ELECTRICAL PRODUCTS PRICING RE-ALIGNED

     Thomas & Betts' electrical business operates in highly competitive markets. The Corporation stocks thousands of products and has relationships with more than 6,000 electrical and utility distributors, retail outlets and mass merchandisers. Thomas & Betts uses a variety of promotional programs, including volume-incentive discount programs and ship from stock and debit, to compete effectively.

     Over the past several years, however, Thomas & Betts moved away from highly structured incentive or discount programs and increasingly allowed electrical field sales personnel in the U.S. to offer price concessions on a per-product, per-customer basis. This trend led to significant pricing complexity, which inevitably gave rise to many of the customer invoice disputes discussed earlier under "Working Capital Improvements."

     In the third quarter of 2000, the authority to set prices was re-established as a fundamental responsibility of the product management function. In late 2000 and 2001, the Corporation simplified the volume-incentive discount provision of its Signature Service(SM) preferred customer program to enhance compliance and eliminate the practice of customer-specific pricing.

     During 2001, Thomas & Betts took additional steps to manage pricing for its electrical business in the United States more strategically. A task team was created to analyze pricing and comprehensively revise and simplify the Corporation's policies and procedures related to pricing. A new pricing schedule was introduced to U.S.-based electrical distributors in the fourth quarter 2001 and the new prices took effect January 2, 2002. In addition, distributor incentives continue to be revised to support a more profitable product mix. Controls have been further enhanced to ensure compliance with the revised incentive and pricing programs.

FREIGHT COSTS UNDER REVISION

     Unusually high freight and distribution costs have also adversely affected Thomas & Betts' performance over the past several years. The Corporation has taken significant initial steps to reduce freight costs, including consolidating customer shipments and revising freight policies incorporated in its Signature Service preferred customer program. Thomas & Betts experienced a modest improvement in freight performance beginning in the second half of 2001. The Corporation continues to examine ways to cost-effectively meet distributors' expectations of more frequent and smaller quantity shipments.

SUMMARY OF RECENT HISTORY

     Thomas & Betts believes that it has identified, and made substantial progress in addressing, the majority of the issues that have adversely impacted its performance over the past several years. The Corporation's shift to a divisional management structure and its focus on strengthening the quality of the management team have contributed significantly to the development of a comprehensive plan to restore Thomas & Betts to a profitable and strategically focused leadership position in its markets. The Corporation will continue to execute against this plan throughout 2002.

2002 OUTLOOK

     Since the new management team initiated the turnaround program approximately 18 months ago, the Corporation has made extensive changes to the way it manages and operates its businesses including significantly reducing selling, general and administrative expenses, divesting or exiting product lines not achieving acceptable returns, closing excess warehousing facilities, consolidating certain manufacturing operations, revising U.S. electrical products pricing structure, reorganizing its selling structure and promotional strategies to improve product mix, and comprehensively overhauling working capital.

     These actions have significantly strengthened the Corporation's balance sheet and have begun to positively affect its segment and net results. Management expects to continue to realize the benefit of these changes on earnings throughout 2002 and in subsequent years.

     Assuming a reasonable recovery in general economic conditions in the second half of the year, the Corporation's targeted goal is to achieve low double-digit segment earnings in the fourth quarter of 2002. The Corporation expects first quarter 2002 sales to be down 10% to 15% compared to the year-ago period, excluding sales from previously divested product lines. First quarter 2002 net results are expected to be approximately flat with the first quarter 2001, excluding the costs associated with implementing the manufacturing initiatives.

YEAR 2001 COMPARED WITH 2000

                              CONSOLIDATED RESULTS

                                                2001                   2000(A)
                                       ----------------------   ----------------------
                                           IN         % OF          IN         % OF
                                       THOUSANDS    NET SALES   THOUSANDS    NET SALES
                                       ----------   ---------   ----------   ---------
                                                                (RESTATED)
Net sales............................  $1,497,491     100.0     $1,756,083     100.0
Gross margin.........................    338,448       22.6       290,423       16.5
Selling, general and
  administrative.....................    324,504       21.7       444,248       25.3
Impairment charges on long-lived
  assets.............................     83,281        5.6        33,371        1.9
Provision (recovery)--restructured
  operations.........................     11,666        0.8        (2,815)      (0.2)
Loss from operations.................   (118,267)      (7.9)     (225,530)     (12.8)
Income from unconsolidated
  companies..........................      2,199        0.1        15,001        0.9
Interest expense--net................    (41,900)      (2.8)      (47,894)      (2.7)
Other (expense) income--net..........    (29,071)      (1.9)        9,035        0.5
Net loss from continuing
  operations.........................   (138,877)      (9.3)     (178,686)     (10.2)
Discontinued operations..............     (7,513)      (0.5)      152,854        8.7
Net loss.............................   (146,390)      (9.8)      (25,832)      (1.5)

---------------

(a) Results for 2000 have been restated for the change in inventory costing method from LIFO to FIFO during 2001 for domestic and certain foreign inventories.

NET SALES

     The Corporation's net sales decreased approximately 15% to $1.5 billion in 2001 from $1.8 billion in 2000. The decrease is primarily due to lower sales volume in its Electrical and Communications segments resulting from weak market conditions. In addition, net sales for 2001 were also negatively impacted by previous divestitures of product lines in both the Electrical and Communications segments. Excluding revenues from previously divested product lines, consolidated sales were down approximately 12% as compared to the prior year.

GROSS MARGIN

     The gross margin percent for the year 2001 was 22.6% of net sales compared with 16.5% in 2000. Gross margins in both periods have been negatively impacted by unabsorbed manufacturing fixed costs associated with relatively low capacity utilization. Gross margin for 2001 was also adversely impacted by $4 million in fees for project consultants associated with the manufacturing efficiency and consolidation initiatives. The 2001 to 2000 gross margin comparison is impacted by the following:

     - Year 2000 reflected increased provisions for accounts receivable.

     - Year 2000 included elevated freight costs due to more expensive freight expediting practices in place during part of 2000.

     - Year 2000 included higher charges than 2001 for write-downs for slow-moving, excess and obsolete inventory. The Corporation also recorded an additional write-down in 2000 for specifically identifiable slow-moving, excess and obsolete inventory primarily attributable to divested product lines.

     - Year 2000 included further inventory write-downs totaling approximately $24 million related to product lines considered to be non-strategic at year end 2000 versus $3 million in 2001.

EXPENSES

     Selling, general and administrative (SG&A) expenses were 21.7% of sales in 2001, versus 25.3% in 2000. The significant decreases were primarily in legal, auditing and accounting fees and expenses; consulting and temporary service costs; corporate severance expense; information technology expenses; distribution expenses; and employee compensation from the employee headcount reductions.

     Research and development expense represented 1.4% and 1.3% of sales for years 2001 and 2000, respectively. For 2002, the Corporation expects research and development expense to remain relatively constant as a percentage of sales.

     The Corporation recorded fourth quarter pre-tax charges of $49.1 million to continuing operations for the manufacturing initiatives previously discussed. Of the $49.1 million recorded, impairment charges totaled $30.0 million and restructure charges totaled $11.7 million. The remaining charges were included in cost of sales. The Corporation has begun the process of closing certain facilities, primarily in the U.S., and implementing improvements in the remaining facilities affected by the program. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Recent History."

     The 2001 results also include $39.8 million in pre-tax charges on the sale of the Corporation's American Electric and Dark-to-Light lighting product lines, which closed in October 2001. These charges include $36.6 million for impairment on long-lived assets, primarily goodwill, associated with these product lines. Net proceeds of $24.5 million were received during 2001 from this sale.

     During December 2001, management determined that certain product lines in the Communication segment were non-strategic for the Corporation. Accordingly, the inventories and long-lived assets for these product lines were reflected as assets held for sale at their approximate net realizable value of $49.4 million as of December 30, 2001. The 2001 results include pre-tax charges of $16.7 million in association with the impairment of long-lived assets of these product lines.

     During 2000, the Corporation recorded impairment charges of approximately $33 million. Impairment charges totaled approximately $20 million for the Electrical segment (primarily die cast fittings, circuit protection, electrical enclosures product lines) and totaled approximately $13 million for the Communications segment (primarily premise wiring product line).

INCOME FROM UNCONSOLIDATED COMPANIES

     Income from unconsolidated companies includes equity income from the Corporation's joint ventures and other equity investments. The reduction in 2001 reflects primarily lower domestic operating results related to these entities due to weak market conditions. See also Note 14 in the Notes to the Consolidated Financial Statements.

INTEREST EXPENSE--NET

     Interest expense-net includes interest income of $7.1 million in 2001 and $8.2 million in 2000. The decrease in interest expense is due primarily to lower debt levels during the current year as compared to the prior year.

OTHER EXPENSES (INCOME)--NET

     Other expense (income)--net for 2001 includes expense of $27 million for the settlement of a patent infringement lawsuit. Year 2000 includes $15 million received from the favorable settlement of a trade secret and trade dress infringement lawsuit, which was partially offset by losses of $3.3 million on sale of receivables pursuant to an asset securitization program that was terminated during 2000.

INCOME TAXES

     The Corporation's 2001 and 2000 effective tax rates for continuing operations are a benefit of (25.8)% and (28.4)%, respectively.

DISCONTINUED OPERATIONS

     On July 2, 2000, the Corporation completed the sale of substantially all of its Electronics OEM business for $750 million, subject to certain adjustments. The Electronics OEM sale has been accounted for as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. Accordingly, results from continuing operations for the current and prior periods exclude the impact of the Electronics OEM business. The net results for the current and prior periods of the Electronics OEM business are reflected in earnings from, or gain on sale of, discontinued operations. Subsequent to 2001, the Corporation reached a settlement agreement which stipulates that Tyco Group S.A.R.L., the purchaser, will retain $35 million held for post-closing adjustments on working capital and long-term tangible assets. In the fourth quarter 2001, the Corporation recorded an $8 million net-of-tax charge to gain on sale of discontinued operations to reflect this settlement. See Note 4 in Notes to Consolidated Financial Statements.

                                SEGMENT RESULTS

     The Corporation evaluates its business segments on the basis of segment earnings (loss), with segment earnings (loss) defined as earnings (loss) from continuing operations before interest, taxes, asset impairments, restructuring charges and certain other adjustments. Beginning in the first quarter 2001, the Corporation began reporting its Steel Structures and HVAC businesses as separate segments. These businesses were previously included in Other results. Information for the prior period has been restated to conform to the new basis of presentation.

     Continuing operations losses for the Electrical and Communications segments decreased by $110 million and $15 million, respectively, from the prior year. Earnings for the Steel Structures segment increased $8 million while earnings for the HVAC segment remained relatively flat.

ELECTRICAL

     Sales for the Electrical segment decreased to $1.15 billion in 2001 from $1.35 billion in 2000 due primarily to lower sales volumes resulting from weak market conditions. Results for 2001 were adversely impacted by the continued slow down in industrial and construction markets. In addition, the aggregate adverse net sales impact on 2001 from divested product lines when compared to 2000 was approximately $47 million. Year 2001 segment loss was $27.3 million as compared to segment loss of $137.4 million for 2000. The 2000 segment results were significantly impacted by charges taken in 2000 while 2001 segment results were positively impacted as the result of actions taken by management to reduce manufacturing and SG&A expenses. Results in 2001 and 2000 were negatively impacted by unabsorbed manufacturing fixed costs associated with relatively low capacity utilization previously mentioned plus deterioration in its unconsolidated subsidiaries' performance.

STEEL STRUCTURES

     Sales for the Steel Structures segment increased to $140.6 million in 2001 from $121.9 million in 2000. Earnings for the Steel Structures segment increased from $10.2 million in 2000 to $18.2 million in 2001. Higher sales volumes for 2001 are due to added capacity and strong demand for infrastructure to support power grids. The 2000 earnings were significantly impacted by charges taken in that year while favorable product mix in 2001 boosted segment earnings.

COMMUNICATIONS

     Sales for the Communications segment decreased to $108.1 million in 2001 from $178.4 million in 2000 largely as a result of the depressed domestic market conditions in the cable TV (CATV) and telecom markets. Segment loss for 2001 was $10.2 million as compared to $25.6 million for 2000. The 2000 results were significantly impacted by charges taken in that year while 2001 segment results were positively affected by efforts made to reduce manufacturing and SG&A expenses to better match current demand levels.

HVAC

     Sales for HVAC decreased to $98.5 million in 2001 from $106.9 million in 2000. Sales were adversely affected by reduced demand for made-to order products due to soft construction markets. Segment earnings remained relatively flat at $1.2 million and $1.5 million for 2001 and 2000, respectively.

YEAR 2000 COMPARED WITH 1999

                                               2000(a)                   1999(a)
                                       ------------------------   ----------------------
                                           IN           % OF          IN         % OF
                                       THOUSANDS      NET SALES   THOUSANDS    NET SALES
                                       ----------     ---------   ----------   ---------
                                       (RESTATED)                 (RESTATED)
Net sales............................  $1,756,083       100.0     $1,873,659     100.0
Gross margin.........................    290,423         16.5       491,191       26.2
Selling, general and
  administrative.....................    444,248         25.3       358,787       19.1
Impairment charges on long-lived
  assets.............................     33,371          1.9            --         --
Earnings (loss) from operations......   (225,530)       (12.8)       88,573        4.7
Income from unconsolidated
  companies..........................     15,001          0.9        18,618        1.0
Interest expense--net................    (47,894)        (2.7)      (46,644)      (2.5)
Other (expense) income--net..........      9,035          0.5         6,683        0.4
Net earnings (loss) from continuing
  operations.........................   (178,686)       (10.2)       91,121        4.9
Discontinued operations..............    152,854          8.7        21,135        1.1
Net earnings (loss)..................    (25,832)        (1.5)      112,256        6.0

---------------

(a) Results for 2000 and 1999 have been restated for the change in inventory costing method from LIFO to FIFO made during 2001 for domestic and certain foreign inventories.

NET SALES

     The Corporation's 2000 net sales decreased $117.6 million from 1999, reflecting reduced sales volumes in its Electrical segment. The reduced Electrical sales volumes were due to a number of factors including:

     - Disruptions caused by the Corporation's implementation of a new pricing and order processing system in late 1999, including a decline in demand associated with customer discontent with the Corporation's impaired ability to accurately process orders and, at times, from disruptions in the Corporation's ability to fulfill orders on a timely basis.

     - A decrease in traditional Electrical quarter-end promotional sales incentives that in 1999 resulted in significantly larger sales volumes at discounted sales prices.

     - Certain excess inventories in the Electrical distribution channel as a result of prior promotional practices no longer utilized by the Corporation.

     Sales for 2000 were also negatively impacted by the divestitures of product lines in the Communications segment. The Corporation sold the Photon and Broadband product lines in June 1999 and September 1999, respectively, which had combined sales in 1999 of approximately $65 million prior to their divestiture. In 2000, the Corporation sold the Telzon/ HDDX and Aster product lines in March and November, respectively. The combined adverse net sales impact from the divested product lines when compared to 1999 is approximately $75 million.

     In 2000, net sales were negatively impacted by increased accounts receivable provisions which were necessitated largely by the confusion and disruption caused by the Corporation's implementation of a new order processing system. After completion of the implementation of the new order processing computer system in late 1999, the Corporation experienced significant disruptions, which led to the Corporation's inability to execute an effective collections process because of considerable uncertainty with customer billing. The latter led to many customer payment deductions and an increase in aged receivables.

GROSS MARGIN

     The gross margin percent for the year 2000 was 16.5% of sales compared with 26.2% in 1999. The significantly lower gross margin in year 2000 reflects the following:

     - Lower sales volume, primarily in the Electrical segment, partially due to the decrease in use of traditional promotional sales incentive programs, and the distribution channel for the Corporation's products containing high levels of Thomas & Betts product. See "Net Sales" discussion above.

     - Increases in accounts receivable provisions.

     - Lower net pricing primarily in the Electrical segment due to excessive use of discounting, price and volume rebates and customer concessions.

     - Higher manufacturing costs due to low capacity utilization. The Corporation significantly cut back production in the second half of 2000, when it became apparent the distribution channel for its products was full and it already had sufficient inventory in its own facilities.

     - Increased freight costs (approximately $18 million) due partially to more expensive freight expediting practices.

     - Increased write-downs for slow-moving, excess and obsolete inventory. The Corporation recorded a write-down of approximately $22 million for excess and obsolete inventory based on management's evaluation of current inventory aging and usage and its new strategy to reduce levels of slow-moving inventory. The Corporation also recorded an additional write-down of approximately $12 million for specifically identifiable slow-moving, excess and obsolete inventory primarily attributable to divested product lines.

     - Further inventory write-downs totaling approximately $24 million related to product lines considered to be non-strategic at year end 2000.

EXPENSES

     Selling, general and administrative (SG&A) expenses were 25.3% of sales in 2000, versus 19.1% in 1999. The significant increases were primarily in:

     - Legal, auditing and accounting fees and expenses (approximately $24 million).

       The increase reflects expenses related to ongoing litigation and investigation of the Corporation's accounting practices by the Securities and Exchange Commission, efforts to improve current business and accounting processes and controls, enhanced collections process for outstanding accounts receivable, and audit fees relating to the restatement of the consolidated financial statements for 1996 through 1999.

     - Information technology expenses (approximately $14 million).

       The increase reflects efforts to stabilize and enhance existing global order processing, finance, and human resources systems, as well as support the decision to abandon certain B2B e-commerce initiatives including writing off certain software.

     - Distribution expenses (approximately $14 million).

       The increase reflects inefficiencies in our warehousing operations as well as expenses for third party warehousing capacity.

     - Corporate severance expense (approximately $13 million).

     SG&A expense was also high due in part to overhead levels which remained following the sale of the Corporation's Electronics OEM business in the second quarter of 2000.

     Research and development expense remained relatively unchanged at 1.3% and 1.4% of sales for years 2000 and 1999, respectively.

     Subsequent to its decision to sell the Electronics OEM business, the Corporation's management re-evaluated the strategic importance of a number of product lines and concluded that it would dispose of certain product lines by sale or otherwise. The Corporation considered net cash flows, including the expected proceeds from the sale of assets of those product lines, and as a result, recorded an impairment charge of approximately $33 million during 2000. Impairment charges totaled approximately $20 million for the Electrical segment (primarily die cast fittings, circuit protection, electrical enclosures product lines) and totaled approximately $13 million for the Communications segment (primarily premise wiring product line).

INCOME FROM UNCONSOLIDATED COMPANIES

     Income from unconsolidated companies includes equity income from the Corporation's joint ventures and other equity investments. Year 2000 reflects lower domestic operating results related to those entities.

INTEREST EXPENSE--NET

     Interest expense-net includes interest income of $8.2 million in 2000 and $7.0 million in 1999. The increase in interest income is due primarily to increased earnings on a portion of the proceeds from the sale of the Electronics OEM business. Gross interest expense attributable to continuing operations in 2000 increased 4.4% from the prior year in part due to higher interest rates on floating-rate debt experienced in 2000. Resulting net interest expense in 2000 remained relatively flat compared with 1999.

OTHER EXPENSE (INCOME)--NET

     Other expense (income)--net for 2000 includes $15 million received from the settlement of a trade secret and trade dress infringement lawsuit, which was partially offset by losses on sale of receivables pursuant to an asset securitization program that was terminated during 2000, and losses on sales of certain fixed assets. In 1999, the Corporation received $16 million as a result of a termination fee related to a proposed acquisition that more than offset related transaction costs and losses on sale of receivables under the Corporation's asset securitization program.

INCOME TAXES

     The Corporation's 2000 effective tax rate for continuing operations is a benefit of (28.4)%. The 1999 effective tax rate for continuing operations is a benefit of (35.5)% and reflected a $30.7 million reduction in the tax provision from approval of tax refund claims and completion of prior year tax audits, which was not repeated in 2000.

DISCONTINUED OPERATIONS

     On July 2, 2000, the Corporation completed the sale of substantially all of its previous Electronics OEM business for $750 million, subject to certain adjustments. The Electronics OEM sale was accounted for as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. Accordingly, results from continuing operations for 2000 and 1999 exclude the impact of the Electronics OEM business. The net results for 2000 and 1999 of the Electronics OEM business are reflected in earnings from, or gain on the sale of, discontinued operations. See Note 4 in the Notes to Consolidated Financial Statements.

                                SEGMENT RESULTS

     The Electrical segment loss from continuing operations was $137.4 million for 2000 as compared to segment earnings of $107.0 million for 1999. Segment earnings for Steel Structures for 2000 were $10.2 million as compared to $15.0 million for 1999. Communications segment loss from continuing operations for 2000 was $25.6 million as compared to $9.3 million for 1999. The HVAC segment earnings for 2000 were $1.5 million as compared to $7.0 million for 1999.

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

STEEL STRUCTURES

     Sales for the Steel Structures segment increased to $121.9 million in 2000 from $116.0 million in 1999 due in part to the Corporation becoming an exclusive supplier to certain Steel Structure customers in 2000.

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

HVAC

     Sales for the HVAC segment remained relatively unchanged at $106.9 million for 2000 as compared to $104.1 million for 1999.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements contained in this Report requires the use of estimates and assumptions to determine certain amounts reported as net sales, costs, expenses, assets or liabilities and certain amounts disclosed as contingent assets or liabilities. There can be no assurance that actual results will not differ from those estimates or assumptions. The Corporation's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements. Management believes the Corporation's most critical accounting policies include: Revenue Recognition; Inventory Valuation; Impairment of Long-Lived Assets; Income Taxes; and Environmental Costs.

     - Revenue Recognition: The Corporation recognizes revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101. The Corporation recognizes revenue when finished products are shipped to unaffiliated customers and both title and risks of ownership are transferred. Sales discounts, quantity and price rebates, allowances and warranty costs are estimated based on contractual commitments and experience and recorded in the period in which the sale is recognized. Certain customers have the right to return goods under certain circumstances and those returns, which are reasonably estimable, are accrued at the time of shipment. Management analyzes historical returns and allowances, current economic trends and specific customer circumstances when evaluating the adequacy of accounts receivable related reserves and accruals.

     - Inventory Valuation: The Corporation periodically evaluates the carrying value of its inventories to ensure they are carried at the lower of cost or market. Such evaluation is based on management's judgement and use of estimates. Such estimates incorporate inventory quantities on-hand, sales forecasts for particular product groupings, planned dispositions of product lines and overall industry trends.

     - Impairment of Long-Lived Assets: The Corporation follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment, certain identifiable intangibles and goodwill. For purposes of recognizing and measuring impairment of long-lived assets, the Corporation evaluates assets for associated product groups. The Corporation reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the assets, the assets are considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, the Corporation estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. See "Recently Issued Accounting Statements" for a description of SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Corporation will be required to implement these new accounting standards during 2002. The Corporation has not determined the impact from the adoption of these standards.

     - Income Taxes: The Corporation uses the asset and liability method of accounting for income taxes. That method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provides a valuation allowance based on a more-likely-than-not criteria. The Corporation has valuation allowances for deferred tax assets primarily associated with operating loss carryforwards, tax credit carryforwards and deferred state income tax assets. Realization of the deferred tax assets is dependent upon the Corporation's ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income, based on enacted tax law in effect as of December 30, 2001, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, which involve estimates and uncertainties, in making this assessment. Tax planning strategies include primarily sales of non-core assets. Projected future taxable income is based on management's forecast of the operating results of the Corporation. Management periodically reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize net deferred tax assets, the Corporation will increase valuation allowances by a charge to income tax expense in the period of such determination.

       During March 2002, the U.S. Congress enacted and the President signed The Job Creation and Worker Assistance Act of 2002 ("2002 Act"). The 2002 Act increased the two year carryback period to five years for net operating losses arising in tax years ending in 2001 and 2002. Management is currently assessing the impact the 2002 Act will have on the realization of deferred tax assets, the income tax provision and potential refund claims.

     - Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of current available facts related to each site.

LIQUIDITY AND CAPITAL RESOURCES

     The Corporation's cash and cash equivalents increased to $234.8 million at December 30, 2001, from $207.3 million at December 31, 2000. The increase resulted primarily from $105.9 million provided by operating activities which was reduced by $4.2 million used in investing activities, $71.2 million used in financing activities and $3 million related to the effect of exchange rate changes on cash.

OPERATING ACTIVITIES

     Operating activities provided cash of $105.9 million in 2001. This compares to cash used by operating activities of $248.3 million in 2000 and cash provided by operating activities of $64.8 million in 1999.

     Working capital as of December 30, 2001 was $414.6 million compared with $547.2 million as of December 31, 2000. Net receivables were lower at December 30, 2001 than the previous year by $137.5 million due primarily to improved cash collections and lower sales volume. The Corporation's inventory levels as of year-end 2001 were $104.7 million lower than at year-end 2000, due primarily to the Corporation's efforts to tightly manage its inventory in weak market conditions and from divestitures and impairments.

INVESTING ACTIVITIES

     Capital expenditures for 2001 totaled $39.0 million, down significantly from $69.4 million for 2000, due to planned lower expenditures for 2001. During 2001, the Corporation reviewed and revised its capital appropriations processes and enhanced controls associated with authorization and procurement. The Corporation intends to continue to tightly manage capital expenditures. For the year 2002, capital expenditures, including expenditures associated with the Electrical segment's manufacturing efficiency and consolidation initiatives, are projected to be approximately $55 million. The Corporation expects the net effect of the manufacturing and consolidation initiatives to negatively impact 2002 cash flows by $40 to $45 million, including approximately $20 million in capitalized equipment and tooling.

     The Corporation received net proceeds of $30.5 million during 2001 from divestitures of product lines. During the third quarter of 2001, the Corporation sold its American Electric and Dark-to-Light lighting product lines. The Corporation received $24.5 million in net proceeds and retained accounts receivable related to these product lines. The remaining proceeds from product line divestitures relate to the February 2001 sale of the Corporation's copper and zinc ground rods product line.

     During 2000, the Corporation completed the sale of substantially all of its previous Electronics OEM business for $750 million in cash, subject to adjustment, with $50 million of the proceeds deferred. The cash purchase price was reduced by approximately $14 million for debt assumed by Tyco. During the third quarter of 2000, $15 million of withheld proceeds were released to the Corporation. Subsequent to 2001, the Corporation reached a settlement agreement which stipulates that Tyco will retain the remaining $35 million of proceeds held for post closing adjustments on working capital and long-term assets. In the fourth quarter 2001, the Corporation recorded an $8 million net-of-tax charge to gain on sale of discontinued operations to reflect the settlement.

     Also, during 2000, the Corporation purchased one product line for $1.8 million and received $22.1 million from the sale of other product lines.

     In 1999, the Corporation received $16.4 million from the sale of product lines and completed three acquisitions during 1999 for approximately $17 million of cash, 869,722 shares of the Corporation's common stock and $16.7 million of assumed debt.

FINANCING ACTIVITIES

     Net debt (total debt net of all cash, cash equivalents and marketable securities) decreased approximately $44 million in 2001.

     Year-end debt decreased $263.6 million in 2000, primarily reflecting the use of a portion of the Electronics OEM sale proceeds to reduce debt. During 2000, the Corporation used its debt facilities to purchase a total of $177.1 million of receivables sold under the Corporation's previous asset securitization program.

Credit Facilities

     In the normal course of its business activities, the Corporation is required under certain contracts to provide letters of credit that may be drawn upon in the event the Corporation fails to perform under the contracts. The availability under the credit agreements is reduced by the amount of outstanding letters of credit. Outstanding letters of credit amounted to $38.7 million at December 30, 2001 and $40.1 million at December 31, 2000.

     The Corporation has a $100 million committed revolving credit facility with a bank group which is secured by, among other things, inventory and equipment located in the United States. Availability under the facility as of December 30, 2001 was $61 million before considering outstanding letters of credit. This credit facility is subject to, among other things, limitations on equipment disposals, additional debt, liens and movement of equipment, and minimum liquidity requirements. There were no borrowings outstanding under this facility as of December 30, 2001. Any committed borrowings outstanding as of November 2003, would mature on that date.

     The Corporation has a committed revolving credit facility with a Canadian bank which had availability as of December 30, 2001 of approximately C$30 million (approximately US$19 million as of December 30, 2001). This facility is secured by inventory and accounts receivable located in Canada. This facility matures in March 2004. There were no borrowings outstanding as of December 30, 2001.

     The Corporation has the option, at the time of drawing funds under either of the facilities discussed above, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank.

     The credit facilities contain standard covenants restricting the payment of dividends, investments, liens, debt and dispositions of collateral. Also included are financial covenants regarding minimum liquidity and capital expenditures. The credit facilities contain standard events of default such as covenant default and cross-default. The Corporation is in compliance with all covenants or other requirements set forth in its credit agreements. Further, the Corporation does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, a downgrade in the Corporation's credit rating could adversely affect the Corporation's ability to renew existing, or obtain access to new, credit facilities in the future and could increase the cost of such facilities.

Off-Balance Sheet Program

     In September 2001, the Corporation established an asset-securitization program. The program permits the Corporation to continually sell accounts receivable through September 21, 2002, to a maximum of $120 million as needed as a source of liquidity. As of December 30, 2001, availability under this facility was approximately $56 million. The amount of accounts receivable sold from time to time depends on the level of eligible accounts receivable and restrictions on concentrations of receivables. At December 30, 2001, no receivables have been sold under this program.

     During 2000, the Corporation had an asset securitization program which permitted the Corporation to continually sell accounts receivable to a maximum of $200 million. As of January 2, 2000, sold accounts receivable totaling $177.1 million were reflected as reductions of the receivables balance in the accompanying consolidated balance sheet. All such sold receivables were subsequently purchased by the Corporation during 2000 and this program was terminated.

     Except for the asset securitization programs described in the preceding paragraphs, at December 30, 2001 and December 31, 2000, the Corporation did not have any other relationships with unconsolidated entities or financial partnerships (often referred to as structured finance or special purpose entities) which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Corporation is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Corporation had engaged in such relationships.

Debt Securities

     The Corporation had the following senior debt securities outstanding as of December 30, 2001:

DATE                               AMOUNT       INTEREST RATE      INTEREST PAYABLE      MATURITY DATE
----                            -------------   -------------   ----------------------   -------------
January 1992..................  $ 125 million       8.25%       January 15 and July 15   January 2004
January 1996..................  $ 150 million       6.50%       January 15 and July 15   January 2006

     The Corporation has a medium-term note program for issuance of debt securities due nine months or more from date of issue. The Corporation had the following debt securities outstanding under its medium-term note program as of December 30, 2001:

DATE                      AMOUNT      INTEREST RATE      INTEREST PAYABLE       MATURITY DATE
----                   ------------   -------------   -----------------------   -------------
February 1998........  $ 60 million       6.29%       February 1 and August 1   February 2003
May 1998.............  $115 million       6.25%          May 1 and November 1        May 2008
February 1999........  $150 million       6.39%       March 1 and September 1   February 2009

     The indentures underlying the debt securities contain standard covenants such as restrictions on mergers, liens on certain property, sale-leaseback of certain property and funded debt for certain subsidiaries. The indentures also include standard events of default such as covenant default and cross-acceleration. The Corporation is in compliance with all covenants and other requirements set forth in the indentures.

     The net proceeds from the sale of these senior unsecured debt securities were used for general corporate purposes including capital expenditures and repayment of outstanding indebtedness (including commercial paper issued for working capital purposes).

     The Corporation maintains a commercial paper program. The commercial paper market is not currently available to the Corporation on acceptable terms or rates. There was no commercial paper outstanding as of December 30, 2001.

Contractual Obligations

     The following table reflects the Corporation's total contractual cash obligations as of December 30, 2001.

                                                      2003      2005
                                                     THROUGH   THROUGH
                                    TOTAL    2002     2004      2006     THEREAFTER
          (In millions)             ------   -----   -------   -------   ----------
Long-Term Debt and Capital
  Leases..........................  $672.0   $54.0   $189.3    $158.5      $270.2
Operating Leases..................    79.9    16.5     22.8      11.7        28.9
                                    ------   -----   ------    ------      ------
Total Contractual Cash
  Obligations.....................  $751.9   $70.5   $212.1    $170.2      $299.1
                                    ======   =====   ======    ======      ======

Other

     Total dividends paid to shareholders were $48.8 million, $64.9 million and $64.9 million in 2001, 2000 and 1999, respectively. On July 24, 2001, the Corporation's Board of Directors approved a change in the Corporation's current dividend payment practices and elected to retain its future earnings to fund the development and growth of its business. The Corporation does not presently anticipate declaring any cash dividends on the Corporation's common stock in the foreseeable future. Future decisions concerning the payment of cash dividends on the Corporation's common stock will depend upon its results of operations, financial condition, capital expenditure plans and other factors that the Board of Directors may consider relevant. The Corporation's revolving credit agreements contain provisions that could restrict, as a practical matter, the Corporation's ability to pay dividends during the term of those agreements.

     In the years prior to 2000, the Corporation made numerous acquisitions to broaden its business worldwide. While the Corporation will continue to evaluate acquisitions, it does not expect acquisitions to be its primary means of growth for the foreseeable future. Future acquisitions by the Corporation might be financed through existing cash reserves, internally generated funds, the issuance of private or public debt or equity, or a combination of these sources.

     The Corporation maintains a portfolio of marketable securities, which at year-end 2001 was valued at $7 million of which $3.5 million is held within Puerto Rico. Although the investments in Puerto Rico represent currently available funds, they remain invested until the Corporation can repatriate the investments free of tollgate tax. The Corporation has $11.9 million of marketable securities in connection with its Supplemental Executive Investment Plan. Such securities are reflected in other assets.

     During the fourth quarter 2001, the Corporation recorded an expense of $27 million for settlement of a patent infringement lawsuit. ADC Communications, Inc. (ADC) alleged that Augat Communications, acquired by Thomas & Betts in 1996, infringed on certain bay and jack patents beginning in 1994. During trial preparation in the fourth quarter of 2001, the Corporation engaged new counsel and reassessed the strength of its defenses. Subsequent to year end, the parties entered into a mediation that resulted in a settlement. The Corporation paid $20 million related to this settlement in the first quarter of 2002 and the remaining $7 million will be paid in the fourth quarter of 2002. In 2000, the Corporation received $15 million for settlement of a trade secret and trade dress infringement lawsuit. Included in 1999 is $16 million received as a result of a termination fee related to a proposed acquisition.

     In March 2001, the Board of Directors of the Corporation approved the 2001 Stock Incentive Plan. Under the plan, 2,500,000 shares of Common Stock may be optioned. The options will be granted at a price not less than the fair market value on the date of grant with a term not to exceed 10 years.

     Including the asset-securitization facility discussed above, the Corporation's aggregate availability of funds as of December 30, 2001 is in excess of $136 million before considering outstanding letters of credit. Availability under the revolving credit facilities and the asset-securitization facility increases or decreases with fluctuations in the value of the underlying collateral and is subject to the satisfaction of various covenants. The Corporation currently does not expect to utilize these back-up credit facilities in the foreseeable future.

     As a result of the current operating results, the Corporation may not be able to access the public capital markets on acceptable terms or rates or in a timely manner and future borrowings could be at higher rates or on more stringent terms. The Corporation currently expects to fund expenditures for capital requirements as well as other liquidity needs from a combination of existing cash balances, cash generated from operations, and external financial resources. These sources should be sufficient to meet the Corporation's operating needs for the foreseeable future.

VALUE OF PENSION ASSETS

     At December 30, 2001, the fair market value of the Corporation's domestic and foreign pension assets was $210 million, and the pension benefit obligation was $288 million. At December 30, 2001, the Corporation had a minimum pension liability of $31 million which was recorded in accumulated other comprehensive income in the Consolidated Balance Sheets. The 2001 pension plan expense was $7 million. For 2002, the anticipated pension funding amount is $9 million, and the expected pension plan expense is $13 million. The material assumptions for 2002 are a long-term rate of return of 8.8% for the domestic plans and 7.9% for the foreign plans and a discount rate of 7.3% for the domestic plans and 5.9% for the foreign plans. The value of the pension assets was significantly lower in 2001 than in 2000 because of negative market changes.

CREDIT RISK

     The Corporation continues to evaluate the credit risk associated with its customers particularly in light of current market conditions. Credit risk with respect to trade receivables is limited due to large number of customers comprising the Corporation's customer base and their dispersion across many different industries and geographic areas. Management does not expect that impacts from credit risk in 2002 will be material to its financial position or results of operations.

FORWARD-LOOKING STATEMENTS MAY PROVE INACCURATE

     This Report includes various forward-looking statements regarding the Corporation which are subject to risks and uncertainties. Forward-looking statements include information concerning future results of operations and financial condition. Statements that contain words such as "believes," "expects," "anticipates," "intends," "estimates," "continue," "should," "could," "may," "plan," "project," "predict," "will" or similar expressions are forward-looking statements. These forward-looking statements are subject to risks and uncertainties and many factors could affect the future financial results of Thomas & Betts. Accordingly, actual results may differ materially from those expressed or implied by the forward-looking statements contained in this Report. We describe these risks and uncertainties under "Business Risks" and also in the section "Cautionary Statements Regarding Forward-Looking Statements." For those statements, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ACCOUNTING FOR INVESTMENT IN LEVITON MANUFACTURING CO.

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

     Notwithstanding the existence of an adversarial relationship with the controlling shareholder of Leviton, the Corporation developed relationships with certain key members of Leviton management and believed that those relationships and other factors support management's conclusion that the Corporation has the ability to exercise significant influence over Leviton's financial and operating policies. The Corporation owns more than 20% of Leviton's voting stock, and there are no restrictions to the Corporation's ability to exercise the attributes of ownership; however, situations have not arisen to date in which the Corporation has had an opportunity to vote its Leviton shares in a matter that would demonstrate significant influence over Leviton's financial and operating policies. In addition, because the Corporation is a non-family shareholder, the Corporation believes that it has a greater ability than other shareholders to challenge actions by Leviton management that the Corporation considers adverse to shareholders' interests. Since inception, senior management responsible for Leviton's day-to-day operations and operating and financial policies have engaged in an ongoing dialogue with the Corporation, and they have acknowledged that the Corporation's presence as a Leviton shareholder has influenced the manner in which Leviton conducts business. Further, Leviton has taken certain actions following discussions with the Corporation that have been consistent with the Corporation's requests and suggestions. The Corporation's equity in earnings of Leviton was not material in 2001.

     The Corporation's ability to exercise significant influence effectively ended in January 2002 with the retirement of the Corporation's primary liaison between Leviton's management and the Corporation. In addition, the Corporation's current management does not have a relationship with Leviton's management at this time from which it could exercise such influence were it so inclined. In light of these developments, the Corporation has determined that it no longer has the ability to influence the operating and financial policies of Leviton. Therefore, GAAP requires that the Corporation adopt the cost method of accounting for this investment on a prospective basis. The Corporation adopted the cost method of accounting for its investment in Leviton beginning in the first quarter of 2002.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 and intangible assets with indefinite lives are not amortized, but must be tested for impairment at least annually. The Corporation has not yet determined the impact, if any, of adopting these statements.

     As of December 30, 2001, the Corporation had unamortized goodwill in the amount of approximately $465 million, net of $109 million of accumulated amortization, and unamortized identifiable intangible assets in the amount of approximately $10 million, all of which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was approximately $15 million for the year ended December 30, 2001.

     In July 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Corporation has not yet determined the impact, if any, of adopting SFAS 143.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. SFAS No. 144 will be effective January 1, 2002 for the Corporation. The Corporation has not yet determined the impact, if any, of adopting SFAS 144.

                                 BUSINESS RISKS

     There are many factors that could pose a risk to the Corporation's business and its ability to execute its business plan, some of which are beyond the control of Thomas & Betts. These factors include, but are not limited to:

-    RISKS RELATED TO OPERATIONS AND RESTRUCTURING

     Although the Corporation is not dependent on any one customer for more than 10% of its sales, deterioration in the credit quality of a large number of the Corporation's customers could have a material adverse effect on its results of operations and financial condition.

     In connection with implementing the Corporation's new strategic direction and its restructuring program, in December 2001, the Corporation began a comprehensive program to streamline production, improve productivity and reduce costs at its United States, European, and Mexican electrical products manufacturing facilities. The ability of management to timely and efficiently carry out the manufacturing initiatives and the accuracy of management's estimate of savings, charges and costs could have an adverse effect on the Corporation's results of operation and financial position. See "Recent History."

-    SEC INVESTIGATION AND LAWSUITS

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

-    NEGATIVE ECONOMIC CONDITIONS MAY ADVERSELY AFFECT PERFORMANCE

     The success of Thomas & Betts' business is directly linked to positive economic conditions in the countries where it sells its products. Material adverse changes in economic or industry conditions generally or in the specific markets served by Thomas & Betts will adversely affect the future results of the Corporation. Additionally, economic slowdown in the U.S. or economic slowdowns in Thomas & Betts' major foreign markets, including Western Europe and Canada, will reduce the Corporation's overall revenues. Thomas & Betts does business in geographically diverse markets. In fiscal year 2001, approximately 25% of Thomas & Betts' net sales were generated outside of the United States. Because these influences are not always foreseeable, there can be no assurance that the business will not be affected by these occurrences.

- ADVERSE REGULATORY, ENVIRONMENTAL, MONETARY OR OTHER GOVERNMENTAL POLICIES WHICH MAY AFFECT PROFITABILITY

     Thomas & Betts conducts business globally, and is, therefore, subject to governmental regulations throughout the world. Unforeseen changes in these governmental regulations may reduce its profitability. Namely, significant changes in monetary or fiscal policies in the U.S. and abroad could result in currency fluctuations, including fluctuations in the Canadian dollar, Euro and British pound, which, in turn, could adversely affect Thomas & Betts' revenues and cost of goods. Furthermore, significant changes in any number of governmental regulations domestically and abroad could create trade restrictions, patent enforcement issues, adverse tax rate changes and changes to tax treatment of items such as tax credits, withholding taxes, transfer pricing and other income and expense recognition for tax purposes, including changes in taxation on income generated in Puerto Rico. These changes might limit Thomas & Betts' ability to sell its products in certain markets, and could negatively affect its business, operating results and financial condition.

     In addition, Thomas & Betts' operations are subject to international, federal, state and local laws and regulations governing environmental matters, including emissions to air, discharge to waters and the generation and handling of waste. Thomas & Betts is also subject to laws relating to occupation health and safety. The operation of manufacturing plants involves a high level of susceptibility in these areas, and there is no assurance that Thomas & Betts will not incur material costs or liabilities in the future. Moreover, expectations of remediation expenses could be affected by, and potentially significant expenditures could be required to comply with, evolving environmental regulations and health and safety laws that may be adopted or imposed in the future. Projected remediation technology advances could adversely impact expectations of remediation expenses.

-    ADEQUACY OF INSURANCE

     Certain risks are inherent in the manufacturing of electrical components and the Corporation's insurance may not be adequate to cover all claims against us. The Corporation is exposed to risks inherent in the packaging and distribution of products. Although we maintain liability insurance, management cannot assure that the coverage limits under these insurance programs will be adequate to protect Thomas & Betts against future claims, or that the Corporation will maintain this insurance on acceptable terms in the future. In addition, the Corporation's executive risk insurance may not cover all claims against the Corporation, Mr. Moore and Mr. Jones, if any, in connection with the shareholder litigation discussed in "Item 3. Business--Legal Proceedings."

     The Corporation changed its insurance broker in 2001. Management and the new brokers have thoroughly reviewed the Corporation's insurance needs and management has decided to purchase additional liability coverage in 2002. Availability of insurance has not been a concern; however, the cost of insurance has increased from prior years. Management expects insurance costs to continue to rise but does not expect such increased cost to be material.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK AND FINANCIAL INSTRUMENTS

     The Corporation is exposed to market risk from changes in interest rates, raw material commodity prices and foreign exchange rates. At times, the Corporation may enter into various derivative instruments to reduce certain of these risks. The Corporation does not enter into derivative instruments for speculative purposes. The direction and order of magnitude of market risk has not significantly changed since December 31, 2000 and management does not expect such to change in the foreseeable future. See Note 2 in the Notes to Consolidated Financial Statements for a description of the Corporation's accounting policies regarding derivative instruments.

Interest Rate Risk

     As of December 30, 2001, the fair value of the Corporation's long-term debt (including current maturities), estimated using quoted market prices or discounted future cash flows based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements, was $573.6 million. That fair value was $98.4 million lower than the carrying value of debt at December 30, 2001. The potential change in fair value resulting from a hypothetical 10% decrease in interest rates amounted to $18.4 million at December 30, 2001.

Commodity Risk

     The Corporation is exposed to risk from fluctuations in prices for commodity metals (primarily copper, zinc and aluminum) which are used to manufacture its products. Some of that risk is mitigated through the use of futures contracts that fix the price the Corporation will pay for the commodity. As of December 30, 2001 the Corporation had futures contracts at fixed prices for approximately 70% of its forecasted 2002 usage of copper, zinc and aluminum. The use of such commodity contracts effectively protects the Corporation against changes in price of the commodity to the extent of the notional amount under the contract. Outstanding contracts as of December 30, 2001, have a notional amount of $12 million. As of December 30, 2001, the Corporation had recorded an accrued liability of $0.6 million which represented unrealized losses associated with open commodity contracts. A hypothetical 10% decrease in all commodity market prices would increase that unrealized loss to $1.8 million.

Foreign Exchange Risk

     At times, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of principally Canadian, Japanese and European currencies. As of December 30, 2001, the Corporation had no outstanding forward foreign exchange contracts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

CONSOLIDATED FINANCIAL STATEMENTS

  Report of Independent Public Accountants..................   45
  Consolidated Statements of Operations for 2001, 2000 and
     1999...................................................   46
  Consolidated Balance Sheets as of December 30, 2001 and
     December 31, 2000......................................   47
  Consolidated Statements of Cash Flows for 2001, 2000 and
     1999...................................................   48
  Consolidated Statements of Shareholders' Equity and
     Comprehensive Income (Loss) for 2001, 2000 and 1999....   49
  Notes to Consolidated Financial Statements................   50

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)....................   82

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Thomas & Betts Corporation:

     We have audited the accompanying consolidated balance sheets of Thomas & Betts Corporation and subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of operations, cash flows, and shareholders' equity and comprehensive income (loss) for each of the years in the three-year period ended December 30, 2001. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thomas & Betts Corporation and subsidiaries at December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 3 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2000 and the related consolidated statements of operations, cash flows and shareholders' equity and comprehensive income (loss) for the years ended December 31, 2000 and January 2, 2000 have been restated for the change in inventory costing method from last-in-first-out (LIFO) to first-in-first-out (FIFO) during 2001.

     The supplementary financial data on page 82 of the Corporation's Annual Report on Form 10-K contains information that we did not audit, and, accordingly, we do not express an opinion on that information. Additionally, we did not have an adequate basis to complete reviews of the 2000 quarterly information in accordance with standards established by the American Institute of Certified Public Accountants due to matters related to the restatement of such periods as previously disclosed, and the corollary review of processes, controls and systems.

/s/ KPMG LLP
KPMG LLP
Memphis, Tennessee
February 22, 2002

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                                  RESTATED (NOTE 3)
                                                               -----------------------
                                                     2001         2000         1999
                                                  ----------   ----------   ----------
Net sales.......................................  $1,497,491   $1,756,083   $1,873,659
Costs and expenses:
  Cost of sales.................................   1,159,043    1,465,660    1,382,468
  Selling, general and administrative...........     324,504      444,248      358,787
  Research and development......................      20,721       22,993       26,373
  Amortization of intangibles...................      16,543       18,156       18,944
  Impairment charges on long-lived assets.......      83,281       33,371           --
  Provision (recovery)--restructured
     operations.................................      11,666       (2,815)      (1,486)
                                                  ----------   ----------   ----------
                                                   1,615,758    1,981,613    1,785,086
                                                  ----------   ----------   ----------
Earnings (loss) from operations.................    (118,267)    (225,530)      88,573
Income from unconsolidated companies............       2,199       15,001       18,618
Interest expense--net...........................     (41,900)     (47,894)     (46,644)
Other (expense) income--net.....................     (29,071)       9,035        6,683
                                                  ----------   ----------   ----------
Earnings (loss) from continuing operations
  before income taxes...........................    (187,039)    (249,388)      67,230
Income tax benefit..............................     (48,162)     (70,702)     (23,891)
                                                  ----------   ----------   ----------
Net earnings (loss) from continuing
  operations....................................    (138,877)    (178,686)      91,121
Earnings from discontinued operations--net......          --       14,724       21,135
Gain on sale of discontinued operations--net....      (7,513)     138,130           --
                                                  ----------   ----------   ----------
Net earnings (loss).............................  $ (146,390)  $  (25,832)  $  112,256
                                                  ==========   ==========   ==========
Basic earnings (loss) per share:
  Earnings (loss) from continuing operations....  $    (2.39)  $    (3.08)  $     1.58
  Earnings from discontinued operations.........          --         0.25         0.37
  Gain on sale of discontinued operations.......       (0.13)        2.38           --
                                                  ----------   ----------   ----------
  Net earnings (loss)...........................  $    (2.52)  $    (0.45)  $     1.95
                                                  ==========   ==========   ==========
Diluted earnings (loss) per share:
  Earnings (loss) from continuing operations....  $    (2.39)  $    (3.08)  $     1.57
  Earnings from discontinued operations.........          --         0.25         0.37
  Gain on sale of discontinued operations.......       (0.13)        2.38           --
                                                  ----------   ----------   ----------
  Net earnings (loss)...........................  $    (2.52)  $    (0.45)  $     1.94
                                                  ==========   ==========   ==========
Average shares outstanding:
  Basic.........................................      58,116       57,950       57,690
  Diluted.......................................      58,116       57,950       57,912

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                                 RESTATED (NOTE 3)
                                                                                 -----------------
                                                             DECEMBER 30, 2001   DECEMBER 31, 2000
                                                             -----------------   -----------------
ASSETS
Current Assets
  Cash and cash equivalents................................     $  234,843          $  207,331
  Marketable securities....................................          6,982              11,344
  Receivables--net of allowances of $83,245 and $149,476...        188,160             325,671
  Receivable--Electronics OEM sale.........................             --              35,000
  Inventories:
    Finished goods.........................................        103,450             172,863
    Work-in-process........................................         23,839              48,226
    Raw materials..........................................         64,790              75,696
                                                                ----------          ----------
  Total inventories........................................        192,079             296,785
                                                                ----------          ----------
  Deferred income taxes....................................         79,821              83,251
  Income tax receivables...................................          5,779                  --
  Prepaid expenses.........................................         13,222               7,112
  Assets held for sale.....................................         49,417                  --
                                                                ----------          ----------
Total Current Assets.......................................        770,303             966,494
                                                                ----------          ----------
Property, plant and equipment
  Land.....................................................         14,136              17,593
  Buildings................................................        154,367             176,132
  Machinery and equipment..................................        503,652             623,968
  Construction-in-progress.................................         18,164              48,280
                                                                ----------          ----------
                                                                   690,319             865,973
  Less accumulated depreciation............................       (381,239)           (440,496)
                                                                ----------          ----------
Net property, plant and equipment..........................        309,080             425,477
                                                                ----------          ----------
Intangible assets--net of accumulated amortization of
  $116,122 and $132,584....................................        474,830             537,502
Investments in unconsolidated companies....................        121,735             121,645
Deferred income taxes......................................         50,148                  --
Other assets...............................................         35,514              34,578
                                                                ----------          ----------
Total Assets...............................................     $1,761,610          $2,085,696
                                                                ==========          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt..........................................     $       --          $   16,453
  Current maturities of long-term debt.....................         54,002               6,025
  Accounts payable.........................................        120,688             156,840
  Accrued liabilities......................................        176,959             209,634
  Income taxes payable.....................................          4,060              14,078
  Dividends payable........................................             --              16,230
                                                                ----------          ----------
Total Current Liabilities..................................        355,709             419,260
                                                                ----------          ----------
Long-Term Liabilities
  Long-term debt...........................................        618,035             669,983
  Other long-term liabilities..............................        104,581              80,090
  Deferred income taxes....................................             --              11,795
Shareholders' Equity
  Common stock.............................................          5,816               5,800
  Additional paid-in capital...............................        340,265             337,225
  Retained earnings........................................        447,202             626,115
  Unearned compensation--restricted stock..................         (2,831)             (2,667)
  Accumulated other comprehensive income...................       (107,167)            (61,905)
                                                                ----------          ----------
Total Shareholders' Equity.................................        683,285             904,568
                                                                ----------          ----------
Total Liabilities and Shareholders' Equity.................     $1,761,610          $2,085,696
                                                                ==========          ==========

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                      RESTATED (NOTE 3)
                                                                     --------------------
                                                           2001        2000        1999
                                                         ---------   ---------   --------
Cash Flows from Operating Activities:
Net earnings (loss)....................................  $(146,390)  $ (25,832)  $112,256
Loss (gain) on sale of discontinued operations.........      7,513    (138,130)        --
(Income) from discontinued operations..................         --     (14,724)   (21,135)
                                                         ---------   ---------   --------
Earnings (loss) from continuing operations.............   (138,877)   (178,686)    91,121
Adjustments:
  Depreciation and amortization........................     79,736      94,627     88,310
  Impairment charge on long-lived assets...............     83,281      33,371         --
  Provision (recovery)--restructured operations........     11,666      (2,815)    (1,486)
  Undistributed earnings from unconsolidated
     companies.........................................     (2,199)    (15,001)   (18,618)
  Mark-to-market adjustment for derivative
     instruments.......................................      1,074          --         --
  Gain on sale of property, plant and equipment........         98        (468)        --
  Deferred income taxes................................    (58,273)     (7,172)   (11,297)
  Changes in operating assets and liabilities--net:
     Receivables.......................................    132,062      54,742    (11,752)
     Sale (purchase) of receivables under asset
       securitization program..........................         --    (177,100)     4,611
     Inventories.......................................     65,595      59,789    (36,662)
     Accounts payable..................................    (34,045)    (48,890)     3,459
     Accrued liabilities...............................    (52,936)     20,270      1,627
     Accrued litigation................................     27,000          --         --
     Income taxes payable..............................    (14,688)    (89,576)   (52,857)
     Other.............................................      6,393       8,571      8,298
                                                         ---------   ---------   --------
Net cash provided by (used in) operating activities....    105,887    (248,338)    64,754
                                                         ---------   ---------   --------
Net cash flows from discontinued operations............         --      53,226    (13,788)
                                                         ---------   ---------   --------
Cash Flows from Investing Activities:
Purchases of and investment in businesses..............         --      (1,800)   (17,049)
Purchases of property, plant and equipment.............    (38,994)    (69,369)   (80,415)
Proceeds from sale of property, plant and equipment....         --          --      9,315
Proceeds from divestitures of businesses...............     30,537     723,262     16,390
Marketable securities acquired.........................         --          --     (6,825)
Proceeds from matured marketable securities............      4,208       2,539     34,658
                                                         ---------   ---------   --------
Net cash provided by (used in) investing activities....     (4,249)    654,632    (43,926)
                                                         ---------   ---------   --------
Cash Flows from Financing Activities:
Decrease in borrowings with original maturities less
  than 90 days.........................................    (16,384)     (8,927)   (63,013)
Proceeds from long-term debt and other borrowings......         --          --    200,591
Repayment of long-term debt and other borrowings.......     (6,033)   (246,974)   (77,167)
Stock options exercised................................         --           4      2,847
Cash dividends paid....................................    (48,753)    (64,889)   (64,857)
                                                         ---------   ---------   --------
Net cash used in financing activities..................    (71,170)   (320,786)    (1,599)
Effect of exchange-rate changes on cash................     (2,956)     (1,043)       939
                                                         ---------   ---------   --------
  Net increase in cash and cash equivalents............     27,512     137,691      6,380
  Cash and cash equivalents--beginning of year.........    207,331      69,640     63,260
                                                         ---------   ---------   --------
  Cash and cash equivalents--end of year...............  $ 234,843   $ 207,331   $ 69,640
                                                         =========   =========   ========
Cash payments for interest.............................  $  48,982   $  69,337   $ 65,593
Cash payments (refunds) for income taxes...............  $  18,371   $  (9,050)  $ 39,191

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

                                 (In thousands)

                                                                                        ACCUMULATED
                                                                                           OTHER
                                   COMMON STOCK                                        COMPREHENSIVE   COMPREHENSIVE
                                  ---------------   PAID-IN    RETAINED   RESTRICTED      INCOME          INCOME
                                  SHARES   AMOUNT   CAPITAL    EARNINGS     STOCK         (LOSS)          (LOSS)         TOTAL
                                  ------   ------   --------   --------   ----------   -------------   -------------   ----------
Balance January 3, 1999 (as
  previously reported)..........  56,774   $5,677   $322,019   $681,178    $(4,534)      $ (18,531)      $      --     $  985,809
Restatement (Note 3)............      --      --          --    (12,985)        --              --              --        (12,985)
                                  ------   ------   --------   --------    -------       ---------       ---------     ----------
Balance at January 3, 1999, as
  restated......................  56,774   $5,677   $322,019   $668,193    $(4,534)      $ (18,531)      $      --     $  972,824
                                  ------   ------   --------   --------    -------       ---------       ---------     ----------
Net earnings, as restated.......      --      --          --    112,256         --              --         112,256        112,256
  Other comprehensive income:
    Unrealized loss adjustment
      on securities net of taxes
      of $(150).................      --      --          --         --         --              --            (278)          (278)
    Minimum pension liability...                                                                              (651)          (651)
    Cumulative translation
      adjustment................      --      --          --         --         --              --         (16,439)       (16,439)
                                  ------   ------   --------   --------    -------       ---------       ---------     ----------
  Other comprehensive income....      --      --          --         --         --         (17,368)        (17,368)            --
                                  ------   ------   --------   --------    -------       ---------       ---------     ----------
Comprehensive income............      --      --          --         --         --              --          94,888             --
                                  ------   ------   --------   --------    -------       ---------       ---------     ----------
Dividends declared..............      --      --          --    (65,127)        --              --              --        (65,127)
Business acquisitions...........      86       9       3,541         --         --              --              --          3,550
Stock options and incentive
  awards........................     177      18       6,418         --         --              --              --          6,436
Unearned compensation...........      --      --          --         --      1,095              --              --          1,095
Immaterial pooling of
  interests.....................     784      78         502      1,554         --              --              --          2,134
                                  ------   ------   --------   --------    -------       ---------       ---------     ----------
Balance at January 2, 2000......  57,821   $5,782   $332,480   $716,876    $(3,439)      $ (35,899)      $      --     $1,015,800
                                  ------   ------   --------   --------    -------       ---------       ---------     ----------
Net loss, as restated...........      --      --          --    (25,832)        --              --         (25,832)       (25,832)
  Other comprehensive loss:
    Unrealized loss adjustment
      on securities net of taxes
      of $(127).................      --      --          --         --         --              --            (208)          (208)
    Minimum pension liability...      --      --          --         --         --              --          (1,712)        (1,712)
    Cumulative translation
      adjustment................      --      --          --         --         --              --         (24,086)       (24,086)
                                  ------   ------   --------   --------    -------       ---------       ---------     ----------
  Other comprehensive loss......      --      --          --         --         --         (26,006)        (26,006)            --
                                  ------   ------   --------   --------    -------       ---------       ---------     ----------
Comprehensive loss..............      --      --          --         --         --              --         (51,838)            --
                                  ------   ------   --------   --------    -------       ---------       ---------     ----------
Dividends declared..............      --      --          --    (64,929)        --              --              --        (64,929)
Stock options and incentive
  awards........................     179      18       4,745         --         --              --              --          4,763
Unearned compensation...........      --      --          --         --        772              --              --            772
                                  ------   ------   --------   --------    -------       ---------       ---------     ----------
Balance at December 31, 2000....  58,000   $5,800   $337,225   $626,115    $(2,667)      $ (61,905)      $      --     $  904,568
                                  ------   ------   --------   --------    -------       ---------       ---------     ----------
Net loss........................      --      --          --   (146,390)        --              --        (146,390)      (146,390)
  Other comprehensive loss:
    Unrealized loss adjustment
      on securities net of taxes
      of $(54)..................      --      --          --         --         --              --            (100)          (100)
    Minimum pension liability...      --      --          --         --         --              --         (28,998)       (28,998)
    Cumulative translation
      adjustment................      --      --          --         --         --              --         (16,164)       (16,164)
                                  ------   ------   --------   --------    -------       ---------       ---------     ----------
  Other comprehensive loss......      --      --          --         --         --         (45,262)        (45,262)            --
                                  ------   ------   --------   --------    -------       ---------       ---------     ----------
Comprehensive loss..............      --      --          --         --         --              --        (191,652)            --
                                  ------   ------   --------   --------    -------       ---------       ---------     ----------
Dividends declared..............      --      --          --    (32,523)        --              --              --        (32,523)
Stock options and incentive
  awards........................     158      16       3,040         --         --              --              --          3,056
Unearned compensation...........      --      --          --         --       (164)             --              --           (164)
                                  ------   ------   --------   --------    -------       ---------       ---------     ----------
Balance at December 30, 2001....  58,158   $5,816   $340,265   $447,202    $(2,831)      $(107,167)      $      --     $  683,285
                                  ======   ======   ========   ========    =======       =========       =========     ==========

Preferred Stock: Authorized 1,000,000 shares, par value $0.10 per share. None issued; 300,000 shares reserved for the Corporation's Shareholder Rights Plan (See Note 6).

Common Stock: Authorized 250,000,000 shares, par value $0.10 per share.

Note: The restatement of the opening balance of retained earnings reflects change in inventory costing method from LIFO to FIFO, as more fully discussed in
Note 3.

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS

     Thomas & Betts Corporation is a leading manufacturer of connectors and components primarily for worldwide electrical markets. With international headquarters in Memphis, Tennessee, Thomas & Betts operates over 150 manufacturing, distribution and office facilities around the globe in approximately 20 countries. Thomas & Betts designs, manufactures and sells components used in assembling, maintaining or repairing electrical and communications systems. The Corporation's products include: (1) electrical connectors, components and accessories for industrial, commercial, utility and residential construction, renovation and maintenance applications and for applications within other companies' products, primarily in North America, but also in Europe and other areas of the world; (2) electromechanical components, subsystems and accessories used to maintain, construct and repair cable television and telecommunications networks worldwide; (3) transmission poles and towers primarily for North American customers; and (4) heating units and accessories for North American and European markets.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: The consolidated financial statements include the accounts of the Corporation and its domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Corporation uses the equity method of accounting for its investments in 20-to-50-percent-owned companies. Under accounting principles generally accepted in the United States of America (GAAP), there is a presumption that the equity method should be used to account for those investments. If the Corporation were to determine that it no longer had the ability to exercise significant influence over the operating and financial policies of those companies, GAAP would require the Corporation to use the cost method rather than the equity method to account for those investments. The Corporation regularly monitors its relationships with those companies. See Note 14 for a discussion of the Corporation's 2002 change in accounting method for its investment in Leviton Manufacturing Co., Inc.

     Certain reclassifications have been made to prior periods to conform to the current year presentation.

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

     Fiscal Year: The Corporation's fiscal year ends on the Sunday closest to the end of the calendar year. Results for 2001, 2000 and 1999 are for 52-week periods.

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

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Marketable Securities: Investments in marketable securities are stated at fair value. Fair value is determined using quoted market prices and, when appropriate, exchange rates at the end of the applicable reporting period. Unrealized gains and losses on marketable securities classified as available-for-sale are recorded in accumulated other comprehensive income, net of tax. Unrealized gains and losses from trading securities are recognized in the accompanying statements of operations.

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

     Foreign Currency Translation: Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted-average exchange rate for each period for revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as Accumulated Other Comprehensive Income. Where the U.S. dollar is the functional currency, translation adjustments are recorded in income.

     Credit Risk: Credit risk with respect to trade receivables is limited due to the large number of customers comprising the Corporation's customer base and their dispersion across many different industries and geographic areas.

     Asset Securitization: In September 2001, the Corporation entered into an asset-securitization program. The program permits the Corporation to continually sell accounts receivable through September 21, 2002, to a maximum of $120 million. Availability under this facility as of December 30, 2001 was approximately $56 million. Any sales under the program would be accounted for as sales of assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The amount of accounts receivable that may be sold from time to time depends on the level of eligible accounts receivable and restrictions on concentrations of receivables. As of December 30, 2001, no receivables have been sold under this program.

     During 2000, the Corporation had an asset securitization program which permitted the Corporation to continuously sell accounts receivable to a maximum of $200 million. Sales under the program were accounted for as sales of assets under the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As of January 2, 2000, sold accounts receivable totaling $177.1 million were reflected as reductions of the receivables balance in the accompanying consolidated balance sheet. All such sold receivables were subsequently purchased by the Corporation during 2000.

     Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. During the fourth quarter 2001, the Corporation changed

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

its inventory costing method from last-in-first-out (LIFO) to FIFO for its domestic and certain foreign inventories. See Note 3.

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

     Impairment of Long-Lived Assets: The Corporation follows the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets. For purposes of recognizing and measuring impairment of long-lived assets, the Corporation evaluates assets for associated product groups because this is the lowest level of independent cash flows ascertainable to evaluate impairment. The Corporation reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the assets, the assets are considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, the Corporation estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. See Note 5 contained herein.

     Income Taxes: The Corporation uses the asset and liability method of accounting for income taxes. That method recognizes the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities and provides a valuation allowance based on more-likely-than-not criteria.

     Earnings Per Share: Basic earnings per share are computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share are computed by dividing net earnings by the sum of (1) the weighted-average number of shares of common stock outstanding during the period and (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method.

     Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of currently available facts related to each site.

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Derivative Instruments: In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values (mark-to-market) unless certain conditions are met. SFAS No. 133 and SFAS No. 138 are effective for fiscal years beginning after June 15, 2000. The Corporation adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. The Corporation uses derivative financial instruments for purposes other than trading to reduce the exposure to fluctuations in foreign currencies and commodity metals prices. The Corporation's derivative instruments as of January 1, 2001, effective date of adoption, and December 30, 2001 have not been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138 and are therefore marked to market each period.

     Recently Issued Accounting Standards: In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 and intangible assets with indefinite lives are not amortized, but must be tested for impairment at least annually. The Corporation has not yet determined the impact, if any, of adopting these statements.

     As of December 30, 2001, the Corporation had unamortized goodwill in the amount of approximately $465 million, net of $109 million of accumulated amortization, and unamortized identifiable intangible assets in the amount of approximately $10 million, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was approximately $15 million for the year ended December 30, 2001.

     In July 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Corporation has not yet determined the impact, if any, of adopting SFAS No. 143.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. SFAS No. 144 will be effective January 1, 2002 for the Corporation. The Corporation has not yet determined the impact, if any, of adopting SFAS No. 144.

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  CHANGE IN ACCOUNTING PRINCIPLE

     During the fourth quarter of 2001, the Corporation changed its method of inventory costing from last-in first-out (LIFO) to first-in first-out (FIFO) for all inventories not previously accounted for on the FIFO method. Prior periods for continuing operations and discontinued operations have been restated to reflect this change. The new method was adopted to provide a better measure of the current value of inventory, a more accurate reflection of the Corporation's financial position and liquidity, and a better matching of manufacturing costs with revenues. The balances of retained earnings for 2000, 1999 and 1998 have been adjusted for the effect of applying retroactively the new method of accounting. This change in inventory costing method decreased retained earnings as of January 1999 by $13.0 million. The following table presents the effect of the change on previously reported earnings (loss) for 2000 and 1999.

                                                  2000                                        1999
                               ------------------------------------------   -----------------------------------------
                                                   CHANGE                                       CHANGE
                               AS PREVIOUSLY    IN INVENTORY                AS PREVIOUSLY    IN INVENTORY
                                 REPORTED      COSTING METHOD   RESTATED      REPORTED      COSTING METHOD   RESTATED
                               -------------   --------------   ---------   -------------   --------------   --------
Earnings (loss) from
  continuing operations......    $(193,383)       $14,697       $(178,686)    $ 97,633         $(6,512)      $ 91,121
Earnings from discontinued
  operations--net............       14,724             --          14,724       21,718            (583)        21,135
Gain on sale of discontinued
  operations--net............      134,089          4,041         138,130           --              --             --
                                 ---------        -------       ---------     --------         -------       --------
Net earnings (loss)..........    $ (44,570)       $18,738       $ (25,832)    $119,351         $(7,095)      $112,256
                                 =========        =======       =========     ========         =======       ========
Basic earnings (loss) per
  share:
  Earnings (loss) from
    continuing operations....    $   (3.33)       $  0.25       $   (3.08)    $   1.69         $ (0.11)      $   1.58
  Earnings from discontinued
    operations...............         0.25             --            0.25         0.38           (0.01)          0.37
  Gain on sale of
    discontinued
    operations...............         2.31           0.07            2.38           --              --             --
                                 ---------        -------       ---------     --------         -------       --------
  Net earnings (loss)........    $   (0.77)       $  0.32       $   (0.45)    $   2.07         $ (0.12)      $   1.95
                                 =========        =======       =========     ========         =======       ========
Diluted earnings (loss) per
  share:
  Earnings (loss) from
    continuing operations....    $   (3.33)       $  0.25       $   (3.08)    $   1.69         $ (0.12)      $   1.57
  Earnings from discontinued
    operations...............         0.25             --            0.25         0.37              --           0.37
  Gain on sale of
    discontinued
    operations...............         2.31           0.07            2.38           --              --             --
                                 ---------        -------       ---------     --------         -------       --------
  Net earnings (loss)........    $   (0.77)       $  0.32       $   (0.45)    $   2.06         $ (0.12)      $   1.94
                                 =========        =======       =========     ========         =======       ========

4.  ACQUISITIONS AND DIVESTITURES

     2001--Divestitures: The Corporation sold its copper and zinc ground rod product line in February 2001 for $6 million, which approximated net book value. This product line had sales of approximately $3 million in 2001 prior to the divestiture.

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  ACQUISITIONS AND DIVESTITURES (CONTINUED)

     The 2001 results include $39.8 million in pre-tax charges related to the impairment and subsequent sale of the Corporation's American Electric and Dark-to-Light lighting product lines, which closed in October 2001. These charges include $36.6 million for impairment charges on long-lived assets, primarily goodwill, associated with these product lines. The Corporation received $24.5 million in net proceeds and retained accounts receivable related to these product lines. These product lines had sales of approximately $50 million in 2001 prior to the divestiture.

     2000--Acquisitions and Divestitures: On July 2, 2000, the Corporation completed the sale of substantially all of its global Electronics OEM business to Tyco Group S.A.R.L. ("Tyco") for $750 million in cash, subject to adjustment, with a portion of the proceeds deferred. The cash purchase price was reduced by approximately $14 million for debt assumed by Tyco. At closing, Tyco wire transferred funds of approximately $686 million and retained $50 million of the purchase price. During the third quarter of 2000, $15 million of withheld proceeds were released to the Corporation. Subsequent to 2001, the Corporation reached a settlement agreement which stipulates that Tyco will retain $35 million held for post closing adjustments on working capital and long-term assets. In the fourth quarter 2001, the Corporation recorded an $8 million net-of-tax charge to gain on sale of discontinued operations to reflect the settlement. The results of the Electronics OEM business have been reported separately as discontinued operations in the accompanying consolidated financial statements. The results of discontinued operations do not reflect any allocated corporate overhead expenses for centralized administration, finance and information technology departments.

     The sale resulted in a pretax gain of approximately $226 million, which, reduced by approximately $95 million of income taxes, produced a gain on sale of discontinued operations of approximately $131 million. The gain includes approximately $15 million of losses, net of $3 million of tax benefit, resulting from the operations of the Electronics OEM business from the April 3, 2000 measurement date to the closing date.

     Net sales and earnings from discontinued operations prior to April 3, 2000 are as follows:

                                                           2000       1999
(In thousands)                                           --------   --------
Net sales..............................................  $205,103   $704,885
                                                         ========   ========
Earnings before income taxes...........................  $ 23,546   $ 40,674
Income tax expense.....................................     8,822     19,539
                                                         --------   --------
Earnings from discontinued operations..................  $ 14,724   $ 21,135
                                                         ========   ========

     Included in earnings from discontinued operations is interest expense of $4.3 million for the three-month period prior to April 3, 2000 and $16.4 million for 1999, all of which was allocated to discontinued operations based upon the ratio of invested capital of discontinued operations to consolidated invested capital.

     The Corporation sold its Telzon/HDDX product line in March 2000 for an amount which approximated net book value. This product line had sales of $1 million in 2000 prior to its divestiture.

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  ACQUISITIONS AND DIVESTITURES (CONTINUED)

     The Corporation sold its Aster product line in November 2000 for an amount which approximated net book value. This product line had sales of $10 million in 2000 prior to its divestiture.

     The Corporation completed the purchase of one product line
(telecommunications enclosures) in May 2000 for total consideration of $1.8 million. The acquisition was accounted for using the purchase method of accounting.

     1999--Acquisitions and Divestitures: The Corporation completed three acquisitions during 1999 for a total consideration of $70.7 million, consisting of $17 million of cash, $16.7 million of debt assumed, and 869,722 of shares of the Corporation's Common Stock. Two of those acquisitions were accounted for using the purchase method of accounting. Accordingly, results of those operations have been included in the consolidated statements of operations since the date of the acquisition. The aggregate purchase price was allocated to the acquired assets based on their respective fair values with the excess of $12.5 million allocated to goodwill to be amortized over 40 years. Those two acquisitions added $28.9 million to sales in 1999. The third acquisition was accounted for as an immaterial pooling of interests with the results of that acquisition included in the Corporation's results as of the beginning of 1999 without restating prior-year results. This acquisition contributed $47.9 million to sales in 1999.

     The Corporation sold its Megaflex, Photon and broadband RF amplifier product lines for a pretax loss of $2.2 million. Those three lines produced 1999 sales of $64.5 million through the third quarter of 1999 prior to divestiture.

5.  RESTRUCTURING AND ASSET IMPAIRMENTS

RESTRUCTURING

     Late in 2001, the Corporation began planning and implementing comprehensive initiatives to streamline production, improve productivity and reduce costs at its United States, European, and Mexican electrical products manufacturing facilities.

     The manufacturing initiatives have three major components:

     - Revising manufacturing processes to improve equipment and labor productivity;

     - Consolidating manufacturing capacity; and

     - Investing in tooling and training to achieve superior levels of productivity.

     The Corporation recorded pre-tax charges in the fourth quarter of 2001 of $49.1 million to continuing operations for the initiatives. The Corporation expects to record additional charges associated with the initiatives during 2002.

     The 2001 results also include approximately $39.8 million in pre-tax charges relating to the impairment and subsequent sale of the Corporation's American Electric and Dark-to-Light lighting product lines in October 2001. These charges include $36.6 million for impairment on long-lived assets, primarily goodwill, associated with these product lines. Net proceeds of

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  RESTRUCTURING AND ASSET IMPAIRMENTS (CONTINUED)

approximately $24.5 million were received during 2001 for this sale. Electrical segment sales during 2001 for these product lines were approximately $50 million prior to the divestiture.

     During December 2001, management determined that certain product lines in the communication segment were non-strategic for the Corporation. Accordingly, the inventories and long-lived assets for these product lines were reclassified to assets held for sale at their approximated net realizable value of $49.4 million as of December 30, 2001. The 2001 results include pre-tax impairment charges of approximately $16.7 million in association with the long-lived assets of these product lines.

     The following table indicates, by segment, the Corporation's charges in 2001 and the related financial statement captions impacted by these charges in the accompanying Consolidated Statements of Operations and Consolidated Balance Sheets.

                              IMPAIRMENT CHARGE ON
                                LONG-LIVED ASSETS      RESTRUCTURING
                             -----------------------    CHARGES(C)      NET SALES
                             PROPERTY,    GOODWILL     -------------   -----------
                             PLANT AND    AND OTHER       ACCRUED       ACCOUNTS
                             EQUIPMENT   INTANGIBLES    LIABILITIES    RECEIVABLES
                             ---------   -----------   -------------   -----------
(In thousands)                  (b)          (b)            (b)            (a)
ELECTRICAL SEGMENT:
Manufacturing efficiency
  and consolidation
  initiatives..............   $30,365      $  (324)       $11,666        $   --
Lighting product lines.....     1,275       35,362             --         2,532
Severance..................        --           --             --            --
Other......................      (140)          --             --            --
COMMUNICATIONS SEGMENT:
Communications product
  lines....................    13,146        3,597             --            --
Severance..................        --           --             --            --
HVAC SEGMENT:
Severance..................        --           --             --            --
                              -------      -------        -------        ------
                              $44,646      $38,635        $11,666        $2,532
                              =======      =======        =======        ======


                                  COST OF SALES           SG&A
                             -----------------------   -----------
                                           ACCRUED       ACCRUED      TOTAL
                             INVENTORY   LIABILITIES   LIABILITIES   CHARGES
                             ---------   -----------   -----------   --------
(In thousands)                  (b)          (a)           (a)
ELECTRICAL SEGMENT:
Manufacturing efficiency
  and consolidation
  initiatives..............   $3,047       $4,321(e)     $   --      $ 49,075
Lighting product lines.....       --          632            --        39,801
Severance..................       --        2,750         1,450         4,200(d)
Other......................       --           --            --          (140)
COMMUNICATIONS SEGMENT:
Communications product
  lines....................       --           --            --        16,743
Severance..................       --          400            --           400(d)
HVAC SEGMENT:
Severance..................       --          150            --           150(d)
                              ------       ------        ------      --------
                              $3,047       $8,253        $1,450      $110,229
                              ======       ======        ======      ========

------------------------------

(a) Costs reflected in segment results (Note 15).

(b) Costs excluded from segment results (Note 15).

(c) The restructuring charge reflects $4.9 million of severance and employee-related costs and $6.8 million of other exit costs. Severance and other employee-related costs involve actions that are expected to ultimately result in a net reduction of approximately 1,600 jobs including direct, indirect and administrative positions at plants associated with the Corporation's Electrical segment. Prior to year-end, the Corporation completed communications to employees of its intent to close certain plant facilities that required the accrual as of December 30, 2001 of severance and employee-related costs associated with approximately 900 jobs. Other exit costs included costs primarily for site preparation and reconditioning, lease termination, asset disposal and future idle facility maintenance. There

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  RESTRUCTURING AND ASSET IMPAIRMENTS (CONTINUED)

    were no payments during 2001 for severance or other exit costs associated with these initiatives.

(d) Reflects $4.8 million of severance costs related to the third quarter 2001 work force reduction.

(e) Reflects project consulting fees.

2000 Impairment Charges for Long-Lived Assets

     Subsequent to its decision to sell the Electronics OEM business, the Corporation's management re-evaluated the strategic importance of a number of smaller product lines and concluded that the Corporation would dispose of some of those product lines by sale or otherwise. The Corporation considered net cash flows, including the expected proceeds from the sale of assets of those product lines, and as a result recorded impairment losses for long-lived assets of approximately $33.4 million during 2000. Impairment losses totaled approximately $20.7 million for the Electrical segment (primarily die cast fittings, circuit protection and electrical enclosures product lines) and totaled approximately $12.7 million for the Communications segment (primarily premise wiring product line). Other related charges, primarily inventory write-downs, totaled approximately $27 million. Electrical and Communications segment sales during 2000 for the above-mentioned product lines were approximately $50 million and $10 million, respectively.

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  RESTRUCTURING AND ASSET IMPAIRMENTS (CONTINUED)

     The following table indicates, by segment and by primary product line, the Corporation's charges in 2000 and the related financial statement captions impacted by these charges in the accompanying Consolidated Statements of Operations and Consolidated Balance Sheets.

                            IMPAIRMENT CHARGE
                           ON LONG-LIVED ASSETS   NET SALES         COST OF SALES
                           --------------------   ----------   -----------------------
                           PROPERTY,
                           PLANT AND               ACCOUNTS                  ACCRUED      TOTAL
                           EQUIPMENT   GOODWILL   RECEIVABLE   INVENTORY   LIABILITIES   CHARGES
                           ---------   --------   ----------   ---------   -----------   -------
(In thousands)                (a)        (a)         (a)          (a)          (a)
ELECTRICAL SEGMENT:
Die cast fittings........   $ 7,280    $   274      $   --      $    --      $   --      $ 7,554
Circuit protection.......    10,000         --          --          500          --       10,500
Electrical enclosures....     1,212        308          --          254          --        1,774
Other product lines......        --      1,598          --           --          --        1,598
                            -------    -------      ------      -------      ------      -------
                             18,492      2,180          --          754          --       21,426
                            -------    -------      ------      -------      ------      -------
COMMUNICATIONS SEGMENT:
Premise wiring...........     3,510      6,164         707       19,886       1,850       32,117
Other product lines......       617      2,408          --        3,627          --        6,652
                            -------    -------      ------      -------      ------      -------
                              4,127      8,572         707       23,513       1,850       38,769
                            -------    -------      ------      -------      ------      -------
                            $22,619    $10,752      $  707      $24,267      $1,850      $60,195
                            =======    =======      ======      =======      ======      =======

------------------------------

(a) Costs excluded from segment results (Note 15).

1998 Restructuring

     During 2000 and 1999 the Corporation recorded payments and adjustments against the 1998 restructuring accrual totaling $4.4 million and $13.0 million, respectively. As of December 31, 2000, there were no remaining accruals related to this restructure plan.

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  BASIC AND FULLY DILUTED EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                       2001        2000        1999
(In thousands, except per share data)                ---------   ---------   --------
Net earnings (loss) from continuing operations.....  $(138,877)  $(178,686)  $ 91,121
Earnings from discontinued operations--net.........         --      14,724     21,135
Gain on sale of discontinued operations--net.......     (7,513)    138,130         --
                                                     ---------   ---------   --------
Net earnings (loss)................................  $(146,390)  $ (25,832)  $112,256
                                                     =========   =========   ========
Basic shares:
                                                     ---------   ---------   --------
  Average shares outstanding.......................     58,116      57,950     57,690
                                                     ---------   ---------   --------
  Basic earnings (loss) per share:
     Net earnings (loss) from continuing
        operations.................................  $   (2.39)  $   (3.08)  $   1.58
     Earnings from discontinued operations--net....         --        0.25       0.37
     Gain on sale of discontinued
        operations--net............................      (0.13)       2.38         --
                                                     ---------   ---------   --------
     Net earnings (loss)...........................  $   (2.52)  $   (0.45)  $   1.95
                                                     =========   =========   ========
Diluted shares:
  Average shares outstanding.......................     58,116      57,950     57,690
  Additional shares from the assumed exercise of
     stock options.................................         --          --        222
                                                     ---------   ---------   --------
                                                        58,116      57,950     57,912
                                                     ---------   ---------   --------
Diluted earnings (loss) per share:
  Net earnings (loss) from continuing operations...  $   (2.39)  $   (3.08)  $   1.57
  Earnings from discontinued operations--net.......         --        0.25       0.37
  Gain on sale of discontinued operations--net.....      (0.13)       2.38         --
                                                     ---------   ---------   --------
  Net earnings (loss)..............................  $   (2.52)  $   (0.45)  $   1.94
                                                     =========   =========   ========

     Due to the net losses in 2001 and 2000, the assumed net exercise of stock options in those years was excluded, as the effect would have been anti-dilutive. Options for 3,369,000, 2,949,000 and 866,000 shares of common stock in 2001, 2000, and 1999, respectively, were excluded because their effect was anti-dilutive.

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  INCOME TAXES

     The total pretax earnings (loss) and tax expense (benefit) recorded by the Corporation in 2001, 2000 and 1999 was as follows:

                                                         TAX EXPENSE    TAX
                                              PRETAX      (BENEFIT)    RATE
(In thousands)                               ---------   -----------   -----
2001
Continuing operations......................  $(187,039)   $(48,162)    (25.8)%
Gain on sale of discontinued operations....    (11,558)     (4,045)    (35.0)%
                                             ---------    --------
                                             $(198,597)   $(52,207)
                                             =========    ========
2000
Continuing operations......................  $(249,388)   $(70,702)    (28.4)%
Discontinued operations....................     23,546       8,822      37.5%
Gain on sale of discontinued operations....    237,750      99,620      41.9%
                                             ---------    --------
                                             $  11,908    $ 37,740
                                             =========    ========
1999
Continuing operations......................  $  67,230    $(23,891)    (35.5)%
Discontinued operations....................     40,674      19,539      48.0%
                                             ---------    --------
                                             $ 107,904    $ (4,352)
                                             =========    ========

     The relationship of domestic and foreign components of earnings (loss) from continuing operations before income taxes is as follows:

                                                2001        2000       1999
(In thousands)                                ---------   ---------   -------
Domestic....................................  $(217,461)  $(302,066)  $22,411
Foreign.....................................     30,422      52,678    44,819
                                              ---------   ---------   -------
                                              $(187,039)  $(249,388)  $67,230
                                              =========   =========   =======

     The components of income tax expense (benefit) on continuing operations are as follows:

                                                 2001       2000       1999
               (In thousands)                  --------   --------   --------
Current
  Federal....................................  $ (7,386)  $(93,158)  $(19,490)
  Foreign....................................    18,694     31,788     12,946
  State and local............................      (957)    (3,149)    (6,178)
                                               --------   --------   --------
  Total current expense (benefit)............    10,351    (64,519)   (12,722)
                                               --------   --------   --------
Deferred
  Domestic...................................   (57,230)      (385)   (20,876)
  Foreign....................................    (1,283)    (5,798)     9,707
                                               --------   --------   --------
  Total deferred expense (benefit)...........   (58,513)    (6,183)   (11,169)
                                               --------   --------   --------
                                               $(48,162)  $(70,702)  $(23,891)
                                               ========   ========   ========

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INCOME TAXES (CONTINUED)

     The reconciliation between the federal statutory tax rate and the Corporation's effective tax rate on continuing operations is as follows:

                                                      2001     2000     1999
                                                      -----    -----    -----
Federal statutory tax rate..........................  (35.0)%  (35.0)%  35.0%
Increase (reduction) resulting from:
  State tax--net of federal tax benefit.............  (11.9)    (6.5)   (10.7)
  Partially tax-exempt income.......................   (0.4)    (4.3)   (17.8)
  Goodwill amortization.............................    9.0      2.7      5.3
  Non-taxable income of company acquired in pooling
     of interests...................................     --       --     (0.8)
  Change in valuation allowance.....................   12.4      7.5       --
  Tax refund claims.................................     --       --    (18.6)
  Tax exams and reassessment of tax exposures.......     --       --    (27.1)
  Other.............................................    0.1      7.2     (0.8)
                                                      -----    -----    -----
Effective tax rate..................................  (25.8)%  (28.4)%  (35.5)%
                                                      =====    =====    =====

     The components of the Corporation's net deferred tax assets were:

                                                 DECEMBER 30,   DECEMBER 31,
                                                     2001           2000
                (In thousands)                   ------------   ------------
Deferred tax assets
  Asset impairments............................    $ 24,952       $  9,288
  Accrued employee benefits....................       7,763          8,014
  Accounts receivable and other................      37,858         52,646
  Inventory....................................      21,858         32,705
  Tax credit and loss carryforwards............     172,130         73,243
  Pension benefits.............................      14,969          9,860
  Other........................................      10,409         13,944
                                                   --------       --------
  Total deferred tax assets....................     289,939        199,700
                                                   --------       --------
  Valuation allowance..........................     (90,049)       (62,152)
                                                   --------       --------
  Net deferred tax assets......................     199,890        137,548
                                                   --------       --------
Deferred tax liabilities
  Property, plant and equipment................     (32,152)       (30,037)
  Investments and foreign liabilities..........     (37,769)       (36,055)
                                                   --------       --------
  Total deferred tax liabilities...............     (69,921)       (66,092)
                                                   --------       --------
  Net deferred tax assets......................    $129,969       $ 71,456
                                                   ========       ========

     Undistributed earnings of foreign subsidiaries amounted to $128 million at December 30, 2001. Those earnings are considered to be indefinitely reinvested, and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INCOME TAXES (CONTINUED)

     The valuation allowance for deferred tax assets increased by $16 million in 2001 due primarily to net operating loss carryforwards. The valuation allowance at December 30, 2001 related to net operating loss carryforwards, tax credit carryforwards, deferred state income tax assets, and minimum pension liabilities. At December 30, 2001, the Corporation had approximately $12 million of foreign tax credits which, if unused, would expire by 2005; $10 million of state income tax credits which, if unused, would expire by 2012; and $1.06 billion of loss carryforwards. The loss carryforwards are composed of $768 million of U.S. state net operating loss carryforwards which, if unused, expire by 2016; $252 million of U.S. federal net operating loss carryforwards which, if unused, will expire by 2021; $36 million of foreign net operating loss carryforwards which, if unused, $19 million will expire by 2010; and $17 million do not have expiration dates.

     Realization of the deferred tax assets is dependent upon the Corporation's ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income and tax planning strategies, based on tax laws in effect as of December 30, 2001, will be sufficient to realize the recorded deferred tax assets, net of the existing valuation allowance at December 30, 2001. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Projected future taxable income is based on management's forecast of the operating results of the Corporation, and there can be no assurance that such results will be achieved. Management periodically reviews such forecasts in comparison with actual results and expected trends. Management has identified certain tax planning strategies that it could utilize to avoid the loss carryforwards expiring prior to their realization. These tax planning strategies include primarily sales of non-core assets. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize the net deferred tax assets, the Corporation will increase the valuation allowance by a charge to income tax expense in the period of such determination. Additionally, if events change in subsequent periods which indicate that a previously recorded valuation allowance is no longer needed, the Corporation will decrease the valuation allowance by providing an income tax benefit in the period of such determination.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Corporation's financial instruments include cash and cash equivalents, marketable securities, short-term borrowings, long-term debt, commodity contracts and, at certain times, foreign currency contracts. The carrying amounts of those financial instruments generally approximated their fair values at December 30, 2001 and December 31, 2000, except that, based on the borrowing rates available to the Corporation under current market conditions, the fair value of long-term debt (including current maturities) was approximately $573.6 million and $658.7 million at December 30, 2001 and December 31, 2000, respectively.

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

     The cost bases and fair market values of available-for-sale financial instruments at December 30, 2001 and December 31, 2000 were:

                                   AMORTIZED      GROSS        GROSS       FAIR
                                      COST      UNREALIZED   UNREALIZED   MARKET
                                     BASIS        GAINS        LOSSES      VALUE
         (In thousands)            ----------   ----------   ----------   -------
AS OF DECEMBER 30, 2001
  Mortgage-backed................   $ 6,480        $502           --      $ 6,982
                                    =======        ====         ====      =======
AS OF DECEMBER 31, 2000
  Mortgage-backed................   $10,688        $673         $(17)     $11,344
                                    =======        ====         ====      =======

     The mortgage-backed securities held at December 30, 2001 had expected maturities ranging from two to 21 years.

9.  DERIVATIVE INSTRUMENTS

     At times, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of principally Canadian, Japanese and European currencies. In addition, the Corporation is exposed to risk from fluctuating prices for certain commodities used to manufacture its products, primarily: copper, zinc and aluminum. At times, some of that risk is hedged through the use of futures contracts that fix the price the Corporation will pay for the commodity. As of December 30, 2001, the Corporation had futures contracts at fixed prices for approximately 70% of its forecasted 2002 usage of copper, zinc and aluminum. These derivative instruments have not been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138.

     In conjunction with the implementation of SFAS No. 133 and SFAS No. 138, the Corporation recorded an asset and a liability as of January 1, 2001 for $1.0 million and $0.6 million, respectively. The prepaid asset recorded as of January 1, 2001 was composed of $0.9 million and $0.1 million that related to forward foreign exchange contracts and commodities futures, respectively. Accrued liabilities as of January 1, 2001 included $0.1 million and $0.5 million that related to forward foreign exchange contracts and commodities futures, respectively. Accrued liabilities as of December 30, 2001 include $0.6 million related to commodities futures. As of December 30, 2001 and December 31, 2000, the Corporation had outstanding commodities futures contracts of $11.5 million and $20.1 million, respectively. As of December 31, 2000, the Corporation had outstanding forward foreign exchange contracts of $122.2 million, for the sale or purchase of principally Canadian, Australian and European currencies. The Corporation had no outstanding forward foreign exchange contracts as of December 30, 2001.

     Mark-to-market gains and losses for commodities futures are recorded in cost of sales. Mark-to-market gains and losses for forward foreign exchange contracts are recorded in other (expense) income-net. The impact of these items in the statement of operations for the year ended December 30, 2001 was a loss of $1.1 million ($0.2 million for commodities futures and $0.9 million for foreign exchange contracts).

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  DEBT

     The Corporation's long-term debt at December 30, 2001 and December 31, 2000 was:

                                                         DECEMBER 30,   DECEMBER 31,
                                                             2001           2000
                                                         ------------   ------------
Notes payable with a weighted average interest rate at
  December 30, 2001 of 6.74%, due from 2003 to 2009....    $605,110       $605,734
Non-U.S. borrowings with a weighted-average interest
  rate at December 30, 2001 of 5.26%, due through
  2005.................................................      49,776         52,319
Industrial revenue bonds with a weighted-average
  interest rate at December 30, 2001 of 4.74%, due
  through 2008.........................................      11,155         14,655
Other..................................................       5,996          3,300
                                                           --------       --------
                                                            672,037        676,008
Less current portion...................................      54,002          6,025
                                                           --------       --------
Long-term debt.........................................    $618,035       $669,983
                                                           ========       ========

     Principal payments due on long-term debt including capital leases in each of the five years subsequent to December 30, 2001 are $54.0 million, $61.2 million, $128.1 million, $8.2 million and $150.3 million, respectively.

     In the normal course of its business activities, the Corporation is required under certain contracts to provide letters of credit that may be drawn in the event the Corporation fails to perform under the contracts. Outstanding letters of credit reduce the amount of availability under the credit facilities described below. Outstanding letters of credit, or similar financial instruments, amounted to $38.7 million at December 30, 2001.

     The Corporation has a $100 million committed revolving credit facility with a bank group which is secured by, among other things, inventory and equipment located in the United States. Availability under the facility as of December 30, 2001 was $61 million before considering outstanding letters of credit. This credit facility contains, among other things, limitations on equipment disposals, additional debt, liens and movement of equipment and minimum liquidity requirements. The Corporation pays an unused commitment fee of 62.5 basis points to maintain this facility. There were no borrowings outstanding under this facility as of December 30, 2001. Any committed borrowings outstanding as of November 2003 would mature on that date.

     The Corporation has a revolving credit facility with a Canadian bank which has availability as of December 30, 2001 of approximately C$30 million (approximately US$19 million as of December 30, 2001). This facility is secured by inventory and accounts receivable located in Canada. This facility matures in March 2004 and there were no borrowings outstanding as of December 30, 2001.

     The Corporation has the option, at the time of drawing funds under either of the facilities discussed above, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank.

     As of December 31, 2000, short-term debt included $0.5 million of short-term notes payable and $16.0 million representing outstanding checks in excess of cash on deposit.

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  DEBT (CONTINUED)

     Interest expense-net in the accompanying statements of operations includes interest income of $7.1 million, $8.2 million and $7.0 million in 2001, 2000 and 1999, respectively.

11.  STOCK OPTION AND INCENTIVE PLANS

     The Corporation has stock option plans that provide for the purchase of the Corporation's common stock by its key employees and directors. At December 30, 2001, a total of 5,411,410 shares was reserved for issuance under stock options or restricted stock awards already granted or available for future grants.

     A summary of the options outstanding at December 30, 2001 follows:

                                    OPTIONS OUTSTANDING
                           -------------------------------------     OPTIONS EXERCISABLE
                                          WEIGHTED-                -----------------------
                                           AVERAGE     WEIGHTED-                 WEIGHTED-
                                          REMAINING     AVERAGE                   AVERAGE
                             NUMBER      CONTRACTUAL   EXERCISE      NUMBER      EXERCISE
RANGE OF EXERCISE PRICES   OUTSTANDING      LIFE         PRICE     EXERCISABLE     PRICE
------------------------   -----------   -----------   ---------   -----------   ---------
$14.31-$20.77............   1,161,038    8.92 Years     $18.99        152,335     $18.95
 20.77- 21.68............   1,238,000    9.06 Years      21.68         75,000      21.68
 22.00- 34.88............   1,243,576    4.81 Years      30.39        953,680      31.10
 38.59- 59.56............   1,217,972    5.03 Years      44.94      1,149,689      44.94
                            ---------    ----------     ------      ---------     ------
$14.31-$59.56............   4,860,586    6.93 Years     $29.09      2,330,704     $36.83
                            =========    ==========     ======      =========     ======

     The following is a summary of the option transactions for the years 2001, 2000 and 1999:

                                                                           AVERAGE
                                                                          PER SHARE
                                                              SHARES     OPTION PRICE
                                                             ---------   ------------
Balance at January 3, 1999.................................  2,004,276      $39.97
Granted....................................................    787,590       41.99
Exercised..................................................   (102,986)      32.29
Terminated.................................................   (400,908)      42.10
                                                             ---------      ------
Balance at January 2, 2000.................................  2,287,972      $40.64
Granted....................................................  1,050,342       26.94
Exercised..................................................       (135)      23.99
Terminated.................................................   (286,925)      37.24
                                                             ---------      ------
Balance at December 31, 2000...............................  3,051,254      $36.25
Granted....................................................  2,325,715       20.60
Exercised..................................................         --          --
Terminated.................................................   (516,383)      33.12
                                                             ---------      ------
Balance at December 30, 2001...............................  4,860,586      $29.09
                                                             =========      ======
Exercisable at January 2, 2000.............................  1,432,441      $37.83
Exercisable at December 31, 2000...........................  2,015,086      $38.65
Exercisable at December 30, 2001...........................  2,330,704      $36.83

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  STOCK OPTION AND INCENTIVE PLANS (CONTINUED)

     The 1993 Management Stock Ownership Plan provides that, for each calendar year, up to 1.25% of the outstanding common stock of the Corporation will be available for issuance as grants or awards. That plan provides for granting stock options at a price not less than the fair market value on the date of grant with a term not to exceed 10 years. The plan also provides for the issuance of restricted stock awards as incentive compensation to key employees. The awards are subject to certain restrictions, including full vesting if the restricted stock recipient remains in the employ of the Corporation three years after receiving the award. The value of the awards is recorded as compensation expense over the vesting period. Restricted shares awarded under that plan were 158,340 in 2001; 177,005 in 2000; and 75,372 in 1999.

     The 2001 Stock Incentive Plan provides that 2,500,000 shares of common stock of the Corporation will be available for issuance as option grants at a price not less than the fair market value on the date of grant with a term not to exceed 10 years. As of December 30, 2001, options were granted under this plan for 1,380,025 shares of common stock. This plan was not submitted to the Corporation's shareholders for approval.

     The Corporation has a Restricted Stock Plan for Nonemployee Directors under which each director receives 200 restricted shares of common stock annually for a full year of service. Those shares remain restricted during the directors' terms. Shares issued under that plan were 1,800 shares in 2001; 2,000 shares in 2000; and 1,883 shares in 1999.

     The Corporation has a stock option plan under which each nonemployee director received a nonqualified stock option grant for 5,000, 800 and 800 shares of common stock for 2001, 2000 and 1999, respectively. The exercise price is the fair market value on the date of grant. Each option is fully vested and exercisable on the date of grant with a term of 10 years. The Corporation also has a deferred fee plan under which each nonemployee director can defer all or a portion of compensation for earned services as a director. Any amount deferred is valued in accordance with the director's election in a hypothetical investment in common stock (stock credits) or in one or more of seven mutual funds. In addition, nonemployee directors receive an annual grant of stock credits having a value of $7,500. Stock credits are distributed in cash upon a director's termination of service.

     The Corporation continues to account for its stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for fixed stock option plans. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," a valuation using the fair-value-based accounting method has been made for stock options issued in 2001, 2000 and 1999. That valuation was performed using the Black-Scholes option-pricing model.

     The Corporation's 10-year term options were valued assuming:

                                                             2001      2000      1999
                                                            -------   -------   -------
Risk-free interest rate on issuance date..................    4.50%     6.50%     5.00%
Dividend yield............................................      --%     4.00%     2.50%
Volatility................................................   35.00%    30.00%    20.00%
Average expected option life..............................  5 years   5 years   5 years

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  STOCK OPTION AND INCENTIVE PLANS (CONTINUED)

     The valuation determined a per-share weighted-average fair value for options granted during 2001, 2000 and 1999 of $7.89, $6.68 and $8.49, respectively. Had those options been accounted for using the fair-value method, they would have resulted in additional compensation cost of $4.6 million, $4.0 million and $3.1 million, net of taxes, for 2001, 2000 and 1999, respectively.

     Had the Corporation adopted the fair-value-based accounting method for stock options, net (loss) would have been $(151.0) million ($(2.60) basic and diluted loss per share) in 2001; $(29.9) million ($(0.52) basic and diluted loss per share) in 2000; and net earnings would have been $109.1 million ($1.88 basic and diluted earnings per share) in 1999.

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

     The Corporation maintains non-qualified supplemental pension plans covering certain key executives, which provide for benefit payments that exceed the limit for deductibility imposed by income tax regulations. The benefit obligation related to these unfunded plans was $10.7 million at December 30, 2001, $12.2 million at December 31, 2000, and $11.4 million at January 2, 2000.

     In 2001, additional plan benefits were granted under the Corporation's Bargaining Unit Plan which resulted in an increase to the Corporation's benefit obligation of $2.1 million. In addition, certain executive officers entering the Corporation's non-qualified retirement plan during 2000 were granted previous years of service credit which resulted in an increase to the Corporation's benefit obligation of $4 million. During 2001, the Corporation had a curtailment loss of $0.5 million in this non-qualified retirement plan. The conversion of the Canadian pension plan to a defined contribution plan was also completed during 2001.

     During 2000, the Corporation had a domestic curtailment gain of approximately $6 million and an international curtailment loss of approximately $1 million, both resulting from the sale of the Electronics OEM business. In conjunction with the Electronics OEM sale, the Corporation retained liabilities as of the closing date for (1) any under-funding of foreign plans associated with locations qualifying as legal entity sales and (2) fully-vested and "frozen" benefits for all domestic employees and substantially all other foreign employees. Pursuant to the indemnification provisions in the purchase agreement, the Corporation paid to Tyco Group S.A.R.L. approximately $4 million in early 2002 as a final payment for all under-funding with respect to the foreign plans. This amount is reflected in gain on sale of discontinued operations.

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  POSTRETIREMENT BENEFITS (CONTINUED)

     Net periodic pension cost for 2001, 2000 and 1999 for the Corporation's defined benefit pension plans included the following components:

                                                         2001       2000       1999
(In thousands)                                         --------   --------   --------
Service cost -- benefits earned during the period....  $  6,487   $  8,439   $  9,728
Interest cost on projected benefit obligation........    19,634     19,959     17,931
Expected return on plan assets.......................   (21,225)   (23,238)   (21,314)
Net amortization of unrecognized:
  Prior service costs................................       942        579        590
  Transition amount..................................       (30)    (1,568)    (1,557)
  Plan net losses....................................       520         89        395
  Curtailment and settlement losses (gains)..........       454     (4,632)        84
                                                       --------   --------   --------
Net periodic pension cost (benefit)..................  $  6,782   $   (372)  $  5,857
                                                       ========   ========   ========

     Assumed weighted-average rates used in developing the net periodic pension cost were:

                                                U.S. PLANS         NON-U.S. PLANS
                                            ------------------   ------------------
                                            2001   2000   1999   2001   2000   1999
                                            ----   ----   ----   ----   ----   ----
Discount rate.............................  7.5%   8.0%   7.0%   6.4%   6.6%   6.3%
Rate of increase in compensation level....  4.5%   4.5%   4.5%   4.0%   3.9%   3.9%
Expected long-term rate of return on plan
  assets..................................  9.8%   9.8%   9.8%   7.9%   7.8%   7.8%

     The following is information regarding the Corporation's 2001 and 2000 pension benefit obligation:

                                                                2001       2000
(In thousands)                                                --------   --------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year.....................  $278,220   $252,343
Service cost................................................     6,487      8,439
Interest cost...............................................    19,634     19,959
Employee contributions......................................       176        888
Plan amendments.............................................     6,138         41
Actuarial loss..............................................    12,231     23,837
Foreign-exchange impact.....................................      (953)    (2,064)
Curtailments................................................        --     (5,590)
Settlements.................................................        --     (2,254)
Conversion of Canadian pension plan.........................    (9,179)        --
Benefits paid from fund.....................................   (24,233)   (17,340)
Benefits paid directly by the Corporation...................      (127)       (39)
                                                              --------   --------
Benefit obligation at end of year...........................   288,394    278,220
                                                              --------   --------

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  POSTRETIREMENT BENEFITS (CONTINUED)


                                                                2001       2000
(In thousands)                                                --------   --------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year..............   237,523    246,876
Actual return on plan assets................................    (1,939)     6,175
Company contributions.......................................     8,586      3,858
Employee contributions......................................       176        888
Foreign-exchange impact.....................................      (872)    (1,994)
Settlements.................................................        --       (940)
Conversion of Canadian pension plan.........................    (9,179)        --
Benefits paid...............................................   (24,233)   (17,340)
                                                              --------   --------
Fair value of plan assets at end of year....................   210,062    237,523
                                                              --------   --------
FUNDED STATUS:
Benefit obligation in excess of plan assets.................    78,332     40,697
UNRECOGNIZED:
  Net transition asset......................................        67        169
  Plan net gain (loss)......................................   (63,025)   (29,400)
  Prior service costs.......................................    (6,063)      (871)
                                                              --------   --------
Accrued benefit costs.......................................  $  9,311   $ 10,595
                                                              ========   ========

     The present value of projected benefits for the U.S. plans recorded at December 30, 2001 and December 31, 2000 was determined using discount rates of 7.3% and 7.5%, respectively, and an assumed rate of increase in compensation of 4.5%.

     As of December 30, 2001 and December 31, 2000 the Corporation had recorded minimum pension liabilities of $31.4 million and $2.4 million, respectively.

     The Corporation's recognized defined benefit pension liability for 2001 and 2000 included the following components:

                                                                2001      2000
(In thousands)                                                --------   -------
Prepaid benefit cost........................................  $ (7,596)  $(7,531)
Accrued benefit liability...................................    53,418    20,553
Accumulated other comprehensive income......................   (31,362)   (2,364)
Intangible asset............................................    (5,149)      (63)
                                                              --------   -------
Net liability recognized....................................  $  9,311   $10,595
                                                              ========   =======

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

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  POSTRETIREMENT BENEFITS (CONTINUED)

     The net periodic cost for postretirement health-care and life insurance benefits in 2001, 2000 and 1999 included the following components:

                                                            2001      2000      1999
(In thousands)                                             -------   -------   ------
Interest cost on projected benefit obligation............  $ 1,063   $ 1,737   $1,893
Net amortization of unrecognized:
  Prior service costs, net of amendment impacts..........     (275)      (30)      41
  Plan net gains.........................................   (1,541)   (1,188)    (627)
  Transition amount, net of amendment impacts............      766       948    1,009
                                                           -------   -------   ------
Net periodic cost........................................  $    13   $ 1,467   $2,316
                                                           =======   =======   ======

     The following is information regarding the Corporation's 2001 and 2000 postretirement benefit obligation:

                                                               2001      2000
(In thousands)                                                -------   -------
Change in benefit obligation:
Benefit obligation at beginning of year.....................  $18,447   $25,690
Interest cost...............................................    1,063     1,737
Actuarial gain..............................................   (1,846)     (496)
Amendments..................................................       --    (5,848)
Benefits paid...............................................   (3,011)   (2,636)
                                                              -------   -------
Benefit obligation at end of year...........................  $14,653   $18,447
                                                              =======   =======

     During 2000, the Corporation gave domestic non-union participants the option of (1) remaining in the postretirement plan, which was amended in the fourth quarter of 2000 to significantly increase their amount of co-payment for continuing benefits, or (2) terminating from the postretirement plan in exchange for receiving payments directly from the Corporation to offset the participant's cost of obtaining alternate coverage from other non-Corporation sources.

                                                               2001      2000
(In thousands)                                                -------   -------
Total postretirement benefit obligation.....................  $14,653   $18,447
Unrecognized:
  Net transition liability..................................   (8,430)   (9,197)
  Plan net losses...........................................    4,548     4,243
  Prior service gains.......................................    2,750     3,025
                                                              -------   -------
Accrued benefit cost........................................  $13,521   $16,518
                                                              =======   =======

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% in 2001 and 7.5% in 2000. For certain domestic union members, an increase in the cost of covered health-care benefits of 7.1% was assumed for 2001, and graded down annually to 5.0% for 2005 and future years. For all other members the cost of covered health-care benefits is capped at 3.0% for all future years. A 1.0% increase or 1.0% decrease in the health-care cost trend rate would increase or decrease the accumulated postretirement benefit

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  POSTRETIREMENT BENEFITS (CONTINUED)

obligation by $0.2 million at December 30, 2001, and would have no material impact on the net periodic cost for the year then ended.

Other Benefits

     The Corporation sponsors defined contribution plans for its U.S. employees for which the Corporation's contributions are based on a percentage of employee contributions. The cost of those plans for continuing operations was $4.3 million, $5.4 million and $6.8 million in 2001, 2000 and 1999, respectively.

     Included in other assets are marketable securities (trading) under a supplemental executive investment plan that totaled $11.9 million as of December 30, 2001 and $18.0 million as of December 31, 2000.

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

     Future minimum payments under noncancelable operating leases consisted of the following at December 30, 2001:

(In thousands)
2002......................................................   $16,476
2003......................................................    13,033
2004......................................................     9,789
2005......................................................     6,386
2006......................................................     5,285
Thereafter................................................    28,881
                                                             -------
Total minimum operating lease payments....................   $79,850
                                                             =======

     Rent expense for operating leases was $31.8 million, $30.1 million, and $31.5 million in 2001, 2000 and 1999, respectively.

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  OTHER FINANCIAL DATA

     Other (expense) income--net consisted of the following:

                                                          2001      2000       1999
                    (In thousands)                      --------   -------   --------
Settlement of lawsuits................................  $(27,000)  $15,000   $     --
Acquisition termination fee received..................        --        --     16,000
Losses on sale of receivables.........................        --    (3,255)   (11,343)
Foreign currency (losses) gains.......................     3,170    (4,848)       387
Foreign exchange contract (losses) gains..............    (5,583)    5,410      1,646
Other.................................................       342    (3,272)        (7)
                                                        --------   -------   --------
Other (expense) income--net...........................  $(29,071)  $ 9,035   $  6,683
                                                        ========   =======   ========

     During the fourth quarter 2001, the Corporation recorded an expense of $27 million for settlement of a patent infringement lawsuit. ADC Communications, Inc. (ADC) alleged that Augat Communications, acquired by Thomas & Betts in 1996, infringed on certain bay and jack patents beginning in 1994. During trial preparation in the fourth quarter of 2001, the Corporation engaged new counsel and reassessed the strength of its defenses. Subsequent to year end, the parties entered into a mediation that resulted in a settlement. The Corporation paid $20 million related to this settlement in the first quarter of 2002 and the remaining $7 million will be paid in the fourth quarter of 2002. In 2000, the Corporation received $15 million for settlement of a trade secret and trade dress infringement lawsuit. Included in 1999 is $16 million received as a result of a termination fee related to a proposed acquisition.

     The Corporation expenses the cost of advertising as it is incurred. Total advertising expense was $20.6 million in 2001, $29.4 million in 2000 and $22.7 million in 1999.

     Accrued liabilities included salaries, fringe benefits and other compensation amounting to $38.3 million and $40.2 million in 2001 and 2000, respectively.

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  OTHER FINANCIAL DATA (CONTINUED)

     On December 30, 1997, the Corporation's Board of Directors declared a dividend of one preferred stock purchase right for each outstanding share of common stock of the Corporation. The rights attach to and automatically trade with the outstanding shares of the Corporation's common stock.

     The rights as specified in the Rights Agreement, as amended, will become exercisable only in the event that any person or group of affiliated persons becomes a holder of 15% or more of the Corporation's outstanding common stock, or commences a tender exchange offer, which, if consummated, would result in that person's or affiliated persons' owning at least 15% of the Corporation's outstanding common stock. Once the rights become exercisable, they entitle all shareholders, other than an acquiring person, to purchase one two-hundredths of a share of preferred stock, which entitles the holder to purchase, for $100, a number of shares of common stock having a market value of twice the exercise price. In addition, at any time after any person has become an acquiring person, but before any person becomes the beneficial owner of 50% or more of the outstanding common stock, the Board of Directors may exchange all or part of the rights (other than rights beneficially owned by an acquiring person and certain affiliated persons) for shares of common stock at an exchange ratio of one share of common stock per right. The rights may be redeemed at a price of $.005 per right at any time prior to their expiration on December 15, 2003.

     The following table reflects activity for accounts receivable reserve allowances for sales discounts and allowances, quantity and price rebates, and bad debts during the three years ended December 30, 2001:

                                   BALANCE AT                                BALANCE AT
                                   BEGINNING                                   END OF
                                    OF YEAR      PROVISIONS     DEDUCTIONS      YEAR
         (In thousands)            ----------   -------------   ----------   ----------
1999.............................   $ 45,549      $208,637      $(174,720)    $ 79,466
2000.............................   $ 79,466      $260,439      $(190,429)    $149,476
2001.............................   $149,476      $202,206      $(268,437)    $ 83,245

     The Corporation conducts portions of its business through investments in companies accounted for using the equity method. Those companies are primarily engaged in the design, manufacture and selling of components used in assembling, maintaining or repairing electrical

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  OTHER FINANCIAL DATA (CONTINUED)

systems. Summarized financial information for the Corporation's equity investees on a combined basis was:

                                                              2001     2000     1999
                       (In millions)                         ------   ------   ------
Net sales..................................................  $1,274   $1,366   $1,213
Gross margin...............................................     329      389      376
Net income.................................................       4       49       60
Current assets.............................................     499      545      505
Non-current assets.........................................     215      198      177
Current liabilities........................................     145      166      139
Non-current liabilities....................................     156      163      168

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

     Notwithstanding the existence of an adversarial relationship with the controlling shareholder of Leviton, the Corporation developed relationships with certain key members of Leviton management and believed that those relationships and other factors support management's conclusion that the Corporation has the ability to exercise significant influence over Leviton's financial and operating policies. The Corporation owns more than 20% of Leviton's voting stock, and there are no restrictions to the Corporation's ability to exercise the attributes of ownership; however, situations have not arisen to date in which the Corporation has had an opportunity to vote its Leviton shares in a matter that would demonstrate significant influence over Leviton's financial and operating policies. In addition, because the Corporation is a non-family shareholder, the Corporation believes that it has a greater ability than other shareholders to challenge actions by Leviton management that the Corporation considers adverse to shareholders' interests. Since inception, senior management responsible for Leviton's day-to-day operations and operating and

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  OTHER FINANCIAL DATA (CONTINUED)

financial policies have engaged in an ongoing dialogue with the Corporation, and they have acknowledged that the Corporation's presence as a Leviton shareholder has influenced the manner in which Leviton conducts business. Further, Leviton has taken certain actions following discussions with the Corporation that have been consistent with the Corporation's requests and suggestions. The Corporation's equity in earnings of Leviton was not material in 2001.

     The Corporation's ability to exercise significant influence effectively ended in January 2002 with the retirement of the Corporation's primary liaison between Leviton's management and the Corporation. In addition, the Corporation's current management does not have a relationship with Leviton's management at this time from which it could exercise such influence were it so inclined. In light of these developments, the Corporation has determined that it no longer has the ability to influence the operating and financial policies of Leviton. Therefore, GAAP requires that the Corporation adopt the cost method of accounting for this investment on a prospective basis beginning in the first quarter of 2002. The Corporation adopted the cost method of accounting for its investment in Leviton beginning in the first quarter of 2002.

15.  SEGMENT AND OTHER RELATED DISCLOSURES

     The Corporation has four reportable segments: Electrical, Steel Structures, Communications, and HVAC. During the first quarter of 2001, the Corporation began reporting its Steel Structures and HVAC businesses as segments. These businesses were previously included in Other results. Information for the prior periods has been restated to conform to the current period presentation.

     The Electrical segment manufactures and sells a broad package of electrical connectors, components and accessories consisting primarily of fasteners, connectors, fittings, metal framing, boxes and covers for use in industrial, commercial, residential and utility construction, renovation and maintenance applications. The Steel Structures segment includes steel transmission poles and towers used for utility, cellular, lighting and municipal applications. The Communications segment produces and sells a package of drop-line hardware, connectors, fasteners, grounding materials, and various components for use in cable television, telecommunications and data communications applications. The HVAC segment includes heating and ventilation products for commercial and industrial applications.

     The Corporation's reportable segments are based on a combination of product lines and channels to market, and represent the primary mode used to assess allocation of resources and performance. Management evaluates each segment's profit or loss performance based on earnings before interest and taxes; gains and losses on sales of receivables; foreign exchange gains and losses; impairments; restructuring; and other special charges. The significant accounting policies applied to the segments to determine earnings are those described in Note 2--Summary of Significant Accounting Policies. The Corporation has no material inter-segment sales. General corporate assets not allocated to segments are principally cash, marketable securities, income tax related assets, and other miscellaneous assets.

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  SEGMENT AND OTHER RELATED DISCLOSURES (CONTINUED)


SEGMENT INFORMATION

                                                                  RESTATED (NOTE 3)
                                                               -----------------------
                                                     2001         2000         1999
                 (In thousands)                   ----------   ----------   ----------
NET SALES
Electrical......................................  $1,150,393   $1,348,833   $1,388,812
Steel Structures................................     140,572      121,900      115,987
Communications..................................     108,063      178,439      264,757
HVAC............................................      98,463      106,911      104,103
                                                  ----------   ----------   ----------
Total...........................................  $1,497,491   $1,756,083   $1,873,659
                                                  ==========   ==========   ==========
SEGMENT EARNINGS (LOSS) FROM CONTINUING
  OPERATIONS
Electrical......................................  $  (27,305)  $ (137,391)  $  107,027
Steel Structures................................      18,212       10,155       14,966
Communications..................................     (10,168)     (25,644)      (9,301)
HVAC............................................       1,187        1,529        6,987
                                                  ----------   ----------   ----------
Total...........................................  $  (18,074)  $ (151,351)  $  119,679
                                                  ==========   ==========   ==========
TOTAL ASSETS
Electrical......................................  $1,048,324   $1,327,592   $1,356,658
Steel Structures................................     125,416      158,191      153,859
Communications..................................      90,037      164,750      257,802
HVAC............................................      95,679       84,340       38,528
                                                  ----------   ----------   ----------
Total...........................................  $1,359,456   $1,734,873   $1,806,847
                                                  ==========   ==========   ==========
CAPITAL EXPENDITURES
Electrical......................................  $   29,699   $   62,408   $   66,835
Steel Structures................................       2,141        2,825        3,608
Communications..................................       1,820        2,434        7,798
HVAC............................................       5,334        1,702        2,174
                                                  ----------   ----------   ----------
Total...........................................  $   38,994   $   69,369   $   80,415
                                                  ==========   ==========   ==========
DEPRECIATION AND AMORTIZATION
Electrical......................................  $   61,442   $   66,152   $   63,614
Steel Structures................................       5,623        9,828        5,487
Communications..................................       8,302       12,076       15,785
HVAC............................................       4,369        6,539        3,229
                                                  ----------   ----------   ----------
Total...........................................  $   79,736   $   94,595   $   88,115
                                                  ==========   ==========   ==========

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  SEGMENT AND OTHER RELATED DISCLOSURES (CONTINUED)

     The following are reconciliations of the total of reportable segments to the consolidated company:

                                                                  RESTATED (NOTE 3)
                                                               -----------------------
                                                     2001         2000         1999
                 (In thousands)                   ----------   ----------   ----------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES
Total reportable segment earnings (loss)........  $  (18,074)  $ (151,351)  $  119,679
Impairment, restructuring and other special
  charges.......................................     (97,994)     (57,380)       1,486
Interest expense -- net.........................     (41,900)     (47,894)     (46,644)
Loss on sale of receivables.....................          --       (3,255)     (11,343)
Other...........................................     (29,071)      10,492        4,052
                                                  ----------   ----------   ----------
Total...........................................  $ (187,039)  $ (249,388)  $   67,230
                                                  ==========   ==========   ==========
TOTAL ASSETS
Total from reportable segments..................  $1,359,456   $1,734,873   $1,806,847
Net assets related to discontinued operations...          --           --      489,259
General corporate(a)............................     402,154      350,823      152,018
                                                  ----------   ----------   ----------
Total...........................................  $1,761,610   $2,085,696   $2,448,124
                                                  ==========   ==========   ==========
DEPRECIATION AND AMORTIZATION
Total from reportable segments..................  $   79,736   $   94,595   $   88,115
General corporate...............................          --           32          195
                                                  ----------   ----------   ----------
Total...........................................  $   79,736   $   94,627   $   88,310
                                                  ==========   ==========   ==========

------------------------------

(a) Increase in 2000 reflects a portion of proceeds from the Electronics OEM sale.

16.  FINANCIAL INFORMATION RELATING TO OPERATIONS IN DIFFERENT GEOGRAPHIC AREAS

     The Corporation conducts business in three principal areas: U.S., Europe and Canada.

                                                     2001         2000         1999
                 (In thousands)                   ----------   ----------   ----------
NET SALES (BY EXTERNAL CUSTOMER LOCATIONS)
U.S. ...........................................  $1,120,956   $1,269,071   $1,397,970
Europe..........................................     132,269      150,246      180,192
Canada..........................................     197,485      291,483      257,667
Other foreign countries.........................      46,781       45,283       37,830
                                                  ----------   ----------   ----------
Total...........................................  $1,497,491   $1,756,083   $1,873,659
                                                  ==========   ==========   ==========

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. FINANCIAL INFORMATION RELATING TO OPERATIONS IN DIFFERENT GEOGRAPHIC AREAS (CONTINUED)


                                                     2001         2000         1999
                 (In thousands)                   ----------   ----------   ----------
LONG-LIVED ASSETS
U.S. ...........................................  $  729,240   $  884,914   $  959,071
Europe..........................................      88,017       89,776       93,664
Canada..........................................      94,851      106,912      117,175
Other foreign countries.........................      17,101       19,593       16,029
                                                  ----------   ----------   ----------
Total...........................................  $  929,209   $1,101,195   $1,185,939
                                                  ==========   ==========   ==========

17.  CONTINGENCIES

Shareholder Litigation

     During 2000 certain shareholders of the Corporation filed five separate class-action suits in the United States District Court for the Western District of Tennessee against the Corporation, Clyde R. Moore and Fred R. Jones. The complaints allege fraud and violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The plaintiffs allege that purchasers of the Corporation's common stock between April 28, 1999 and August 21, 2000, were damaged when the market value of the stock dropped by nearly 29% on December 15, 1999, dropped nearly 26% on June 20, 2000 and fell another 8% on August 22, 2000. An unspecified amount of damages is sought.

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

     A parallel federal securities law class action was filed by the same plaintiffs against KPMG LLP, the Corporation's independent auditors, mirroring the Rule 10b-5 allegations in the action discussed above against the Corporation. This suit was consolidated with the action against the Corporation on August 14, 2001.

Tyco Dispute

     On November 1, 2000, pursuant to the Purchase Agreement between Tyco Group S.A.R.L. (Tyco) and the Corporation, dated May 7, 2000, as amended, Tyco delivered to the Corporation its proposed calculation of the Statement of Closing Working Capital and Statement of Closing Long-term Tangible Assets for the Electronics OEM business (collectively, the "Tyco Statement Calculation"). Under the terms of the Purchase Agreement, the purchase price to the Corporation on the closing date could be adjusted if the Closing Working Capital or the Closing Long-term Tangible Assets, which are amounts to be agreed to by Tyco and the Corporation, or

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  CONTINGENCIES (CONTINUED)

determined by an agreed upon third party, are less than the Base Working Capital or the Base Long-term Tangible Assets, as defined in the Purchase Agreement (Base Working Capital and Base Long-term Tangible Assets collectively referred to herein as "Agreed Amounts"). The Tyco Statement Calculation delivered to the Corporation was substantially below the Agreed Amounts. Management reviewed the Tyco Statement Calculation and disputed substantially all of the differences between the Tyco Statement Calculation and the Corporation's records. As of December 31, 2000, Tyco held back $35 million of proceeds.

     Subsequent to 2001, the Corporation settled this dispute with Tyco. Under terms of the settlement agreement, Tyco will retain $35 million held for post-closing adjustments on working capital and long-term tangible assets. Thomas & Betts recorded an $8 million net-of-tax charge to gain on sale of discontinued operations in the fourth quarter of 2001 to reflect this settlement.

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

Other Legal Matters

     The Corporation is also involved in legal proceedings and litigation arising in the ordinary course of business. In those cases where the Corporation is the defendant, plaintiffs may seek to recover large and sometimes unspecified amounts, or other types of relief and some matters may remain unresolved for several years. Such matters may be subject to many uncertainties and outcomes are not predictable with assurance. The Corporation has provided for losses to the extent probable and estimable; however, additional losses, even though not anticipated, could be material with respect to financial position, results of operations or liquidity in any given period.

Environmental Matters

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

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  CONTINGENCIES (CONTINUED)

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

     As of December 30, 2001 and December 31, 2000 the Corporation's accrual for future environmental costs was approximately $19 million and $23 million, respectively. The Corporation is not able to predict the extent of its ultimate liability with respect to all of its pending or future environmental matters. However, the Corporation does not believe that any additional liability with respect to the aforementioned environmental matters will be material to its financial or competitive positions, results of operations or liquidity.

                  THOMAS & BETTS CORPORATION AND SUBSIDIARIES

                          SUPPLEMENTARY FINANCIAL DATA

                                                                   (UNAUDITED)
                                                              ----------------------
                                                              2001(b)    2000(b),(c)
(In thousands, except per share data)                         --------   -----------
FIRST QUARTER
Net sales...................................................  $396,948    $475,132
Gross profit................................................    97,570     119,437
Earnings (loss) from continuing operations..................    (4,966)      8,615
Per share earnings (loss) from continuing operations(a)
  Basic.....................................................     (0.09)       0.15
  Diluted...................................................     (0.09)       0.15
                                                              --------    --------
SECOND QUARTER
Net sales...................................................  $385,444    $403,645
Gross profit................................................    98,315     (25,082)
Earnings (loss) from continuing operations..................    (5,365)   (112,733)
Per share earnings (loss) from continuing operations(a)
  Basic.....................................................     (0.09)      (1.94)
  Diluted...................................................     (0.09)      (1.94)
                                                              --------    --------
THIRD QUARTER
Net sales...................................................  $373,186    $443,177
Gross profit................................................    89,658      96,617
Earnings (loss) from continuing operations..................   (45,611)    (19,223)
Per share earnings (loss) from continuing operations(a)
  Basic.....................................................     (0.78)      (0.33)
  Diluted...................................................     (0.78)      (0.33)
                                                              --------    --------
FOURTH QUARTER(d)
Net sales...................................................  $341,913    $434,129
Gross profit................................................    52,905      99,451
Earnings (loss) from continuing operations..................   (82,935)    (55,345)
Per share earnings (loss) from continuing operations(a)
  Basic.....................................................     (1.43)      (0.95)
  Diluted...................................................     (1.43)      (0.95)
                                                              --------    --------

(a) Basic per share amounts are based on average shares outstanding in each quarter. Diluted per share amounts reflect potential dilution from stock options when applicable.

(b) Information has been restated for the change in inventory costing method from LIFO to FIFO during 2001 for all inventories not previously accounted for on the FIFO method, as more fully discussed in Note 3.

(c) The Corporation's independent auditors have informed the Corporation that they did not have an adequate basis to complete the reviews of quarterly information in accordance with Statements on Auditing Standards No. 71 for the interim quarters of 2000.

(d) The fourth quarter of 2001 included restructuring and asset impairment charges (see Note 5), a charge to reflect a settlement agreement associated with the 2000 sale of the Electronics OEM business (see Note 4) and a charge related to the settlement of a patent infringement lawsuit (see Note
     14).

               Unaudited -- See accompanying accountant's report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICERS                       DIRECTORS
---------------------------------------------------------------------------------------
T. Kevin Dunnigan              T. Kevin Dunnigan              Robert A. Kenkel
Chairman, President and        Chairman, President and        Former Chairman of the
Chief Executive Officer        Chief Executive Officer        Board, Chief Executive
                               of the Corporation             Officer and Chief
John P. Murphy                 Director since 1975(3)         Operating Officer The
Senior Vice President and                                     Pullman Co. (automotive,
Chief Financial Officer        Ernest H. Drew                 aerospace and industrial
                               Former Chief Executive         components) Director
Dominic J. Pileggi             Officer Industries and         since 1994(3)(4)
Senior Vice President and      Technology Group
Group                          Westinghouse Electric          Kenneth R. Masterson
President--Electrical          Corporation (power             Executive Vice President,
                               generation and process         General Counsel and
Kenneth W. Fluke               control systems) Director      Secretary FedEx
Vice                           since 1989(2)(3)               Corporation
President--Controller                                         (transportation services)
                               Jeananne K. Hauswald           Director since 1995(2)(3)
Connie C. Muscarella           Managing Director Solo
Vice President--Human          Management Group, LLC          Jean-Paul Richard
Resources and                  (corporate financial and       Chairman and Chief
Administration                 investment management          Executive Officer PRO
                               consulting) Director           MACH, Inc. (packaging
J.N. Raines                    since 1993(1)                  machinery) Director since
Vice President--General                                       1996(1)
Counsel and Secretary          Dean Jernigan
                               Chairman, President and        Jerre L. Stead
Thomas C. Oviatt               Chief Executive Officer        Former Chairman of the
Treasurer                      Storage USA, Inc. (self-       Board Ingram Micro Inc.
                               storage real estate            (distributor of
Penelope Y. Turnbow            investment trust)              technology products and
Assistant General Counsel      Director since 1999(4)         services) Director since
and Assistant Secretary                                       1998(1)(2)
                               Ronald B. Kalich, Sr.
                               President and Chief            William H. Waltrip
                               Executive Officer              Former Chairman Bausch &
                               FastenTech, Inc.               Lomb Incorporated
                               (manufacturer of               (manufactures contact
                               specialty fastening            lens, lens care and
                               products) Director since       eyeware products)
                               1998(1)                        Director since 1983(3)(4)

------------------------------

(1)  Audit Committee

(2)  Corporate Governance Committee

(3)  Executive Committee

(4)  Human Resources Committee

     Information regarding members of the Corporation's Board of Directors is presented in sections "Security Ownership," "Board and Committee Membership," "Compensation" and "Proposal No. 1, Election of Directors" and on pages 4 through 13 and pages 25 through 28 of the Definitive Proxy Statement for the Corporation's Annual Meeting of Shareholders to be held May 1, 2002 and is incorporated herein by reference.

     Information regarding executive officers of the Corporation is included in
Part I of this Form 10-K under the caption "Executive Officers of the Registrant" pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

     Information required by Item 405 of Regulation S-K is presented in "Section 16(a) Beneficial Ownership Reporting Compliance" on page 6 of the Definitive Proxy Statement and is incorporated herein by reference.

     Information for Items 11 through 13 of this Report appears in the Definitive Proxy Statement for the Corporation's Annual Meeting of Shareholders to be held on May 1, 2002, as indicated in the following table, and is incorporated herein by reference.

                                                                        PAGE IN PROXY
                                                                          STATEMENT
                                                                        -------------
ITEM 11.   EXECUTIVE COMPENSATION
           Compensation...............................................    13
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT
           Security Ownership.........................................     4
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           Employment Contracts, Change-of-Control Arrangements and
           Termination of Employment..................................    18
           Retirement Agreement.......................................    19
           Transactions with Management...............................    20

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report:

       1. Financial Statements

          The Index on page 44 hereof is being filed in connection with this Report and incorporated herein by reference.

       2. Financial Statement Schedules

          All financial statement schedules have been omitted because they are not applicable, not material, or the required information is included in the financial statements listed above or the notes thereto.

       3. Exhibits

          Exhibits 10.14, 10.20, 10.21, 12, 18, 21, 23 and 24 are being filed in connection with this Report and incorporated herein by reference.

          The Exhibit Index on pages E-1 through E-4 is incorporated herein by reference.

          Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.9, 10.10,
          10.15 and 10.21 are the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Report pursuant to Item 14(c) of this Report.

     (b) Reports on Form 8-K

     During the last quarter of the period covered by this Report, the Corporation filed the following Current Reports on Form 8-K:

     On October 23, 2001, the Corporation filed a Current Report on Form 8-K, Items 5, 7 and 9, related to the Corporation's October 23, 2001 conference call with analysts in which the Corporation discussed its financial results for the fiscal quarter ended September 30, 2001.

     On December 19, 2001, the Corporation filed a Current Report on Form 8-K, Items 5, 7 and 9, related to the Corporation's December 18, 2001 conference call with analysts in which the Corporation discussed its comprehensive program to streamline production, improve productivity and reduce costs in its U.S., European and Mexican electrical products manufacturing facilities.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THOMAS & BETTS CORPORATION
                                          (Registrant)

                                          By:      /s/ JOHN P. MURPHY
                                            ------------------------------------
                                                       John P. Murphy
                                                 Senior Vice President and
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

                      SIGNATURE                                CAPACITY                 DATE
                      ---------                                --------                 ----
               /s/ T. KEVIN DUNNIGAN*                  Chairman, President and    March 15, 2002
-----------------------------------------------------    Chief Executive
                  T. Kevin Dunnigan                      Officer (Principal
                                                         Executive Officer) and
                                                         Director

                 /s/ JOHN P. MURPHY                    Senior Vice President      March 27, 2002
-----------------------------------------------------    and Chief Financial
                   John P. Murphy                        Officer (Principal
                                                         Financial Officer and
                                                         Principal Accounting
                                                         Officer)

                 /s/ ERNEST H. DREW*                   Director                   March 15, 2002
-----------------------------------------------------
                   Ernest H. Drew

              /s/ JEANANNE K. HAUSWALD*                Director                   March 15, 2002
-----------------------------------------------------
                Jeananne K. Hauswald

                 /s/ DEAN JERNIGAN*                    Director                   March 15, 2002
-----------------------------------------------------
                    Dean Jernigan

              /s/ RONALD B. KALICH, SR*                Director                   March 15, 2002
-----------------------------------------------------
                Ronald B. Kalich, Sr.

                /s/ ROBERT A. KENKEL*                  Director                   March 15, 2002
-----------------------------------------------------
                  Robert A. Kenkel

                      SIGNATURE                                CAPACITY                 DATE
                      ---------                                --------                 ----
              /s/ KENNETH R. MASTERSON*                Director                   March 15, 2002
-----------------------------------------------------
                Kenneth R. Masterson

               /s/ JEAN-PAUL RICHARD*                  Director                   March 15, 2002
-----------------------------------------------------
                  Jean-Paul Richard

                 /s/ JERRE L. STEAD*                   Director                   March 15, 2002
-----------------------------------------------------
                   Jerre L. Stead

               /s/ WILLIAM H. WALTRIP*                 Director                   March 15, 2002
-----------------------------------------------------
                 William H. Waltrip

               *By: /s/ JOHN P. MURPHY                                            March 27, 2002
  ------------------------------------------------
                   John P. Murphy
As attorney-in-fact for the above-named officers and
    directors pursuant to powers of attorney duly
              executed by such persons.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          3.1            Amended and Restated Charter of the Corporation. (Filed as
                         Exhibit 3.1 to the Corporation's 1999 Annual Report on Form
                         10-K, Commission File No. 1-4862, and incorporated herein by reference.)
          3.2            Bylaws of the Corporation. (Filed as Exhibit 3.2 to the
                         Corporation's 1999 Annual Report on Form 10-K, Commission
                         File No. 1-4862, and incorporated herein by reference.)
          4.1            Indenture dated as of January 15, 1992 between the
                         Corporation and First Trust of New York, as Trustee,
                         relating to the Corporation's debt securities. (Filed as
                         Exhibit 4(a) to the Corporation's 1991 Annual Report on Form
                         10-K, Commission File No. 1-4682, and incorporated herein by reference.)
          4.2            Supplemental Indenture dated as of May 2, 1996 between the
                         Corporation and First Trust of New York, as Trustee,
                         relating to the Corporation's 8 1/4% Senior Notes due
                         January 15, 2004. (Filed as Exhibit 4.3 to the Corporation's
                         Registration Statement on Form 8-B filed May 2, 1996, and
                         incorporated herein by reference.)
          4.3            Second Supplemental Indenture dated as of February 10, 1998 between the Corporation and The Chase Manhattan Bank, as
                         Trustee, relating to the Corporation's Medium-Term Notes the last of which is due February 13, 2003. (Filed as Exhibit
                         4.1 to the Corporation's Current Report on Form 8-K dated
                         February 10, 1998, Commission File No. 1-4682, and
                         incorporated herein by reference.)
          4.4            Third Supplemental Indenture dated May 7, 1998 between the
                         Corporation and The Chase Manhattan Bank, as Trustee,
                         relating to the Corporation's Medium-Term Notes the last of which is due May 7, 2008. (Filed as Exhibit 4.1 to the
                         Corporation's Current Report on Form 8-K dated May 4, 1998,
                         Commission File No. 1-4682, and incorporated herein by
                         reference.)
          4.5            Indenture dated as of August 1, 1998 between the Corporation and The Bank of New York, as Trustee, relating to the
                         Corporation's debt securities. (Filed as Exhibit 4.1 to the
                         Corporation's Current Report on Form 8-K dated February 3,
                         1999, Commission File No. 1-4682, and incorporated herein by reference.)
          4.6            Supplemental Indenture No. 1 dated February 10, 1999 between the Corporation and The Bank of New York, a Trustee,
                         relating to the Corporation's Medium-Term Notes, Series B.
                         (Filed as Exhibit 4.2 to the Corporation's Current Report on
                         Form 8-K dated February 3, 1999, Commission File No. 1-4682, and incorporated herein by reference.)
          4.7            Form of 6 1/2% Senior Note due January 15, 2006. (Filed as
                         Exhibit 4.4 to the Corporation's Registration Statement No.
                         33-00893 on Form S-4 filed February 13, 1996, and
                         incorporated herein by reference.)

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          4.8            Form of 8 1/4% Senior Note due January 15, 2004. (Filed as
                         Exhibit 4(b) to the Corporation's 1991 Annual Report on Form
                         10-K, Commission File No. 1-4682, and incorporated herein by reference.)
          4.9            Form of 6.29% Medium-Term Note due nine months or more from date of issue. (Filed as Exhibit 4.2 to the Corporation's
                         Current Report on Form 8-K dated February 10, 1998,
                         Commission File No. 1-4682, and incorporated herein by
                         reference.)
          4.10           Form of 6.25% Medium-Term Note due nine months or more from date of issue. (Filed as Exhibit 4.2 to the Corporation's
                         Current Report on Form 8-K dated May 4, 1998, Commission
                         File No. 1-4682, and incorporated herein by reference.)
          4.11           Form of 6.39% Medium-Term Note, Series B, due nine months or more from date of issue. (Filed as Exhibit 4.3 to the
                         Corporation's Current Report on Form 8-K dated February 3,
                         1999, Commission File No. 1-4682, and incorporated herein by reference.)
          4.12           Rights Agreement dated as of December 3, 1997 between the
                         Corporation and First Chicago Trust Company of New York, as
                         Rights Agent and Form of Rights Certificate. (Filed as
                         Exhibits 1 and 2 to the Corporation's Registration Statement
                         on Form 8-A filed December 15, 1997 and incorporated herein by reference.)
          4.13           Amendment No. 1 to Rights Agreement dated September 6, 2000, between the Corporation and the Rights Agent. (Filed as
                         Exhibit 10.3 to the Corporation's third quarter 2000
                         Quarterly Report on Form 10-Q, Commission File No. 1-4682,
                         and incorporated herein by reference.)
         10.1            Thomas & Betts Corporation 1993 Management Stock Ownership
                         Plan, as amended through June 5, 2001 and Forms of Grant
                         Agreement. (Filed as Exhibit 10.3 to the Corporation's
                         second quarter 2001 Quarterly Report on Form 10-Q,
                         Commission File No. 1-4682, and incorporated herein by
                         reference.)
         10.2            Executive Incentive Plan, effective May 5, 1999. (Filed as
                         Exhibit 10.5 to the Corporation's 1999 Annual Report on Form
                         10-K, Commission File No. 1-4682, and incorporated herein by reference.)
         10.3            Pension Restoration Plan as amended, effective December 31,
                         2000. (Filed as Exhibit 10.1 to the Corporation's third
                         quarter 2001 Quarterly Report on Form 10-Q, Commission File
                         No. 1-4682, and incorporated herein by reference.)
         10.4            Retirement Plan for Nonemployee Directors dated September 6,
                         1989, as amended December 3, 1997. (Filed as Exhibit 10.9 to the Corporation's 1997 Annual Report on Form 10-K,
                         Commission File No. 1-4682, and incorporated herein by
                         reference.)
         10.5            Deferred Fee Plan for Nonemployee Directors as amended and restated effective May 6, 1998. (Filed as Exhibit 10.11 to the Corporation's 1998 Annual Report on Form 10-K,
                         Commission File No. 1-4682, and incorporated herein by
                         reference.)

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.6            Form of executive officer employment agreement (Filed as
                         Exhibit 10.2 to the Corporation's third quarter 2001
                         Quarterly Report on Form 10-Q, Commission File No. 1-4682,
                         and incorporated herein by reference.)
         10.7            Executive Retirement Plan as amended December 5, 2000.
                         (Filed as Exhibit 10.15 to the Corporation's 2000 Annual
                         Report on Form 10-K, Commission File No. 1-4682, and
                         incorporated herein by reference.)
         10.8            Supplemental Executive Investment Plan, effective January 1,
                         1997. (Filed as Exhibit 10.11 to the Corporation's 1999
                         Annual Report on Form 10-K, Commission File No. 1-4682, and
                         incorporated herein by reference.)
         10.9            Restricted Stock Plan for Nonemployee Directors as amended
                         February 7, 2001. (Filed as Exhibit 10.17 to the
                         Corporation's 2000 Annual Report on Form 10-K, Commission
                         File No. 1-4682, and incorporated herein by reference.)
         10.10           Nonemployee Directors Stock Option Plan and Form of Stock
                         Option Agreement, as amended March 9, 2001. (Filed as
                         Exhibit 10.18 to the Corporation's 2000 Annual Report on
                         Form 10-K, Commission File No. 1-4682, and incorporated
                         herein by reference.)
         10.11           Purchase Agreement dated as of May 7, 2000, between Tyco
                         Group S.A.R.L. and the Corporation. (Filed as Exhibit 10.1
                         to the Corporation's second quarter 2000 Quarterly Report on
                         Form 10-Q, Commission File No. 1-4682, and incorporated
                         herein by reference.)
         10.12           First Amendment to Purchase Agreement dated as of July 2,
                         2000, between Tyco Group S.A.R.L. and the Corporation.
                         (Filed as Exhibit 10.2 to the Corporation's second quarter
                         2000 Quarterly Report on Form 10-Q, Commission File No.
                         1-4682, and incorporated herein by reference.)
         10.13           Letter Agreement dated October 27, 2000 between Tyco Group
                         S.A.R.L. and the Corporation. (Filed as Exhibit 10.22 to the
                         Corporation's Annual Report on Form 10-K, Commission File
                         No. 1-4682, and incorporated herein by reference.)
         10.14           Settlement Agreement and Release dated February 21, 2002
                         between Tyco Group S.A.R.L. and the Corporation.
         10.15           Thomas & Betts Corporation 2001 Stock Incentive Plan. (Filed
                         as Exhibit 10.1 to the Corporation's Registration Statement
                         on Form S-8, No. 333-60074, filed May 2, 2001 and
                         incorporated herein by reference.)
         10.16           Receivables Purchase Agreement, dated September 21, 2001,
                         among TBSPV, Inc., as seller, the Corporation, as master
                         servicer, Blue Ridge Asset Funding Corporation, as purchaser and Wachovia Bank, N.A., as administrative agent. (Filed as
                         Exhibit 10.4 to the Corporation's third quarter 2001
                         Quarterly Report on Form 10-Q, Commission File No. 1-4682,
                         and incorporated herein by reference.)
         10.17           Receivables Contribution Agreement, dated September 21,
                         2001, between the Corporation and TBSPV, Inc. (Filed as
                         Exhibit 10.5 to the Corporation's third quarter 2001
                         Quarterly Report on Form 10-Q, Commission File No. 1-4682,
                         and incorporated herein by reference.)

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         10.18           Intercreditor Agreement dated September 21, 2001 among
                         Wachovia Bank, N.A., as securitization agent and as agent,
                         TBSPV, Inc. and the Corporation. (Filed as Exhibit 10.6 to
                         the Corporation's third quarter 2001 Quarterly Report on
                         Form 10-Q, Commission File No. 1-4682, and incorporated
                         herein by reference.)
         10.20           $100,000,000 Credit and Security Agreement dated as of
                         November 15, 2001 among Thomas & Betts Corporation, as
                         borrower, the Lenders listed herein and Wachovia Bank, N.A., as agent.
         10.21           Severance Letter Agreement dated December 19, 2001.
         12              Statement re Computation of Ratio of Earnings to Fixed
                         Charges
         18              Letter re Change in Accounting Principle
         21              Subsidiaries of the Corporation
         23              Consent of Independent Public Accountants
         24              Powers of Attorney