Form 10-Q
period 2002-03-31
THOMAS & BETTS CORP
filed 2002-05-15
CIK 97854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-4682

Thomas & Betts Corporation

(Exact name of registrant as specified in its charter)

Tennessee	22-1326940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8155 T&B Boulevard, Memphis, Tennessee	38125
(Address of principal executive offices)	(Zip Code)

(901) 252-8000

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Title of Each Class	at May 10, 2002

Common Stock, $.10 par value	58,294,552

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

		Page

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements:
	Condensed Consolidated Statements of Operations for the Quarters Ended March 31, 2002 and April 1, 2001	2
	Condensed Consolidated Balance Sheets as of March 31, 2002 and December 30, 2001	3
	Condensed Consolidated Statements of Cash Flows for the Quarters Ended March 31, 2002 and April 1, 2001	4
	Notes to Condensed Consolidated Financial Statements	5
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	20
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	20
ITEM 5.	Other Information	20
ITEM 6.	Exhibits and Reports on Form 8-K	20

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Quarter Ended

	March 31,	April 1,
	2002	2001

Net sales	$342,051	$396,948
Cost of sales	258,272	305,063

Gross margin	83,779	91,885
Selling, general and administrative	72,596	93,030
Provision — restructured operations	1,265	—

Earnings (loss) from operations	9,918	(1,145)
Income from unconsolidated companies	702	3,434
Interest expense-net	(10,899)	(9,969)
Other (expense) income-net	(759)	483

Loss before income taxes	(1,038)	(7,197)
Income tax provision (benefit)	10,609	(2,231)

Net loss	$(11,647)	$(4,966)

Loss per common share:
Basic	$(0.20)	$(0.09)
Diluted	$(0.20)	$(0.09)
Average shares outstanding:
Basic	58,221	58,039
Diluted	58,221	58,039

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 30,
	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$185,941	$234,843
Marketable securities	6,364	6,982
Receivables — net	188,665	188,160
Inventories:
Finished goods	106,542	103,450
Work-in-process	22,836	23,839
Raw materials	64,149	64,790

Total inventories	193,527	192,079

Deferred income taxes	75,702	79,821
Income tax receivables	61,603	5,779
Prepaid expenses	13,961	13,222
Assets held for sale	47,725	49,417

Total Current Assets	773,488	770,303

Property, plant and equipment	686,248	690,319
Less accumulated depreciation	(386,488)	(381,239)

Net property, plant and equipment	299,760	309,080

Goodwill — net	473,656	473,871
Investments in unconsolidated companies	122,426	121,735
Deferred income taxes	—	50,148
Other assets	34,971	36,473

Total Assets	$1,704,301	$1,761,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$107,885	$54,002
Accounts payable	117,611	120,688
Accrued liabilities	131,234	176,959
Income taxes payable	4,263	4,060

Total Current Liabilities	360,993	355,709

Long-Term Liabilities
Long-term debt	557,964	618,035
Other long-term liabilities	105,052	104,581
Deferred income taxes	8,477	—

Shareholders’ Equity
Common stock	5,828	5,816
Additional paid-in capital	342,626	340,265
Retained earnings	435,556	447,202
Unearned compensation-restricted stock	(4,655)	(2,831)
Accumulated other comprehensive income	(107,540)	(107,167)

Total Shareholders’ Equity	671,815	683,285

Total Liabilities and Shareholders’ Equity	$1,704,301	$1,761,610

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended

	March 31,	April 1,
	2002	2001

Cash Flows from Operating Activities:
Net loss	$(11,647)	$(4,966)
Adjustments:
Depreciation and amortization	13,684	20,574
Provision — restructured operations	1,265	—
Undistributed earnings from unconsolidated companies	(702)	(3,434)
Mark-to-market adjustment for derivative instruments	(917)	475
Gain on sale of property, plant and equipment	—	98
Deferred income taxes	62,760	11,118
Changes in operating assets and liabilities — net:
Receivables	(473)	37,868
Inventories	1,069	(4,376)
Accounts payable	(3,160)	2,933
Accrued liabilities	(26,036)	(27,245)
Accrued litigation	(20,000)	—
Income taxes payable (receivable)	(55,608)	(23,480)
Other	113	(6,249)

Net cash provided by (used in) operating activities	(39,652)	3,316

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(3,772)	(9,711)
Proceeds from divestitures of businesses	—	6,000
Proceeds from matured marketable securities	557	319

Net cash used in investing activities	(3,215)	(3,392)

Cash Flows from Financing Activities:
Decrease in borrowings with original maturities less than 90 days	—	(15,996)
Repayment of long-term debt and other borrowings	(6,056)	(580)
Stock options exercised	4	—
Cash dividends paid	—	(16,214)

Net cash used in financing activities	(6,052)	(32,790)

Effect of exchange-rate changes on cash	17	(1,506)

Net decrease in cash and cash equivalents	(48,902)	(34,372)
Cash and cash equivalents — beginning of period	234,843	207,331

Cash and cash equivalents — end of period	$185,941	$172,959

Cash payments for interest	$18,080	$18,725
Cash payments for income taxes	$3,486	$10,491

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     Basis of Presentation

      In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for the fair presentation of the financial position as of March 31, 2002 and December 30, 2001 and the results of operations and cash flows for the periods ended March 31, 2002 and April 1, 2001.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal period ended December 30, 2001. The results of operations for the periods ended March 31, 2002 and April 1, 2001 are not necessarily indicative of the operating results for the full year.

      Certain reclassifications have been made to prior periods to conform to the current year presentation (See Note 12).

2.     Recently Issued Accounting Standards

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 and intangible assets with indefinite lives are not amortized, but must be tested for impairment at least annually. The impact of adopting SFAS No. 141 was not material and the Corporation has not determined the impact from the adoption of SFAS No. 142. See Note 4 for transitional disclosures related to SFAS No. 142.

      In July 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The impact of adopting SFAS No. 143 is not expected to be material.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. SFAS No. 144 was effective December 31, 2001 for the Corporation. The impact of adopting SFAS No. 144 was not material. Prior to the December 31, 2001 adoption of SFAS No. 144, the Corporation had assets held for sale that under transitional provisions of that pronouncement will continue to be accounted for in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Under such provisions, depreciation on assets held for sale was discontinued as of December 30, 2001.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

3.     Property, Plant and Equipment

      Property, plant and equipment is composed of the following:

	March 31,	December 30,
	2002	2001

	(In thousands)
Property, plant and equipment
Land	$14,165	$14,136
Buildings	154,361	154,367
Machinery and equipment	501,144	503,652
Construction-in-progress	16,578	18,164

	686,248	690,319
Less accumulated depreciation	(386,488)	(381,239)

	$299,760	$309,080

4.     Goodwill and Other Intangible Assets (SFAS No. 142 Transitional Disclosures)

      The following are SFAS No. 142 transitional disclosures which present the net loss and related per share amounts in the prior year if amortization of goodwill had not been recorded. As of March 31, 2002, the Corporation has $0.9 million of other intangible assets, net of accumulated amortization, which it is continuing to amortize.

	Quarter Ended

	March 31,
	2002	April 1, 2001
(In thousands, except per share data)
			Add Back
			Goodwill
		As Reported	Amortization	As Adjusted

Loss before income taxes	$(1,038)	$(7,197)	$3,550	$(3,647)
Income tax provision (benefit)	10,609	(2,231)	23	(2,208)

Net loss	$(11,647)	$(4,966)	$3,527	$(1,439)

Loss per common share:
Basic	$(0.20)	$(0.09)	$0.06	$(0.03)

Diluted	$(0.20)	$(0.09)	$0.06	$(0.03)

Segment Earnings:
Electrical	$2,677	$909	$2,669	$3,578
Steel Structures	3,908	3,542	513	4,055
Communications	4,087	(3,139)	12	(3,127)
HVAC	1,213	977	356	1,333

Total reportable segment earnings	11,885	2,289	3,550	5,839

Provision — restructured operations	(1,265)	—	—	—
Interest expense — net	(10,899)	(9,969)	—	(9,969)
Other (expense) income — net	(759)	483	—	483

Loss before income taxes	$(1,038)	$(7,197)	$3,550	$(3,647)

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

5.     Restructuring

      Late in 2001, the Corporation began planning and implementing comprehensive initiatives to streamline production, improve productivity and reduce costs at its United States, European, and Mexican electrical products manufacturing facilities.

      The manufacturing initiatives have three major components:

•	Revising manufacturing processes to improve equipment and labor productivity;

•	Consolidating manufacturing capacity; and

•	Investing in tooling and training to achieve superior levels of productivity.

      Pre-tax charges associated with the project are expected to total approximately $80 to $90 million. As indicated below, the Corporation recorded $49.1 million in pre-tax charges in the fourth quarter 2001 and $12.3 million in the first quarter 2002. The balance of the pre-tax charges is expected to be recorded over the remainder of 2002. The components of the 2001 and 2002 pre-tax charges related to this program are as follows:

	4th Quarter	1st Quarter
	2001	2002	Total
(In thousands)
Certain costs excluded from Electrical segment earnings:
Impairment charges on long-lived assets	$30,041	$—	$30,041
Provision — restructured operations	11,666	1,265	12,931
Cost of sales	3,047	—	3,047

Total excluded from Electrical segment earnings	44,754	1,265	46,019

Certain costs reflected in Electrical segment earnings:
Cost of sales	4,321	11,024	15,345

Total reflected in Electrical segment earnings	4,321	11,024	15,345

Total manufacturing plan costs	$49,075	$12,289	$61,364

      The following table summarizes the 2002 and 2001 restructuring provisions and activity:

	Original			Balance at
	2001	2002	2002	March 31,
	Provision	Provision	Payments	2002
(In thousands)
Severance and employee-related costs	$4,856	$1,219	$(2,001)	$4,074
Idle facility charges	4,561	—	(112)	4,449
Other facility exit costs	2,249	46	(274)	2,021

	$11,666	$1,265	$(2,387)	$10,544

6.     Basic and Fully Diluted Earnings Per Share

      Basic earnings per share are computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share are computed by dividing net earnings (loss) by the sum of (1) the weighted-average number of shares of common stock outstanding during the period and (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Due to the net losses in 2002 and 2001, the assumed net exercise of stock options in those periods was excluded, as the effect would have been anti-dilutive.

7.     Income Taxes

      In the first quarter 2002, the Corporation elected to take advantage of recent changes in U.S. tax laws that allow companies to extend the carryback period for certain federal net operating losses from two to five years. The Corporation filed its 2001 and amended prior years federal tax returns to reflect this decision and carried back and recognized all federal net operating losses that existed as of December 30, 2001. Accordingly, the Corporation will receive a cash tax refund of approximately $55 million, of which $46 million was received in April 2002. In the first quarter 2002, this decision resulted in an $11.0 million net tax charge composed of a $22.9 million tax charge from converting certain foreign tax credits into foreign tax deductions and an $11.9 million tax benefit from releasing a federal valuation allowance as of December 30, 2001 on deferred tax assets associated with minimum pension liabilities. As a result of these events, long-term deferred income tax assets as of December 30, 2001, that were classified as a long-term asset “Deferred income taxes” in the accompanying balance sheet as of that date, have been reclassified to income tax receivables as of March 31, 2002.

      Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income and tax planning strategies, based on tax laws in effect as of March 31, 2002, will be sufficient to realize the recorded deferred tax assets, net of existing valuation allowances at March 31, 2002. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Projected future taxable income is based on management’s forecast of the operating results of the Corporation, and there can be no assurance that such results will be achieved. Management periodically reviews such forecasts in comparison with actual results and expected trends. Management has identified certain tax planning strategies that it could utilize to avoid the loss carryforwards expiring prior to their realization. These tax planning strategies include primarily sales of non-core assets. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize the net deferred tax assets, the Corporation will increase valuation allowances by a charge to income tax expense in the period of such determination. Additionally, if events change in subsequent periods which indicate that a previously recorded valuation allowance is no longer needed, the Corporation will decrease the valuation allowance by providing an income tax benefit in the period of such determination.

8.     Comprehensive Income (Loss)

      Total comprehensive income (loss) and its components are as follows:

	Quarter Ended

	March 31,	April 1,
	2002	2001
(In thousands)
Net loss	$(11,647)	$(4,966)
Foreign currency translation adjustments	(333)	(13,827)
Unrealized losses on securities	(40)	(7)

Comprehensive income (loss)	$(12,020)	$(18,800)

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

9.     Derivative Instruments

      At times, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of certain foreign currencies. In addition, the Corporation is exposed to risk from fluctuating prices for certain commodities used to manufacture its products, primarily: copper, zinc and aluminum. At times, some of that risk is hedged through the use of futures contracts that fix the price the Corporation will pay for the commodity. These derivative instruments have not been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138.

      As of March 31, 2002 and December 30, 2001, the Corporation had outstanding commodities futures contracts of $8.1 million and $11.5 million, respectively. The Corporation had no outstanding forward foreign exchange contracts as of March 31, 2002 and December 30, 2001. Mark-to-market gains and losses for commodities futures are recorded in cost of sales. The impact of commodities futures in the statement of operations for the quarter ended March 31, 2002 was a gain of $0.9 million. The impact of commodities futures and forward foreign exchange contracts in the statement of operations for the quarter ended April 1, 2001 was a loss $0.8 million and a gain of $0.3 million, respectively.

10.     Debt

      The Corporation’s long-term debt at March 31, 2002 and December 30, 2001 was:

	March 31,	December 30,
	2002	2001
(In thousands)
Notes payable	$605,057	$605,110
Non-U.S. borrowings	49,586	49,776
Industrial revenue bonds	7,055	11,155
Other	4,151	5,996

	665,849	672,037
Less current portion	107,885	54,002

Long-term debt	$557,964	$618,035

11.     Segment Disclosures

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

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      The Corporation’s reportable segments are based on a combination of product lines and channels to market, and represent the primary mode used to assess allocation of resources and performance. Management evaluates each segment’s profit or loss performance based on earnings before interest and taxes; gains and losses on sales of receivables; foreign exchange gains and losses; impairments; restructuring; and other special charges. The Corporation has no material inter-segment sales.

	Quarter Ended

	March 31,	April 1,
	2002	2001
(In thousands)
Net sales:
Electrical	$256,526	$309,640
Steel Structures	35,125	33,392
Communications	29,337	28,340
HVAC	21,063	25,576

Total net sales	$342,051	$396,948

Segment earnings (loss):
Electrical	$2,677	$909
Steel Structures	3,908	3,542
Communications	4,087	(3,139)
HVAC	1,213	977

Total reportable segment earnings	11,885	2,289

Provision — restructured operations	(1,265)	—
Interest expense — net	(10,899)	(9,969)
Other (expense) income — net	(759)	483

Loss before income taxes	$(1,038)	$(7,197)

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

12.     Reclassifications

      To conform to current year presentation, research and development costs have been reclassified to cost of sales and amortization of intangibles has been reclassified to selling, general and administrative in the prior year condensed consolidated statement of operations. The table below reflects these reclassifications.

	2001

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year

	(In thousands)
Net sales	$396,948	$385,444	$373,186	$341,913	$1,497,491
Cost of sales	305,063	292,112	288,738	293,851	1,179,764

Gross margin	91,885	93,332	84,448	48,062	317,727
Gross margin — % of net sales	23.1%	24.2%	22.6%	14.1%	21.2%
Selling, general and administrative (SG&A)	93,030	88,577	85,600	73,840	341,047
SG&A — % of net sales	23.4%	23.0%	22.9%	21.6%	22.8%
Impairment charges on long-lived assets	—	—	36,637	46,644	83,281
Provision — restructured operations	—	—	—	11,666	11,666

Earnings (loss) from operations	(1,145)	4,755	(37,789)	(84,088)	(118,267)
Income from unconsolidated companies	3,434	245	(1,542)	62	2,199
Interest expense — net	(9,969)	(10,529)	(11,355)	(10,047)	(41,900)
Other (expense) income — net	483	(2,246)	(483)	(26,825)	(29,071)

Loss before income taxes	(7,197)	(7,775)	(51,169)	(120,898)	(187,039)
Income tax provision (benefit)	(2,231)	(2,410)	(5,558)	(37,963)	(48,162)

Net loss from continuing operations	$(4,966)	$(5,365)	$(45,611)	$(82,935)	$(138,877)
Gain on sale of discontinued operations — net	—	—	—	(7,513)	(7,513)

Net loss	$(4,966)	$(5,365)	$(45,611)	$(90,448)	$(146,390)

13.     Contingencies

Shareholder Litigation

      During 2000 certain shareholders of the Corporation filed five separate class-action suits in the United States District Court for the Western District of Tennessee against the Corporation, Clyde R. Moore and Fred R. Jones. The complaints allege fraud and violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. The plaintiffs allege that purchasers of the Corporation’s common stock between April 28, 1999 and August 21, 2000, were damaged when the market value of the stock dropped by nearly 29% on December 15, 1999, dropped nearly 26% on June 20, 2000 and fell another 8% on August 22, 2000. An unspecified amount of damages is sought.

      On December 12, 2000, the Court issued an order consolidating all five of the actions into a single action. The consolidated complaint essentially repeats the allegations in the earlier complaints. On April 9, 2002, the U.S. District Court for the Western District of Tennessee entered an Order granting in part and denying in part the Corporation’s Motion to Dismiss in the shareholder class action lawsuit. The Court dismissed allegations against Clyde Moore, former chief executive officer, and Fred Jones, former chief financial officer, for violations of Section 10(b) and rule 10b-5 under the Securities Exchange Act of 1934. The Court also granted KPMG’s Motion to Dismiss in a parallel shareholder class-action lawsuit.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      The Corporation intends to contest the litigation vigorously. At this stage, the Corporation is unable to predict the outcome of this litigation and its ultimate effect, if any, on the financial condition of the Corporation. However, management believes that there are meritorious defenses to the claims. Mr. Moore and Mr. Jones may be entitled to indemnification by the Corporation in connection with this litigation.

SEC Investigation

      Soon after issuing the August 21, 2000 press release announcing substantial charges in the second fiscal quarter of 2000, the Corporation received an informal request for information regarding the basis of the charges from the staff of the Securities and Exchange Commission (the “Commission”) Enforcement Division. In response, the Corporation collected and produced the bulk of the documents requested and various former and current employees were interviewed telephonically by the Commission’s staff.

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

14.     Leviton Manufacturing Co., Inc.

      Prior to 2002, the Corporation recorded its investment in Leviton using the equity method. The Corporation’s ability to exercise significant influence effectively ended in January 2002 with the retirement of the Corporation’s primary liaison between Leviton’s management and the Corporation. In addition, the Corporation’s current management does not have a relationship with Leviton’s management at this time from which it could exercise such influence were it so inclined. In light of these developments, the Corporation determined that it no longer has the ability to influence the operating and financial policies of Leviton. Therefore, GAAP requires that the Corporation adopt the cost method of accounting for this investment on a prospective basis beginning in the first quarter of 2002. The Corporation adopted the cost method of accounting for its investment in Leviton beginning in the first quarter of 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of 1st Quarter 2002 with 1st Quarter 2001

Consolidated Results

	Quarter Ended

	March 31, 2002		April 1, 2001(a)

	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales

Net sales	$342,051	100.0	$396,948	100.0
Gross margin	83,779	24.5	91,885	23.1
Selling, general and administrative	72,596	21.2	93,030	23.4
Provision — restructured Operations	1,265	0.4	—	0.0
Earnings (loss) from operations	9,918	2.9	(1,145)	(0.3)
Income from unconsolidated companies	702	0.2	3,434	0.9
Interest expense — net	(10,899)	(3.2)	(9,969)	(2.5)
Net loss before income taxes	(1,038)	(0.3)	(7,197)	(1.8)

(a)	To conform to current year presentation, research and development costs have been reclassified to cost of sales and amortization of intangibles has been reclassified to selling, general and administrative in the prior year condensed consolidated statement of operations.

  Manufacturing Consolidation and Efficiency Program

      In December 2001, Thomas & Betts announced a comprehensive manufacturing consolidation and efficiency program. The program affects approximately two-thirds of the Corporation’s total manufacturing operations, including all electrical products manufacturing plants in the United States, Europe and Mexico, and has three primary components: consolidating manufacturing capacity, improving processes and investing in tooling and equipment.

      As of the end of the first quarter of 2002, the Corporation had closed, or was in the final stages of closing, five facilities and was in the process of transitioning production from these plants to other locations. An additional six plants will be closed over the course of the program. Efficiency improvements are underway at all facilities included in the program, and investments in equipment and tooling have begun. Management expects to substantially complete the program by the end of the third quarter 2002, although some activities may extend slightly beyond this date.

      Thomas & Betts expects on-going pre-tax savings of approximately $45 to $50 million annually from the manufacturing consolidation and efficiency program. Pre-tax charges associated with the program are expected to total approximately $80 to $90 million. The Corporation recorded $49 million in pre-tax charges in the fourth quarter 2001 and $12 million in the first quarter of 2002. The balance of the pre-tax charges is expected to be recorded over the remainder of 2002.

Net Sales

      The Corporation’s net sales decreased approximately 13.8% to $342 million in 2002 from $397 million in 2001. The decline in sales was expected and is due mainly to continued weakness in the Corporation’s core electrical markets and the divestiture or discontinuation of certain non-strategic, under-performing product lines in 2001. Excluding revenues from product lines divested or discontinued, sales were down 8.7% compared to the year-ago period.

Gross Margin

      In the first quarter 2002, the Corporation’s gross margin as a percent of sales was 24.5%, an improvement over the 23.1% in the same period last year. Excluding $11 million in costs related to the manufacturing consolidation and efficiency program, the gross margin in the quarter just ended would have been 27.7%. The improvement is due, in part, to the impact of a new pricing schedule in the electrical products business that became effective January 1, 2002, improved product mix, and lower manufacturing and freight costs. The Corporation’s goal is to achieve a gross margin of at least 30%.

Expenses

      The Corporation showed improvement in reducing selling, general and administrative (SG&A) expense. SG&A was $72.6 million, or 21.2% of sales in the quarter just ended, compared with $93.0 million, or 23.4% of sales, in the year-earlier period. SG&A in the first quarter 2002 was positively impacted by $3.6 million resulting from the Corporation’s adoption of Financial Accounting Standards No. 142, which eliminated the amortization of goodwill. On a comparable basis, Thomas & Betts would have reported SG&A of $89.5 million, or 22.6% of sales, in the first quarter 2001. The Corporation’s targeted goal is to achieve SG&A expense as a percentage of annual sales at approximately 20% or lower.

      The Corporation recorded first quarter pre-tax charges of $12.3 million for the manufacturing initiatives previously discussed. Of the $12.3 million recorded, restructure charges totaled $1.3 million and the remaining charges were included in cost of sales.

Income from Unconsolidated Companies

      The Corporation reported $0.7 million in earnings from unconsolidated companies in the first quarter 2002, compared to earnings of $3.4 million in the year-earlier period. Effective the beginning of fiscal year 2002, the Corporation changed its method of accounting for its investment in Leviton Manufacturing Co., Inc. from the equity to the cost method.

Interest Expense — Net

      Net interest expense in the first quarter 2002 was $10.9 million, compared with $10.0 million recorded a year ago due to lower rates on interest income. The Corporation’s interest income reflected in interest expense — net was $0.9 million and $2.3 million for the first quarter of 2002 and 2001, respectively.

Income Taxes

      In the first quarter 2002, the Corporation recorded an $11.0 million net tax charge composed of a $22.9 million tax charge relating to converting certain foreign tax credits into foreign tax deductions and an $11.9 million tax benefit from releasing a federal valuation allowance as of December 30, 2001 on deferred tax assets associated with minimum pension liabilities. Excluding the net tax charge, the first quarter 2002 effective tax rate was a benefit of 31%. For 2001, the effective tax rate was a benefit of 31%. See Note 7 in Notes to Condensed Consolidated Financial Statements.

Segment Results

      The Corporation has four reportable segments: Electrical, Steel Structures, Communications, and HVAC. The Corporation evaluates each segment’s profit or loss performance based on earnings before interest and taxes; gains and losses on sales of receivables; foreign exchange gains and losses; impairments; restructuring; and other special charges.

Electrical

      Sales for the Electrical segment were $256.5 million for the first quarter 2002, down 17% from the $309.6 million reported in the same period. Excluding divested and discontinued product sales, first quarter

2002 electrical sales were down 11.1%, due largely to weak market conditions in industrial and construction markets. Electrical segment earnings were $2.7 million versus earnings of $0.9 million in the year-ago period. Current quarter segment results include $11.0 million in costs associated with the manufacturing consolidation and efficiency program. Segment earnings in the current year quarter reflect the impact of a new pricing schedule that became effective January 1, 2002, improved product mix, lower manufacturing and freight costs, and lower SG&A. Earnings for the first quarter 2002 were positively impacted by the absence of goodwill amortization. On a comparable basis as if goodwill amortization had not been recorded in the prior year, earnings of $2.7 million for the first quarter 2002 would have been down from $3.6 million in the prior year period, reflecting the aforementioned 2002 costs associated with the manufacturing consolidation and efficiency program.

Steel Structures

      Sales in the Steel Structures segment were $35.1 million for the first quarter, compared to $33.4 million in the year-ago period. Earnings in this segment were $3.9 million, up from the $3.5 million recorded in the first quarter 2001. Earnings for the first quarter 2002 were positively impacted by the absence of goodwill amortization. On a comparable basis as if goodwill amortization had not been recorded in the prior year, earnings of $3.9 million for the first quarter 2002 would have been relatively flat with $4.1 million in the prior year period.

Communications

      Despite continued weakness in North American cable TV and telecom markets, the Corporation’s Communication segment reported sales of $29.3 million in the first quarter 2002, relatively flat with the $28.3 million reported in the same period last year. This segment recorded earnings of $4.1 million in the quarter compared to a $3.1 million loss in the year-earlier period. The significant improvement in earnings is due largely to tight operating and expense controls implemented last year in response to very weak market conditions and the cessation of depreciation on assets held for sale which had a positive impact on segment and consolidated earnings of $1.9 million.

HVAC

      Sales in the HVAC segment, which provides industrial heating and ventilation products, were $21.1 million for the first quarter 2002, down from $25.6 million recorded in the year-earlier period. The continued recession in commercial and industrial markets negatively affected segment sales. Segment earnings of $1.2 million in the current year quarter compares with $1.0 million in the prior year period. Earnings for the first quarter 2002 were positively impacted by the absence of goodwill amortization. On a comparable basis as if goodwill amortization had not been recorded in the prior year, earnings of $1.2 million for the first quarter 2002 would have been relatively flat with $1.3 million in the prior year period.

Critical Accounting Policies

      The preparation of financial statements contained in this Report requires the use of estimates and assumptions to determine certain amounts reported as net sales, costs, expenses, assets or liabilities and certain amounts disclosed as contingent assets or liabilities. There can be no assurance that actual results will not differ from those estimates or assumptions. The Corporation’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the fiscal period ended December 30, 2001. Management believes the Corporation’s most critical accounting policies include: Revenue Recognition; Inventory Valuation; Impairment of Long-Lived Assets; Income Taxes; and Environmental Costs.

•	Revenue Recognition: The Corporation recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101. The Corporation recognizes revenue when finished products are shipped to unaffiliated customers and both title and risks of ownership are

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

•	Inventory Valuation: The Corporation periodically evaluates the carrying value of its inventories to ensure they are carried at the lower of cost or market. Such evaluation is based on management’s judgement and use of estimates. Such estimates incorporate inventory quantities on-hand, sales forecasts and gross margins for particular product groupings, planned dispositions of product lines and overall industry trends.

•	Impairment of Long-Lived Assets: The Corporation follows the provisions of Statement of Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, during the second quarter 2002 the Corporation identified its reporting units, determined the fair value of each reporting unit as of December 31, 2001, and compared the fair value to the reporting unit’s carrying amount as of December 31, 2001. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Corporation must perform a second impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities as of December 31, 2001 in order to determine the implied fair value of the reporting unit’s goodwill as of that date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the December 31, 2001 adoption date. If applicable, this second impairment assessment must be completed prior to the Corporation’s 2002 year-end. Subsequent to the adoption, all the above procedures must also be updated prior to the Corporation’s 2002 year-end to determine if an indication exists during 2002 that a reporting unit’s goodwill may be impaired and, if applicable, to quantify an impairment charge during 2002. An impairment charge, if any, as of adoption would be recognized net of tax as the cumulative effect of a change in accounting principle in the statement of operations. An impairment charge, if any, subsequent to the adoption would be recorded to operating income. The Corporation has not determined the impact from adoption of SFAS No. 142.

The Corporation also follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and certain intangible assets. For purposes of recognizing and measuring impairment of long-lived assets, the Corporation evaluates assets for associated product groups. The Corporation reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of the primary asset in the associated product groups is less than the carrying amount of the assets, the assets are considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, the Corporation estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets. Assets to be disposed of are reported at the lower of carrying amount of fair value less costs to sell.

•	Income Taxes: The Corporation uses the asset and liability method of accounting for income taxes. That method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provides a valuation allowance based on a more-likely-than-not criteria. The Corporation has valuation allowances for deferred tax assets primarily associated with state operating loss carryforwards, tax credit carryforwards and deferred state income tax assets. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income, based on enacted tax law in effect as of

March 31, 2001, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, which involve estimates and uncertainties, in making this assessment. Tax planning strategies include primarily sales of non-core assets. Projected future taxable income is based on management’s forecast of the operating results of the Corporation. Management periodically reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize net deferred tax assets, the Corporation will increase valuation allowances by a charge to income tax expense in the period of such determination.

•	Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of current available facts related to each site.

Liquidity and Capital Resources

      The Corporation’s cash and cash equivalents decreased to $185.9 million at March 31, 2002 from $234.8 million at December 30, 2001. The decrease resulted from $39.7 million used in operating activities, $3.2 million used in investing activities and $6.1 million used in financing activities.

Operating Activities

      Operating activities used cash of $39.7 million in the first quarter 2002 as compared to cash provided by operating activities of $3.3 million for the year-ago period, primarily as a result of a $20 million payment for a previously announced patent lawsuit settlement; costs incurred for the manufacturing consolidation and efficiency program; and other seasonal related payments.

      Working capital as of March 31, 2002 was $412.5 million compared with $414.6 million as of December 30, 2001. At March 31, 2002, accounts receivable were $188.7 million, approximately flat with the end of the fourth quarter 2001. Days Sales Outstanding (DSOs) improved over the last quarter although the level of accounts receivable and sales were flat with the fourth quarter 2001. The reduction in DSO is due to the timing of first quarter 2002 sales, which were more heavily weighted towards the latter part of the quarter and to a reduction in past due accounts. As expected, the Corporation’s investment in inventory of $193.5 million as of March 31, 2002 was relatively flat with December 30, 2001, despite the need for some inventory build-up during the first quarter to facilitate plant consolidation and equipment transfers required for the manufacturing consolidation and efficiency program.

Investing Activities

      In addition to proceeds from matured marketable securities of $0.6 million during the first quarter 2002, the Corporation had capital expenditures totaling $3.8 million, down significantly from $9.7 million for 2001, due to planned lower expenditures for 2002. During 2001, the Corporation reviewed and revised its capital appropriations processes and enhanced controls associated with authorization and procurement. The Corporation intends to continue to tightly manage capital expenditures. For the year 2002, capital expenditures, including approximately $20 million of expenditures associated with the Electrical segment’s manufacturing efficiency and consolidation initiatives, are projected to be $35 to $40 million.

Financing Activities

      Financing activities used cash during the first quarter 2002 of $6.1 million to repay debt. This compares to the first quarter 2001 when $16.6 million was used to repay debt and $16.2 million was used to pay dividends.

Credit Facilities

      The Corporation has a $100 million committed revolving credit facility with a bank group which is secured by, among other things, inventory and equipment located in the United States. Availability under the facility as of March 31, 2002 was $56 million before considering outstanding letters of credit of $35 million at March 31, 2002. This credit facility is subject to, among other things, limitations on equipment disposals, additional debt, liens and movement of equipment, and minimum liquidity requirements. There were no borrowings outstanding under this facility as of March 31, 2002. Any committed borrowings outstanding as of November 2003, would mature on that date.

      The Corporation has a committed revolving credit facility with a Canadian bank which had availability as of March 31, 2002 of approximately C$30 million (approximately US$19 million as of March 31, 2002). This facility is secured by inventory and accounts receivable located in Canada. This facility matures in March 2004. There were no borrowings outstanding as of March 31, 2002.

      The Corporation has the option, at the time of drawing funds under either of the facilities discussed above, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank.

      The credit facilities contain standard covenants restricting the payment of dividends, investments, liens, debt and dispositions of collateral. Also included are financial covenants regarding minimum liquidity and capital expenditures. The credit facilities contain standard events of default such as covenant default and cross-default. The Corporation is in compliance with all covenants or other requirements set forth in its credit agreements. Further, the Corporation does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, a downgrade in the Corporation’s credit rating could adversely affect the Corporation’s ability to renew existing, or obtain access to new, credit facilities in the future and could increase the cost of such facilities.

Off-Balance Sheet Program

      In September 2001, the Corporation established an asset-securitization program. The program permits the Corporation to continually sell accounts receivable through September 21, 2002, to a maximum of $120 million as needed as a source of liquidity. As of March 31, 2002, availability under this facility was approximately $70 million. The amount of accounts receivable sold from time to time depends on the level of eligible accounts receivable and restrictions on concentrations of receivables. At March 31, 2002, no receivables have been sold under this program.

      Except for the asset securitization programs described in the preceding paragraph, at March 31, 2002, the Corporation did not have any other relationships with unconsolidated entities or financial partnerships (often referred to as structured finance or special purpose entities) which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Other

      Total dividends paid to shareholders were $16.2 million for the first quarter 2001. On July 24, 2001, the Corporation’s Board of Directors approved a change in the Corporation’s current dividend payment practices and elected to retain its future earnings to fund the development and growth of its business. The Corporation does not presently anticipate declaring any cash dividends on the Corporation’s common stock in the foreseeable future. Future decisions concerning the payment of cash dividends on the Corporation’s common stock will depend upon its results of operations, financial condition, capital expenditure plans and other factors that the Board of Directors may consider relevant. The Corporation’s revolving credit agreements contain provisions that could restrict, as a practical matter, the Corporation’s ability to pay dividends during the term of those agreements.

      During the fourth quarter 2001, the Corporation recorded an expense of $27 million for settlement of a patent infringement lawsuit. The Corporation paid $20 million related to this settlement in the first quarter of 2002 and the remaining $7 million will be paid in the fourth quarter of 2002.

      The Corporation received $46 million in cash tax refunds on April 24, 2002 as a result of the Corporation’s decision to extend the carryback period for net operating losses from two to five years as allowed under the Job Creation and Worker Assistance Act of 2002. In total, the Corporation expects to receive approximately $55 million in cash tax refunds as a result of this decision.

      Including the asset-securitization facility discussed above, the Corporation’s aggregate availability of funds as of March 31, 2002 is approximately $145 million before considering outstanding letters of credit. Availability under the revolving credit facilities and the asset-securitization facility increases or decreases with fluctuations in the value of the underlying collateral and is subject to the satisfaction of various covenants. The Corporation currently does not expect to utilize these back-up credit facilities in the foreseeable future.

      As a result of the current operating results, the Corporation may not be able to access the public capital markets on acceptable terms or rates or in a timely manner and future borrowings could be at higher rates or on more stringent terms. The Corporation currently expects to fund expenditures for capital requirements as well as other liquidity needs from a combination of existing cash balances, cash generated from operations, and external financial resources. These sources should be sufficient to meet the Corporation’s operating needs for the foreseeable future.

2002 Outlook

      Management expects second quarter 2002 sales to be down by five to ten percent, excluding divested or discontinued product sales, when compared with the second quarter 2001. Assuming a reasonable recovery in economic conditions in the second half of 2002, management expects the Corporation to achieve low double-digit operating earnings in the fourth quarter 2002.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This Report includes various forward-looking statements regarding the Corporation which are subject to risks and uncertainties. Forward-looking statements include information concerning future results of operations and financial condition. Statements that contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” or similar expressions are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, and many factors could affect the future financial results of the Corporation. Accordingly, actual results may differ materially from those expressed or implied by the forward-looking statements contained in this Report. For those statements, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

      There are many factors that could cause actual results to differ materially from those in forward-looking statements, some of which are beyond the control of the Corporation. These factors include, but are not limited to:

•	Economic weakness and recession in the U.S. or the Corporation’s other main markets, including Canada and Western Europe;

•	Effects of significant changes in monetary or fiscal policies in the U.S. and abroad which could result in major currency fluctuations, including fluctuations in the Canadian dollar, Euro and British pound;

•	Significant changes in governmental policies domestically and abroad which could create trade restrictions, patent enforcement issues, adverse tax-rate changes and changes to tax treatment of items such as tax credits, withholding taxes, transfer pricing and other income and expense recognition for tax purposes, including changes in taxation of income generated in Puerto Rico;

•	Changes in environmental regulations and projected remediation technology advances that could impact expectations of remediation expenses;

•	Undiscovered liabilities arising from past acquisitions and dispositions of businesses;

•	Unexpected liabilities resulting from pending or future legal matters and risks associated with the coverage and cost of insurance;

•	Changes in customer demand for various products of Thomas & Betts that could affect its overall product mix, margins, plant utilization levels and asset valuations or simultaneous disruptions with a group of large customers;

•	The recoverability of long-lived assets, which could be impacted if the estimated future operating cash flows are not achieved; and

•	Failure to achieve estimated savings net of estimated costs in connection with, and unforeseen difficulties or time delays implementing, the Corporation’s comprehensive program to streamline production, improve productivity and reduce costs in its U.S., European and Mexican electrical products manufacturing facilities.

      The Corporation undertakes no obligation to revise the forward-looking statements included in this Report to reflect any future events or circumstances. The Corporation’s actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.

      For additional information about business risks facing the Corporation, investors should review Part I, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Business Risks” of the Corporation’s Annual Report on Form 10-K for the fiscal period ended December 30, 2001.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      For the period ended March 31, 2002, the Corporation did not experience any material changes in market risk disclosure that affect the quantitative and qualitative disclosures presented in its Annual Report on Form 10-K for the fiscal period ended December 30, 2001.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      See Note 13, “Contingencies,” of the condensed consolidated financial statements included herein.

ITEM 5.     OTHER INFORMATION

      (a) See “Cautionary Statement Regarding Forward-Looking Statements” included herein.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits are filed as part of this Report:

10.1	First Amendment to Credit and Security Agreement and Agreement to Release among the Corporation, as borrower, the Lenders listed therein and Wachovia Bank, N.A., as agent.
12	Statement re Computation of Ratio of Earnings to Fixed Charges

      (b) Reports on Form 8-K

On February 21, 2002, the Corporation filed a Current Report on Form 8-K, Item 5, related to the Corporation’s settlement of a lawsuit filed by ADC Telecommunications, Inc. in September 1998.

On February 28, 2002, the Corporation filed a Current Report on Form 8-K, Items 5, 7 and 9, commenting on its financial results for the fourth quarter and year ended 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMAS & BETTS CORPORATION
(Registrant)

By:	/s/ JOHN P. MURPHY

John P. Murphy
Senior Vice President and
Chief Financial Officer

Date: May 14, 2002

EXHIBIT INDEX

10.1	First Amendment to Credit and Security Agreement and Agreement to Release among the Corporation, as borrower, the Lenders listed therein and Wachovia Bank, N.A., as agent.
12	Statement re Computation of Ratio of Earnings to Fixed Charges