Form 10-Q
period 2002-06-30
THOMAS & BETTS CORP
filed 2002-08-12
CIK 97854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

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

Outstanding
Shares
at August 9,
Title of Each Class	2002

Common Stock, $.10 par value	58,298,434

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

Net sales	$341,279	$385,444	$683,330	$782,392
Cost of sales	263,780	292,112	522,052	597,175

Gross margin	77,499	93,332	161,278	185,217
Selling, general and administrative	73,809	88,577	146,405	181,607
Provision — restructured operations	361	—	1,626	—

Earnings from operations	3,329	4,755	13,247	3,610
Income from unconsolidated companies	398	245	1,100	3,679
Interest expense — net	(7,581)	(10,529)	(18,480)	(20,498)
Other (expense) income — net	1,200	(2,246)	441	(1,763)

Loss before income taxes	(2,654)	(7,775)	(3,692)	(14,972)
Income tax provision (benefit)	(3,023)	(2,410)	7,586	(4,641)

Net income (loss) before cumulative effect of an accounting change	369	(5,365)	(11,278)	(10,331)
Cumulative effect of an accounting change	—	—	(44,815)	—

Net earnings (loss)	$369	$(5,365)	$(56,093)	$(10,331)

Basic earnings(loss) per share:
Net earnings (loss) before cumulative effect of an accounting change	$0.01	$(0.09)	$(0.19)	$(0.18)
Cumulative effect of an accounting change	—	—	(0.77)	—

Net earnings (loss)	$0.01	$(0.09)	$(0.96)	$(0.18)

Diluted earnings (loss) per share:
Net earnings (loss) before cumulative effect of an accounting change	$0.01	$(0.09)	$(0.19)	$(0.18)
Cumulative effect of an accounting change	—	—	(0.77)	—

Net earnings (loss)	$0.01	$(0.09)	$(0.96)	$(0.18)

Average shares outstanding:
Basic	58,292	58,149	58,253	58,086
Diluted	58,459	58,149	58,253	58,086

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 30,
	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$205,574	$234,843
Marketable securities	48,433	6,982
Receivables — net	195,141	188,160
Inventories:
Finished goods	92,034	103,450
Work-in-process	25,188	23,839
Raw materials	68,960	64,790

Total inventories	186,182	192,079

Deferred income taxes	72,615	79,821
Income tax receivables	19,127	5,779
Prepaid expenses	11,751	13,222
Assets held for sale	43,416	49,417

Total Current Assets	782,239	770,303

Property, plant and equipment	694,408	690,319
Less accumulated depreciation	(394,117)	(381,239)

Net property, plant and equipment	300,291	309,080

Goodwill — net	434,035	473,871
Investments in unconsolidated companies	121,301	121,735
Deferred income taxes	2,119	50,148
Other assets	31,044	36,473

Total Assets	$1,671,029	$1,761,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$110,742	$54,002
Accounts payable	125,451	120,688
Accrued liabilities	127,760	176,959
Income taxes payable	5,629	4,060

Total Current Liabilities	369,582	355,709

Long-Term Liabilities
Long-term debt	557,807	618,035
Other long-term liabilities	104,364	104,581
Shareholders’ Equity
Common stock	5,830	5,816
Additional paid-in capital	342,911	340,265
Retained earnings	391,109	447,202
Unearned compensation-restricted stock	(4,073)	(2,831)
Accumulated other comprehensive income	(96,501)	(107,167)

Total Shareholders’ Equity	639,276	683,285

Total Liabilities and Shareholders’ Equity	$1,671,029	$1,761,610

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	June 30,	July 1,
	2002	2001

Cash Flows from Operating Activities:
Net loss	$(56,093)	$(10,331)
Cumulative effect of an accounting change	44,815	—

Net loss before cumulative effective of an accounting change	(11,278)	(10,331)
Adjustments:
Depreciation and amortization	26,269	40,923
Provision — restructured operations	1,626	—
Undistributed earnings from unconsolidated companies	(1,100)	(3,679)
Mark-to-market adjustment for derivative instruments	(981)	1,726
(Gain) loss on sale of property, plant and equipment	(998)	98
Deferred income taxes	55,058	37,021
Changes in operating assets and liabilities — net:
Receivables	(2,060)	58,457
Inventories	15,533	11,742
Accounts payable	2,707	(17,411)
Accrued liabilities	(31,559)	(28,980)
Accrued litigation	(20,000)	—
Income taxes payable (receivable)	(11,796)	(55,886)
Other	5,060	(32)

Net cash provided by operating activities	26,481	33,648

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(11,903)	(19,319)
Proceeds from sale of property, plant and equipment	1,726	—
Proceeds from divestitures of businesses	—	6,000
Marketable securities acquired	(43,275)	—
Proceeds from matured marketable securities	1,976	750

Net cash used in investing activities	(51,476)	(12,569)

Cash Flows from Financing Activities:
Decrease in borrowings with original maturities less than 90 days	—	(16,347)
Repayment of long-term debt and other borrowings	(7,976)	(4,142)
Stock options exercised	248	—
Cash dividends paid	—	(32,484)

Net cash used in financing activities	(7,728)	(52,973)

Effect of exchange-rate changes on cash	3,454	(2,189)

Net decrease in cash and cash equivalents	(29,269)	(34,083)
Cash and cash equivalents — beginning of period	234,843	207,331

Cash and cash equivalents — end of period	$205,574	$173,248

Cash payments for interest	$23,488	$24,324
Cash payments (refunds) for income taxes	$(39,400)	$14,903

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     Basis of Presentation

      In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for the fair presentation of the financial position as of June 30, 2002 and December 30, 2001 and the results of operations and cash flows for the periods ended June 30, 2002 and July 1, 2001.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal period ended December 30, 2001. The results of operations for the periods ended June 30, 2002 and July 1, 2001 are not necessarily indicative of the operating results for the full year.

      Certain reclassifications have been made to prior periods to conform to the current year presentation (See Note 13).

2.     Recently Issued Accounting Standards

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized, but must be tested for impairment at least annually. The impact of adopting SFAS No. 141 was not material. See Note 5 related to the adoption of SFAS No. 142.

      In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The impact of adopting SFAS No. 143 is not expected to be material.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 broadens the presentation of discontinued operations to include more transactions and eliminates the need to accrue for future operating losses. Additionally, SFAS No. 144 prohibits the retroactive classification of assets as held for sale and requires revisions to the depreciable lives of long-lived assets to be abandoned. SFAS No. 144 was effective December 31, 2001 for the Corporation. The impact of adopting SFAS No. 144 was not material. Prior to the December 31, 2001 adoption of SFAS No. 144, the Corporation had assets held for sale, which under the transitional provisions of that pronouncement, will continue to be accounted for in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Under provisions of SFAS No. 144, depreciation on assets held for sale was discontinued as of December 30, 2001.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The rescission of SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and SFAS No. 64, “Extinguishments of Debt made to Satisfy Sinking-Fund Requirements” eliminates an exception to general practice relating to the determination of whether certain items should be classified as extraordinary and is effective in fiscal years beginning after 2002, with earlier implementation encouraged. The amendment of SFAS No. 13, “Accounting for Leases” affects the accounting by the lessee for certain lease modifications that have economic effects similar to sale-leaseback transactions and is effective for transactions entered into after May 15, 2002. The rescission of SFAS No. 44, “Accounting for Intangible Assets for Motor Carriers” removes a no longer relevant standard from the authoritative literature. The rescission of SFAS No. 44 and all other provisions of

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. The impact of adopting SFAS No. 145 is not expected to be material.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires all companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities after December 31, 2002. The impact of adopting SFAS No. 146 is not expected to be material.

3.     Restricted Marketable Securities

      At June 30, 2002, Marketable Securities included approximately $20 million of investments which are pledged to secure letters of credit relating to certain tax refunds.

4.     Property, Plant and Equipment

      Property, plant and equipment is composed of the following:

	June 30,	December 30,
	2002	2001

	(In thousands)
Property, plant and equipment
Land	$14,426	$14,136
Buildings	155,679	154,367
Machinery and equipment	512,297	503,652
Construction-in-progress	12,006	18,164

	694,408	690,319
Less accumulated depreciation	(394,117)	(381,239)

	$300,291	$309,080

5.     Goodwill and Other Intangible Assets

      Effective December 31, 2001, the Corporation adopted SFAS No. 142. SFAS No. 142 requires a transitional and annual test of goodwill associated with reporting units for indications of impairment. During the second quarter 2002, the Corporation completed its transitional impairment assessment for indications of impairment as of December 31, 2001. No indications of impairment were noted for any reporting units within the Corporation’s segments, except within the HVAC segment. A second more detailed impairment assessment involving the implied fair value of goodwill resulted in a non-cash charge of $44.8 million associated with the Corporation’s HVAC segment. As required, this transitional charge has been recorded as a cumulative effect of an accounting change in the Corporation’s condensed consolidated statement of operations for the first quarter of 2002. In the future, the Corporation expects to complete its annual impairment assessment in the fourth quarter of each year, unless circumstances dictate more frequent assessments.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      The following SFAS No. 142 disclosures present the net loss and related per share amounts in the prior year periods as if amortization of goodwill had not been recorded. As of June 30, 2002, the Corporation has $0.9 million of other intangible assets, net of accumulated amortization, which it continues to amortize.

	Quarter Ended

	June 30,
	2002	July 1, 2001
(In thousands, except per share data)
			Add Back
			Goodwill
		As Reported	Amortization	As Adjusted

Loss before income taxes	$(2,654)	$(7,775)	$4,366	$(3,409)
Income tax provision (benefit)	(3,023)	(2,410)	24	(2,386)

Net earnings (loss)	$369	$(5,365)	$4,342	$(1,023)

Earnings (loss) per common share:
Basic	$0.01	$(0.09)	$0.07	$(0.02)

Diluted	$0.01	$(0.09)	$0.07	$(0.02)

Segment Earnings (Loss):
Electrical	$(771)	$3,986	$3,437	$7,423
Steel Structures	4,925	5,126	513	5,639
Communications	(275)	(2,783)	60	(2,723)
HVAC	209	(1,329)	356	(973)

Total reportable segment earnings	4,088	5,000	4,366	9,366

Provision — restructured operations	(361)	—	—	—
Interest expense — net	(7,581)	(10,529)	—	(10,529)
Other (expense) income — net	1,200	(2,246)	—	(2,246)

Loss before income taxes	$(2,654)	$(7,775)	$4,366	$(3,409)

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Six Months Ended

	June 30,
	2002	July 1, 2001
(In thousands, except per share data)
			Add Back
			Goodwill
		As Reported	Amortization	As Adjusted

Loss before income taxes	$(3,692)	$(14,972)	$7,916	$(7,056)
Income tax provision (benefit)	7,586	(4,641)	47	(4,594)

Net loss	$(11,278)	$(10,331)	$7,869	$(2,462)

Loss per common share:
Basic	$(0.19)	$(0.18)	$0.14	$(0.04)

Diluted	$(0.19)	$(0.18)	$0.14	$(0.04)

Segment Earnings (Loss):
Electrical	$1,906	$4,895	$6,106	$11,001
Steel Structures	8,833	8,668	1,026	9,694
Communications	3,812	(5,922)	72	(5,850)
HVAC	1,422	(352)	712	360

Total reportable segment earnings	15,973	7,289	7,916	15,205

Provision — restructured operations	(1,626)	—	—	—
Interest expense — net	(18,480)	(20,498)	—	(20,498)
Other (expense) income — net	441	(1,763)	—	(1,763)

Loss before income taxes	$(3,692)	$(14,972)	$7,916	$(7,056)

6.     Restructuring

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

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      Pre-tax charges associated with the project are expected to total approximately $80 to $85 million. As indicated below, the Corporation recorded $49.1 million in pre-tax charges in the fourth quarter of 2001 and $26.1 million during the six months ended June 30, 2002. The balance of the pre-tax charges is expected to be recorded over the remainder of 2002. The components of the 2001 and 2002 pre-tax charges related to this program are as follows:

	4th Quarter	1st Quarter	2nd Quarter	Year to Date
	2001	2002	2002	2002	Total
(In thousands)
Certain costs excluded from Electrical segment earnings:
Impairment charges on long-lived assets	$30,041	$—	$—	$—	$30,041
Provision — restructured operations	11,666	1,265	361	1,626	13,292
Cost of sales	3,047	—	—	—	3,047

Total excluded from Electrical segment earnings	44,754	1,265	361	1,626	46,380

Certain costs reflected in Electrical segment earnings:
Cost of sales	4,321	11,024	13,431	24,455	28,776

Total reflected in Electrical segment earnings	4,321	11,024	13,431	24,455	28,776

Total manufacturing plan costs	$49,075	$12,289	$13,792	$26,081	$75,156

      The following table summarizes the 2002 and 2001 restructuring provisions and activity:

	Original			Balance at
	2001	2002	2002	June 30,
	Provision	Provision	Payments	2002
(In thousands)
Severance and employee-related costs	$4,856	$1,517	$(3,948)	$2,425
Idle facility charges (recovery)	4,561	(1,408)	(707)	2,446
Other facility exit costs	2,249	1,517	(482)	3,284

	$11,666	$1,626	$(5,137)	$8,155

7.     Basic and Fully Diluted Earnings Per Share

      Basic earnings per share are computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net earnings (loss) by the sum of (1) the weighted-average number of shares of common stock outstanding during the period and (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method. Due to the net losses for the six months of 2002 and the quarter and six-month periods for 2001, the assumed net exercise of stock options in those periods was excluded, as the effect would have been anti-dilutive.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

8.     Income Taxes

      In the first quarter 2002, the Corporation elected to take advantage of recent changes in U.S. tax laws that allow companies to extend the carryback period for certain federal net operating losses from two to five years. The Corporation filed its 2001 and amended prior years federal tax returns to reflect this decision and carried back and realized all federal net operating losses that existed as of December 30, 2001. Accordingly, the Corporation became eligible to receive cash tax refunds of approximately $65 million, of which approximately $46 million was received in April 2002. As of June 30, 2002, the Corporation had approximately $19 million of remaining income tax refunds, including interest of approximately $3.3 million, which were received in late July 2002. In the first quarter of 2002, these events resulted in an $11.0 million net tax charge to earnings composed of a $22.9 million tax charge from converting certain foreign tax credits into foreign tax deductions and an $11.9 million tax benefit from releasing a federal valuation allowance as of December 30, 2001 on deferred tax assets associated with minimum pension liabilities. As a result of these events, long-term deferred income tax assets as of December 30, 2001, that were classified as a long-term asset “Deferred income taxes” in the accompanying balance sheet as of that date, have been reclassified to income tax receivables during the first quarter of 2002.

      During the second quarter 2002, the Corporation recorded a tax benefit of $2.2 million as a result of the favorable completion of several tax audits and a reduction of worldwide tax exposures.

      Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income and tax planning strategies, based on tax laws in effect as of June 30, 2002, will be sufficient to realize the recorded deferred tax assets, net of existing valuation allowances at June 30, 2002. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Projected future taxable income is based on management’s forecast of the operating results of the Corporation, and there can be no assurance that such results will be achieved. Management periodically reviews such forecasts in comparison with actual results and expected trends. Management has identified certain tax planning strategies that it could utilize to avoid the loss carryforwards expiring prior to their realization. These tax planning strategies include primarily sales of non-core assets. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize the net deferred tax assets, the Corporation will increase valuation allowances by a charge to income tax expense in the period of such determination. Additionally, if events change in subsequent periods which indicate that a previously recorded valuation allowance is no longer needed, the Corporation will decrease the valuation allowance by providing an income tax benefit in the period of such determination.

9.     Comprehensive Income (Loss)

      Total comprehensive income (loss) and its components are as follows:

	Quarter Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001
(In thousands)
Net earnings (loss)	$369	$(5,365)	$(56,093)	$(10,331)
Foreign currency translation adjustments	11,091	7,594	10,758	(6,233)
Unrealized losses on securities	(52)	(54)	(92)	(61)

Comprehensive income (loss)	$11,408	$2,175	$(45,427)	$(16,625)

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

10.     Derivative Instruments

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

      As of June 30, 2002 and December 30, 2001, the Corporation had outstanding commodities futures contracts of $5.6 million and $11.5 million, respectively. The Corporation had no outstanding forward foreign exchange contracts as of June 30, 2002 and December 30, 2001. Mark-to-market gains and losses for commodities futures are recorded in cost of sales. The gain (loss) impact of commodities futures and foreign exchange contracts in the statement of operations for the quarter and six months ended June 30, 2002 and July 1, 2001 was as follows:

	Quarter Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001
(In thousands)
Commodities futures	$64	$(122)	$981	$(876)
Forward foreign exchange contracts	—	(1,130)	—	(850)

	$64	$(1,252)	$981	$(1,726)

11.     Debt

      The Corporation’s long-term debt at June 30, 2002 and December 30, 2001 was:

	June 30,	December 30,
	2002	2001
(In thousands)
Notes payable	$605,016	$605,110
Non-U.S. borrowings	54,210	49,776
Industrial revenue bonds	7,055	11,155
Other	2,268	5,996

	668,549	672,037
Less current portion	110,742	54,002

Long-term debt	$557,807	$618,035

12.     Segment Disclosures

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

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      The Corporation’s reportable segments are based on a combination of product lines and channels to market, and represent the primary mode used to assess allocation of resources and performance. Management evaluates each segment’s profit or loss performance based on earnings before interest and taxes; foreign exchange gains and losses; impairments; restructuring; and certain other charges. The Corporation has no material inter-segment sales.

	Quarter Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001
(In thousands)
Net sales:
Electrical	$265,150	$302,040	$521,676	$611,680
Steel Structures	33,581	36,270	68,706	69,662
Communications	23,358	27,579	52,695	55,919
HVAC	19,190	19,555	40,253	45,131

Total net sales	$341,279	$385,444	$683,330	$782,392

Segment earnings (loss):
Electrical	$(771)	$3,986	$1,906	$4,895
Steel Structures	4,925	5,126	8,833	8,668
Communications	(275)	(2,783)	3,812	(5,922)
HVAC	209	(1,329)	1,422	(352)

Total reportable segment earnings	4,088	5,000	15,973	7,289

Provision — restructured operations	(361)	—	(1,626)	—
Interest expense — net	(7,581)	(10,529)	(18,480)	(20,498)
Other (expense) income — net	1,200	(2,246)	441	(1,763)

Loss before income taxes	$(2,654)	$(7,775)	$(3,692)	$(14,972)

      As of June 30, 2002, goodwill by reportable segment was $372.9 million for Electrical, $60.5 million for Steel Structures and $0.6 million for Communications.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

13.     Reclassifications

      To conform to current year presentation, research and development costs have been reclassified to cost of sales and amortization of intangibles has been reclassified to selling, general and administrative in the prior year condensed consolidated statement of operations. The table below reflects these reclassifications.

	2001

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total Year

	(In thousands)
Net sales	$396,948	$385,444	$373,186	$341,913	$1,497,491
Cost of sales	305,063	292,112	288,738	293,851	1,179,764

Gross margin	91,885	93,332	84,448	48,062	317,727
Gross margin — % of net sales	23.1%	24.2%	22.6%	14.1%	21.2%
Selling, general and administrative (SG&A)	93,030	88,577	85,600	73,840	341,047
SG&A — % of net sales	23.4%	23.0%	22.9%	21.6%	22.8%
Impairment charges on long-lived assets	—	—	36,637	46,644	83,281
Provision — restructured operations	—	—	—	11,666	11,666

Earnings (loss) from operations	$(1,145)	$4,755	$(37,789)	$(84,088)	$(118,267)

14.     Contingencies

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

      On July 24, 2002, the Court refrained from establishing a schedule for pre-trial discovery in this case. The Court instead ordered that the parties enter into formal mediation proceedings immediately. A formal order controlling the mediation is expected to be entered within 30 days.

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

      On January 4, 2001, the Commission issued a Formal Order of Investigation and subsequently required the production of additional documents, conducted interviews and took the testimony of certain current and former employees. During the second quarter of 2002, the Corporation certified to the Commission that it had completed the document production. Management is unable to express any opinion regarding the future course of this investigation; however, the Corporation intends to fully cooperate with the Commission during this process.

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

15.     Leviton Manufacturing Co., Inc.

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

Results of Operations

Comparison of Periods in 2002 with Periods in 2001

Consolidated Results

	Quarter Ended

	June 30, 2002		July 1, 2001(a)

	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales

Net sales	$341,279	100.0	$385,444	100.0
Gross margin	77,499	22.7	93,332	24.2
Selling, general and administrative	73,809	21.6	88,577	23.0
Provision — restructured operations	361	0.1	—	—
Earnings from operations	3,329	1.0	4,755	1.2
Income from unconsolidated companies	398	0.1	245	0.1
Interest expense — net	(7,581)	(2.2)	(10,529)	(2.7)

	Six Months Ended

	June 30, 2002		July 1, 2001(a)

	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales

Net sales	$683,330	100.0	$782,392	100.0
Gross margin	161,278	23.6	185,217	23.7
Selling, general and administrative	146,405	21.4	181,607	23.2
Provision — restructured operations	1,626	0.2	—	—
Earnings from operations	13,247	1.9	3,610	0.5
Income from unconsolidated companies	1,100	0.2	3,679	0.5
Interest expense — net	(18,480)	(2.7)	(20,498)	(2.6)

(a)	To conform to current year presentation, research and development costs have been reclassified to cost of sales and amortization of intangibles has been reclassified to selling, general and administrative in the prior year condensed consolidated statement of operations.

Manufacturing Consolidation and Efficiency Program

      In December 2001, Thomas & Betts announced a comprehensive manufacturing consolidation and efficiency program. The program affects approximately two-thirds of the Corporation’s total manufacturing operations, including all electrical products manufacturing plants in the United States, Europe and Mexico, and has three primary components: consolidating manufacturing capacity, improving processes and investing in tooling and equipment. The program is progressing on schedule and will be substantially complete by the end of the third quarter 2002.

      Thomas & Betts expects on-going pre-tax savings of approximately $45 to $50 million annually from the manufacturing consolidation and efficiency program. Pre-tax charges associated with the program are expected to total approximately $80 to $85 million, down slightly from earlier estimates of $80 to $90 million. As of June 30, 2002, Thomas & Betts had incurred $75 million of these charges. The Corporation recorded $49 million in pre-tax charges in the fourth quarter 2001 and $26 million during the first six months of 2002 of which $14 million were recorded in the second quarter of 2002. The balance of the pre-tax charges is expected to be recorded over the remainder of 2002.

Net Sales

      Second quarter 2002 sales were $341.3 million, down 11.5% compared to the second quarter 2001. Excluding revenues from product lines divested or discontinued, sales were down 4.7% compared to the year-ago period. For the six months ended June 30, 2002, the Corporation reported sales of $683.3 million, down 12.7% on a year-over-year basis. Excluding divested or discontinued product lines, sales would have been down 6.8% from the first half of 2001. The sales decline, excluding divested or discontinued product lines, was expected and is due mainly to continued weakness in the Corporation’s core electrical markets.

Gross Margin

      The gross margin was 22.7% of sales in the second quarter 2002, compared to 24.2% in the same period last year. For the first six months of 2002, the Corporation’s gross margin as a percent of sales was 23.6% as compared to 23.7% in the same period last year. Excluding $13.4 million and $24.4 million for the current quarter and six-month periods, respectively, in manufacturing plan costs included in cost of sales, the gross margin would have been 26.6% and 27.2% of sales, respectively, for the 2002 second quarter and year-to-date periods.

      Several factors contributed to the underlying improvement in the adjusted gross margin: lower manufacturing costs resulting from actions taken last year, as well as the initial benefit of the manufacturing restructuring program now underway; lower freight expense; and a revised pricing schedule in the Electrical segment that took effect January 1, 2002. The Corporation’s goal is to achieve a gross margin of at least 30% of sales.

Expenses

      Selling, general and administrative (SG&A) expense was $73.8 million, or 21.6% of sales in the quarter just ended, compared with $88.6 million, or 23.0% of sales, in the second quarter last year. On a comparable basis if goodwill amortization had not been reported in the prior year, SG&A for 2001 would have been $84.2 million, or 21.8% of sales for the second quarter. For the six-month period just ended, SG&A was $146.4 million, or 21.4% of sales. After adjustment of $7.9 million for amortization, SG&A would have been $173.7 million, or 22.2% of sales for the six months ended in 2001.

      The improvement in SG&A is due to actions taken over the past several quarters to strategically restructure the sales organization and realign corporate support functions commensurate with sales levels. The Corporation’s goal is to achieve SG&A expense as a percentage of annual sales at approximately 20% or less.

      During the quarter and six month periods ended June 30, 2002, the Corporation recorded pre-tax charges of $13.8 million and $26.1 million, respectively, for the manufacturing initiatives previously discussed. Of the total charges recorded, restructure charges totaled $0.4 million and $1.6 million for the current quarter and year-to-date periods. The remaining charges for manufacturing initiatives were included in cost of sales.

Earnings from operations

      Earnings from operations were $3.3 million for the second quarter 2002 compared to $4.8 million in the same period last year. Excluding $13.8 million in charges associated with the manufacturing restructuring program, operating earnings would have been $17.1 million in the three-month period ended June 30, 2002. When adjusted for the elimination of goodwill amortization in accordance with SFAS 142, we would have reported operating earnings of $9.1 million in the second quarter 2001.

      Earnings from operations for the first six months of 2002 were $13.2 million versus $3.6 million in operating earnings in the comparable period last year. Excluding $26.1 million in charges associated with the manufacturing restructuring program, operating earnings would have been $39.3 million for the six-month period ended June 30, 2002. Operating earnings for the first half of 2001 would have been $11.5 million when adjusted for the elimination of goodwill amortization in accordance with SFAS 142.

Income from Unconsolidated Companies

      Income from unconsolidated companies was $0.4 million for the second quarter 2002 compared to $0.2 million for the second quarter of 2001. The Corporation reported $1.1 million in earnings from unconsolidated companies in the first six months of 2002, compared to earnings of $3.7 million in the year-earlier period. Effective the beginning of fiscal year 2002, the Corporation changed its method of accounting for its investment in Leviton Manufacturing Co., Inc. from the equity to the cost method.

Interest Expense — Net

      Net interest expense in the second quarter 2002 was $7.6 million, compared with $10.5 million recorded a year ago. The 2002 year-to-date net interest expense was $18.5 million compared to $20.5 million for the same period in 2001. The decrease in net interest expense for the quarter and year-to-date 2002 periods is due primarily to interest income of $3.3 million recorded in the second quarter 2002 associated with income tax refunds. The Corporation’s interest income reflected in interest expense — net was $4.3 million and $1.6 million for the second quarter of 2002 and 2001, respectively, and $5.2 million and $3.9 million for the year-to-date 2002 and 2001 periods, respectively.

Income Taxes

      During the second quarter 2002, the Corporation recorded a tax benefit of $2.2 million as a result of the favorable completion of several tax audits and a reduction of worldwide tax exposures. Excluding this benefit, the 2002 second quarter effective tax rate was a benefit of 31%. In addition to the $2.2 million benefit recorded in the second quarter of 2002, the current six-month period effective tax rate reflects an $11.0 million net tax charge recorded in the first quarter of 2002. This net tax charge is composed of a $22.9 million tax charge related to converting certain foreign tax credits into foreign tax deductions and an $11.9 million tax benefit from releasing a federal valuation allowance as of December 30, 2001 on deferred tax assets associated with minimum pension liabilities. Excluding the net tax charge for the first quarter and the tax benefit for the second quarter, the 2002 year-to-date effective tax rate was a benefit of 31%. For the second quarter and six months in 2001, the effective tax rate was a benefit of 31%. See Note 8 in the Notes to Condensed Consolidated Financial Statements.

Cumulative Effect of an Accounting Change

      During the second quarter, Thomas & Betts completed its transitional evaluation of goodwill as of the beginning of 2002 as required under the new accounting standard SFAS No. 142. Consequently, the Corporation has revised its first quarter 2002 financial statements to reflect a $44.8 million non-cash charge to reflect an impairment of goodwill associated with its HVAC segment. This charge reflects the cumulative effect of adopting the accounting change and does not affect day-to-day operations of the Corporation. See Note 5 in the Notes to Condensed Consolidated Financial Statements.

Net Earnings (Loss)

      The Corporation reported net earnings of $0.4 million in the most recent quarter, or $0.01 per basic and diluted share. In the second quarter last year, the Corporation reported a $5.4 million loss, or a $0.09 loss per share. Excluding the manufacturing program charges, net earnings would have been $9.9 million or $0.17 per basic and diluted share in the most recent quarter. Thomas & Betts would have reported a net loss of $1.0 million in the second quarter 2001, or a loss per share of $0.02, after the elimination of goodwill amortization in accordance with SFAS No. 142.

      The Corporation’s year-to-date net loss was $56.1 million, or a loss of $0.96 per share, which compares to a loss of $10.3 million, or $0.18 loss per share, in the year-ago period. Excluding the aforementioned charges associated with the manufacturing restructuring program and the $44.8 million of transitional goodwill impairment charge, first half 2002 net earnings would have been $6.7 million, or $0.12 per basic and diluted share. In the first half last year, Thomas & Betts would have reported a net loss of $2.5 million or $0.04 loss per share, when adjusted for the elimination of goodwill.

Segment Results

      The Corporation has four reportable segments: Electrical, Steel Structures, Communications, and HVAC. The Corporation evaluates each segment’s profit or loss performance based on earnings before interest and taxes; foreign exchange gains and losses; impairments; restructuring; and certain other charges.

Electrical

      Sales for the Electrical segment were $265.2 million for the second quarter 2002, down 12.2% from the $302.0 million reported from the same period in 2001. Excluding divested and discontinued product sales, second quarter 2002 electrical sales were down 3.5%, due largely to weak conditions in industrial markets. Year-to-date sales for the Electrical segment were $521.7 million for 2002, down 14.7% from the $611.7 million for the same period of 2001. Excluding divested and discontinued product sales, 2002 electrical sales for the year were down 7.4% from 2001.

      The Electrical segment recorded a loss of $0.8 million for the second quarter 2002 versus earnings of $4.0 million in the year-ago period. Excluding $13.4 million in costs associated with the manufacturing restructuring program, the segment would have reported earnings of $12.6 million in the most recent quarter. On a comparable basis, the second quarter 2001 earnings would have been $7.4 million if goodwill amortization had not been recorded in the prior year. Year-to-date earnings for the Electrical segment were $1.9 million for 2002 and $4.9 million for 2001. Excluding $24.4 million in 2002 manufacturing restructuring program costs and $6.1 million in 2001 goodwill amortization, the six month Electrical segment earnings would reflect $26.3 million for 2002 and $11.0 million for 2001.

      The improvement in underlying adjusted Electrical segment performance is due to the impact of a new pricing schedule, lower manufacturing and freight costs and lower SG&A.

Steel Structures

      Second quarter 2002 sales in the Steel Structures segment were $33.6 million compared to $36.3 million in the year-ago period. The year-to-date segment sales decreased to $68.7 million for 2002 from $69.7 million for 2001.

      Steel Structures segment earnings were $4.9 million compared to $5.1 million recorded in the second quarter last year. Year-to-date segment earnings were $8.8 million for 2002 and $8.7 million for 2001. On a comparable basis if goodwill amortization had not been recorded in the prior year, the earnings for 2001 would have been $5.6 million and $9.7 million for the quarter and six-month periods, respectively. The decline in segment sales and earnings is due largely to the timing and mix of certain projects.

Communications

      The Corporation’s Communications segment reported sales of $23.4 million in the second quarter 2002, down 15.3% from the second quarter 2001. For the six-month period, the segment reported sales of $52.7 million for 2002 versus $55.9 million for 2001.

      This segment recorded a $0.3 million loss in the quarter compared to a $2.8 million loss in the year-earlier period. The year-to-date segment results reflect earnings of $3.8 million for 2002 versus a loss of $5.9 million for the same period in 2001. The significant improvement in earnings is due largely to tight operating and expense controls implemented last year in response to very weak market conditions and the cessation of depreciation on assets held for sale which had a positive impact on segment and consolidated results of $2.0 million and $3.9 million, respectively, for the quarter and six months ended June 30, 2002. Although the Corporation has significantly reduced costs in the segment, telecommunications and broadband markets remain severely depressed.

HVAC

      Sales in the HVAC segment were $19.2 million for the second quarter 2002, flat with the year-earlier period. Year-to-date segment sales decreased to $40.3 million for 2002 from $45.1 million for 2001. The continued recession in commercial and industrial markets negatively affected segment sales.

      HVAC segment earnings of $0.2 million in the current year quarter compares with a loss of $1.3 million in the prior year period. Segment earnings were $1.4 million in the current year-to-date period versus a loss of $0.4 million in the prior year period. On a comparable basis, if goodwill amortization had not been recorded in the prior year, the second quarter loss for 2001 would have been $1.0 million and the year-to-date earnings for 2001 would have been $0.3 million. Adjusted segment earnings improved largely due to cost improvements.

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

•	Revenue Recognition: The Corporation recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101. The Corporation recognizes revenue when finished products are shipped to unaffiliated customers and both title and risks of ownership are transferred. Sales discounts, quantity and price rebates, allowances and warranty costs are estimated based on contractual commitments and experience and recorded in the period in which the sale is recognized. Certain customers have the right to return goods under certain circumstances and those returns, which are reasonably estimable, are accrued at the time of shipment. Management analyzes historical returns and allowances, current economic trends and specific customer circumstances when evaluating the adequacy of accounts receivable related reserves and accruals.

•	Inventory Valuation: The Corporation periodically evaluates the carrying value of its inventories to ensure they are carried at the lower of cost or market. Such evaluation is based on management’s judgment and use of estimates. Such estimates incorporate inventory quantities on-hand, sales forecasts and gross margins for particular product groupings, planned dispositions of product lines and overall industry trends.

•	Impairment of Long-Lived Assets: The Corporation follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires a transitional and annual test of goodwill associated with reporting units for indications of impairment. Under the provisions of SFAS No. 142, during the second quarter 2002 the Corporation was required to identify its reporting units, determine the fair value of each reporting unit as of December 31, 2001, and compare the fair value to the reporting unit’s carrying amount as of December 31, 2001. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Corporation must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

Subsequent to the adoption, all the above procedures must also be updated prior to the Corporation’s 2002 year-end to determine if an indication exists during 2002 that a reporting unit’s goodwill has become impaired since the adoption date and, if applicable, to quantify an impairment charge during

2002. An impairment charge as of adoption is recognized net of tax as the cumulative effect of an accounting change in the statement of operations as of the beginning of 2002. An impairment charge, if any, subsequent to the adoption would be recorded to operating income.

Effective December 31, 2001, the Corporation adopted SFAS No. 142. During the second quarter 2002, the Corporation completed its transitional impairment assessment for indications of impairment as of December 31, 2001. No indications of impairment were noted for any reporting units within the Corporation’s segments, except within the HVAC segment. A second more detailed impairment assessment involving the implied fair value of goodwill resulted in a net-of-tax, non-cash charge of $44.8 million associated with the Corporation’s HVAC segment. As required, this transitional charge has been recorded as a cumulative effect of an accounting change in the Corporation’s consolidated statement of operations for the first quarter of 2002. In the future, the Corporation expects to complete its annual impairment assessment in the fourth quarter of each year; unless circumstances dictate more frequent assessments.

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

•	Income Taxes: The Corporation uses the asset and liability method of accounting for income taxes. That method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provides a valuation allowance based on a more-likely-than-not criteria. The Corporation has valuation allowances for deferred tax assets primarily associated with state operating loss carryforwards, tax credit carryforwards and deferred state income tax assets. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income, based on enacted tax law in effect as of June 30, 2002, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, which involve estimates and uncertainties, in making this assessment. Tax planning strategies include primarily sales of non-core assets. Projected future taxable income is based on management’s forecast of the operating results of the Corporation. Management periodically reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize net deferred tax assets, the Corporation will increase valuation allowances by a charge to income tax expense in the period of such determination.

•	Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of current available facts related to each site.

Liquidity and Capital Resources

      For the six months ended June 30, 2002, the Corporation’s cash and cash equivalents decreased to $205.6 million from $234.8 million at December 30, 2001. The decrease resulted from $51.5 million used in investing activities and $7.7 million used in financing activities which was offset by $26.5 million provided by operating activities.

Operating Activities

      Operating activities provided cash of $26.5 million in the first six months of 2002 as compared to cash provided by operating activities of $33.6 million for the year-ago period. The decrease is primarily a result of a significant reduction of accounts receivable during the prior year period. The cash provided by operations in 2002 was primarily attributable to a reduction in inventories. Operating activities for 2002 also reflect the positive impact of $46 million of cash tax refunds received which were offset by a $20 million payment for a previously announced patent lawsuit settlement and $26.1 million of costs incurred for the manufacturing consolidation and efficiency program.

      Working capital as of June 30, 2002 was $412.7 million compared with $414.6 million as of December 30, 2001. At June 30, 2002, accounts receivable were $195.1 million as compared to $188.2 million at the end of the fourth quarter 2001. As of June 30, 2002, Days Sales Outstanding had improved nearly 20% on a year-over-year basis. The Corporation has also maintained its focus on effectively managing inventory. Inventory levels were $186.2 million at the end of the second quarter 2002 versus $192.1 million as of December 30, 2001.

      During the fourth quarter 2001, the Corporation recorded an expense of $27 million for settlement of a patent infringement lawsuit. The Corporation paid $20 million related to this settlement in the first quarter of 2002 and the remaining $7 million will be paid in the fourth quarter of 2002.

      The Corporation became eligible to receive approximately $65 million in cash tax refunds as a result of the Corporation’s decision to extend the carryback period for net operating losses from two to five years as allowed under the Job Creation and Worker Assistance Act of 2002. During the second quarter 2002, the Corporation received approximately $46 million. As of June 30, 2002, the Corporation had approximately $19 million of remaining income tax refunds which were received in late July 2002.

Investing Activities

      The Corporation acquired $43.3 million of marketable securities during the first six months of 2002. Of the total securities acquired, approximately $20 million of investments are pledged to secure letters of credit relating to certain tax refunds. The Corporation had proceeds from matured marketable securities of approximately $2.0 million during 2002 as compared to $0.7 million of proceeds for the same period in 2001.

      During the first half of 2002, the Corporation had capital expenditures totaling $11.9 million, down from $19.3 million for the same period in 2001. The Corporation intends to continue to tightly manage capital expenditures. For the year 2002, capital expenditures, including approximately $15 million of expenditures associated with the Electrical segment’s manufacturing efficiency and consolidation initiatives, are projected to be $30 to $35 million, down from earlier estimates of $35 to $45 million.

      Investing activities for 2002 include proceeds of $1.7 million for the sale of property, plant and equipment and resulted in a gain of $1.7 million which has been reflected in other (expense) income — net in the accompanying Condensed Consolidated Statement of Operations. Proceeds from divestitures of businesses for 2001 of $6.0 million relate primarily to the February 2001 sale of the Corporation’s copper and zinc ground rods product line.

Financing Activities

      At June 30, 2002, net debt (total debt less cash, cash equivalents and marketable securities) was $414.5 million, down from the net debt total of $430.2 million as of December 30, 2001. Financing activities used cash during the first half of 2002 to repay approximately $8.0 million of debt. This compares to the first half of 2001 when $20.5 million was used to repay debt and $32.5 million was used to pay dividends. As of June 30, 2002, the Corporation has current maturities of long-term debt of $110.7 million. Of the current total debt, €50 million Euro (approximately US$48 million as of June 30, 2002) is due November 2002 and $60 million is due February 2003.

Credit Facilities

      The Corporation has a $100 million committed revolving credit facility with a bank group which is secured by, among other things, inventory and equipment located in the United States. Availability under the facility as of June 30, 2002 was $46 million before considering outstanding letters of credit of $35 million at June 30, 2002. This credit facility is subject to, among other things, limitations on equipment disposals, additional debt, liens and movement of equipment, and minimum liquidity requirements. This facility matures in November 2003. There were no borrowings outstanding under this facility as of June 30, 2002.

      The Corporation has a committed revolving credit facility with a Canadian bank which had availability as of June 30, 2002 of approximately C$30 million (approximately US$20 million as of June 30, 2002). This facility is secured by inventory and accounts receivable located in Canada. This facility matures in March 2004. There were no borrowings outstanding under this facility as of June 30, 2002.

      The Corporation has the option, at the time of drawing funds under either of the facilities discussed above, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank.

      The credit facilities contain standard covenants restricting investments, liens, debt, dispositions of collateral, and the payment of dividends, unless certain conditions are met. Also included are financial covenants regarding minimum liquidity and capital expenditures. The credit facilities contain standard events of default such as covenant default and cross-default. The Corporation is in compliance with all covenants or other requirements set forth in its credit agreements. Further, the Corporation does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, a downgrade in the Corporation’s credit rating could adversely affect the Corporation’s ability to renew existing, or obtain access to new, credit facilities in the future and could increase the cost of such facilities.

Off-Balance Sheet Program

      In September 2001, the Corporation established an asset-securitization program. The program permits the Corporation to continually sell accounts receivable through September 21, 2002, to a maximum of $120 million as needed as a source of liquidity. As of June 30, 2002, availability under this facility was approximately $72 million. The amount of accounts receivable sold from time to time depends on the level of eligible accounts receivable and restrictions on concentrations of receivables. At June 30, 2002, no receivables have been sold under this program.

      Except for the asset securitization program described in the preceding paragraph, at June 30, 2002, the Corporation did not have any other relationships with unconsolidated entities or financial partnerships (often referred to as structured finance or special purpose entities) which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Other

      Total dividends paid to shareholders were $32.5 million for the first six months of 2001. On July 24, 2001, the Corporation’s Board of Directors approved a change in the Corporation’s dividend payment practices and elected to retain its future earnings to fund the development and growth of its business. The Corporation does not presently anticipate declaring any cash dividends on the Corporation’s common stock in the foreseeable future. Future decisions concerning the payment of cash dividends on the Corporation’s common stock will depend upon its results of operations, financial condition, capital expenditure plans and other factors that the Board of Directors may consider relevant. The Corporation’s revolving credit agreements contain provisions that could restrict, as a practical matter, the Corporation’s ability to pay dividends during the term of those agreements.

      Including the asset-securitization facility discussed above, the Corporation’s aggregate availability of funds as of June 30, 2002 is approximately $138 million before considering outstanding letters of credit. Availability under the revolving credit facilities and the asset-securitization facility increases or decreases with fluctuations in the value of the underlying collateral and is subject to the satisfaction of various covenants. These are back up facilities which the Corporation currently does not expect to utilize in the foreseeable future.

      As a result of the current operating results, the Corporation may not be able to access the public capital markets on acceptable terms or rates or in a timely manner and future borrowings could be at higher rates or on more stringent terms. The Corporation currently expects to fund expenditures for capital requirements as well as other liquidity needs from a combination of existing cash balances, cash generated from operations, and proceeds from assets held for sale. These sources should be sufficient to meet the Corporation’s operating needs for the foreseeable future.

2002 Outlook

      Management expects third quarter 2002 sales to be down approximately ten percent on an absolute basis and down approximately five percent excluding divested and discontinued products on a year-over-year basis. Assuming economic recovery in the electrical industry occurs during the second half of 2002, management’s goal is to achieve low double-digit operating earnings in the fourth quarter 2002.

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

      There are many factors that could cause actual results to differ materially from those in forward-looking statements, some of which are beyond the control of the Corporation. These factors include, but are not limited to:

•	Economic weakness and recession in the U.S. or the Corporation’s other main markets, including Canada and Western Europe;

•	Effects of significant changes in monetary or fiscal policies in the U.S. and abroad which could result in major currency fluctuations, including fluctuations in the Canadian dollar, Euro and British pound;

•	Significant changes in governmental policies domestically and abroad which could create trade restrictions, patent enforcement issues, adverse tax-rate changes and changes to tax treatment of items such as tax credits, withholding taxes, transfer pricing and other income and expense recognition for tax purposes, including changes in taxation of income generated in Puerto Rico;

•	Changes in environmental regulations and projected remediation technology advances that could impact expectations of remediation expenses;

•	Undiscovered liabilities arising from past acquisitions and dispositions of businesses;

•	Unexpected liabilities resulting from pending or future legal matters and risks associated with the coverage and cost of insurance;

•	Availability and pricing of commodities and raw materials, especially steel, needed for the production of the Corporation’s products;

•	Changes in customer demand for various products of Thomas & Betts that could affect its overall product mix, margins, plant utilization levels and asset valuations or simultaneous disruptions with a group of large customers;

•	Changes in creditworthiness of major customers and suppliers;

•	The recoverability of long-lived assets, which could be impacted if the estimated future operating cash flows are not achieved; and

•	Failure to achieve estimated savings net of estimated costs in connection with, and unforeseen difficulties or time delays implementing, the Corporation’s comprehensive program to streamline production, improve productivity and reduce costs in its U.S., European and Mexican electrical products manufacturing facilities.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      For the period ended June 30, 2002, the Corporation did not experience any material changes in market risk disclosure that affect the quantitative and qualitative disclosures presented in its Annual Report on Form 10-K for the fiscal period ended December 30, 2001.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      See Note 14, “Contingencies,” in the Notes to Condensed Consolidated Financial Statements included herein.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The matters which were voted upon at the Registrant’s Annual Meeting of Shareholders held on May 1, 2002, and the results of the voting are set forth below:

	Nominees for Director	For	Withheld
1.
	Ernest H. Drew	49,838,835	444,068
	T. Kevin Dunnigan	49,838,933	443,970
	Jeananne K. Hauswald	49,846,374	436,529
	Dean Jernigan	49,836,213	446,690
	Ronald B. Kalich, Sr.	49,838,905	443,998
	Robert A. Kenkel	49,819,856	463,047
	Kenneth R. Masterson	49,843,067	439,836
	Jean-Paul Richard	49,843,038	439,865
	Jerre L. Stead	49,843,372	439,531
	William H. Waltrip	49,838,241	444,662

2.	A proposal to ratify the appointment of KPMG LLP as independent public accountants received 49,467,299 votes for and 611,529 votes against, with 204,075 abstentions and no broker non-votes.

ITEM 5.     OTHER INFORMATION

      (a) See “Cautionary Statement Regarding Forward-Looking Statements” included in Item 2 hereof.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits are filed as part of this Report:

10.1	Second Amendment to Credit and Security Agreement, dated June 21, 2002, among the Corporation, as borrower, the Lenders listed therein and Wachovia Bank, N.A., as agent.
10.2	First Amendment to Receivables Purchase Agreement, dated as of June 12, 2002, among TBSPV, Inc., as seller, the Corporation, as master servicer, Blue Ridge Asset Funding Corporation, as purchaser and Wachovia Bank, N.A., as administrative agent.
10.3	Second Amendment to Receivables Purchase Agreement, dated as of June 19, 2002, among TBSPV, Inc., as seller, the Corporation, as master servicer, Blue Ridge Asset Funding Corporation, as purchaser and Wachovia Bank, N.A., as administrative agent.
12	Statement re Computation of Ratio of Earnings to Fixed Charges
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

On April 25, 2002, the Corporation filed a Current Report on Form 8-K, Items 5, 7 and 9, commenting on its financial results for the first fiscal quarter of 2002.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMAS & BETTS CORPORATION
(Registrant)

By:	/s/ JOHN P. MURPHY

John P. Murphy
Senior Vice President and
Chief Financial Officer

Date: August 12, 2002

EXHIBIT INDEX

10.1	Second Amendment to Credit and Security Agreement, dated June 21, 2002, among the Corporation, as borrower, the Lenders listed therein and Wachovia Bank, N.A., as agent.
10.2	First Amendment to Receivables Purchase Agreement, dated as of June 12, 2002, among TBSPV, Inc., as seller, the Corporation, as master servicer, Blue Ridge Asset Funding Corporation, as purchaser and Wachovia Bank, N.A., as administrative agent.
10.3	Second Amendment to Receivables Purchase Agreement, dated as of June 19, 2002, among TBSPV, Inc., as seller, the Corporation, as master servicer, Blue Ridge Asset Funding Corporation, as purchaser and Wachovia Bank, N.A., as administrative agent.
12	Statement re Computation of Ratio of Earnings to Fixed Charges
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.