Form 10-Q
period 2002-09-29
THOMAS & BETTS CORP
filed 2002-11-12
CIK 97854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002.

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Title of Each Class	at November 8, 2002

Common Stock, $.10 par value	58,296,040

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001

Net sales	$327,469	$373,186	$1,010,799	$1,155,578
Cost of sales	245,704	288,738	767,756	885,913

Gross margin	81,765	84,448	243,043	269,665
Selling, general and administrative	68,342	85,600	214,747	267,207
Impairment charges on long-lived assets	—	36,637	—	36,637
Provision — restructured operations	59	—	1,685	—

Earnings (loss) from operations	13,364	(37,789)	26,611	(34,179)
Income (loss) from unconsolidated companies	936	(1,542)	2,036	2,137
Interest expense — net	(10,216)	(11,355)	(28,696)	(31,853)
Other expense — net	(19,472)	(483)	(19,031)	(2,246)

Loss before income taxes	(15,388)	(51,169)	(19,080)	(66,141)
Income tax provision (benefit)	(4,771)	(5,558)	2,815	(10,199)

Net loss before cumulative effect of an accounting change	(10,617)	(45,611)	(21,895)	(55,942)
Cumulative effect of an accounting change	—	—	(44,815)	—

Net loss	$(10,617)	$(45,611)	$(66,710)	$(55,942)

Basic loss per share:
Net loss before cumulative effect of an accounting change	$(0.18)	$(0.78)	$(0.37)	$(0.96)
Cumulative effect of an accounting change	—	—	(0.77)	—

Net loss	$(0.18)	$(0.78)	$(1.14)	$(0.96)

Diluted loss per share:
Net loss before cumulative effect of an accounting change	$(0.18)	$(0.78)	$(0.37)	$(0.96)
Cumulative effect of an accounting change	—	—	(0.77)	—

Net loss	$(0.18)	$(0.78)	$(1.14)	$(0.96)

Average shares outstanding:
Basic	58,298	58,150	58,266	58,105
Diluted	58,298	58,150	58,266	58,105

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)
(Unaudited)

	September 29,	December 30,
	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$217,145	$234,843
Marketable securities	53,280	6,982
Receivables — net	190,791	188,160
Inventories:
Finished goods	96,441	103,450
Work-in-process	28,214	23,839
Raw materials	73,839	64,790

Total inventories	198,494	192,079

Deferred income taxes	74,407	79,821
Income tax receivables	—	5,779
Prepaid expenses	8,063	13,222
Assets held for sale	41,539	49,417

Total Current Assets	783,719	770,303

Property, plant and equipment	683,912	690,319
Less accumulated depreciation	(392,450)	(381,239)

Net property, plant and equipment	291,462	309,080

Goodwill — net	436,872	473,871
Investments in unconsolidated companies	120,838	121,735
Deferred income taxes	11,639	50,148
Other assets	32,482	36,473

Total Assets	$1,677,012	$1,761,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$110,292	$54,002
Accounts payable	125,042	120,688
Accrued liabilities	145,557	176,959
Income taxes payable	8,392	4,060

Total Current Liabilities	389,283	355,709

Long-Term Liabilities
Long-term debt	560,683	618,035
Other long-term liabilities	100,347	104,581
Shareholders’ Equity
Common stock	5,830	5,816
Additional paid-in capital	342,911	340,265
Retained earnings	380,492	447,202
Unearned compensation-restricted stock	(3,490)	(2,831)
Accumulated other comprehensive income	(99,044)	(107,167)

Total Shareholders’ Equity	626,699	683,285

Total Liabilities and Shareholders’ Equity	$1,677,012	$1,761,610

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	September 29,	September 30,
	2002	2001

Cash Flows from Operating Activities:
Net loss	$(66,710)	$(55,942)
Cumulative effect of an accounting change	44,815	—

Net loss before cumulative effective of an accounting change	(21,895)	(55,942)
Adjustments:
Depreciation and amortization	38,049	61,612
Impairment charges on long-lived assets	—	36,637
Provision — restructured operations	1,685	—
Undistributed earnings from unconsolidated companies	(2,036)	(2,137)
Mark-to-market adjustment for derivative instruments	(593)	1,532
(Gain) loss on sale of property, plant and equipment	(995)	98
Deferred income taxes	43,213	(5,670)
Changes in operating assets and liabilities — net:
Receivables	3,616	63,543
Inventories	(1,264)	40,698
Assets held for sale	7,878	(25,202)
Accounts payable	1,635	(22,865)
Accrued liabilities	(35,557)	(40,580)
Income taxes payable/receivable	9,980	(22,248)
Other	10,468	12,609

Net cash provided by operating activities	54,184	42,085

Cash Flows from Investing Activities:
Purchases of and investments in businesses, net of $2,744 cash	(5,079)	—
Purchases of property, plant and equipment	(16,998)	(26,928)
Proceeds from sale of property, plant and equipment	3,603	—
Proceeds from divestitures of businesses	—	6,000
Marketable securities acquired	(71,699)	—
Proceeds from matured marketable securities	24,326	969

Net cash used in investing activities	(65,847)	(19,959)

Cash Flows from Financing Activities:
Decrease in borrowings with original maturities less than 90 days	—	(15,830)
Repayment of long-term debt and other borrowings	(9,522)	(6,330)
Stock options exercised	248	—
Cash dividends paid	—	(48,753)

Net cash used in financing activities	(9,274)	(70,913)

Effect of exchange-rate changes on cash	3,239	(1,641)

Net decrease in cash and cash equivalents	(17,698)	(50,428)
Cash and cash equivalents — beginning of period	234,843	207,331

Cash and cash equivalents — end of period	$217,145	$156,903

Cash payments for interest	$41,570	$43,664
Cash payments (refunds) for income taxes	$(51,513)	$12,822

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     Basis of Presentation

      In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for the fair presentation of the financial position as of September 29, 2002 and December 30, 2001 and the results of operations and cash flows for the periods ended September 29, 2002 and September 30, 2001.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal period ended December 30, 2001. The results of operations for the periods ended September 29, 2002 and September 30, 2001 are not necessarily indicative of the operating results for the full year.

      Certain reclassifications have been made to prior periods to conform to the current year presentation (See Note 14).

2.     Recently Issued Accounting Standards

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized, but must be tested for impairment at least annually. The impact of adopting SFAS No. 141 was not material. See Note 6 related to the adoption of SFAS No. 142.

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

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The rescission of

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and SFAS No. 64, “Extinguishments of Debt made to Satisfy Sinking-Fund Requirements” eliminates an exception to general practice relating to the determination of whether certain items should be classified as extraordinary. The amendment of SFAS No. 13, “Accounting for Leases” affects the accounting method used by a lessee for certain lease modifications that have economic effects similar to sale-leaseback transactions. This pronouncement is effective for transactions entered into after May 15, 2002. The impact of adopting SFAS No. 145 was not material.

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

3.     Acquisitions

      The Corporation completed one acquisition during the third quarter of 2002 for total consideration of approximately $8 million in cash. The transaction involved the Corporation acquiring all outstanding common stock of Group Thermalliance S.A., a French manufacturer of radiant heaters. A preliminary allocation of the purchase price to the assets and liabilities acquired has been performed in accordance with SFAS No. 141. Goodwill derived from the preliminary purchase price allocation is approximately $3 million and has been assigned to the HVAC segment. The Corporation intends to finalize the purchase price allocation for this transaction during the fourth quarter 2002. The accompanying Condensed Consolidated Statements of Operations do not include any operating results for the acquired entity.

4.     Marketable Securities

      At September 29, 2002, Marketable Securities included approximately $20 million of investments that are pledged to secure letters of credit relating to certain tax refunds.

5.     Property, Plant and Equipment

      Property, plant and equipment is composed of the following:

	September 29,	December 30,
	2002	2001

	(In thousands)
Property, plant and equipment
Land	$14,321	$14,136
Buildings	152,504	154,367
Machinery and equipment	506,324	503,652
Construction-in-progress	10,763	18,164

	683,912	690,319
Less accumulated depreciation	(392,450)	(381,239)

	$291,462	$309,080

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

6.     Goodwill and Other Intangible Assets

      Effective December 31, 2001, the Corporation adopted SFAS No. 142, which requires a transitional and annual test of goodwill associated with reporting units for indications of impairment. During the second quarter 2002, the Corporation completed its transitional impairment assessment as of December 31, 2001. No impairment was noted for any reporting units within the Corporation’s segments, except within the HVAC segment. A second more detailed impairment assessment involving the implied fair value of goodwill resulted in a non-cash charge of $44.8 million associated with the Corporation’s HVAC segment. This transitional charge was recorded as a cumulative effect of an accounting change in the Corporation’s condensed consolidated statement of operations for the first quarter of 2002. The Corporation expects to perform its annual impairment assessment in the fourth quarter of each year, unless circumstances dictate more frequent assessments.

      The following SFAS No. 142 disclosures present the net loss and related per share amounts in the prior year periods as if amortization of goodwill had not been recorded. As of September 29, 2002, the Corporation has $0.9 million of other intangible assets, net of accumulated amortization, which it continues to amortize.

	Quarter Ended

	September 29,
	2002	September 30, 2001
(In thousands, except per share data)
			Add Back
			Goodwill
		As Reported	Amortization	As Adjusted

Loss before income taxes	$(15,388)	$(51,169)	$3,907	$(47,262)
Income tax provision (benefit)	(4,771)	(5,558)	34	(5,524)

Net earnings (loss)	$(10,617)	$(45,611)	$3,873	$(41,738)

Earnings (loss) per common share:
Basic	$(0.18)	$(0.78)	$0.07	$(0.71)

Diluted	$(0.18)	$(0.78)	$0.07	$(0.71)

Segment Earnings (Loss):
Electrical	$10,836	$(7,659)	$3,006	$(4,653)
Steel Structures	5,190	4,835	511	5,346
Communications	(3,961)	(875)	36	(839)
HVAC	2,294	1,005	354	1,359

Total reportable segment earnings (loss)	14,359	(2,694)	3,907	1,213
Provision — restructured operations	(59)	—	—	—
Interest expense — net	(10,216)	(11,355)	—	(11,355)
Impairment charges on long-lived assets	—	(36,637)	—	(36,637)
Other expense — net	(19,472)	(483)	—	(483)

Loss before income taxes	$(15,388)	$(51,169)	$3,907	$(47,262)

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Nine Months Ended

	September 29,
	2002	September 30, 2001
(In thousands, except per share data)
			Add Back
			Goodwill
		As Reported	Amortization	As Adjusted

Loss before income taxes	$(19,080)	$(66,141)	$11,823	$(54,318)
Income tax provision (benefit)	2,815	(10,199)	81	(10,118)

Net loss before cumulative effect of an accounting change	$(21,895)	$(55,942)	$11,742	$(44,200)

Loss per common share before cumulative effect of an accounting change:
Basic	$(0.37)	$(0.96)	$0.20	$(0.76)

Diluted	$(0.37)	$(0.96)	$0.20	$(0.76)

Segment Earnings (Loss):
Electrical	$12,742	$(2,764)	$9,112	$6,348
Steel Structures	14,023	13,503	1,537	15,040
Communications	(149)	(6,797)	108	(6,689)
HVAC	3,716	653	1,066	1,719

Total reportable segment earnings	30,332	4,595	11,823	16,418
Provision — restructured operations	(1,685)	—	—	—
Interest expense — net	(28,696)	(31,853)	—	(31,853)
Impairment charges on long-lived assets	—	(36,637)	—	(36,637)
Other expense — net	(19,031)	(2,246)	—	(2,246)

Loss before income taxes	$(19,080)	$(66,141)	$11,823	$(54,318)

7.     Restructuring

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

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      As indicated below, the Corporation recorded $49.1 million in pre-tax charges in the fourth quarter of 2001 and $31.6 million in pre-tax charges during the nine months ended September 29, 2002 related to this program. The components of the 2001 and 2002 pre-tax charges are as follows:

	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	Year to Date
	2001	2002	2002	2002	2002	Total
(In thousands)
Certain costs excluded from Electrical segment earnings:
Impairment charges on long-lived assets	$30,041	$—	$—	$—	$—	$30,041
Provision — restructured operations	11,666	1,265	361	59	1,685	13,351
Cost of sales	3,047	—	—	—	—	3,047

Total excluded from Electrical segment earnings	44,754	1,265	361	59	1,685	46,439

Certain costs reflected in Electrical segment earnings:
Cost of sales	4,321	11,024	13,431	5,473	29,928	34,249

Total reflected in Electrical segment earnings	4,321	11,024	13,431	5,473	29,928	34,249

Total manufacturing plan costs	$49,075	$12,289	$13,792	$5,532	$31,613	$80,688

      The following table summarizes the 2002 and 2001 restructuring provisions and activity:

	Original	2002		Balance at
	2001	Provision	2002	September 29,
	Provision	(Recovery)	Payments	2002
(In thousands)
Severance and employee-related costs	$4,856	$1,576	$(4,759)	$1,673
Idle facility charges (recovery)	4,561	(1,408)	(721)	2,432
Purchase order commitments	—	1,471	(716)	755
Other facility exit costs	2,249	46	(656)	1,639

	$11,666	$1,685	$(6,852)	$6,499

8.     Basic and Fully Diluted Earnings Per Share

      Basic earnings per share are computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net earnings (loss) by the sum of (1) the weighted-average number of shares of common stock outstanding during the period and (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method. Due to the net losses for the quarter and nine-

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

month periods of 2002 and 2001, the assumed net exercise of stock options in those periods was excluded, as the effect would have been anti-dilutive.

9.     Income Taxes

      In the first quarter 2002, the Corporation elected to take advantage of recent changes in U.S. tax laws that allow companies to extend the carryback period for certain federal net operating losses from two to five years. The Corporation filed its 2001 and amended prior years federal tax returns to reflect this decision and carried back and realized all federal net operating losses that existed as of December 30, 2001. Accordingly, the Corporation became eligible to receive cash tax refunds of approximately $65 million, of which approximately $46 million was received in April 2002. Approximately $19 million, including interest of approximately $3.3 million, was received in July 2002. In the first quarter of 2002, these events resulted in an $11.0 million net tax charge to earnings comprised of a $22.9 million tax charge from converting certain foreign tax credits into foreign tax deductions and an $11.9 million tax benefit from releasing a federal valuation allowance as of December 30, 2001 on deferred tax assets associated with minimum pension liabilities. As a result of these events, long-term deferred income tax assets as of December 30, 2001, which were classified as a long-term asset “Deferred income taxes” in the accompanying balance sheet as of that date, were reclassified to income tax receivables during the first quarter of 2002. These receivables were subsequently collected during 2002.

      During the second quarter 2002, the Corporation recorded a tax benefit of $2.2 million as a result of the favorable completion of several tax audits and a reduction of worldwide tax exposures.

      Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income and tax planning strategies, based on tax laws in effect as of September 29, 2002, will be sufficient to realize the recorded deferred tax assets, net of existing valuation allowances at September 29, 2002. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Projected future taxable income is based on management’s forecast of the operating results of the Corporation, and there can be no assurance that such results will be achieved. Management periodically reviews such forecasts in comparison with actual results and expected trends. Management has identified certain tax planning strategies that it could utilize to avoid the loss carryforwards expiring prior to their realization. These tax planning strategies include primarily sales of non-core assets. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize the net deferred tax assets, the Corporation will increase valuation allowances by a charge to income tax expense in the period of such determination. Additionally, if events change in subsequent periods which indicate that a previously recorded valuation allowance is no longer needed, the Corporation will decrease the valuation allowance by providing an income tax benefit in the period of such determination.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

10.     Comprehensive Income (Loss)

      Total comprehensive income (loss) and its components are as follows:

	Quarter Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001
(In thousands)
Net loss	$(10,617)	$(45,611)	$(66,710)	$(55,942)
Foreign currency translation adjustments	(2,557)	(5,545)	8,201	(11,778)
Unrealized gains (losses) on securities	14	11	(78)	(50)

Comprehensive loss	$(13,160)	$(51,145)	$(58,587)	$(67,770)

11.     Derivative Instruments

      The Corporation is exposed to market risk from changes in raw material commodity prices, foreign-exchange rates, and interest rates. The Corporation may, at times, enter into various hedging transactions to reduce those risks. The Corporation does not enter into commodity or foreign currency or interest-rate transactions for speculative purposes.

Commodities Futures Contracts

      The Corporation is exposed to risk from fluctuating prices for certain commodities used to manufacture its products, primarily: copper, zinc and aluminum. At times, some of that risk is hedged through the use of futures contracts that fix the price the Corporation will pay for the commodity. These derivative instruments, if any, have not been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. As of September 29, 2002 and December 30, 2001, the Corporation had outstanding commodities futures contracts of $2.4 million and $11.5 million, respectively. Mark-to-market gains and losses for commodities futures are recorded in cost of sales.

Forward Foreign Exchange Contracts

      From time to time, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of certain foreign currencies. These derivative instruments, if any, have not been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. The Corporation had no outstanding forward foreign exchange contracts as of September 29, 2002 and December 30, 2001. Mark-to-market gains and losses for forward foreign exchange contracts are recorded in other expense — net.

Interest Rate Swap Agreements

      During September 2002, the Corporation entered into interest rate swap agreements (“interest swaps”) that effectively convert $250 million notional amount of debt from a fixed interest rate to a floating interest rate based on a six-month average of LIBOR plus the applicable spread. The

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

interest rate swaps qualify for the short-cut method of accounting for a fair value hedge under SFAS No. 133. The in-the-money fair value of the interest swaps totaled $2.5 million and is classified in other long-term assets as of September 29, 2002. An off-setting increase in the fair value of debt hedged has been reflected in the applicable debt balance as of September 29, 2002. As of September 29, 2002, the Corporation had interest rate swap agreements totaling a notional amount of $250 million with one-third maturing in each of the years 2006, 2008 and 2009. The amount to be paid or received under the interest rate swap agreements is recorded as a component of net interest expense.

      The gain (loss) impact of commodities futures contracts, forward foreign exchange contracts and interest swaps in the statement of operations for the quarter and nine months ended September 29, 2002 and September 30, 2001 was as follows:

	Quarter Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001
(In thousands)
Commodities futures	$(559)	$194	$422	$(682)
Forward foreign exchange contracts	—	—	—	(850)
Interest rate swaps	171	—	171	—

	$(388)	$194	$593	$(1,532)

12.     Debt

      The Corporation’s long-term debt at September 29, 2002 and December 30, 2001 was:

	September 29,	December 30,
	2002	2001
(In thousands)
Notes payable (See Note 11)	$607,530	$605,110
Non-U.S. borrowings	55,639	49,776
Industrial revenue bonds	7,055	11,155
Other	751	5,996

	670,975	672,037
Less current portion	110,292	54,002

Long-term debt	$560,683	$618,035

13.     Segment Disclosures

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

	Quarter Ended		Nine Months Ended

	September 29,	September 30,	September 29,	September 30,
	2002	2001	2002	2001
(In thousands)
Net sales:
Electrical	$255,793	$289,007	$777,469	$900,687
Steel Structures	32,028	35,050	100,734	104,712
Communications	15,110	25,690	67,805	81,609
HVAC	24,538	23,439	64,791	68,570

Total net sales	$327,469	$373,186	$1,010,799	$1,155,578

Segment earnings (loss):
Electrical	$10,836	$(7,659)	$12,742	$(2,764)
Steel Structures	5,190	4,835	14,023	13,503
Communications	(3,961)	(875)	(149)	(6,797)
HVAC	2,294	1,005	3,716	653

Total reportable segment earnings	14,359	(2,694)	30,332	4,595
Impairment, restructure and other special charges	(59)	(36,637)	(1,685)	(36,637)
Interest expense — net	(10,216)	(11,355)	(28,696)	(31,853)
Other expense — net	(19,472)	(483)	(19,031)	(2,246)

Loss before income taxes	$(15,388)	$(51,169)	$(19,080)	$(66,141)

      As of September 29, 2002, goodwill by reportable segment was approximately $372 million for Electrical, $61 million for Steel Structures, $1 million for Communications and $3 million for HVAC.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

14.     Reclassifications

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

15.     Contingencies

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

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      On July 24, 2002, the Court refrained from establishing a schedule for pre-trial discovery in this case. The Court instead ordered that the parties enter into formal mediation proceedings.

      On October 2, 2002, the parties executed a memorandum of understanding to settle the consolidated class action suit and subsequently filed a Stipulation and Agreement of Settlement with the Court. Under the terms of the Stipulation and Agreement, which is subject to approval by the Court, all claims against the Corporation, Mr. Moore and Mr. Jones will be dismissed in their entirety without admission of liability or wrongdoing. The plaintiffs would receive $46.5 million in cash. The Corporation’s directors and officers insurance carriers paid into an escrow account approximately $27.5 million of the settlement. The Corporation recorded a pre-tax charge of approximately $19 million in the third quarter of 2002 for its portion of the settlement and paid this amount into an escrow account in early October 2002. On November 5, 2002, the Court ordered a fairness hearing on the Stipulation and Agreement for December 20, 2002.

      Should the Court deny the parties’ request to approve the settlement, the Corporation intends to contest the litigation vigorously. At this time, the Corporation is unable to predict the outcome of this litigation and its ultimate effect, if any, on the financial condition of the Corporation should the settlement not be approved by the Court. However, management believes that there are meritorious defenses to the claims. Should the litigation continue, Mr. Moore and Mr. Jones may be entitled to indemnification by the Corporation in connection with this litigation.

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

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

16.     Leviton Manufacturing Co., Inc.

      Prior to 2002, the Corporation recorded its investment in Leviton Manufacturing Co., Inc. (“Leviton”) using the equity method. The Corporation’s ability to exercise significant influence effectively ended in January 2002 with the retirement of the Corporation’s primary liaison between Leviton’s management and the Corporation. In addition, the Corporation’s current management does not have a relationship with Leviton’s management at this time from which it could exercise such influence were it so inclined. In light of these developments, the Corporation determined that it no longer has the ability to influence the operating and financial policies of Leviton. Therefore, GAAP requires that the Corporation adopt the cost method of accounting for this investment on a prospective basis beginning in the first quarter of 2002. The Corporation adopted the cost method of accounting for its investment in Leviton beginning in the first quarter of 2002.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of Periods in 2002 with Periods in 2001

Consolidated Results

	Quarter Ended

	September 29, 2002		September 30, 2001(a)

	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales

Net sales	$327,469	100.0	$373,186	100.0
Gross margin	81,765	25.0	84,448	22.6
Selling, general and administrative	68,342	20.9	85,600	22.9
Provision — restructured operations	59	—	—	—
Earnings (loss) from operations	13,364	4.1	(37,789)	(10.1)
Income (loss) from unconsolidated companies	936	0.3	(1,542)	(0.4)
Interest expense — net	(10,216)	(3.1)	(11,355)	(3.0)
Other expense — net	(19,472)	(6.0)	(483)	(0.1)

	Nine Months Ended

	September 29, 2002		September 30, 2001(a)

	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales

Net sales	$1,010,799	100.0	$1,155,578	100.0
Gross margin	243,043	24.0	269,665	23.3
Selling, general and administrative	214,747	21.2	267,207	23.1
Provision — restructured operations	1,685	0.2	—	—
Earnings (loss) from operations	26,611	2.6	(34,179)	(3.0)
Income from unconsolidated companies	2,036	0.2	2,137	0.2
Interest expense — net	(28,696)	(2.8)	(31,853)	(2.8)
Other expense — net	(19,031)	(1.9)	(2,246)	(0.2)

(a)	To conform to current year presentation, research and development costs have been reclassified to cost of sales and amortization of intangibles has been reclassified to selling, general and administrative in the prior year condensed consolidated statement of operations.

Manufacturing Restructuring Program

      In December 2001, the Corporation announced a comprehensive manufacturing consolidation and efficiency program. The program affects approximately two-thirds of the Corporation’s total manufacturing operations, including all electrical products manufacturing plants in the United States, Europe and Mexico, and has three primary components: consolidating manufacturing capacity, improving processes and investing in tooling and equipment.

      The Corporation expects on-going pre-tax savings of approximately $45 to $50 million annually from the manufacturing restructuring program. Since beginning the program in late 2001, the Corporation has incurred $80.7 million in charges related to the manufacturing restructuring program. The Corporation recorded $49.1 million in pre-tax charges in the fourth quarter 2001 and $31.6 million during the first nine months of 2002, of which $5.5 million were recorded in the third quarter of 2002. The Corporation may incur a final, nominal charge in the fourth quarter of 2002 as the manufacturing restructuring program draws to an end. Total charges associated with the project are expected to be at the low end of management’s $80 to $90 million original estimate.

Net Sales

      Sales for the third quarter 2002 were $327.5 million, down 12.3% compared to the same period last year. For the first nine months of 2002, the Corporation reported sales of $1.0 billion, down 12.5% on a year-over-year basis. The sales decline is due mainly to continued weakness in the Corporation’s U.S. commercial and industrial markets and the divestiture or discontinuation of certain non-strategic product lines. Excluding divested or discontinued product lines, sales were down 7.4% and 7.0% from the third quarter and first nine months of 2001, respectively.

Gross Margin

      The Corporation’s gross margin for the third quarter 2002 was 25.0% of sales, compared to 22.6% in the same period last year. For the first nine months of 2002, the Corporation’s gross margin as a percent of sales was 24.0% as compared to 23.3% in the same period last year. Several factors, including lower manufacturing costs; lower freight expense; and improved pricing in the Electrical segment, contributed to the improvement. The Corporation’s short-term goal is to achieve a gross margin of at least 30% as a percentage of sales when demand strengthens in its core markets.

      The current quarter’s gross margin includes $5.5 million in charges associated with final stages of a previously announced manufacturing restructuring program and $4.6 million reserved for exposure associated with the bankruptcy of a major customer in the Corporation’s Communications segment. Third quarter 2001 gross margin includes $3.2 million of other asset write-offs associated with the sale of lighting product lines and $3.3 million of severance costs related to a rationalization program.

      For the first nine months of 2002, $29.9 million in charges associated with the manufacturing restructuring program, $5.7 million in cessation of depreciation on assets held for sale, and $4.6 million reserved for exposure associated with the bankruptcy of a major customer in the Corporation’s Communications segment impacted gross margin. Gross margin for the first nine months of 2001 includes $3.2 million of other asset write-offs associated with the sale of lighting product lines and $3.3 million of severance costs related to a rationalization program.

Expenses

      Selling, general and administrative (SG&A) expense, as a percent of sales, improved year-over-year. SG&A was $68.3 million, or 20.9% of sales in the quarter just ended, compared to $85.6 million, or 22.9% of sales, in the third quarter 2001. For the nine-month period just ended, SG&A was $214.7 million, or 21.2% of sales, compared to $267.2 million, or 23.1% of sales, for the first nine months of 2001. The improvement in SG&A is primarily due to actions taken over the past several quarters to align sales and support functions with sales levels and to tightly manage expenses. Prior year periods included $1.5 million of severance costs related to a rationalization program. The elimination of goodwill amortization also contributed to lower SG&A. The Corporation’s short-term goal is to achieve SG&A of 20 percent or less as a percentage of sales when demand strengthens in its core markets.

      If goodwill amortization had not been reported in the prior year, SG&A for 2001 would have been $81.7 million, or 21.9% of sales for the third quarter and $255.4 million, or 22.1% of sales for the nine months ended.

Earnings (Loss) from Operations

      Earnings from operations were $13.4 million for the third quarter 2002 compared to a loss of $37.8 million in the third quarter 2001. The current quarter’s operating earnings include $5.5 million in charges associated with final stages of a previously announced manufacturing restructuring program and $4.6 million reserved for exposure associated with the bankruptcy of a major customer in the Corporation’s Communications segment. Third quarter 2001 operating earnings include $3.9 million in goodwill amortization and $44.6 million in charges comprised of $39.8 million related to the sale of the Corporation’s American Electric and Dark-to-Light lighting product lines and $4.8 million of severance costs related to a rationalization program.

      Earnings from operations for the first nine months of 2002 were $26.6 million compared to a $34.2 million loss from operations in the comparable period last year. For the first nine months of 2002, $31.6 million in charges associated with the manufacturing restructuring program, $5.7 million in cessation of depreciation on assets held for sale, and $4.6 million reserved for exposure associated with the bankruptcy of a major customer in the Corporation’s Communications segment impacted earnings from operations. Earnings from operations for the first nine months of 2001 include $11.8 million in goodwill amortization and $44.6 million comprised of $39.8 million in charges related to the sale of the Corporation’s American Electric and Dark-to-Light lighting product lines and $4.8 million of severance costs related to a rationalization program.

Income (Loss) from Unconsolidated Companies

      Income from unconsolidated companies was $0.9 million for the third quarter 2002 compared to a loss of $1.5 million for the third quarter of 2001. The Corporation reported $2.0 million in earnings from unconsolidated companies in the first nine months of 2002, compared to earnings of $2.1 million in the year-earlier period. Effective the beginning of fiscal year 2002, the Corporation changed its method of accounting for its investment in Leviton Manufacturing Co., Inc. from the equity to the cost method. See also Note 16 in the Notes to Condensed Consolidated Financial Statements.

Interest Expense — Net

      Net interest expense in the third quarter 2002 was $10.2 million, compared with $11.4 million recorded a year ago. Net interest expense in the third quarter 2002 reflects a $0.2 million reduction associated with interest rate swap agreements completed during September 2002 that effectively converted $250 million notional amount of debt from a fixed interest rate to a floating interest rate based on a six-month moving average of LIBOR plus the applicable spread. The prior year third quarter included a $0.5 million charge for termination fees associated with a previous line of credit. The 2002 year-to-date net interest expense was $28.7 million compared to $31.9 million for the same period in 2001. The decrease in year-to-date net interest expense is due primarily to interest income of $3.3 million recorded in the second quarter 2002 associated with income tax refunds. The Corporation’s interest income included in net interest expense was $1.2 million and $1.3 million for the third quarter of 2002 and 2001, respectively, reflecting lower current year interest rates. Interest income was $6.5 million and $5.2 million for the year-to-date 2002 and 2001 periods, respectively.

Other Expense — Net

      Other expense — net in the third quarter 2002 was $19.5 million, compared with $0.5 million recorded a year ago. The 2002 year-to-date other expense — net was $19.0 million compared to $2.2 million for the same period in 2001. The current year quarter and nine months ended included $19.0 million related to the settlement of a consolidated securities class-action lawsuit. See also Note 15 in the Notes to Condensed Consolidated Financial Statements.

Income Taxes

      The effective income tax rate in the third quarter 2002 was a benefit of (31%) compared to a benefit of (10.9%) in 2001. The lower rate in 2001 reflects impairment charges in long-lived assets, which were largely related to non-deductible goodwill.

      The effective income tax rate for the nine-month period 2002 was a provision of 14.8% compared to a benefit of (15.4%) in 2001. The current nine-month period effective tax rate reflects an $11.0 million net tax charge recorded in the first quarter of 2002 and a tax benefit of $2.2 million recorded in the second quarter of 2002. The net tax charge recorded in the first quarter is comprised of a $22.9 million tax charge related to converting certain foreign tax credits into foreign tax deductions and an $11.9 million tax benefit from releasing a federal valuation allowance as of December 30, 2001 on deferred tax assets associated with minimum pension liabilities. The tax benefit recorded in the second quarter is a result of completing several tax audits and a reduction of worldwide tax exposures. The effective tax rate in 2001 reflects impairment charges in long-lived assets, which were largely related to non-deductible goodwill. See also Note 9 in the Notes to Condensed Consolidated Financial Statements.

Cumulative Effect of an Accounting Change

      During the second quarter of 2002, the Corporation completed its transitional evaluation of goodwill as of the beginning of 2002 as required under the new accounting standard SFAS No. 142. Consequently, the Corporation revised its first quarter 2002 financial statements to reflect a $44.8 million non-cash charge for an impairment of goodwill associated with its HVAC segment. This charge reflects the cumulative effect of adopting the accounting change and does not affect day-to-day operations of the Corporation. See Note 6 in the Notes to Condensed Consolidated Financial Statements.

Net Loss

      The Corporation reported a net loss of $10.6 million, or $0.18 loss per share, in the quarter just ended. The current quarter includes $3.8 million net-of-tax ($5.5 million pre-tax) in charges associated with the final stages of a previously announced manufacturing restructuring program, $3.2 million net-of-tax ($4.6 million pre-tax) reserved for exposure associated with the bankruptcy of a major customer in the Corporation’s Communications segment and a $13.1 million net-of-tax charge ($19.0 million pre-tax) related to the settlement of a consolidated securities class-action lawsuit. In the third quarter last year, the Corporation reported a $45.6 million loss, or a $0.78 loss per share, which, when adjusted for the elimination of goodwill amortization in accordance with SFAS No. 142, would have been a net loss of $41.7 million, or a loss per share of $0.71. Third quarter 2001 results also include $41.1 million net-of-tax charges ($44.6 million pre-tax) comprised of $37.8 million ($39.8 million pre-tax) related to the sale of the Corporation’s American Electric and Dark-to-Light lighting product lines and $3.3 million ($4.8 million pre-tax) of severance costs related to a rationalization program.

      The Corporation’s year-to-date net loss was $66.7 million, or $1.14 loss per share, compared to a loss of $55.9 million, or $0.96 loss per share, in the year-ago period. When adjusted for the elimination of goodwill amortization, nine-month 2001 results would improve by $11.7 million. Results for the first nine months of 2002 include $21.8 million net-of-tax charges ($31.6 million pre-tax) associated with the manufacturing restructuring program, $13.1 million net-of-tax charge ($19.0 million pre-tax) for the settlement of the consolidated securities class-action lawsuit, and a $44.8 million goodwill impairment charge. The year-to-date results also reflect the cessation of depreciation totaling $3.9 million (pre-tax $5.7 million) on assets held for sale. Results for the first nine months of 2001 include $41.1 million in net-of-tax charges ($44.6 million pre-tax) comprised of $37.8 million ($39.8 million pre-tax) in charges relating to the sale of the Corporation’s American Electric and Dark-to-Light lighting product lines and $3.3 million ($4.8 million pre-tax) of severance costs related to a rationalization program.

Segment Results

      The Corporation has four reportable segments: Electrical, Steel Structures, Communications, and HVAC. The Corporation evaluates each segment’s profit or loss performance based on earnings before interest and taxes; foreign exchange gains and losses; impairments; restructuring; and certain other charges.

Electrical

      Third quarter 2002 sales for the Electrical segment were $255.8 million, down 11.5% from the same period last year. Year-to-date sales for the Electrical segment were $777.5 million for 2002, down 13.7% from the $900.7 million for the same period of 2001. Excluding divested and discontinued product sales, third quarter and year-to-date Electrical segment sales were down 5.1% and 6.6%, respectively, due largely to continued weakness in U.S. commercial and industrial construction markets, original equipment manufacturing markets and lower across-the-board capital spending by domestic manufacturers.

      Electrical segment earnings were $10.8 million in the third quarter 2002 versus a loss of $7.7 million in the third quarter 2001. Year-to-date earnings for the Electrical segment were $12.7 million for 2002 versus a year-to-date loss of $2.8 million for 2001. When adjusted for the elimination of goodwill amortization in accordance with SFAS 142, the segment would have reported a loss of $4.7 million and earnings of $6.3 million in the 2001 quarter and year-to-date periods, respectively. The improvement in Electrical segment performance is due to the many actions taken by the Corporation to lower manufacturing, freight, and SG&A expenses as well as improved selling prices.

      Both the 2002 and 2001 third quarter and year-to-date segment results were adversely impacted by various charges. Segment results for the third quarter include $5.5 million for manufacturing restructuring in 2002 and $7.1 million for asset disposition and severance costs in 2001. Segment results for the nine-month periods include $29.9 million manufacturing restructuring program costs in 2002 and $7.1 million for asset disposition and severance costs in 2001.

Steel Structures

      Third quarter 2002 sales in the Steel Structures segment were $32.0 million compared to $35.1 million in the year-ago period. The year-to-date segment sales decreased to $100.7 million for 2002 from $104.7 million for 2001.

      Segment earnings for third quarter 2002 were $5.2 million compared to $4.8 million recorded in the third quarter last year. Year-to-date segment earnings were $14.0 million for 2002 and $13.5 million for 2001. On a comparable basis if goodwill amortization had not been recorded in the prior year, the earnings for 2001 would have been $5.3 million and $15.0 million for the quarter and nine-month periods, respectively. Demand in this segment has softened due to delayed spending by utilities on expanding the power transmission grid.

Communications

      Sales in the Corporation’s Communications segment were $15.1 million in the third quarter 2002 compared to $25.7 million in the same quarter 2001. For the nine-month period, the segment reported sales of $67.8 million for 2002 versus $81.6 million for 2001. The segment recorded a $4.0 million loss in the quarter compared to a $0.9 million loss in the year-earlier period. The year-to-date segment results reflect a loss of $0.1 million for 2002 versus a loss of $6.8 million for the same period in 2001. On a comparable basis if goodwill amortization had not been recorded in the prior year, the earnings for 2001 would have been $0.8 million and $6.7 million for the quarter and nine-month periods, respectively.

      Both sales and earnings for 2002 were adversely impacted by a $4.6 million charge for exposure associated with the bankruptcy of a large customer in the cable TV industry. The results for 2002 reflect the cessation of depreciation on assets held for sale which had a positive impact on segment and consolidated results of $1.8 million and $5.7 million, respectively, for the quarter and nine months ended September 29, 2002. Although the Corporation has significantly reduced costs in the segment, telecommunications and broadband markets remain severely depressed.

HVAC

      Sales in the HVAC segment were $24.5 million for the third quarter 2002, up slightly from the year-earlier period. Year-to-date segment sales decreased to $64.8 million for 2002 from $68.6 million for 2001. The continued weakness in commercial and industrial markets negatively affected segment sales.

      The segment reported earnings of $2.3 million in the current year quarter, an improvement over the $1.0 million reported in the third quarter 2001. Segment earnings were $3.7 million in the current year-to-date period versus earnings of $0.7 million in the prior year period. On a comparable basis, if goodwill amortization had not been recorded in the prior year, the third quarter earnings for 2001 would have been $1.4 million and the year-to-date earnings for 2001 would have been $1.7 million. Although market demand remains at historically low levels, tight expense controls helped boost segment performance. Segment earnings do not include any operating results for the entity acquired during the third quarter of 2002.

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

Effective December 31, 2001, the Corporation adopted SFAS No. 142. During the second quarter 2002, the Corporation completed its transitional impairment assessment as of December 31, 2001. No impairment was noted for any reporting units within the Corporation’s segments, except within the HVAC segment. A second more detailed impairment assessment involving the implied fair value of goodwill resulted in a net-of-tax, non-cash charge of $44.8 million associated with the Corporation’s HVAC segment. This transitional charge has been recorded as a cumulative effect of an accounting change in the Corporation’s consolidated statement of operations for the first quarter of 2002. The Corporation expects to perform its annual impairment assessment in the fourth quarter of each year, unless circumstances dictate more frequent assessments.

Effective December 30, 2001, the Corporation adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and certain intangible assets. For purposes of recognizing and measuring impairment of long-lived assets, the Corporation evaluates assets for associated product groups. The Corporation reviews long-lived assets to be held-and-used for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of the primary asset in the associated product groups is less than the carrying amount of the assets, the assets are considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, the Corporation estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets. Assets to be disposed of are reported at the lower of carrying amount of fair value less costs to sell.

•	Income Taxes: The Corporation uses the asset and liability method of accounting for income taxes. That method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provides a valuation allowance based on a more-likely-than-not criteria. The Corporation has valuation allowances for deferred tax assets primarily associated with state operating loss carryforwards, tax credit carryforwards and deferred state income tax assets. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income, based on enacted tax law in effect as of September 29, 2002, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, which involve estimates and uncertainties, in making this assessment. Tax planning strategies include primarily sales of non-core assets. Projected future taxable income is based on management’s forecast of the operating results of the Corporation. Management periodically reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize net deferred tax assets, the Corporation will increase valuation allowances by a charge to income tax expense in the period of such determination.

•	Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of current available facts related to each site.

Liquidity and Capital Resources

      For the nine months ended September 29, 2002, the Corporation’s cash and cash equivalents decreased to $217.1 million from $234.8 million at December 30, 2001. The $54.2 million of cash provided by operating activities was offset by $65.8 million used in investing activities and $9.3 million used in financing activities.

Operating Activities

      Operating activities provided cash of $54.2 million in the first nine months of 2002 as compared to cash provided by operating activities of $42.1 million for the year-ago period. Operating activities for 2002 reflect the positive impact of $65 million of cash tax refunds received which were offset somewhat by a $20 million payment for a previously announced patent lawsuit settlement and approximately $37 million of costs paid for the manufacturing restructuring program. Cash provided from operations in 2001 was primarily a result of a significant reduction in accounts receivable.

      As of September 29, 2002, the Corporation’s working capital (total current assets less total current liabilities) was $394.4 million, down $20.2 million from December 30, 2001. This year-to-date net reduction in working capital reflects an increase in current maturities of long-term debt, a reduction in current income tax asset accounts, and a reduction in assets held for sale, which were partially offset by a reduction in accrued liabilities, an increase in net cash (cash, cash equivalents, and marketable securities), and a modest increase in inventories. The reduction in accrued liabilities reflects a $20 million payment during 2002 of a previously accrued patent lawsuit settlement. The increase in inventories is due largely to seasonality in the Corporation’s HVAC business, the need to support equipment moves related to the Electrical segment’s manufacturing restructuring program, and increased inventory resulting from a third quarter 2002 acquisition in the HVAC segment.

      Year-to-date 2002 cash flow activities associated with assets held for sale reflect primarily a reduction in Communications segment inventory since December 30, 2001. Year-to-date 2001 cash flow activities reflect American Electric and Dark-to-Light lighting held for sale assets as of September 30, 2001 that were subsequently sold on October 19, 2001.

      During the fourth quarter 2001, the Corporation recorded an expense of $27 million for settlement of a patent infringement lawsuit. The Corporation paid $20 million related to this settlement in the first quarter of 2002 and the remaining $7 million was paid in October 2002.

      The Corporation became eligible to receive approximately $65 million in cash tax refunds as a result of the Corporation’s decision to extend the carryback period for net operating losses from two to five years as allowed under the Job Creation and Worker Assistance Act of 2002. The Corporation received approximately $46 million in cash tax refunds during the second quarter 2002 and the remaining $19 million in late July 2002.

Investing Activities

      The Corporation acquired $71.7 million of marketable securities during the first nine months of 2002. Of the total securities acquired, approximately $20 million of investments are pledged to secure letters of credit relating to certain tax refunds. The Corporation had proceeds from matured marketable securities of approximately $24.3 million during 2002 as compared to $1.0 million of proceeds for the same period in 2001.

      During the first nine months of 2002, the Corporation had capital expenditures totaling $17.0 million, down from $26.9 million for the same period in 2001. The Corporation intends to continue to tightly manage capital expenditures. For the year 2002, capital expenditures are projected to be $25 to $30 million, down from earlier estimates of $35 to $45 million.

      Investing activities for 2002 include proceeds of $3.6 million from the sale of property, plant and equipment that resulted in a gain of $1.0 million. In addition, the Corporation acquired the outstanding common stock of a French manufacturer of radiant heaters for total consideration of approximately $8 million cash (approximately $5 million, net of acquired cash) during the third quarter of 2002. The acquisition was accounted for using the purchase method of accounting, which gave rise to approximately $3 million of goodwill. Proceeds from divestitures of businesses for 2001 of $6.0 million relate primarily to the February 2001 sale of the Corporation’s copper and zinc ground rods product line.

Financing Activities

      At September 29, 2002, net debt (total debt less cash, cash equivalents and marketable securities) was $400.6 million, down from the net debt total of $430.2 million as of December 30, 2001. Financing activities used cash during the first nine months of 2002 to repay approximately $9.5 million of debt. This compares to the first nine months of 2001 when $22.2 million was used to repay debt and $48.8 million was used to pay dividends. As of September 29, 2002, the Corporation has current maturities of long-term debt of $110.3 million. Of the total current debt, €50 million (approximately US$49 million as of September 29, 2002) is due November 2002 and $60 million is due February 2003. Management currently intends to pay these debt maturities from cash resources.

Credit Facilities

      The Corporation has a $100 million committed revolving credit facility with a bank group which is secured by, among other things, inventory and equipment located in the United States. Availability under the facility as of September 29, 2002 was $49 million before considering outstanding letters of credit of $35 million at September 29, 2002. This credit facility is subject to, among other things, limitations on equipment disposals, additional debt, liens and movement of equipment, and minimum liquidity requirements. This facility matures in November 2003. There were no borrowings outstanding under this facility as of September 29, 2002.

      The Corporation has a committed revolving credit facility with a Canadian bank which had availability as of September 29, 2002 of approximately CAD$30 million (approximately US$19 million as of September 29, 2002). This facility is secured by inventory and accounts receivable located in Canada. This facility matures in March 2004. There were no borrowings outstanding under this facility as of September 29, 2002.

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

Off-Balance Sheet Program

      In September 2001, the Corporation established an asset-securitization program. The program, as amended, permits the Corporation to continually sell accounts receivable through September 20, 2003, to a maximum of $120 million as needed as a source of liquidity. As of September 29, 2002, availability under this facility was approximately $62 million. The amount of accounts receivable sold from time to time depends on the level of eligible accounts receivable and restrictions on concentrations of receivables. At September 29, 2002, no receivables have been sold under this program.

      Except for the asset securitization program described in the preceding paragraph, at September 29, 2002, the Corporation did not have any other relationships with unconsolidated entities or financial partnerships (often referred to as structured finance or special purpose entities) which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Other

      Cash and cash equivalents at September 29, 2002 included $19 million earmarked as payment for the settlement of the securities class action suit. Under the agreement, which is subject to final court approval, the plaintiffs will receive $46.5 million in cash. The $19 million, which represents the portion not covered by insurance, will remain in escrow until the court approves the settlement and it is distributed.

      Total dividends paid to shareholders were $48.8 million for the first nine months of 2001. On July 24, 2001, the Corporation’s Board of Directors approved a change in the Corporation’s dividend payment practices and elected to retain its future earnings to fund the development and growth of its business. The Corporation does not presently anticipate declaring any cash dividends on the Corporation’s common stock in the foreseeable future. Future decisions concerning the payment of cash dividends on the Corporation’s common stock will depend upon its results of operations, financial condition, capital expenditure plans and other factors that the Board of Directors may consider relevant. The Corporation’s revolving credit agreements contain provisions that could restrict, as a practical matter, the Corporation’s ability to pay dividends during the term of those agreements.

      Including the asset-securitization facility discussed above, the Corporation’s aggregate availability of funds as of September 29, 2002 is approximately $130 million before considering outstanding letters of credit. Availability under the revolving credit facilities and the asset-securitization facility increases or decreases with fluctuations in the value of the underlying collateral and is subject to the satisfaction of various covenants. These are back up facilities which the Corporation currently does not expect to utilize in the foreseeable future.

      As a result of the current operating results, the Corporation may not be able to access the public capital markets on acceptable terms or rates or in a timely manner and future borrowings could be at higher rates or on more stringent terms. The Corporation currently expects to fund expenditures for capital requirements as well as other liquidity needs from a combination of cash generated from operations, existing cash balances, and proceeds from assets held for sale. These sources should be sufficient to meet the Corporation’s operating needs for the foreseeable future.

2002 Outlook

      Management expects fourth quarter 2002 sales to be approximately flat year-over-year. Assuming no change in sales volume, management’s goal is to achieve fourth quarter operating earnings as a percent of sales in the mid- to high-single digits. Management expects the fourth quarter to generate strong operating cash flows resulting in a year-end net cash (cash, cash equivalents, and marketable securities) position of approximately $240 million, including the $19 million held in escrow for the settlement of the securities class action suit.

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

      There are many factors that could cause actual results to differ materially from those in forward-looking statements, some of which are beyond the control of the Corporation. These factors include, but are not limited to:

•	Economic weakness and recession in the U.S. or the Corporation’s other main markets, including Canada and Western Europe;

•	Effects of significant changes in monetary or fiscal policies in the U.S. and abroad which could result in major currency fluctuations, including fluctuations in the Canadian dollar, Euro and British pound;

•	Significant changes in governmental policies domestically and abroad which could create trade restrictions, patent enforcement issues, adverse tax-rate changes and changes to tax treatment of items such as tax credits, withholding taxes, transfer pricing and other income and expense recognition for tax purposes, including changes in taxation of income generated in Puerto Rico;

•	Changes in environmental regulations and projected remediation technology advances that could impact expectations of remediation expenses;

•	Undiscovered liabilities arising from past acquisitions and dispositions of businesses;

•	Unexpected liabilities resulting from legal matters and risks associated with the coverage and cost of insurance;

•	Unexpected liabilities resulting from pending or future tax examinations;

•	Realization of deferred tax assets, which is dependent upon gathering sufficient taxable income prior to their expiration and the Corporation’s tax planning strategies;

•	Availability and pricing of commodities and raw materials, especially steel, needed for the production of the Corporation’s products;

•	Changes in customer demand for various products of Thomas & Betts that could affect its overall product mix, margins, plant utilization levels and asset valuations or simultaneous disruptions with a group of large customers;

•	Changes in creditworthiness of major customers and suppliers;

•	Recoverability of long-lived assets, which could be impacted if the estimated future operating cash flows are not achieved;

•	Impact of interest rate and market value changes on earnings, cash flows and the Corporation’s investments and borrowings and on the investments associated with the Corporation’s benefit plans; and

•	Failure to achieve estimated savings net of estimated costs in connection with the Corporation’s comprehensive program to streamline production, improve productivity and reduce costs in its U.S., European and Mexican electrical products manufacturing facilities.

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

      For the period ended September 29, 2002, the Corporation did not experience any material changes in market risk, except as noted below, that affect the quantitative and qualitative disclosures presented in its Annual Report on Form 10-K for the fiscal period ended December 30, 2001.

      The Corporation is exposed to the impact of interest rate changes and intends to manage its fixed-rate debt as a percentage of net debt. The Corporation uses interest rate swaps, at certain times, to manage the impact of benchmark interest rate changes on the market value of its borrowings and to lower the Corporation’s overall borrowing costs. The Corporation does not enter into interest rate swaps for speculative purposes.

      During September 2002, the Corporation entered into interest rate swap agreements which effectively convert $250 million of the Corporation’s notes payable from fixed interest rates to floating interest rates based upon a six-month moving average of LIBOR plus the applicable spread. If interest rates remain at September 29, 2002 levels, the agreements should reduce interest expense by approximately $1 million per quarter, beginning in the fourth quarter 2002. The agreements effectively convert the Corporation’s debt from 100% fixed to a 63/37 fixed-to-floating ratio. As the Corporation pays down maturing debt over the coming months from cash resources, the fixed-to-floating ratio should drop to 55/45. The amount to be paid or received under the agreements is recorded as a component of net interest expense.

      The following table provides information regarding the interest swap agreements.

			Weighted Average
			Variable Rates Paid
Notional	Expected	Fixed Rates	During the
Amount	Maturity Date	Received	Third Quarter 2002

(In Thousands)
$83,333	January 15, 2006	6.500%	5.15%
83,333	May 7, 2008	6.625%	4.61%
83,333	February 10, 2009	6.390%	4.16%

ITEM 4.	CONTROLS AND PROCEDURES

      Within the 90 days prior to the date of this Report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s Disclosure Committee and senior management, including T. Kevin Dunnigan, the Corporation’s Chief Executive Officer and John P. Murphy, the Corporation’s Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      See Note 15, “Contingencies,” in the Notes to Condensed Consolidated Financial Statements included herein.

ITEM 5.     OTHER INFORMATION

      (a) See “Cautionary Statement Regarding Forward-Looking Statements” included in Item 2 hereof.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits are filed as part of this Report:

12	Statement re Computation of Ratio of Earnings to Fixed Charges
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      On July 24, 2002, the Corporation filed a Current Report on Form 8-K, Items 5, 7 and 9, commenting on its financial results for the second fiscal quarter of 2002.

      On August 12, 2002, the Corporation filed a Current Report on Form 8-K reporting the submission of sworn statements by the Chief Executive Officer and Chief Financial Officer to the Securities and Exchange Commission.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMAS & BETTS CORPORATION
(Registrant)

By:	/s/ JOHN P. MURPHY

John P. Murphy
Senior Vice President and
Chief Financial Officer
(principal financial officer)

Date: November 11, 2002

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

UNDER
SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14

I, T. Kevin Dunnigan, certify that:

(1) I have reviewed this Quarterly Report on Form 10-Q of Thomas & Betts Corporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(4) The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(i) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(ii) Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and

(iii) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Audit Committee of the Registrant’s Board of Directors (or persons performing the equivalent function):

(i) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

(6) The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 11th day of November 2002.

/s/ T. KEVIN DUNNIGAN

T. Kevin Dunnigan
Chairman, Chief Executive Officer
and President

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

UNDER
SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14

I, John P. Murphy, certify that:

(1) I have reviewed this Quarterly Report on Form 10-Q of Thomas & Betts Corporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(4) The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(i) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(ii) Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and

(iii) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Audit Committee of the Registrant’s Board of Directors (or persons performing the equivalent function):

(i) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

(6) The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 11th day of November 2002.

/s/ JOHN P. MURPHY

John P. Murphy
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

12	Statement re Computation of Ratio of Earnings to Fixed Charges
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.