Form 10-K
period 2002-12-29
THOMAS & BETTS CORP
filed 2003-03-13
CIK 97854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002.

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

     As of June 30, 2002, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the average bid and asked prices of such equity on the New York Stock Exchange composite tape) was $1,084,344,362.

     As of March 12, 2003, 58,450,383 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2003, are incorporated by reference into Part III hereof.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
PART I
Item 1. BUSINESS
Item 2. PROPERTIES
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
Item 6. SELECTED FINANCIAL DATA
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11.EXECUTIVE COMPENSATION
Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
PART IV
SIGNATURES
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER UNDER SECURITIES AND EXCHANGE ACT RULES 13a-14 AND 15d-14
CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER UNDER SECURITIES AND EXCHANGE ACT RULES 13a-14 AND 15d-14
EXHIBIT INDEX
EX-10.17 Receivables Purchase Agreement
EX-12 Statement - Computation of Ratio of Earnings
EX-21 Subsidiaries of the Corporation
EX-23 Consent of Independent Public Accountants
EX-24 Powers of Attorney
EX-99.1 Certification Pursuant to 18 USC Sec. 1350
EX-99.2 Certification Pursuant to 18 USC Sec. 1350

Thomas & Betts Corporation and Subsidiaries

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This Report includes various forward-looking statements regarding the Corporation which are subject to risks and uncertainties. Forward-looking statements include information concerning future results of operations and financial condition. Statements that contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” or similar expressions are forward-looking statements. Such statements are subject to risks and uncertainties, and many factors could affect the future financial results of the Corporation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Risks.” Accordingly, actual results, performance or achievements may differ materially from those expressed or implied by the forward-looking statements contained in this Report. For those statements, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

      There are many factors that could cause actual results to differ materially from those in forward-looking statements, some of which are beyond the control of the Corporation. These factors include, but are not limited to:

•	Continued economic weakness or recession in the U.S. or the Corporation’s other main markets, including Canada and Europe;

•	Effects of significant changes in monetary or fiscal policies in the U.S. and abroad which could result in major currency fluctuations, including fluctuations in the Canadian dollar, Euro and British pound;

•	Significant changes in governmental policies which could create trade restrictions, patent enforcement issues, adverse tax-rate changes and changes to tax treatment of items such as tax credits, withholding taxes, transfer pricing and other income and expense recognition for tax purposes, including changes in taxation of income generated in Puerto Rico;

•	Changes in environmental regulations and projected remediation technology advances that could impact expectations of remediation expenses;

•	Undiscovered liabilities arising from past acquisitions and dispositions of businesses;

•	Unexpected liabilities resulting from legal matters, pending or future tax examinations and risks associated with the coverage and cost of insurance;

•	Realization of deferred tax assets, which is dependent upon generating sufficient taxable income prior to their expiration and the Corporation’s tax planning strategies;

•	Availability and pricing of commodities and raw materials, especially steel, needed for the production of the Corporation’s products;

•	Changes in customer demand for various products of Thomas & Betts that could affect its overall product mix, margins, plant utilization levels and asset valuations;

•	Simultaneous changes in creditworthiness of several major customers;

•	Recoverability of goodwill and other long-lived assets, which could be impacted if estimated future operating cash flows are not achieved; and

•	Impact of interest rate changes and market volatility on earnings, cash flows, investments, derivatives and borrowings of the Corporation and on investments held in the Corporation’s retirement plans.

      The Corporation undertakes no obligation to revise the forward-looking statements included in this Report to reflect any future events or circumstances.

PART I

Item 1.     BUSINESS

      Thomas & Betts Corporation is a leading designer and manufacturer of connectors and components for electrical and communication markets. The Corporation is also a leading producer of steel structures, used primarily for utility transmission, and industrial heating units. It operates approximately 140 manufacturing, distribution and office facilities around the world in approximately 20 countries. Manufacturing, marketing and sales activities are concentrated in North America, Europe and, to a lesser extent, Asia.

      The Corporation sells its products 1) through electrical, telephone, cable, heating, ventilation and air-conditioning distributors; 2) directly to original equipment manufacturers and certain end users; and 3) through mass merchandisers, catalog merchandisers and home improvement centers. Thomas & Betts pursues growth through market penetration, new product development, and, at times, acquisitions. See Note 4 in the Notes to Consolidated Financial Statements for information on acquisitions and divestitures during 2002, 2001 and 2000.

      Thomas & Betts was first established in 1898 as a sales agency for electrical wires and raceways, and was incorporated and began manufacturing products in New Jersey in 1917. The Corporation was reincorporated in Tennessee in May 1996. Corporate offices are maintained at 8155 T&B Boulevard, Memphis, Tennessee 38125, and the telephone number at that address is 901-252-8000.

Available information

      The Corporation’s Internet address is www.TNB.com. The Corporation will make available free of charge on or through its Internet website, its Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, its Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). The Corporation will voluntarily provide electronic or paper copies of its filings free of charge upon request.

General Segment Information

      The Corporation classifies its products into business segments that are based on a combination of product lines and channels to market through which it sells those products: Electrical, Steel Structures, Communications and HVAC. The majority of the Corporation’s products, especially those sold in the Electrical segment, have region-specific standards and are sold mostly in North America or in other regions sharing North American electrical codes. No customer accounted for 10% or more of the Corporation’s consolidated net sales for 2002. For additional segment financial information, including net sales to external customers, segment earnings (loss) from continuing operations and total assets, for the three years ended December 29, 2002, refer to Note 15 in the Notes to Consolidated Financial Statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Results” set forth herein.

Electrical Segment

      The Electrical segment’s markets include industrial, commercial, utility and residential construction, renovation, maintenance and repair; project construction; and industrial original equipment manufacturers, primarily in North America, Europe and, to a lesser extent, Asia. Consolidated net sales of the segment were $1.03 billion, $1.15 billion and $1.35 billion, or 76.2%, 76.8% and 76.8% of the Corporation’s consolidated net sales for 2002, 2001 and 2000, respectively.

      The Electrical segment designs, manufactures and markets thousands of different electrical connectors, components and other products for electrical applications. The Corporation has a leading position in the market for many of its products. Products include: fittings and accessories for electrical raceways; fastening products, such as plastic and metallic ties for bundling wire, and flexible tubing; connectors, such as compression and mechanical connectors for high-current power and grounding applications; indoor and outdoor switch and outlet boxes, covers and accessories; floor boxes; metal framing used as structural supports for conduits, cable tray and electrical enclosures; hazardous location lighting; safety switches; and other products, including insulation products, wire markers, and application tooling products. Products are sold under a variety of well-known brand names.

      Demand for electrical products follows general economic conditions and is sensitive to activity in the construction market, industrial production levels and spending by utilities for replacements, expansions and efficiency improvements. The segment’s product lines are marketed and sold directly to original equipment manufacturers and utilities and to a variety of end users through major distributor chains, retail home centers, hardware outlets and thousands of independent distributors. The Corporation has relationships with approximately 5,000 national, regional and independent distributors, retailers and buying groups with locations across North America. Thomas & Betts has strong relationships with its distributors as a result of the breadth and quality of its product lines; its market-leading service programs; its strong history of product innovation; and the high degree of brand-name recognition for its products among end users.

Steel Structures Segment

      The Steel Structures segment designs, manufactures and markets tubular steel transmission and distribution poles and lattice steel transmission towers for North American power and telecommunications companies. These products are primarily sold to five types of end users: investor-owned utilities; cooperatives, which purchase power from utilities and manage its distribution to end users; municipal utilities; cable television operating companies; and telephone companies. They are marketed under the LehighTM, MeyerTM and Thomas & Betts® brand names. Total Steel Structures segment net sales were $129.7 million, $140.6 million and $121.9 million, or 9.6%, 9.4% and 6.9% of the Corporation’s consolidated net sales for 2002, 2001 and 2000, respectively.

Communications Segment

      The Communications segment designs, manufactures and markets components, subsystems and accessories used to construct, maintain and repair cable television (CATV) and telecommunications networks. The Corporation’s communications products include: CATV drop hardware; radio frequency RF connectors; aerial, pole, pedestal and buried splice enclosures; connectors; encapsulation and sheath repair systems; and cable ties. Products are sold directly to CATV system operators and also through telecommunications and CATV distributors. Components are sold under a variety of the Corporation’s brand names, most notably LRC®, Diamond-Sachs® and Kold-N-Klose®. Although the majority of the segment’s net sales are in North America, certain products are of an international standard and are also sold outside of North America. Total Communications segment net sales were $88.4 million, $108.1 million and

$178.4 million, or 6.6%, 7.2% and 10.2% of the Corporation’s consolidated net sales for 2002, 2001 and 2000, respectively.

HVAC Segment

      The HVAC segment designs, manufactures and markets heating and ventilation products for commercial and industrial buildings. Products include: gas, oil and electric unit heaters; gas-fired duct furnaces; indirect and direct gas-fired make-up air heaters; infrared heaters; and evaporative cooling and heat recovery products. These products are sold primarily under the Reznor® brand name through HVAC, mechanical and refrigeration distributors in approximately 2,000 locations throughout North America and Europe. Demand for HVAC products tends to be higher when customers are experiencing cold weather. To reduce the impact of this seasonality, the segment offers a summer promotional program with its distributors. Total HVAC segment net sales were $102.5 million, $98.5 million and $106.9 million, or 7.6%, 6.6% and 6.1% of the Corporation’s consolidated net sales for 2002, 2001 and 2000, respectively.

Manufacturing and Distribution

      Thomas & Betts employs advanced processes in order to manufacture quality products. The Corporation’s manufacturing processes include high-speed stamping, precision molding, machining, plating and automated assembly. The Corporation makes extensive use of computer-aided design and computer-aided manufacturing (CAD/CAM) software and equipment to link product engineering with its factories.

      The Corporation also utilizes other advanced equipment and techniques in the manufacturing and distribution process, including computer software for scheduling, material requirements planning, shop floor control, capacity planning, and the warehousing and shipment of products.

      Thomas & Betts’ products have historically enjoyed a reputation for quality in the markets in which they are sold. To ensure quality, all of its facilities embrace quality programs, and as of December 29, 2002, approximately 90% meet ISO 9000, 9001 or 9002 standards. The Corporation has implemented quality control processes in its design, manufacturing, delivery and other operations in order to further improve product quality and the service level to customers.

Raw Materials

      Thomas & Betts purchases a wide variety of raw materials for the manufacture of its products including steel, aluminum, zinc, copper, resins and rubber compounds. The Corporation’s sources of raw materials and component parts are well established and are sufficiently numerous to avoid serious potential future interruptions of production in the event that certain suppliers are unable to provide raw materials and component parts.

Research and Development

      Thomas & Betts has research, development and engineering capabilities in each business segment and maintains regional facilities to respond to the specific needs of regional markets. The Corporation has a reputation for innovation and value based upon its ability to develop products that meet the needs of the marketplace.

      Research, development and engineering expenditures invested into new and improved products and processes were $18.8 million, $20.7 million and $23.0 million, or 1.4%, 1.4% and

1.3% of net sales for 2002, 2001 and 2000, respectively. These expenses are included in cost of sales in the Consolidated Statements of Operations.

Working Capital Practices

      The Corporation maintains sufficient inventory to enable it to provide a high level of service to its customers. Its inventory levels, payment terms and return policies are in accordance with general practices associated with the industries in which it operates and standard business procedures.

Patents and Trademarks

      Thomas & Betts owns more than 1,300 active patent registrations and applications worldwide. The Corporation has over 1,400 active trademarks and domain names worldwide, including: Thomas & Betts, T&B, T&B Access, Blackburn, Bowers, Canstrut, Catamount, Center Lok, Color-Keyed, Commander, Deltec, Diamond, DuraGard, E.K. Campbell, Eklips, Elastimold, Electroline, Emergi-Lite, Epitome, Ever-Lok, E-Z-Code, Flex-Cuf, Furse, Hazlux, Kindorf, Klik-It, Kold-N-Klose, Locktite, LRC, Marr, Marrette, Max-Gard, Meyer, Ocal, Red Dot, Reznor, RussellStoll, Sachs, Shamrock, Shield-Kon, Shrink-Kon, Signature Service, Site Light, Snap-N-Seal, Sta-Kon, Star Teck, Steel City, Superstrut, Sure Shot, Sure-Ty, Taylor, Termaster, The Grip of Steel, Ty-Fast, Ty-Rap, Union and Zinsco.

      While the Corporation considers its patents and trademarks (including trade dress) to be valuable assets, it does not believe that its competitive position is dependent solely on patent or trademark protection or that any business segment or its operations as a whole is dependent on any individual patent or trademark. However, the Meyer trademark is significant to the Steel Structures segment; the LRC, Snap-N-Seal, Diamond and Sachs trademarks are significant to the Communications segment; and the Reznor trademark is significant to the HVAC segment. In addition, the Corporation does not consider any of its individual licenses, franchises or concessions held to be material to its business as a whole or to any business segment.

Competition

      Thomas & Betts’ continuing ability to meet customer needs by enhancing existing products and developing and manufacturing new products is critical to its prominence in its primary market, the electrical products industry. Thomas & Betts encounters competition in all areas of its business, and the methods and levels of competition (e.g., price, service, warranty and product performance) vary among its markets. While no single company competes with the Corporation in all of its product lines, various companies compete with it in one or more product lines. Some of these competitors have substantially greater sales and assets than the Corporation. The Corporation currently believes its Electrical segment is among the industry leaders in service to its customers.

      As Thomas & Betts works to enhance its product offerings, its competitors will most likely continue to improve their products and will likely develop new offerings with competitive price and performance characteristics. Although Thomas & Betts believes that it has specific technological and other advantages over certain of its competitors, because of the intensity of the competition in the product areas and geographic markets that it serves, Thomas & Betts could experience increased downward pressure on the selling prices for certain of its products.

      The activities of the Corporation’s competitors designed to enhance their own product offerings, coupled with any unforeseeable changes in customer demand for various products of

Thomas & Betts, could affect the Corporation’s overall product mix, margins, plant utilization levels and asset valuations. Management believes that continued consolidation of the industry could further increase competitive pressures in the industry.

Employees

      As of December 29, 2002, the Corporation and its subsidiaries had approximately 10,000 full-time employees worldwide. Employees of the Corporation’s foreign subsidiaries in the aggregate comprise 49% of all employees. Of the total number of employees, 34% are represented by trade unions. The Corporation believes its relationships with its employees and trade unions are good.

Compliance with Environmental Regulations

      The Corporation is subject to federal, state, local and foreign environmental laws and regulations which govern the discharge of pollutants into the air, soil and water, as well as the handling and disposal of solid and hazardous wastes. Thomas & Betts believes that it is in compliance, in all material respects, with applicable environmental laws and regulations and that the costs of maintaining such compliance with applicable environmental laws and regulations will not be material to the Corporation’s financial position or results of operations. See “Item 3 — Legal Proceedings” and Note 17 in the Notes to Consolidated Financial Statements.

Financial Information About Foreign and U.S. Operations

      Export sales originating in the U.S. were approximately $44 million, $46 million and $57 million for 2002, 2001 and 2000, respectively. See Note 16 in the Notes to Consolidated Financial Statements for information concerning financial results for foreign and U.S. operations.

Item 2.	PROPERTIES

      As of December 29, 2002, the Corporation had approximately 140 plant, office, distribution, storage and warehouse facilities, occupying approximately 7,823,000 sq. ft. in 23 U.S. states, the Commonwealth of Puerto Rico and in approximately 20 other countries. This space is composed of approximately 4,896,000 sq. ft. of manufacturing space; 2,364,000 sq. ft. of office, distribution, storage and warehouse space; and 563,000 sq. ft. of idle space.

      The Corporation’s manufacturing locations by segment as of December 29, 2002 are as follows:

			Approximate Area
			in Sq. Ft.
		No. of
Segment	Location	Facilities	Leased	Owned

Electrical	Alabama(a)	1	126,000	—
	Arkansas	1	246,000	—
	Massachusetts	1	—	116,000
	Mississippi	1	—	236,648
	New Jersey	1	—	134,000
	New Mexico	1	—	100,000
	Puerto Rico	5	115,447	28,200
	Tennessee	2	—	457,000
	Texas	1	35,805	—
	Australia	5	20,969	28,729
	Canada	11	111,811	704,754
	France	2	17,216	8,178
	Germany	1	30,106	—
	Hungary	1	102,448	—
	Japan	1	12,078	—
	Mexico	13	428,180	—
	Netherlands	2	8,265	38,779
	United Kingdom	4	16,000	125,230
Steel Structures	South Carolina	1	—	105,000
	Texas	1	—	136,172
	Wisconsin	1	—	171,206
Communications	New York	1	—	268,000
	Mexico	2	197,929	—
HVAC	Pennsylvania	1	—	227,050
	Belgium	1	139,932	—
	France	2	188,526	—
	Mexico	1	214,543	—

(a)	Manufacturing facility is scheduled to be closed during 2003.

      In addition to the above mentioned manufacturing facilities, the Corporation owns three central distribution centers which are located in Belgium (141,792 sq. ft.), Canada (260,000 sq. ft.) and Byhalia, Mississippi (960,000 sq. ft.) and leases a fourth central distribution center in Sparks, Nevada (283,037 sq. ft.). The Corporation also has principal sales offices, warehouses and storage facilities located in approximately 719,533 sq. ft. of space, most of which is leased. Included in this total is approximately 214,000 sq. ft. of leased space in Memphis, Tennessee, for the Corporation’s corporate headquarters.

      The Corporation has approximately 563,000 sq. ft. of idle manufacturing and office space in Massachusetts, New Jersey, Ohio, Pennsylvania and South Carolina, most of which is owned by the Corporation. Such space is not included in the above table.

      Management believes the Corporation’s properties are suitable and adequate for the Corporation’s current needs.

      As of December 29, 2002, certain Steel Structures and Communications facilities, included in the above manufacturing locations, were operating at capacities significantly below full utilization. In general, the Corporation’s Electrical and HVAC segments are operating at the lower range of practical capacity utilization.

Item 3.     LEGAL PROCEEDINGS

Shareholder Litigation

      On February 16, 2000, a class action, Pifko v. Thomas & Betts Corp., et al (“Pifko”), was commenced in the United States District Court for the Western District of Tennessee. The action asserted claims under Rule 10b-5 and Section 20 of the Securities and Exchange Act of 1934 against the Corporation and its former chief executive officer and chief financial officer. The complaint alleged that the Corporation issued false and misleading quarterly reports and press releases for the first and third quarters of 1999. The allegations were based on the Corporation’s announcement on November 17, 1999 that accounting errors had been discovered requiring a restatement of results for those two quarters. Plaintiff filed an amended complaint in June 2000, adding several new class representatives. The amended complaint repeated the claims in the original complaint and added allegations concerning certain transactions which were alleged to have been improper or in violation of generally accepted accounting principles.

      On August 21, 2000, the Corporation issued a press release announcing material accounting charges to be taken in the second quarter 2000. Following issuance of the press release, plaintiffs’ counsel requested that the oral argument on defendants’ motion to dismiss be canceled and that they be given time to replead to include allegations incorporating the matters disclosed in the August press release. The court granted their request.

      Before the second amended pleading in Pifko was served, a new federal securities law class action, Nuckowski v. Thomas & Betts Corp., et al (“Nuckowski”) was filed in the same court. Nuckowski asserted claims on behalf of a proposed class of purchasers of Thomas & Betts common stock between February 15 and August 21, 2000. Like Pifko, the claims were based on alleged violations of Rule 10b-5 and Section 20 of the Securities and Exchange Act of 1934. The complaint essentially incorporated the disclosures in the August 2000 press release and alleged that defendants knowingly or recklessly released financial statements and press releases which failed to disclose the matters covered in the August press release.

      In September 2000, plaintiffs in the Pifko action filed a second amended class action complaint to expand the class period to cover all purchasers from the original class inception date, April 28, 1999, through August 21, 2000. It also added allegations related to information contained in the August press release.

      On December 12, 2000, the Court issued an order consolidating all the related cases into a single action, and appointing lead plaintiffs. In accordance with the order, the plaintiffs filed a consolidated complaint on January 25, 2001. The consolidated complaint essentially repeated the allegations in the earlier complaints described above.

      On March 12, 2001, defendants moved to dismiss the consolidated complaint. Before any argument on that motion occurred, however, plaintiffs indicated to the Court an intention to file a related complaint arising from the same events against the Corporation’s auditors, KPMG LLP (“KPMG”), a complaint which defendants did file on July 31, 2001. KPMG subsequently moved to dismiss the complaint. In an opinion dated April 8, 2002, the Court denied the

Corporation’s motion to dismiss, granted in part and denied in part the motion to dismiss on behalf of the individual defendants, and granted the motion to dismiss by KPMG.

      The Corporation and the plaintiffs subsequently agreed to retain a mediator to assist with settlement negotiations. The Court agreed to a brief adjournment to allow the mediation to occur. The mediation was conducted on September 12-13, 2002, and based on agreements reached, the parties signed a memorandum of understanding shortly thereafter settling all claims in the action against the Corporation and the individual defendants. The Corporation also reached agreement with its insurance carriers regarding their contributions to the settlement. Pursuant to the agreed terms, the Corporation and its insurers contributed $46.5 million (of which approximately $19 million was paid by the Corporation and the balance by the insurers) to a settlement fund for the benefit of the plaintiff class.

      The terms of the memorandum of understanding were incorporated into a stipulation of settlement, which received preliminary approval from the Court on November 5, 2002. After notice to the class, the Court held a final hearing and approved the settlement on December 20, 2002. At the hearing, the Court entered judgment dismissing all claims in the action against the Corporation and the individual defendants. No appeals were filed within the time allowed. The settlement is now final.

SEC Investigation

      Soon after issuing the August 21, 2000 press release announcing substantial charges in the second fiscal quarter of 2000, the Corporation received an informal request for information regarding the basis of the charges from the Staff of the Securities and Exchange Commission Enforcement Division. In response, the Corporation collected and produced the bulk of the documents requested and various former and current employees were interviewed telephonically by the Commission’s staff.

      On January 4, 2001, the Commission issued a Formal Order of Investigation and subsequently has required the production of additional documents, conducted interviews and taken the testimony of current and former employees.

      The Staff has advised the Corporation that it intends to recommend an enforcement action against the Corporation and certain individuals. The Corporation has initiated meetings and conversations with the Staff regarding the proposed charges and their possible resolution. The Corporation believes it has reached agreement with the Staff regarding the form of a consent order, which must then be approved by the Commission. If the proposed settlement now being finalized is approved, it would provide for injunctive relief against future violations by the Corporation, and would not require the Corporation to make any monetary payment. The proposed settlement is not expected to have a material impact on the Corporation’s operations or financial condition.

Kaiser Litigation

      By July 5, 2002, Kaiser Aluminum, its property insurers, 28 Kaiser injured workers, nearby businesses and 18,000 residents near the Kaiser facility in Louisiana certified as a class, filed product liability and business interruption cases against the Corporation and six other defendants in Louisiana state court seeking damages in excess of $550 million. These cases alleged that a Thomas & Betts cable tie mounting base failed thereby allowing bundled cables to come in contact with a 13.8 kv energized bus bar. This alleged electrical fault supposedly initiated a series of events culminating in an explosion, which leveled 600 acres of the Kaiser facility.

      A seven-week trial in the fall 2001 resulted in a jury verdict in favor of the Corporation. However, 13 months later, the trial court overturned that verdict in granting plaintiffs’ judgment notwithstanding the verdict motions. On December 17, 2002, the trial court judge found the Thomas & Betts’ product, an adhesive backed mounting base, to be unreasonably dangerous and therefore assigned 25% fault to T&B. The judge set the damages for the injured workers at $20 million and the damages for Kaiser at $335 million. The Corporation’s 25% allocation is $88.8 million, plus legal interest. The Corporation has appealed this ruling. Management believes there are meritorious defenses to the claim and intends to contest the litigation vigorously.

      The appeal required a bond in the amount of $104 million (the judgment plus legal interest). Plaintiffs successfully moved the trial court to increase the bond to $156 million. Nonetheless, the Corporation’s liability insurers have secured the $156 million bond.

      The Corporation has insurance coverage for this claim. If the judgment of $88.8 million is upheld, it would be within insurance policy limits; therefore, management does not expect this claim to have a material impact on the Corporation’s results of operations or financial condition.

Other Legal Matters

      The Corporation is also involved in legal proceedings and litigation arising in the ordinary course of business. In those cases where the Corporation is the defendant, plaintiffs may seek to recover large and sometimes unspecified amounts or other types of relief and some matters may remain unresolved for several years. Such matters may be subject to many uncertainties and outcomes are not predictable with assurance. The Corporation has provided for losses to the extent probable and estimable; however, additional losses, even though not anticipated, could be material with respect to the Corporation’s financial position, results of operations or liquidity in any given period.

Environmental Matters

      Owners and operators of sites containing hazardous substances, as well as generators of hazardous substances, are subject to broad and retroactive liability for investigatory and cleanup costs and damages arising out of past disposal activities. Such liability in many cases may be imposed regardless of fault or the legality of the original disposal activity. The Corporation has received notifications from the United States Environmental Protection Agency (“EPA”) or similar state environmental regulatory agencies or private parties that the Corporation, in many instances along with others, may currently be potentially responsible for the remediation of sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (the “Superfund Act”), similar federal and state environmental statutes, or common law theories.

      The Corporation is the owner or operator, or former owner, of various manufacturing locations currently being evaluated by the Corporation for the presence of contamination that may require remediation. These sites include former or inactive facilities or properties in Connecticut (Monroe); Georgia (Decatur County); Indiana (Medora); Massachusetts (Attleboro, Boston, Canton); New Hampshire (New Milford); New Jersey (Butler, Elizabeth); New York (Horseheads); Pennsylvania (Perkasie, Pittsburgh); Ohio (Bucyrus) and Oklahoma (Stillwater). The sites further include active manufacturing locations in New Jersey (Hackettstown); New Mexico (Albuquerque); South Carolina (Lancaster); Alabama (Mobile); and Wisconsin (Hager City).

      Five of these current and former manufacturing locations relate to activities of American Electric for the period prior to the acquisition of American Electric by the Corporation. These five sites are located in Decatur County, Georgia; Hager City, Wisconsin; Lancaster, South Carolina; Medora, Indiana; and Pittsburgh, Pennsylvania. Each of these sites except for one (Pittsburgh) is subject to an Asset Purchase Agreement dated June 28, 1985 between American Electric and ITT Corporation (“ITT”). ITT and the Corporation have shared responsibilities and costs at the four outstanding sites subject to this agreement. For certain of the sites covered by this agreement, ITT agreed to indemnify American Electric for environmental liabilities, if any, that occurred prior to the purchase of the facilities by American Electric. The Corporation believes that the indemnity of ITT is reliable; however, there can be no assurances that any such indemnities will be honored.

      In addition to current or former manufacturing locations, the Corporation has received notifications from the EPA, similar state environmental regulatory agencies or private parties that the Corporation, along with others, may currently be potentially responsible for its share of the costs relating to investigation and remediation of 22 sites pursuant to the Superfund Act or similar state environmental enactments.

      In December 1996, the Corporation acquired Augat Inc. Pursuant to the various environmental laws and regulations described above, Augat has evaluated or remediated, and may have liability associated with contamination at a number of sites. Pursuant to a Purchase Agreement between the Corporation and Tyco, the Corporation agreed to retain certain environmental liabilities, if any, for former Augat manufacturing locations in Alabama (Montgomery Plants 1 & 3); Massachusetts (Mashpee) and South Carolina (Inman); and for four offsite alleged disposal locations.

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

      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 29, 2002.

Executive Officers of the Registrant

      Information regarding executive officers of the Corporation is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

			Date Assumed
			Present
Name	Position	Age	Position

T. Kevin Dunnigan	Chairman and Chief Executive Officer	65	August 2000
Dominic J. Pileggi	President, Chief Operating Officer and Group President — Electrical	51	January 2003
John P. Murphy	Senior Vice President and Chief Financial Officer	56	March 2000
Kenneth W. Fluke	Vice President — Controller	43	September 2000
Connie C. Muscarella	Vice President — Human Resources and Administration	48	March 2000
J.N. Raines	Vice President — General Counsel and Secretary	59	December 2001

      Mr. Dunnigan was President (1974 to 1976) of The Thomas & Betts Co. Division of Thomas & Betts Corporation, Vice President — T&B/Thomas & Betts (1976 to 1978), Executive Vice President — Electrical (1978 to 1980), Chief Operating Officer (1980 to 1985), President (1980 to 1994 and October 2000 to December 2002), Chief Executive Officer (1985 to 1997) and Chairman of the Board (1992 to May 2000).

      Mr. Pileggi held various positions with the Corporation (1979 to 1983) before being elected Vice President — General Manager of the Electronics division (1983 to 1986), Vice President, Electronics Marketing Division (1986 to 1988), President — Electronics division (1988 to 1994), President — Electrical Components Division (1994 to 1995) and Senior Vice President (2000 to 2002) of the Corporation. Mr. Pileggi was President and Chief Executive Officer (1995 to 1996) of Casco Molded Plastics, Inc., President and Chief Executive Officer (1996 to 1998) of Jordan Telecommunications Products, Executive Vice President (1998 to 2000) and President — EMS Division (2000) of Viasystems Group, Inc.

      Mr. Murphy was Vice President and Chief Financial Officer of Goulds Pumps, Inc. (1993 to 1997) and Senior Vice President and Chief Financial Officer of Johns Manville Corporation (1997 to 2000).

      Mr. Fluke held various finance and managerial positions with The Goodyear Tire and Rubber Company beginning in 1982, including General Manager, Finance — South Pacific Tyres and Controller North American Tires Division.

      Ms. Muscarella was Vice President — Human Resources of SKW Bio-Systems, Inc. (1990 to 1998) and Vice President — Human Resources of the Corporation (1998 to 2000).

      Mr. Raines was a partner of the law firm of Glankler Brown PLLC for more than the past five years.

      Executive officers are elected by, and serve at the discretion of, the Board of Directors for a term of one year. The current terms expire May 7, 2003. There is no arrangement or understanding between any officer and any person, other than a director or executive officer of the Corporation acting in his or her official capacity, pursuant to which any officer was selected. There is no family relationship between any executive officer and any other officer or director of the Corporation. There has been no event involving any executive officer of the Corporation under any bankruptcy act, criminal proceeding, judgment or injunction during the past five years.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      The Corporation’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol TNB. The following table sets forth by quarter for the last two years the high and low sales prices of the Corporation’s common stock as reported by the NYSE, and the dividends declared by the Board of Directors of the Corporation on its common stock.

      At March 7, 2003, the Corporation had 3,475 shareholders of record.

	2002		2001

First Quarter
Market price high	$22		$22	3/8
Market price low	$17	11/16	$15	1/2
Dividends declared	$—		$0.28
Second Quarter
Market price high	$24	1/2	$22	11/16
Market price low	$17	15/16	$16	1/4
Dividends declared	$—		$0.28
Third Quarter
Market price high	$19	3/8	$23	7/8
Market price low	$13	3/8	$15	1/4
Dividends declared	$—		$—
Fourth Quarter
Market price high	$19	3/8	$22	5/16
Market price low	$12	3/16	$16	13/16
Dividends declared	$—		$—

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

      The Corporation’s revolving credit agreements contain provisions that could restrict, as a practical matter, the Corporation’s ability to pay dividends during the term of those agreements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Activities.”

      For financial information regarding stock option and incentive plans refer to Note 11 in the Notes to Consolidated Financial Statements.

Item 6.     SELECTED FINANCIAL DATA

Thomas & Betts Corporation and Subsidiaries

	2002	2001	2000	1999	1998
(In millions, except per share data)
Net sales	$1,345.9	$1,497.5	$1,756.1	$1,873.7	$1,769.0
Net earnings (loss) from continuing operations before cumulative effect of an accounting change	$(8.2)	$(138.9)	$(178.7)	$91.1	$60.0
Long-term debt including current maturities	$625.1	$672.0	$676.0	$924.1	$798.1
Total assets	$1,619.8	$1,761.6	$2,085.7	$2,448.1	$2,364.0
Per share earnings (loss) from continuing operations before cumulative effect of an accounting change:
Basic	$(0.14)	$(2.39)	$(3.08)	$1.58	$1.06
Diluted	$(0.14)	$(2.39)	$(3.08)	$1.57	$1.05
Cash dividends declared per common share	$—	$0.56	$1.12	$1.12	$1.12

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Manufacturing Restructuring Program

      In December 2001, Thomas & Betts announced a manufacturing consolidation and efficiency program. The program, which was substantially completed in 2002, affected approximately two-thirds of the Corporation’s total manufacturing operations, including all electrical products manufacturing plants in the United States, Europe and Mexico, and had three primary components: consolidating manufacturing capacity, improving processes, and investing in tooling and equipment.

      The total cost of the program was approximately $91 million, including $7 million of capital expenditures. The Corporation recorded $49.1 million in pre-tax charges in the fourth quarter of 2001 and $34.4 million during 2002. Thomas & Betts originally projected an on-going pre-tax savings of approximately $45 to $50 million annually from the manufacturing consolidation and efficiency program. However, due to lower than expected manufacturing volume levels associated with weak market conditions, the Corporation currently expects to realize in 2003 approximately half of the projected pre-tax savings from the program.

Year 2002 Compared with 2001

Consolidated Results

	2002		2001(a)

	In	% of	In	% of
	Thousands	Net Sales	Thousands	Net Sales

Net sales	$1,345,857	100.0	$1,497,491	100.0
Gross margin	331,615	24.6	317,727	21.2
Selling, general and administrative	282,332	21.0	341,047	22.8
Impairment charges on long-lived assets	1,236	0.1	83,281	5.6
Provision (recovery) — restructured operations	1,656	0.1	11,666	0.8
Earnings (loss) from operations	46,391	3.4	(118,267)	(7.9)
Income from unconsolidated companies	2,593	0.2	2,199	0.1
Interest expense — net	(35,225)	(2.6)	(41,900)	(2.8)
Other (expense) income — net	(15,969)	(1.2)	(29,071)	(1.9)
Net earnings (loss) from continuing operations before cumulative effect of an accounting change	(8,212)	(0.6)	(138,877)	(9.3)
Cumulative effect of an accounting change — net	(44,815)	(3.3)	—	—
Discontinued operations — net	—	—	(7,513)	(0.5)
Net earnings (loss)	(53,027)	(3.9)	(146,390)	(9.8)

(a)	To conform to current year presentation, research and development costs have been reclassified to cost of sales and amortization of intangibles has been reclassified to selling, general and administrative in the 2001 consolidated statement of operations.

Net Sales

      The Corporation’s net sales were $1,346 million in 2002, down 10.1% from $1,497 million in 2001. The decrease is due in part to persistently weak market conditions. Net sales in the prior year included approximately $80 million from divested and discontinued product lines.

Gross Margin

      The gross margin for the year 2002 was 24.6% of net sales compared with 21.2% in 2001. Several factors, including lower manufacturing expenses, lower freight expense, and improved pricing in the Electrical segment contributed to the improvement. The Corporation’s goal is to achieve a gross margin of at least 30% as a percentage of net sales when demand strengthens in its core markets. Gross margin for 2002 and 2001 included pretax charges of $32.8 million and $7.4 million, respectively, associated with the above mentioned manufacturing restructuring program. In addition, both periods were negatively impacted by unabsorbed manufacturing fixed costs associated with operating at the lower range of practical capacity.

Expenses

      Selling, general and administrative (SG&A) expenses were 21.0% of net sales in 2002, versus 22.8% in 2001. The Corporation continued its efforts to size selling and support functions commensurate with market conditions and to tightly manage expenses. The Corporation’s goal is to achieve its SG&A target of 20% or less of net sales when market demand rebounds. SG&A expenses would have been 21.7% in 2001 when adjusted for the elimination of amortization in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142). See Note 3 in the Notes to Consolidated Financial Statements.

      Impairment charges on long-lived assets in 2001 included $30.0 million associated with the manufacturing restructuring plan, $36.6 million related to the impairment and subsequent sale of the Corporation’s American Electric and Dark-to-Light lighting product lines and $16.7 million to reduce certain non-strategic held for sale assets in its Communications segment to their estimated net realizable value. Impairment charges on long-lived assets in 2002 included a further reduction of $1.2 million for the Communication segment’s held for sale assets to their estimated net realizable value. Restructuring charges of $1.7 million and $11.7 million in 2002 and 2001, respectively, related to the manufacturing restructuring plan.

Income from Unconsolidated Companies

      Income from unconsolidated companies includes equity income from the Corporation’s joint ventures and other equity investments. Income from unconsolidated companies remained relatively flat at $2.6 million and $2.2 million for 2002 and 2001, respectively. See Note 14 in the Notes to Consolidated Financial Statements.

Interest Expense — Net

      The decrease in net interest expense from the prior year is due primarily to lower net interest rates, lower debt levels, and higher interest income. Lower net interest rates were due in part to interest rate swap agreements on $250 million of debt entered into during 2002. Interest expense — net includes interest income of $10.1 million in 2002 and $7.1 million in 2001. Interest income for 2002 includes $2.0 million of interest income on a note receivable repaid to the Corporation and $3.3 million of interest income associated with income tax refunds.

Other Expense (Income) — Net

      Other expense (income) — net for 2002 includes expense of $19 million for the settlement of a consolidated securities class action lawsuit and $3.2 million of income from insurance proceeds. The prior year includes expense of $27 million for the settlement of a patent infringement lawsuit.

Income Taxes

      The Corporation’s 2002 and 2001 effective tax rates for continuing operations are a provision of 271.6% and a benefit of (25.8)%, respectively. As a result of certain tax law changes during 2002, the Corporation recorded an $11.0 million net tax charge composed of a $22.9 million tax charge related to converting certain foreign tax credits into foreign tax deductions, and an $11.9 million tax benefit from releasing a federal valuation allowance as of December 30, 2001 on deferred tax assets associated with minimum pension liabilities. See Note 7 in the Notes to Consolidated Financial Statements. In addition, during 2002 the Corporation recorded a tax benefit of $2.2 million as a result of completing several tax audits and a reduction of worldwide tax exposures, and a $2.0 million tax benefit from increased volumes in the Corporation’s Puerto Rican manufacturing operations as a result of the recently completed manufacturing restructuring program.

Cumulative Effect of an Accounting Change

      During the second quarter of 2002, the Corporation completed its transitional evaluation of goodwill as of the beginning of 2002 as required under the new accounting standard SFAS No. 142. Consequently, the Corporation recorded in its first quarter 2002 a $44.8 million non-cash charge for an impairment of goodwill associated with its HVAC segment. This charge reflects the cumulative effect of adopting the accounting change and does not affect day-to-day operations of the Corporation.

      Net loss from continuing operations was $8.2 million in 2002 compared with a net loss from continuing operations of $138.9 million in 2001. When adjusted for the elimination of goodwill amortization in the prior year, in accordance with SFAS No. 142, the net loss from continuing operations in 2001 would have been $123.1 million. See Note 3 in the Notes to Consolidated Financial Statements.

Segment Results

      The Corporation evaluates its business segments on the basis of segment earnings (loss), with segment earnings (loss) defined as earnings (loss) from continuing operations before interest, taxes, asset impairments, restructuring charges and certain other charges.

Electrical

      Net sales for the Electrical segment were $1.03 billion in 2002 down from $1.15 billion in 2001, due in part to continued weakness in U.S. commercial and industrial construction markets, original equipment manufacturing markets and lower across-the-board capital spending by U.S. manufacturers. Net sales in the prior year included approximately $80 million from divested and discontinued product lines.

      Electrical segment earnings in 2002 were $27.1 million compared to a segment loss of $27.3 million in the prior year. When adjusted for the elimination of goodwill amortization, the Electrical segment loss would have been $15.1 million for 2001. The 2002 segment results were positively impacted by lower manufacturing and freight costs, improved selling prices and tight management of SG&A expenses. The Corporation has continued to strengthen its relationships with both distributors and end-users of its products, which has helped offset the impact of unfavorable conditions in its core industrial, commercial and utility markets. Electrical segment results in 2002 and 2001 were adversely impacted by charges associated with the restructuring of manufacturing operations of $32.8 million and $4.3 million, respectively. In addition, both periods were negatively impacted by unabsorbed manufacturing fixed costs associated with operating at the lower range of practical capacity.

Steel Structures

      Net sales for the Steel Structures segment decreased to $129.7 million in 2002 from $140.6 million in 2001. Segment earnings were $15.3 million in 2002 down from $18.2 million in 2001. When adjusted for the elimination of goodwill amortization, the segment would have had earnings of $20.3 million in 2001. Net sales and earnings in 2002 were adversely impacted by significantly lower demand in late 2002 due to delayed spending by utilities in expanding the power transmission grid and changes in project mix. Lower demand in this segment is expected to continue through at least the first half of 2003.

Communications

      Net sales for the Communications segment were $88.4 million in 2002 down from $108.1 million in 2001. Segment earnings for 2002 were $3.2 million as compared to a segment loss of $10.2 million for 2001. The results for 2002 were positively impacted by the cessation of depreciation on assets held for sale of $7.3 million. Both net sales and earnings for 2002 were adversely impacted by a $4.6 million charge for exposure associated with the bankruptcy of a large customer in the cable TV industry. Although the Corporation has significantly reduced costs in the segment, telecommunications and broadband markets remain severely depressed.

HVAC

      Net sales for HVAC increased to $102.5 million in 2002 from $98.5 million in 2001. Segment earnings increased to $6.3 million in 2002 from $1.2 million in 2001. When adjusted for the elimination of goodwill amortization, the segment would have had earnings of $2.7 million in 2001. Although market demand remained at historically low levels, tight expense controls helped boost segment performance. In addition, a small acquisition made in 2002 contributed to higher sales volume.

Year 2001 Compared with 2000

Consolidated Results

	2001(a)		2000(a)

	In	% of	In	% of
	Thousands	Net Sales	Thousands	Net Sales

Net sales	$1,497,491	100.0	$1,756,083	100.0
Gross margin	317,727	21.2	267,430	15.2
Selling, general and administrative	341,047	22.8	462,404	26.3
Impairment charges on long-lived assets	83,281	5.6	33,371	1.9
Provision (recovery) — restructured operations	11,666	0.8	(2,815)	(0.2)
Earnings (loss) from operations	(118,267)	(7.9)	(225,530)	(12.8)
Income from unconsolidated companies	2,199	0.1	15,001	0.9
Interest expense — net	(41,900)	(2.8)	(47,894)	(2.7)
Other (expense) income — net	(29,071)	(1.9)	9,035	0.5
Net earnings (loss) from continuing operations	(138,877)	(9.3)	(178,686)	(10.2)
Discontinued operations — net	(7,513)	(0.5)	152,854	8.7
Net earnings (loss)	(146,390)	(9.8)	(25,832)	(1.5)

(a)	To conform to 2002 presentation, research and development costs have been reclassified to cost of sales and amortization of intangibles has been reclassified to selling, general and administrative in the 2001 and 2000 consolidated statements of operations.

Net Sales

      The Corporation’s net sales decreased approximately 15% to $1,497 million in 2001 from $1,756 million in 2000. The decrease was primarily due to lower sales volume in its Electrical and Communications segments resulting from weak market conditions. In addition, net sales for 2001 were also negatively impacted by previous divestitures of product lines in both the

Electrical and Communications segments. Net sales in 2001 and 2000 included approximately $80 million and $130 million, respectively, from divested and discontinued product lines.

Gross Margin

      The gross margin for the year 2001 was 21.2% of net sales compared with 15.2% in 2000. Gross margins in both periods were negatively impacted by unabsorbed manufacturing fixed costs associated with relatively low capacity utilization. Gross margin for 2001 was also adversely impacted by $7.4 million associated with the manufacturing efficiency and consolidation initiatives. The 2001 to 2000 gross margin comparison is impacted by the following:

•	Year 2000 reflected increased provisions for accounts receivable.

•	Year 2000 included elevated freight costs due to more expensive freight expediting practices in place during part of 2000.

•	Year 2000 included higher charges than 2001 for write-downs for slow-moving, excess and obsolete inventory. The Corporation also recorded an additional write-down in 2000 for specifically identifiable slow-moving, excess and obsolete inventory primarily attributable to divested product lines.

•	Year 2000 included further inventory write-downs totaling approximately $24 million related to product lines considered to be non-strategic at year end 2000 versus $3 million in 2001.

Expenses

      Selling, general and administrative (SG&A) expenses were 22.8% of net sales in 2001, versus 26.3% in 2000. The significant decreases were primarily in legal, auditing and accounting fees and expenses; consulting and temporary service costs; corporate severance expense; information technology expenses; distribution expenses; and employee compensation from employee headcount reductions. SG&A expenses would have been 21.7% and 25.3% in 2001 and 2000, respectively, when adjusted for the elimination of goodwill amortization in accordance with SFAS No. 142. See Note 3 in the Notes to Consolidated Financial Statements.

      During the fourth quarter 2001, the Corporation began the process of closing certain facilities, primarily in the U.S., and implementing improvements in the remaining facilities affected by the program. As a result, pre-tax charges of $49.1 million were recorded in continuing operations during the fourth quarter 2001 for the manufacturing restructuring program. Of the $49.1 million recorded, impairment charges totaled $30.0 million and restructure charges totaled $11.7 million. The remaining charges of $7.4 million were included in cost of sales.

      The 2001 results also include $39.8 million in pre-tax charges on the sale of the Corporations’ American Electric and Dark-to-Light lighting product lines. These charges include $36.6 million for impairment on long-lived assets, primarily goodwill, associated with these product lines. Net proceeds of $24.5 million were received during 2001 from this sale.

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

      During 2000, the Corporation recorded impairment charges of approximately $33 million. Impairment charges totaled approximately $20 million for the Electrical segment (primarily die cast fittings, circuit protection, electrical enclosures product lines) and totaled approximately $13 million for the Communication segment (primarily the premise wiring product line).

Income from Unconsolidated Companies

      Income from unconsolidated companies includes equity income from the Corporation’s joint ventures and other equity investments. The reduction in 2001 reflects primarily lower domestic operating results related to these entities due to weak market conditions. See Note 14 in the Notes to the Consolidated Financial Statements.

Interest Expense — Net

      Interest expense — net includes interest income of $7.1 million in 2001 and $8.2 million in 2000. The decrease in interest expense was due primarily to lower debt levels during 2001 as compared to 2000.

Other Expense (Income) — Net

      Other expense (income) — net for 2001 includes expense of $27 million for the settlement of a patent infringement lawsuit. Year 2000 includes $15 million received from the favorable settlement of a trade secret and trade dress infringement lawsuit, which was partially offset by losses of $3.3 million on sale of receivables pursuant to an asset securitization program that was terminated during 2000.

Income Taxes

      The Corporation’s 2001 and 2000 effective tax rates for continuing operations were a benefit of (25.8)% and (28.4)%, respectively.

Net Earnings (Loss) from Continuing Operations

      The consolidated loss from continuing operations in 2001 was $138.9 million as compared to a loss from continuing operations of $178.7 million in 2000. When adjusted for the elimination of goodwill amortization, the net loss from continuing operations for 2001 and 2000 would have been $123.1 million and $161.4 million, respectively.

Discontinued Operations

      On July 2, 2000, the Corporation completed the sale of substantially all of its Electronics OEM business for $750 million, subject to certain adjustments. The Electronics OEM sale has been accounted for as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. Accordingly, results from continuing operations for 2001 and prior periods exclude the impact of the Electronics OEM business. The 2001 and 2000 net results for the Electronics OEM business are reflected in earnings from, or gain on sale of, discontinued operations. Subsequent to 2001, the Corporation reached a settlement agreement which stipulated that Tyco Group S.A.R.L., the purchaser, retain $35 million held for post-closing adjustments on working capital and long-term tangible assets. In the fourth quarter 2001, the

Corporation recorded an $8 million net-of-tax charge to gain on sale of discontinued operations to reflect this settlement. See Note 4 in Notes to Consolidated Financial Statements.

Segment Results

      The Corporation evaluates its business segments on the basis of segment earnings (loss), with segment earnings (loss) defined as earnings (loss) from continuing operations before interest, taxes, asset impairments, restructuring charges and certain other charges.

Electrical

      Net sales for the Electrical segment decreased to $1.15 billion in 2001 from $1.35 billion in 2000 due primarily to lower sales volumes resulting from weak market conditions. Results for 2001 were adversely impacted by the continued slow down in industrial and construction markets. In addition, the aggregate adverse net sales impact on 2001 from divested product lines when compared to 2000 was approximately $47 million. Year 2001 segment loss was $27.3 million as compared to a segment loss of $137.4 million for 2000. The 2000 segment results were significantly impacted by charges taken in 2000 while 2001 segment results were positively impacted as the result of actions taken by management to reduce manufacturing and SG&A expenses. Results in 2001 and 2000 were negatively impacted by unabsorbed manufacturing fixed costs associated with relatively low capacity utilization. In addition, 2001 results were impacted by deterioration in the performance of its unconsolidated companies.

Steel Structures

      Net sales for the Steel Structures segment increased to $140.6 million in 2001 from $121.9 million in 2000. Higher sales volumes for 2001 were due to added capacity and strong demand for infrastructure to support power grids. Earnings for the Steel Structures segment increased from $10.2 million in 2000 to $18.2 million in 2001. The 2000 earnings were significantly impacted by charges taken in that year while favorable product mix in 2001 boosted segment earnings.

Communications

      Net sales for the Communications segment decreased to $108.1 million in 2001 from $178.4 million in 2000 largely as a result of the depressed domestic market conditions in the cable television (CATV) and telecom markets. Segment loss for 2001 was $10.2 million as compared to $25.6 million for 2000. The 2000 results were significantly impacted by charges taken in that year while 2001 segment results were positively affected by efforts made to reduce manufacturing and SG&A expenses to better match current demand levels.

HVAC

      Net sales for HVAC decreased to $98.5 million in 2001 from $106.9 million in 2000. Net sales were adversely affected by reduced demand for made-to-order products due to soft construction markets. Segment earnings remained relatively flat at $1.2 million and $1.5 million for 2001 and 2000, respectively.

Critical Accounting Policies

      The preparation of financial statements contained in this Report requires the use of estimates and assumptions to determine certain amounts reported as net sales, costs, expenses,

assets or liabilities and certain amounts disclosed as contingent assets or liabilities. There can be no assurance that actual results will not differ from those estimates or assumptions. The Corporation’s significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements. Management believes the Corporation’s critical accounting policies include: Revenue Recognition; Inventory Valuation; Goodwill and Other Intangible Assets; Long-Lived Assets; Income Taxes; and Environmental Costs.

•	Revenue Recognition: The Corporation recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101. The Corporation recognizes revenue when finished products are shipped to unaffiliated customers and both title and risks of ownership are transferred. Sales discounts, quantity and price rebates, allowances and warranty costs are estimated based on contractual commitments and experience and recorded in the period in which the sale is recognized. Certain customers have the right to return goods under certain circumstances and those returns, which are reasonably estimable, are accrued at the time of shipment. Management analyzes historical returns and allowances, current economic trends and specific customer circumstances when evaluating the adequacy of accounts receivable related reserves and accruals.

•	Inventory Valuation: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. To ensure inventories are carried at the lower of cost or market, the Corporation periodically evaluates the carrying value of its inventories. The Corporation also periodically performs an evaluation of inventory for excess and obsolete items. Such evaluations are based on management’s judgment and use of estimates. Such estimates incorporate inventory quantities on-hand, aging of the inventory, sales forecasts for particular product groupings, planned dispositions of product lines and overall industry trends.

•	Goodwill and Other Intangible Assets: The Corporation follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires a transitional and annual test of goodwill and indefinite lived assets associated with reporting units for indications of impairment. The Corporation performed its transitional test of goodwill as of the beginning of 2002 and expects to perform its annual impairment assessment in the fourth quarter of each year, unless circumstances dictate more frequent assessments. Under the provisions of SFAS No. 142, each test of goodwill requires the Corporation to determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Corporation must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. See Note 3 in the Notes to the Consolidated Financial Statements for information regarding the impairment charge of $44.8 million recorded in 2002 as a result of the adoption of SFAS No. 142 and other transitional disclosure information.

•	Long-Lived Assets: The Corporation adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on December 31,

2001. SFAS No. 144 establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. For purposes of recognizing and measuring impairment of long-lived assets, the Corporation evaluates assets for associated product groups. The Corporation reviews long-lived assets to be held-and-used for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of the primary asset in the associated product groups is less than the carrying amount of the assets, the assets are considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, the Corporation estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Adopting SFAS No. 144 did not have a material impact on the Corporation’s Consolidated Financial Statements. Prior to the December 31, 2001 adoption of SFAS No. 144, the Corporation had assets held for sale, which under the transitional provisions of that pronouncement, have been accounted for in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” Under provisions of SFAS No. 121, depreciation on assets held for sale, which would have been $7.3 million for 2002, was discontinued as of December 31, 2001. See Note 5 in the Notes to the Consolidated Financial Statements.

•	Income Taxes: The Corporation uses the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provides a valuation allowance based on a more-likely-than-not criteria. The Corporation has valuation allowances for deferred tax assets primarily associated with operating loss carryforwards, tax credit carryforwards and deferred state income tax assets. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income, based on enacted tax law in effect as of December 29, 2002, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, which involve estimates and uncertainties, in making this assessment. Tax planning strategies include primarily sales of non-core assets. Projected future taxable income is based on management’s forecast of the operating results of the Corporation. Management periodically reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize net deferred tax assets, the Corporation will increase valuation allowances by a charge to income tax expense in the period of such determination.

•	Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of current available facts related to each site.

Liquidity and Capital Resources

      The Corporation’s cash and cash equivalents decreased to $178.0 million at December 29, 2002, from $234.8 million at December 30, 2001. The $80.4 million cash provided by operating activities was offset by $84.0 million used in investing activities, and $57.2 million used in financing activities.

Operating Activities

      Operating activities provided cash of $80.4 million in 2002 and $101.4 million in 2001. Operating activities for 2002 reflect the positive impact of $65 million of cash tax refunds received, including $3 million of associated interest income, which were offset by a $27 million payment for a previously announced patent lawsuit settlement, a $19 million payment for a class-action shareholder lawsuit settlement, and approximately $41 million for expenses associated with the manufacturing restructuring program. Cash provided from operations in 2001 was primarily a result of a significant reduction in accounts receivable.

      The Corporation became eligible to receive approximately $65 million in cash tax refunds, including $3 million of associated interest income, as a result of the Corporation’s decision to extend the carryback period for net operating losses from two to five years as allowed under the Job Creation and Worker Assistance Act of 2002. As mentioned above, the Corporation received these cash tax refunds during 2002.

Investing Activities

      Investing activities used cash of $84.0 million in 2002 and $4.2 million in 2001. The Corporation’s marketable securities increased to $65.9 million at December 29, 2002, from $7.0 million at December 30, 2001. The Corporation acquired $84.6 million of marketable securities during 2002, of which, approximately $20 million are pledged to secure letters of credit relating to certain tax refunds and approximately $40 million relates to investing excess available cash in Canada. The Corporation had proceeds from matured marketable securities of approximately $25.5 million during 2002 as compared to $4.2 million of proceeds in 2001.

      During 2002, the Corporation had capital expenditures totaling $23.8 million, down from $39.0 million in 2001. The capital expenditures for 2002 included $7 million associated with the manufacturing restructuring program. The Corporation intends to continue to tightly manage capital expenditures. For the year 2003, capital expenditures are projected to be $35 to $40 million.

      Investing activities for 2002 include proceeds of $3.7 million from the sale of property, plant and equipment. In addition, during 2002 the Corporation acquired the outstanding common stock of a French manufacturer of radiant heaters for total consideration of approximately $8 million cash (approximately $5 million, net of acquired cash).

      During 2001, the Corporation received net proceeds of $30.5 million from divestitures of product lines. During the third quarter 2001, the Corporation sold its American Electric and Dark-to-Light lighting product lines and received $24.5 million in net proceeds. The remaining proceeds from product line divestitures relate to the February 2001 sale of the Corporation’s copper and zinc ground rods product line.

Financing Activities

      Financing activities used cash of $57.2 million in 2002 and $66.7 million in 2001. Cash used for 2002 financing activities reflected debt repayments of $61.9 million. In 2001, $22.4 million was used to repay debt and $48.8 million was used to pay dividends. As of December 29, 2002, the Corporation has current maturities of long-term debt of $65.1 million. Of the total current debt, $60 million of notes payable became due and was paid in February 2003 out of available cash resources.

Credit Facilities

      Outstanding letters of credit, or similar financial instruments which reduce the amount available under the credit facilities described below, amounted to $34.9 million at December 29, 2002. At times, the Corporation is required, under certain contracts, to provide letters of credit that may be drawn in the event the Corporation fails to perform under contracts entered into in the normal course of its business activities. Such performance related letters of credit totaled $1.6 million at December 29, 2002. The remaining letters of credit relate to third-party insurance claims processing, existing debt obligations and certain tax incentive programs.

      The Corporation has a $100 million committed revolving credit facility with a bank group which is secured by, among other things, inventory and equipment located in the United States. Availability under the facility as of December 29, 2002 was $45 million before considering outstanding letters of credit of $35 million at December 29, 2002. This credit facility is subject to, among other things, limitations on equipment disposals, additional debt, liens and movement of equipment, and minimum liquidity requirements. This facility matures in November 2003. There were no borrowings outstanding under this facility as of December 29, 2002.

      The Corporation has a committed revolving credit facility with a Canadian bank which had availability as of December 29, 2002 of approximately CAD$30 million (approximately US$19 million as of December 29, 2002). This facility is secured by inventory and accounts receivable located in Canada. This facility matures in March 2004. There were no borrowings outstanding as of December 29, 2002.

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

      Management plans to enter into new credit facility agreements before its current credit facility agreements expire. At the time a new U.S. credit facility is executed, management may terminate its asset-securitization program described below. During negotiation of the new credit facility agreements, the Corporation will seek additional availability than currently exists under its credit facilities. In addition, the Corporation may consider issuing new debt securities to refinance some or all of the $125 million of debt securities due January 2004.

Off-Balance Sheet Program

      In September 2001, the Corporation established an asset-securitization program. The program permits the Corporation to continually sell accounts receivable through September 20, 2003, to a maximum of $120 million as needed as a source of liquidity. As of December 29, 2002, availability under this facility was approximately $51 million. The amount of accounts receivable which may be sold from time to time depends on the level of eligible accounts receivable and restrictions on concentrations of receivables. At December 29, 2002, no receivables have been sold under this program.

      Except for the asset securitization program described in the preceding paragraph, at December 29, 2002 and December 30, 2001, the Corporation did not have any other relationships with unconsolidated entities or financial partnerships (often referred to as structured finance or special purpose entities) which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Corporation is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Corporation had engaged in such relationships.

Debt Securities

      The Corporation had the following senior debt securities outstanding as of December 29, 2002:

Date	Amount	Interest Rate	Interest Payable	Maturity Date

February 1998(a)	$60 million	6.29%	February 1 and August 1	February 2003
January 1992	$125 million	8.25%	January 15 and July 15	January 2004
January 1996	$150 million	6.50%	January 15 and July 15	January 2006
May 1998	$115 million	6.63%	May 1 and November 1	May 2008
February 1999	$150 million	6.39%	March 1 and September 1	February 2009

(a)	Paid in February 2003 from available cash resources.

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

      The net proceeds from the sale of the senior unsecured debt securities above were used for general corporate purposes including capital expenditures and repayment of outstanding indebtedness (including commercial paper issued for working capital purposes).

      During September 2002, the Corporation entered into interest rate swap agreements related to debt securities maturing in 2006 and thereafter. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” herein.

Guarantee and Indemnification Arrangements

      Refer to Note 17 in the Notes to Consolidated Financial Statements for information regarding the Corporation’s guarantee and indemnification arrangements.

Contractual Obligations

      The following table reflects the Corporation’s total contractual cash obligations as of December 29, 2002.

			2004	2006
			through	through
	Total	2003(a)	2005	2007	Thereafter
(In millions)
Long-Term Debt Including Current Maturities	$625.1	$65.1	$136.6	$151.4	$272.0
Operating Lease Obligations	67.5	15.0	18.6	8.2	25.7

Total Contractual Cash Obligations	$692.6	$80.1	$155.2	$159.6	$297.7

(a)	Long-term debt of $60 million was paid in February 2003 from available cash resources.

Other

      As of December 29, 2002, the Corporation’s working capital (total current assets less total current liabilities) was $407.8 million which reflects a reduction of $6.8 million from December 30, 2001. This year-over-year net reduction in working capital reflects decreases in accounts receivable, inventory, current income tax accounts and in assets held for sale, which were partially offset by a reduction in accrued liabilities. The reduction in accrued liabilities reflects $27 million of payments made during 2002 for a patent lawsuit settlement accrued for during the fourth quarter 2001.

      The Corporation maintains a portfolio of marketable securities, which at year-end 2002 was valued at $65.9 million. Of the total investment portfolio, $23.8 million of securities were held in the United States and Puerto Rico and $42.1 million were held in Canada. Approximately $20 million of investments held in the United States are pledged to secure letters of credit relating to certain tax refunds. The Corporation has $9.2 million of marketable securities in connection with its Supplemental Executive Investment Plan which are reflected in other assets.

      Including the asset-securitization facility discussed above, the Corporation’s aggregate availability of funds as of December 29, 2002 is approximately $115 million before considering $34.9 million of outstanding letters of credit. Availability under the revolving credit facilities and the asset-securitization facility increases or decreases with fluctuations in the value of the underlying collateral and is subject to the satisfaction of various covenants. The Corporation currently does not expect to utilize these back-up facilities in the foreseeable future.

      Total dividends paid in 2001 to shareholders, associated with the fourth quarter 2000 and the first and second quarters of 2001, were $48.8 million. On July 24, 2001, the Corporation’s Board of Directors approved a change in the Corporation’s dividend payment practices and elected to retain its future earnings to fund the development and growth of its business. The Corporation does not presently anticipate declaring any cash dividends on the Corporation’s common stock in the foreseeable future. Future decisions concerning the payment of cash dividends on the Corporation’s common stock will depend upon its results of operations, financial condition, capital expenditure plans and other factors that the Board of Directors may consider relevant. The Corporation’s revolving credit agreements contain provisions that could restrict, as a practical matter, the Corporation’s ability to pay dividends during the term of those agreements.

      In March 2001, the Board of Directors of the Corporation approved the 2001 Stock Incentive Plan. Under the plan, 2,500,000 shares of common stock may be optioned. The options will be granted at a price not less than the fair market value on the date of grant with a term not to exceed 10 years.

      Due to operating results, the Corporation may not be able to access the public capital or commercial paper markets on reasonable terms or rates or in a timely manner and future borrowings could be at higher rates or on more stringent terms. The Corporation currently expects to fund expenditures for capital requirements as well as other liquidity needs, including some or all of the repayment of the $125 million of debt securities due January 2004, from a combination of existing cash balances, cash generated from operations, and external financial resources. These sources should be sufficient to meet the Corporation’s operating and liquidity needs for the foreseeable future.

Value of Qualified Pension Assets

      At December 29, 2002, the fair market value of the Corporation’s domestic and foreign qualified pension assets was $193 million, and the related pension benefit obligation was $296 million. For 2002, the qualified pension funding amount was approximately $8 million and the qualified pension plan expense was $9 million. For 2003, the anticipated qualified pension funding amount is $6 million, and the expected qualified pension plan expense is $15 million. The material assumptions for 2003 are a long-term rate of return of 8.25% for the domestic plans and 7.90% for the foreign plans and a discount rate of 6.75% for the domestic plans and 5.92% for the foreign plans. The value of the qualified pension assets was lower in 2002 than in 2001 primarily because of adverse market changes. For additional information regarding the Corporations qualified pension plans and other retirement plans refer to Note 12 in the Notes to Consolidated Financial Statements.

Credit Risk

      The Corporation continues to evaluate the credit risk associated with its customers particularly in light of current market conditions. Credit risk with respect to trade receivables is limited due to the large number of customers comprising the Corporation’s customer base and their dispersion across many different industries and geographic areas. No customer receivable exceeds 7% of accounts receivable as of December 29, 2002.

Recently Issued Accounting Standards

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires all companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities after December 31, 2002. The impact of adopting SFAS No. 146 is not expected to be material to the Corporation’s Consolidated Financial Statements.

Forward-looking statements may prove inaccurate

      This Report includes various forward-looking statements regarding the Corporation which are subject to risks and uncertainties. Forward-looking statements include information concerning future results of operations and financial condition. Statements that contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” or similar expressions are forward-looking statements. These forward-looking statements are subject to risks and uncertainties and many factors could affect the future financial results of Thomas & Betts. Accordingly, actual results may differ materially from those expressed or implied by the forward-looking statements contained in this Report. We describe these risks and uncertainties under “Business Risks” and also in the section “Cautionary Statements Regarding Forward-Looking Statements.” For those statements, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

2003 Outlook

      Management anticipates that 2003 net sales will be relatively flat with year 2002 and net earnings will improve over 2002 despite little, if any, improvement in underlying market conditions.

Business Risks

      There are many factors that could pose a risk to the Corporation’s business and its ability to execute its business plan, some of which are beyond the control of Thomas & Betts. These factors include, but are not limited to:

•        Risks Related to Credit Quality of Customers

Although the Corporation is not dependent on any one customer for more than 10% of its sales, deterioration in the credit quality of a large number of the Corporation’s customers could have a material adverse effect on its results of operations and financial condition.

•        SEC Investigation

There is currently a formal investigation by the Securities and Exchange Commission Enforcement Division concerning the Corporation’s financial reporting and other matters. While the Corporation believes it has reached agreement with the SEC Staff regarding a resolution of the investigation, such agreement must be approved by the Commission. There is no assurance that the Commission will approve the agreement.

If the proposed settlement now being finalized is approved, it would provide for injunctive relief against future violations by the Corporation, and would not require the Corporation to make any monetary payment. The proposed settlement is not expected to have a material impact on the Corporation’s operations or financial condition. However, should the Commission not approve the proposed agreement, management cannot predict the ultimate resolution of the investigation or its impact on the Corporation’s operations and financial condition.

•	Negative Economic Conditions May Adversely Affect Performance

The success of Thomas & Betts’ business is directly linked to positive economic conditions in the countries where it sells its products. Material adverse changes in economic or industry conditions generally or in the specific markets served by Thomas & Betts will adversely affect the future results of the Corporation. Additionally, continued economic slowdown in the U.S. or in Thomas & Betts’ major foreign markets, including Canada and Europe, will reduce the Corporation’s overall net sales. Thomas & Betts does business in geographically diverse markets. In fiscal year 2002, approximately 28% of Thomas & Betts’ net sales were generated outside of the United States. Because these influences are not always foreseeable, there can be no assurance that the business will not be affected by these occurrences.

•	Adverse Regulatory, Environmental, Monetary or Other Governmental Policies Which May Affect Profitability

Thomas & Betts conducts business globally, and is, therefore, subject to governmental regulations throughout the world. Unforeseen changes in these governmental regulations may reduce its profitability. Namely, significant changes in monetary or fiscal policies in the U.S. and abroad could result in currency fluctuations, including fluctuations in the Canadian dollar, Euro and British pound, which, in turn, could adversely affect Thomas & Betts’ net sales and cost of goods. Furthermore, significant changes in any number of governmental regulations could create trade restrictions, patent enforcement issues, adverse tax rate changes and changes to tax treatment of items such as tax credits, withholding taxes, transfer pricing and other income and expense recognition for tax purposes, including changes in taxation on income generated in Puerto Rico. These changes might limit Thomas & Betts’ ability to sell its products in certain markets, and could negatively affect its business, operating results and financial condition.

In addition, Thomas & Betts’ operations are subject to international, federal, state and local laws and regulations governing environmental matters, including emissions to air, discharge to waters and the generation and handling of waste. Thomas & Betts is also subject to laws relating to occupation health and safety. The operation of manufacturing plants involves a high level of susceptibility in these areas, and there is no assurance that Thomas & Betts will not incur material costs or liabilities in the future. Moreover, expectations of remediation expenses could be affected by, and potentially significant expenditures could be required to comply with, evolving environmental regulations and health and safety laws that may be adopted or imposed in the future. Future remediation technology advances could adversely impact expectations of remediation expenses.

•	Adequacy of Insurance

In accordance with its risk management practices, the Corporation continually reevaluates risks, their potential cost and the cost of minimizing them. To reduce the Corporation’s exposure to material risks, at times, it purchases insurance. Certain risks are inherent in the manufacturing of the Corporation’s products and the Corporation’s insurance may not be adequate to cover potential claims against it involving its products. The Corporation is also exposed to risks inherent in the packaging and distribution of products. Although the Corporation maintains liability insurance, management cannot assure that the coverage limits under these insurance programs will be adequate to protect Thomas & Betts against future claims, or that the Corporation can and will maintain this insurance on acceptable terms in the future.

Availability of insurance has not been a concern; however, the cost of insurance has increased for 2003 from prior years. Management expects future insurance costs to continue to rise but management cannot predict, at this time, whether such increased costs will be material.

•	Terrorist Acts and Acts of War

Terrorist acts and acts of war (wherever located around the world) may cause damage or disruption to our employees, facilities, suppliers, distributors or customers, which could significantly impact our net sales, costs and expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot presently be predicted. In addition, as a multi-national company with headquarters and significant operations located in the United States, we may be impacted by actions against the United States. We are uninsured for losses and interruptions caused by acts of war. However, our insurers have confirmed coverage for losses caused by terrorist acts within our policy limits.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Financial Instruments

      The Corporation is exposed to market risk from changes in interest rates, raw material prices and foreign exchange rates. At times, the Corporation may enter into various derivative instruments to manage certain of these risks. The Corporation does not enter into derivative instruments for speculative or trading purposes. The direction and order of magnitude of market risk has not significantly changed since December 30, 2001. See Note 2 in the Notes to Consolidated Financial Statements for a description of the Corporation’s accounting policies regarding derivative instruments.

Interest Rate Risk

      The Corporation is exposed to the impact of interest rate changes and uses a combination of fixed and floating rate debt to manage this exposure. The Corporation uses interest rate swaps, at certain times, to manage the impact of benchmark interest rate changes on the market value of its borrowings and to lower the Corporation’s overall borrowing costs.

      During September 2002, the Corporation entered into interest rate swap agreements which effectively convert $250 million of the Corporation’s notes payable, with one-third maturing in each of the years 2006, 2008 and 2009, from fixed interest rates to floating interest rates based upon a six-month moving average of LIBOR plus the applicable spread. If LIBOR remains at December 29, 2002 levels, the agreements should reduce interest expense by approximately $1 million per quarter from that of the underlying fixed rate interest expense levels. As of December 29, 2002, the Corporation’s fixed-to-floating ratio had dropped to 60/40. After the repayment of $60 million notes payable in February 2003, this ratio changed to 56/44. The amount to be paid or received under the interest rate swap agreements is recorded as a component of net interest expense.

      The following table provides information regarding the interest rate swap agreements.

			Weighted Average
Notional	Expected	Fixed Rates	Variable Rates Paid
Amount	Maturity Date	Received	During 2002

(In Thousands)
$83,333	January 15, 2006	6.50%	4.99%
83,333	May 7, 2008	6.63%	4.44%
83,333	February 10, 2009	6.39%	3.99%

      As of December 29, 2002, the fair value of the Corporation’s long-term debt (including current maturities), estimated using quoted market prices or discounted future cash flows based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements, was $602.9 million. At December 29, 2002, the carrying value of long-term debt, including current maturities, was $622.0 million, excluding $3.1 million related to the interest rate swap agreements. The potential change in fair value resulting from a hypothetical 100 basis points change in interest rates would be $17.2 million as of December 29, 2002.

Commodity Risk

      The Corporation is exposed to risk from fluctuations in prices for raw materials (including steel, aluminum, zinc, copper, resins and rubber compounds) which are used to manufacture its products. At times, some of the risk associated with usage of copper, zinc and aluminum is mitigated through the use of futures contracts that fix the price the Corporation will pay for a commodity. As of December 29, 2002, the Corporation had no commodities futures contracts.

Foreign Exchange Risk

      At times, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of principally Canadian, Japanese and European currencies. As of December 29, 2002, the Corporation had no outstanding forward foreign exchange contracts.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of

Thomas & Betts Corporation:

      We have audited the accompanying consolidated balance sheets of Thomas & Betts Corporation and subsidiaries as of December 29, 2002 and December 30, 2001, and the related consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive income (loss) for each of the years in the three-year period ended December 29, 2002. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thomas & Betts Corporation and subsidiaries as of December 29, 2002 and December 30, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 3 to the consolidated financial statements, the Corporation changed its method of accounting for goodwill and other intangible assets in 2002.

/s/ KPMG LLP

KPMG LLP
Memphis, Tennessee
February 5, 2003

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	2002	2001	2000

Net sales	$1,345,857	$1,497,491	$1,756,083
Costs and expenses:
Cost of sales	1,014,242	1,179,764	1,488,653
Selling, general and administrative	282,332	341,047	462,404
Impairment charges on long-lived assets	1,236	83,281	33,371
Provision (recovery) — restructured operations	1,656	11,666	(2,815)

	1,299,466	1,615,758	1,981,613

Earnings (loss) from operations	46,391	(118,267)	(225,530)
Income from unconsolidated companies	2,593	2,199	15,001
Interest expense — net	(35,225)	(41,900)	(47,894)
Other (expense) income — net	(15,969)	(29,071)	9,035

Earnings (loss) from continuing operations before income taxes	(2,210)	(187,039)	(249,388)
Income tax provision (benefit)	6,002	(48,162)	(70,702)

Net earnings (loss) from continuing operations before cumulative effect of an accounting change	(8,212)	(138,877)	(178,686)
Cumulative effect of an accounting change	(44,815)	—	—
Earnings from discontinued operations — net	—	—	14,724
Gain (loss) on sale of discontinued operations — net	—	(7,513)	138,130

Net earnings (loss)	$(53,027)	$(146,390)	$(25,832)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations before cumulative effect of an accounting change	$(0.14)	$(2.39)	$(3.08)
Cumulative effect of an accounting change	(0.77)	—	—
Earnings from discontinued operations	—	—	0.25
Gain (loss) on sale of discontinued operations	—	(0.13)	2.38

Net earnings (loss)	$(0.91)	$(2.52)	$(0.45)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations before cumulative effect of an accounting change	$(0.14)	$(2.39)	$(3.08)
Cumulative effect of an accounting change	(0.77)	—	—
Earnings from discontinued operations	—	—	0.25
Gain (loss) on sale of discontinued operations	—	(0.13)	2.38

Net earnings (loss)	$(0.91)	$(2.52)	$(0.45)

Average shares outstanding:
Basic	58,273	58,116	57,950
Diluted	58,273	58,116	57,950

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	December 29, 2002	December 30, 2001

ASSETS
Current Assets
Cash and cash equivalents	$177,994	$234,843
Marketable securities	65,863	6,982
Receivables — net of allowances of $60,143 and $83,245	161,091	188,160
Inventories:
Finished goods	90,325	103,450
Work-in-process	22,059	23,839
Raw materials	69,898	64,790

Total inventories	182,282	192,079

Deferred income taxes	64,423	79,821
Income tax receivables	—	5,779
Prepaid expenses	12,895	13,222
Assets held for sale	40,383	49,417

Total Current Assets	704,931	770,303

Property, plant and equipment
Land	14,447	14,136
Buildings	150,815	154,367
Machinery and equipment	509,839	503,652
Construction-in-progress	9,601	18,164

	684,702	690,319
Less accumulated depreciation	(397,287)	(381,239)

Net property, plant and equipment	287,415	309,080

Goodwill — net	437,175	474,715
Investments in unconsolidated companies	121,575	121,735
Deferred income taxes	36,414	50,148
Other assets	32,246	35,629

Total Assets	$1,619,756	$1,761,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$65,126	$54,002
Accounts payable	109,479	120,688
Accrued liabilities	113,406	176,959
Income taxes payable	9,148	4,060

Total Current Liabilities	297,159	355,709

Long-Term Liabilities
Long-term debt	559,982	618,035
Other long-term liabilities	138,479	104,581
Shareholders’ Equity
Common stock	5,830	5,816
Additional paid-in capital	342,911	340,265
Retained earnings	394,175	447,202
Unearned compensation — restricted stock	(2,914)	(2,831)
Accumulated other comprehensive income	(115,866)	(107,167)

Total Shareholders’ Equity	624,136	683,285

Total Liabilities and Shareholders’ Equity	$1,619,756	$1,761,610

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	2002	2001	2000

Cash Flows from Operating Activities:
Net earnings (loss)	$(53,027)	$(146,390)	$(25,832)
Cumulative effect of an accounting change	44,815	—	—
Loss (gain) on sale of discontinued operations	—	7,513	(138,130)
(Income) loss from discontinued operations	—	—	(14,724)

Income (loss) from continuing operations before cumulative effect of an accounting change	(8,212)	(138,877)	(178,686)
Adjustments:
Depreciation and amortization	50,244	82,680	100,125
Impairment charge on long-lived assets	1,236	83,281	33,371
Provision (recovery) — restructured operations	1,656	11,666	(2,815)
Undistributed earnings from unconsolidated companies	(2,593)	(2,199)	(15,001)
Mark-to-market adjustment for derivative instruments	(617)	1,074	—
(Gain) loss on sale of property, plant and equipment	(194)	98	(468)
Deferred income taxes	43,017	(58,273)	(7,172)
Changes in operating assets and liabilities — net:
Receivables	35,673	132,062	54,742
Sale (repurchase) of receivables under asset securitization program	—	—	(177,100)
Inventories	16,428	65,595	59,789
Accounts payable	(15,016)	(34,045)	(48,890)
Accrued liabilities	(68,547)	(25,936)	20,270
Income taxes payable	10,615	(14,688)	(89,576)
Other	16,695	(1,002)	3,073

Net cash provided by (used in) operating activities	80,385	101,436	(248,338)

Net cash flows from discontinued operations	—	—	53,226

Cash Flows from Investing Activities:
Purchases of and investment in businesses	(5,079)	—	(1,800)
Purchases of property, plant and equipment	(23,811)	(38,994)	(69,369)
Proceeds from sale of property, plant and equipment	3,697	—	—
Proceeds from divestitures of businesses	373	30,537	723,262
Marketable securities acquired	(84,624)	—	—
Proceeds from matured marketable securities	25,463	4,208	2,539

Net cash provided by (used in) investing activities	(83,981)	(4,249)	654,632

Cash Flows from Financing Activities:
Increase (decrease) in borrowings with original maturities less than 90 days	—	(16,384)	(8,927)
Proceeds from long-term debt and other borrowings	4,434	4,451	—
Repayment of long-term debt and other borrowings	(61,886)	(6,033)	(246,974)
Stock options exercised	248	—	4
Cash dividends paid	—	(48,753)	(64,889)

Net cash provided by (used in) financing activities	(57,204)	(66,719)	(320,786)
Effect of exchange-rate changes on cash	3,951	(2,956)	(1,043)

Net increase (decrease) in cash and cash equivalents	(56,849)	27,512	137,691
Cash and cash equivalents — beginning of year	234,843	207,331	69,640

Cash and cash equivalents — end of year	$177,994	$234,843	$207,331

Cash payments for interest	$45,277	$48,982	$69,337
Cash payments (refunds) for income taxes	$(48,517)	$18,371	$(9,050)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

(In thousands)

						Accumulated
						Other
	Common Stock					Comprehensive	Comprehensive
			Paid-In	Retained	Restricted	Income	Income
	Shares	Amount	Capital	Earnings	Stock	(Loss)	(Loss)	Total

Balance at January 2, 2000	57,821	$5,782	$332,480	$716,876	$(3,439)	$(35,899)	$—	$1,015,800

Net income (loss)	—	—	—	(25,832)	—	—	(25,832)	(25,832)
Other comprehensive income (loss):
Unrealized gain (loss) adjustment on securities net of taxes of $(127)	—	—	—	—	—	—	(208)	(208)
Minimum pension liability	—	—	—	—	—	—	(1,712)	(1,712)
Cumulative translation adjustment	—	—	—	—	—	—	(24,086)	(24,086)

Other comprehensive income (loss)	—	—	—	—	—	(26,006)	(26,006)	—

Comprehensive income (loss)	—	—	—	—	—	—	(51,838)	—

Dividends declared	—	—	—	(64,929)	—	—	—	(64,929)
Stock options and incentive awards	179	18	4,745	—	(4,726)	—	—	37
Amortization of restricted stock	—	—	—	—	5,498	—	—	5,498

Balance at December 31, 2000	58,000	$5,800	$337,225	$626,115	$(2,667)	$(61,905)	$—	$904,568

Net income (loss)	—	—	—	(146,390)	—	—	(146,390)	(146,390)
Other comprehensive income (loss):
Unrealized gain (loss) adjustment on securities net of taxes of $(54)	—	—	—	—	—	—	(100)	(100)
Minimum pension liability	—	—	—	—	—	—	(28,998)	(28,998)
Cumulative translation adjustment	—	—	—	—	—	—	(16,164)	(16,164)

Other comprehensive income (loss)	—	—	—	—	—	(45,262)	(45,262)	—

Comprehensive income (loss)	—	—	—	—	—	—	(191,652)	—

Dividends declared	—	—	—	(32,523)	—	—	—	(32,523)
Stock options and incentive awards	158	16	3,040	—	(3,108)	—	—	(52)
Amortization of restricted stock	—	—	—	—	2,944	—	—	2,944

Balance at December 30, 2001	58,158	$5,816	$340,265	$447,202	$(2,831)	$(107,167)	$—	$683,285

Net income (loss)	—	—	—	(53,027)	—	—	(53,027)	(53,027)
Other comprehensive income (loss):
Unrealized gain (loss) adjustment on securities net of taxes of $(20)	—	—	—	—	—	—	(38)	(38)
Minimum pension liability net of taxes of $(14,110)	—	—	—	—	—	—	(23,021)	(23,021)
Cumulative translation adjustment	—	—	—	—	—	—	14,360	14,360

Other comprehensive income (loss)	—	—	—	—	—	(8,699)	(8,699)	—

Comprehensive income (loss)	—	—	—	—	—	—	(61,726)	—

Stock options and incentive awards	138	14	2,646	—	(2,349)	—	—	311
Amortization of restricted stock	—	—	—	—	2,266	—	—	2,266

Balance at December 29, 2002	58,296	$5,830	$342,911	$394,175	$(2,914)	$(115,866)	$—	$624,136

Preferred Stock: Authorized 1,000,000 shares, par value $0.10 per share. None issued; 300,000 shares reserved for the Corporation’s Shareholder Rights Plan (See Note 14).

Common Stock: Authorized 250,000,000 shares, par value $0.10 per share.

      The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

1.     Nature of Operations

      Thomas & Betts Corporation is a leading designer and manufacturer of connectors and components for electrical and communication markets. The Corporation is also a leading producer of steel structures, used primarily for utility transmission, and industrial heating units. With international headquarters in Memphis, Tennessee, Thomas & Betts operates over 140 manufacturing, distribution and office facilities around the world in approximately 20 countries. Thomas & Betts designs, manufactures and sells components used in assembling, maintaining or repairing electrical and communications systems. The Corporation’s products include: (1) electrical connectors, components and accessories for industrial, commercial, utility and residential construction, renovation and maintenance applications and for applications within other companies’ products, primarily in North America, Europe and to a lesser extent, Asia; (2) electromechanical components, subsystems and accessories used to maintain, construct and repair cable television and telecommunications networks worldwide; (3) transmission poles and towers primarily for North American customers; and (4) heating units and accessories for North American and European markets.

2.     Summary of Significant Accounting Policies

      Basis of Presentation: The consolidated financial statements include the accounts of the Corporation and its domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. When appropriate, the Corporation uses the equity method of accounting for its investments in 20-to-50-percent-owned companies. Under accounting principles generally accepted in the United States of America (GAAP), there is a presumption that the equity method should be used to account for those investments. If the Corporation were to determine that it no longer had the ability to exercise significant influence over the operating and financial policies of those companies, GAAP would require the Corporation to use the cost method rather than the equity method to account for those investments. The Corporation regularly monitors its relationships with these companies. See Note 14 for a discussion of the Corporation’s 2002 change in accounting method for its investment in Leviton Manufacturing Co., Inc.

      Certain reclassifications have been made to prior periods to conform to the current year presentation.

      Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the applicable reporting period. Actual results could differ from those estimates.

      Fiscal Year: The Corporation’s fiscal year ends on the Sunday closest to the end of the calendar year. Results for 2002, 2001 and 2000 are for 52-week periods.

      Cash and Cash Equivalents: Cash equivalents consist of investments with maturities at date of purchase of less than 90 days that have a low risk of change in value due to interest rate fluctuations. Foreign currency cash flows have been converted to U.S. dollars at applicable

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

2.     Summary of Significant Accounting Policies (Continued)

weighted-average exchange rates or the exchange rates in effect at the time of the cash flows, where determinable.

      Marketable Securities: Investments in marketable securities are stated at fair value. Fair value is determined using quoted market prices and, when appropriate, exchange rates at the end of the applicable reporting period. Unrealized gains and losses on marketable securities classified as available-for-sale are recorded in accumulated other comprehensive income, net of tax.

      Revenue Recognition: The Corporation recognizes revenue when finished products are shipped to unaffiliated customers and both title and the risks of ownership are transferred. Sales discounts, quantity and price rebates, allowances and warranty costs are estimated based on experience and recorded in the period in which the sale is recognized. The Corporation provides additional allowances for bad debts when circumstances dictate. Certain customers have a right to return goods under certain circumstances and those returns, which are reasonably estimable, are accrued for at the time of shipment.

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

      Credit Risk: Credit risk with respect to trade receivables is limited due to the large number of customers comprising the Corporation’s customer base and their dispersion across many different industries and geographic areas.

      Asset Securitization: In September 2001, the Corporation entered into an asset-securitization program. The program permits the Corporation to continually sell accounts receivable through September 20, 2003, up to a maximum of $120 million. Any sales under the program would be accounted for as sales of assets under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The amount of accounts receivable that may be sold from time to time depends on the level of eligible accounts receivable and restrictions on concentrations of receivables. Availability under this facility as of December 29, 2002 was approximately $51 million. As of December 29, 2002, no receivables have been sold under this program.

      Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

      Property, Plant and Equipment: Property, plant and equipment are stated at cost. Expenditures for maintenance and repair are charged to expense as incurred. Major renewals and betterments that significantly extend the lives of assets are capitalized. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets, which range principally from five to 45 years for buildings, three to 10 years for machinery and equipment, and the lessor of the underlying lease term or 10 years for land and leasehold improvements.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

2.     Summary of Significant Accounting Policies (Continued)

      Goodwill and Other Intangible Assets: Goodwill consists principally of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases. Other intangible assets, classified as other assets, consist primarily of estimated fair values for trade names and a distributor network, arising from an acquisition in 2002.

      Beginning in 2002, the Corporation followed the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 required a transitional impairment test of goodwill and indefinite lived assets in 2002 and an annual test in 2002 and thereafter. The Corporation performed its transitional test of goodwill as of the beginning of 2002 and expects to perform its annual impairment assessment in the fourth quarter of each year, unless circumstances dictate more frequent assessments. Under the provisions of SFAS No. 142, each test of goodwill requires the Corporation to determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Corporation must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. See Note 3 for information regarding an impairment charge recorded in 2002 as a result of the adoption of SFAS No. 142 and other transitional disclosure information.

      Prior to 2002, goodwill was accounted for under the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Goodwill was amortized on a straight-line basis over various periods not exceeding 40 years; and the Corporation reviewed goodwill whenever events or changes in circumstances indicated that the carrying amount of the assets might not be recoverable.

      Long-Lived Assets: The Corporation adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on December 31, 2001. SFAS No. 144 establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. For purposes of recognizing and measuring impairment of long-lived assets, the Corporation evaluates assets for associated product groups. The Corporation reviews long-lived assets to be held-and-used for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of the primary asset in the associated product groups is less than the carrying amount of the assets, the assets are considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, the Corporation estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. The impact of adopting SFAS No. 144 was not material. Prior to the December 31, 2001 adoption of SFAS No. 144, the Corporation had assets held for sale,

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

2.     Summary of Significant Accounting Policies (Continued)

which under the transitional provisions of that pronouncement, have been accounted for in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” Under provisions of SFAS No. 121, depreciation on assets held for sale, which would have been $7.3 million for 2002, was discontinued as of December 31, 2001. Net sales associated with assets held for sale for 2002, 2001 and 2000 were approximately $63 million, $73 million and $114 million, respectively. See Note 5.

      Income Taxes: The Corporation uses the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities and provides a valuation allowance based on more-likely-than-not criteria.

      Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of currently available facts related to each site.

      Derivative Instruments: The Corporation is exposed to market risk from changes in raw material prices, foreign exchange rates and interest rates. At times, the Corporation may enter into various derivative instruments to manage certain of these risks. The Corporation does not enter into derivative instruments for speculative or trading purposes. The Corporation’s derivative instruments associated with foreign currencies and commodities have not previously been designated as hedging instruments and do not qualify for hedge accounting treatment and are therefore marked to market each period. Interest rate swaps entered into during 2002 qualify for the short-cut method of accounting for a fair value hedge under SFAS No. 133. See Note 9.

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

      Stock Options: At December 29, 2002, the Corporation has stock option plans that provide for the purchase of the Corporation’s common stock by its key employees and non-employee directors, which are described more fully in Note 11. The Corporation applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” an interpretation of APB Opinion No. 25, issued March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” established accounting and disclosure requirements using a fair-value-base method of accounting for stock-based employee compensation plans. As allowed under SFAS No. 123, the Corporation has elected to continue

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

2.     Summary of Significant Accounting Policies (Continued)

to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

      The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	2002	2001	2000
(In thousands, except per share data)

Net earnings (loss), as reported	$(53,027)	$(146,390)	$(25,832)
Deduct total incremental stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effects	(4,466)	(4,580)	(4,019)

Proforma net earnings (loss)	$(57,493)	$(150,970)	$(29,851)

Earnings (loss) per share:
Basic — as reported	$(0.91)	$(2.52)	$(0.45)

Basic — proforma	$(0.99)	$(2.60)	$(0.52)

Diluted — as reported	$(0.91)	$(2.52)	$(0.45)

Diluted — proforma	$(0.99)	$(2.60)	$(0.52)

      A valuation using the fair-value-based accounting method has been made for stock options issued in 2002, 2001 and 2000. That valuation was performed using the Black-Scholes option-pricing model.

      The Corporation’s 10-year term options were valued assuming:

	2002	2001	2000

Risk-free interest rate on issuance date	4.25%	4.50%	6.50%
Dividend yield	—%	—%	4%
Volatility	35%	35%	30%
Average expected option life	5 years	5 years	5 years

      The valuation determined a per-share weighted-average fair value for options granted during 2002, 2001 and 2000 of $7.20, $7.89 and $6.68, respectively.

      Recently Issued Accounting Standards: In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires all companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities after December 31, 2002. The impact of adopting SFAS No. 146 is not expected to be material to the Corporation’s Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

3.     Accounting Change

      Effective December 31, 2001, the Corporation adopted SFAS No. 142, which required in 2002 a transitional and annual test of goodwill associated with reporting units for indications of impairment. During the second quarter 2002, the Corporation completed its transitional impairment assessment as of December 31, 2001. No impairment was noted for any reporting units within the Corporation’s segments, except within the HVAC segment. A second more detailed impairment assessment involving the implied fair value of goodwill resulted in a non-cash charge of $44.8 million associated with the Corporation’s HVAC segment. This transitional charge was recorded as a cumulative effect of an accounting change in the Corporation’s consolidated statement of operations for the first quarter of 2002. The Corporation re-assessed its goodwill for impairment during the fourth quarter of 2002 and noted no impairment for any reporting units within the Corporation’s segments. Fair values used for the impairment assessments performed at the beginning of and during 2002 were determined by an independent third party.

      The following SFAS No. 142 disclosure presents the net loss and related per share amounts in 2001 and 2000 as if amortization of goodwill had not been recorded.

	December 30, 2001

		Add Back Goodwill
	As Reported	Amortization	As Adjusted

Earnings (loss) from continuing operations before income taxes	$(187,039)	$15,882	$(171,157)
Income tax provision (benefit)	(48,162)	109	(48,053)

Net earnings (loss) from continuing operations	$(138,877)	$15,773	$(123,104)

Net earnings (loss) per common share from continuing operations:
Basic	$(2.39)	$0.27	$(2.12)

Diluted	$(2.39)	$0.27	$(2.12)

	December 31, 2000

		Add Back Goodwill
	As Reported	Amortization	As Adjusted

Earnings (loss) from continuing operations before income taxes	$(249,388)	$17,472	$(231,916)
Income tax provision (benefit)	(70,702)	189	(70,513)

Net earnings (loss) from continuing operations	$(178,686)	$17,283	$(161,403)

Net earnings (loss) per common share from continuing operations:
Basic	$(3.08)	$0.30	$(2.79)

Diluted	$(3.08)	$0.30	$(2.79)

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

      As of December 29, 2002, the Corporation has approximately $4 million of other intangible assets, consisting primarily of estimated fair values for trade names and a distributor network which were associated with a 2002 acquisition.

4.     Acquisitions and Divestitures

      2002 — Acquisitions: The Corporation completed one acquisition during 2002 for approximately $8 million in cash (approximately $5 million, net of acquired cash). The Corporation acquired all outstanding common stock of Group Thermalliance S.A., a French HVAC manufacturer. An allocation of the purchase price to the assets and liabilities acquired was performed in accordance with SFAS No. 141. Assets acquired also consisted of estimated fair values for trade names and a distributor network, which were derived from the purchase price allocation and totaled approximately $4 million. The accompanying 2002 Consolidated Statement of Operations includes net sales of $5.3 million for the acquired entity.

      2001 — Divestitures: The Corporation sold its copper and zinc ground rod product line in February 2001 for $6 million, which approximated net book value. This product line had net sales of approximately $3 million in 2001 prior to the divestiture.

      The 2001 results include $39.8 million in pre-tax charges related to the impairment and subsequent sale of the Corporation’s American Electric and Dark-to-Light lighting product lines. These charges include $36.6 million for impairment charges on long-lived assets, primarily goodwill, associated with these product lines. The Corporation received $24.5 million in net proceeds and retained accounts receivable related to these product lines. These product lines had net sales of approximately $50 million in 2001 prior to the divestiture.

      2000 — Acquisitions and Divestitures: On July 2, 2000, the Corporation completed the sale of substantially all of its global Electronics OEM business to Tyco Group S.A.R.L. (“Tyco”) for $750 million in cash, subject to adjustment, with a portion of the proceeds deferred. The cash purchase price was reduced by approximately $14 million for debt assumed by Tyco. At closing, Tyco wire transferred funds of approximately $686 million and retained $50 million of the purchase price. During the third quarter of 2000, $15 million of withheld proceeds were released to the Corporation. Subsequent to 2001, the Corporation reached a settlement agreement which stipulates that Tyco will retain $35 million held for post closing adjustments on working capital and long-term assets. In the fourth quarter 2001, the Corporation recorded an $8 million net-of-tax charge to gain on sale of discontinued operations to reflect the settlement. The results of the Electronics OEM business have been reported separately as discontinued operations in the accompanying consolidated financial statements. The results of discontinued operations do not reflect any allocated corporate overhead expenses for centralized administration, finance and information technology departments.

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

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

4.     Acquisitions and Divestitures (Continued)

      Net sales and earnings from discontinued operations for the three-month period prior to April 3, 2000 are as follows:

2000
(In thousands)
Net sales	$205,103

Earnings before income taxes	$23,546
Income tax expense	8,822

Earnings from discontinued operations	$14,724

      Included in earnings from discontinued operations is interest expense of $4.3 million for the three-month period prior to April 3, 2000 which was allocated to discontinued operations based upon the ratio of invested capital of discontinued operations to consolidated invested capital.

      The Corporation sold its Telzon/HDDX product line in March 2000 for an amount which approximated net book value. This product line had net sales of $1 million in 2000 prior to its divestiture.

      The Corporation sold its Aster product line in November 2000 for an amount which approximated net book value. This product line had net sales of $10 million in 2000 prior to its divestiture.

      The Corporation completed the purchase of one product line (telecommunications enclosures) in May 2000 for $1.8 million. The acquisition was accounted for using the purchase method of accounting.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

5.     Restructuring and Asset Impairments

2002 and 2001 Restructuring and Asset Impairments

      The following table indicates by segment the Corporation’s charges in 2002 and 2001, and the related financial statement captions impacted by these charges in the accompanying Consolidated Statements of Operations and Consolidated Balance Sheets.

	Impairment Charge on
	Long-Lived Assets		Restructuring
			Charges	Net Sales	Cost of Sales		SG&A
	Property,	Goodwill
	Plant and	and Other	Accrued	Accounts		Accrued	Accrued	Total
	Equipment	Intangibles	Liabilities	Receivable	Inventory	Liabilities	Liabilities	Charges

2002
Electrical Segment:
Manufacturing efficiency and consolidation initiatives(a)	$—	$—	$1,656	$—	$—	$32,781	$—	$34,437
Communications Segment:
Communications product lines(b)	1,236	—	—	—	—	—	—	1,236

	$1,236	$—	$1,656	$—	$—	$32,781	$—	$35,673

2001
Electrical Segment:
Manufacturing efficiency and consolidation initiatives(a)	$30,365	$(324)	$11,666	$—	$3,047	$4,321	$—	$49,075
Lighting product lines(c)	1,275	35,362	—	2,532	—	632	—	39,801
Severance(d)	—	—	—	—	—	2,750	1,450	4,200
Other	(140)	—	—	—	—	—	—	(140)
Communications Segment:
Communications product lines(b)	13,146	3,597	—	—	—	—	—	16,743
Severance(d)	—	—	—	—	—	400	—	400
HVAC Segment:
Severance(d)	—	—	—	—	—	150	—	150

	$44,646	$38,635	$11,666	$2,532	$3,047	$8,253	$1,450	$110,229

(a)	Manufacturing efficiency and consolidation initiatives

Late in 2001, the Corporation began planning and implementing initiatives to streamline production, improve productivity and reduce costs at its United States, European and Mexican electrical products manufacturing facilities.

      The manufacturing initiatives had three major components:

•	Revising manufacturing processes to improve equipment and labor productivity;

•	Consolidating manufacturing capacity; and

•	Investing in tooling and training to achieve superior levels of productivity.

As indicated below, the Corporation recorded $34.4 million in pre-tax charges during 2002 and $49.1 million in pre-tax charges in the fourth quarter of 2001 related to this

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

5.	Restructuring and Asset Impairments (Continued)

program. As of December 29, 2002, the manufacturing restructuring program was substantially complete. The components of the 2002 and 2001 pre-tax charges are as follows:

	2002	2001	Total
(In thousands)
Certain costs excluded from Electrical segment earnings:
Impairment charges on long-lived assets	$—	$30,041	$30,041
Provision (recovery) — restructured operations	1,656	11,666	13,322
Cost of sales	—	3,047	3,047

Total excluded from Electrical segment earnings	1,656	44,754	46,410

Certain costs reflected in Electrical segment earnings:
Cost of sales	32,781	4,321	37,102

Total reflected in Electrical segment earnings	32,781	4,321	37,102

Total manufacturing plan costs	$34,437	$49,075	$83,512

The following table summarizes the 2002 and 2001 restructuring accruals and activity:

	Original	2002		Balance at
	2001	Provision	2002	December 29,
	Provision	(Recovery)	Payments	2002
(In thousands)
Severance and employee-related costs	$4,856	$1,658	$(5,434)	$1,080
Idle facilities	4,561	(395)	(1,131)	3,035
Purchase order commitments	—	1,055	(1,055)	—
Other facility exit costs	2,249	(662)	(952)	635

	$11,666	$1,656	$(8,572)	$4,750

Severance and other employee-related costs involve actions that are expected to ultimately result in a net reduction of approximately 1,300 jobs including the direct, indirect and administrative positions at plants associated with the Corporation’s Electrical segment. As of December 29, 2002, the Corporation had realized a net reduction of approximately 1,100 jobs. A substantial portion of the remaining severance accrual relates to a facility in Alabama scheduled to be closed in 2003. The remaining accrual for idle facilities reflects future maintenance costs on facilities closed as a result of the manufacturing restructuring program. Other facility exit costs include costs primarily for site preparation and reconditioning, lease termination and miscellaneous asset disposals.

(b)	Communications product lines

During December 2001, management determined that certain product lines in the Communications segment were non-strategic for the Corporation. Accordingly during December 2001, the inventories and long-lived assets for these product lines were reclassified to assets held for sale at their approximated net realizable value. As of

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

5.	Restructuring and Asset Impairments (Continued)

December 29, 2002 and December 30, 2001, the assets held for sale totaled $40.4 million and $49.4 million, respectively. The 2002 and 2001 results include pre-tax impairment charges of approximately $1.2 million and $16.7 million, respectively, in association with the long-lived assets of these product lines. These charges were excluded from segment results.

(c)	Lighting product lines

The 2001 results include approximately $39.8 million in pre-tax charges relating to the impairment and subsequent sale of the Corporation’s American Electric and Dark-to-Light lighting product lines. These charges include $36.6 million for impairment on long-lived assets, primarily goodwill, associated with these product lines which were excluded from segment results. The remaining charges of $3.2 million were included in segment results. Net proceeds of approximately $24.5 million were received during 2001 for this sale. Electrical segment net sales during 2001 for these product lines were approximately $50 million prior to the divestiture.

(d)	Severance

The 2001 results reflect $4.8 million of severance costs related to a third quarter 2001 work force reduction. These costs were included in the results of the applicable segments.

2000 Restructuring and Asset Impairments

      Subsequent to its 2000 decision to sell the Electronics OEM business, the Corporation’s management re-evaluated the strategic importance of a number of smaller product lines and concluded that the Corporation would dispose of some of those product lines by sale or otherwise. As a result, the Corporation recorded impairment losses for long-lived assets of approximately $33.4 million during 2000. Impairment losses totaled approximately $20.7 million for the Electrical segment (primarily die cast fittings, circuit protection and electrical enclosures product lines) and totaled approximately $12.7 million for the Communications segment (primarily the premise wiring product line). Other related charges, primarily inventory write-downs, totaled approximately $26.8 million. Electrical and Communications segment net sales during 2000 for the above-mentioned product lines were approximately $50 million and $10 million, respectively.

      During 2000, the Corporation recognized a recovery for restructuring operations related to a cost-reduction program that commenced in 1998 and was completed by year-end 2000. The 2000 recovery of $2.8 million was primarily due to management’s decision not to close three facilities as provided under the original provision.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

6.     Basic and Fully Diluted Earnings Per Share

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	2002	2001	2000
(In thousands, except per share data)
Net earnings (loss) from continuing operations before cumulative effect of an accounting change	$(8,212)	$(138,877)	$(178,686)
Cumulative effect of an accounting change	(44,815)	—	—
Earnings from discontinued operations — net	—	—	14,724
Gain (loss) on sale of discontinued operations — net	—	(7,513)	138,130

Net earnings (loss)	$(53,027)	$(146,390)	$(25,832)

Basic shares:

Average shares outstanding	58,273	58,116	57,950

Basic earnings (loss) per share:
Net earnings (loss) from continuing operations before cumulative effect of an accounting change	$(0.14)	$(2.39)	$(3.08)
Cumulative effect of an accounting change	(0.77)	—	—
Earnings from discontinued operations — net	—	—	0.25
Gain (loss) on sale of discontinued operations — net	—	(0.13)	2.38

Net earnings (loss)	$(0.91)	$(2.52)	$(0.45)

Diluted shares:
Average shares outstanding	58,273	58,116	57,950
Additional shares from the assumed exercise of stock options	—	—	—

	58,273	58,116	57,950

Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations before cumulative effect of an accounting change	$(0.14)	$(2.39)	$(3.08)
Cumulative effect of an accounting change	(0.77)	—	—
Earnings from discontinued operations — net	—	—	0.25
Gain (loss) on sale of discontinued operations — net	—	(0.13)	2.38

Net earnings (loss)	$(0.91)	$(2.52)	$(0.45)

      Due to the net losses in 2002, 2001 and 2000, the assumed net exercise of stock options in those years was excluded, as the effect would have been anti-dilutive. Options for 5,150,000, 3,369,000 and 2,949,000 shares of common stock in 2002, 2001, and 2000, respectively, were excluded because their effect was anti-dilutive.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

7.     Income Taxes

      The total pretax earnings (loss) and income tax provision (benefit) recorded by the Corporation in 2002, 2001 and 2000 was as follows:

	Pretax
	Earnings	Tax Provision	Tax
	(Loss)	(Benefit)	Rate
(In thousands)
2002
Continuing operations before cumulative effect of an accounting change	$(2,210)	$6,002	271.6%
Cumulative effect of an accounting change	(44,815)	—	—%

	$(47,025)	$6,002

2001
Continuing operations	$(187,039)	$(48,162)	(25.8)%
Gain (loss) on sale of discontinued operations	(11,558)	(4,045)	(35.0)%

	$(198,597)	$(52,207)

2000
Continuing operations	$(249,388)	$(70,702)	(28.4)%
Earnings from discontinued operations	23,546	8,822	37.5%
Gain (loss) on sale of discontinued operations	237,750	99,620	41.9%

	$11,908	$37,740

      The relationship of domestic and foreign components of earnings (loss) from continuing operations before income taxes is as follows:

	2002	2001	2000
(In thousands)
Domestic	$(49,713)	$(217,461)	$(302,066)
Foreign	47,503	30,422	52,678

	$(2,210)	$(187,039)	$(249,388)

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

7. Income Taxes (Continued)

      The components of income tax provision (benefit) on continuing operations are as follows:

	2002	2001	2000
(In thousands)
Current
Federal	$(55,551)	$(7,386)	$(93,158)
Foreign	18,274	18,694	31,788
State and local	37	(957)	(3,149)

Total current provision (benefit)	(37,240)	10,351	(64,519)

Deferred
Domestic	45,912	(57,230)	(385)
Foreign	(2,670)	(1,283)	(5,798)

Total deferred provision (benefit)	43,242	(58,513)	(6,183)

	$6,002	$(48,162)	$(70,702)

      The reconciliation between the federal statutory tax rate and the Corporation’s effective tax rate on continuing operations is as follows:

	2002(a)	2001	2000

Federal statutory tax rate	(35.0)%	(35.0)%	(35.0)%
Increase (reduction) resulting from:
State tax — net of federal tax benefit	(613.3)	(11.9)	(6.5)
Partially tax-exempt income	(286.2)	(0.4)	(4.3)
Goodwill amortization	—	9.0	2.7
Foreign tax credit conversion	1,034.4	—	—
Change in valuation allowance	78.0	12.4	7.5
Tax exams and reassessment of tax exposures	(99.6)	—	—
Other	193.3	0.1	7.2

Effective tax rate	271.6%	(25.8)%	(28.4)%

(a)	The near break-even loss before income taxes of the Corporation in 2002 has the effect of exaggerating the relative percentages for components of the 2002 effective tax rate.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

7. Income Taxes (Continued)

      The components of the Corporation’s net deferred tax assets were:

	December 29,	December 30,
	2002	2001
(In thousands)
Deferred tax assets
Asset impairments	$14,042	$24,952
Accrued employee benefits	7,418	7,763
Accounts receivable and other	23,113	37,858
Inventory	6,448	21,858
Tax credit and loss carryforwards	166,263	172,130
Pension benefits	4,468	3,052
Minimum pension liability	26,027	11,917
Other	5,505	10,409

Total deferred tax assets	253,284	289,939
Valuation allowance	(91,634)	(90,049)

Net deferred tax assets	161,650	199,890

Deferred tax liabilities
Property, plant and equipment	(27,305)	(32,152)
Investments and foreign liabilities	(33,508)	(37,769)

Total deferred tax liabilities	(60,813)	(69,921)

Net deferred tax assets	$100,837	$129,969

      Undistributed earnings of foreign subsidiaries amounted to $135 million at December 29, 2002. Those earnings are considered to be indefinitely reinvested, and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

      The valuation allowance for deferred tax assets increased by $1.6 million in 2002 due primarily to net operating loss carryforwards. The valuation allowance at December 29, 2002 related to net operating loss carryforwards, tax credit carryforwards, and deferred state income tax assets. At December 29, 2002, the Corporation had approximately $12 million of foreign tax credits which, if unused, would expire by 2005 and $11 million of state income tax credits which, if unused, would expire by 2016; and $1.2 billion of loss carryforwards. The loss carryforwards are composed of $975 million of U.S. state net operating loss carryforwards which, if unused, will expire by 2022; $191 million of U.S. federal net operating loss carryforwards which, if unused, will expire by 2022; $26 million of foreign net operating loss carryforwards which, if unused, $16 million will expire by 2010; and $10 million do not have expiration dates.

      Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income and tax planning strategies, based on tax laws in effect as of December 29, 2002, will be sufficient to realize the recorded deferred tax assets, net of the existing valuation allowance at December 29, 2002. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

7. Income Taxes (Continued)

income and tax planning strategies in making this assessment. Projected future taxable income is based on management’s forecast of the operating results of the Corporation, and there can be no assurance that such results will be achieved. Management periodically reviews such forecasts in comparison with actual results and expected trends. Management has identified certain tax planning strategies that it could utilize to avoid the loss carryforwards expiring prior to their realization. These tax planning strategies include primarily sales of non-core assets. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize the net deferred tax assets, the Corporation will increase the valuation allowance by a charge to income tax expense in the period of such determination. Additionally, if events change in subsequent periods which indicate that a previously recorded valuation allowance is no longer needed, the Corporation will decrease the valuation allowance by providing an income tax benefit in the period of such determination.

8.     Fair Value of Financial Instruments

      The Corporation’s financial instruments include cash and cash equivalents, marketable securities, long-term debt and interest rate swap agreements. At certain times, the Corporation’s financial instruments include commodity contracts, foreign currency contracts and short-term borrowings. The carrying amounts of those financial instruments generally approximated their fair values at December 29, 2002 and December 30, 2001, except that, based on the borrowing rates available to the Corporation under current market conditions, the fair value of long-term debt (including current maturities) was approximately $602.9 million and $573.6 million at December 29, 2002 and December 30, 2001, respectively. See Note 10.

      The cost bases and fair market values of available-for-sale financial instruments at December 29, 2002 and December 30, 2001 were:

	Amortized	Gross	Gross	Fair
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
(In thousands)

As of December 29, 2002
Certificates of Deposit	$42,088	$—	$—	$42,088
Mortgage-backed securities	23,330	460	(15)	23,775

Total marketable securities	$65,418	$460	$(15)	$65,863

As of December 30, 2001
Mortgage-backed securities	$6,480	$502	$—	$6,982

      The mortgage-backed securities held at December 29, 2002 had expected maturities ranging from one to approximately 20 years. The Corporation did not realize any significant gains or losses on its marketable securities during 2002, 2001 and 2000. Approximately $20 million of marketable securities held as of December 29, 2002 are pledged to secure letters of credit relating to certain tax refunds.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

9.     Derivative Instruments

      The Corporation is exposed to market risk from changes in raw material prices, foreign-exchange rates, and interest rates. At times, the Corporation may enter into various derivative instruments to manage certain of those risks. The Corporation does not enter into derivative instruments for speculative or trading purposes.

Commodities Futures Contracts

      The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, zinc, copper, resins and rubber compounds. At times, some of the risk associated with usage of copper, zinc and aluminum is mitigated through the use of futures contracts that fix the price the Corporation will pay for a commodity. Commodities futures contracts utilized by the Corporation have not previously been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. Mark-to-market gains and losses for commodities futures are recorded in cost of sales. As of December 29, 2002, the Corporation had no outstanding commodities futures contracts. As of December 30, 2001, the Corporation had outstanding commodities futures contracts of $11.5 million. Cost of sales for 2002 and 2001 reflect a gain of $0.6 million and a loss of $0.2 million, respectively, related to the mark-to market adjustments for commodities futures contracts.

Forward Foreign Exchange Contracts

      From time to time, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of certain foreign currencies, principally Canadian, Japanese and European currencies. Forward foreign exchange contracts utilized by the Corporation have not previously been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. Mark-to-market gains and losses for forward foreign exchange contracts are recorded in other expense — net. The Corporation had no outstanding forward foreign exchange contracts as of December 29, 2002 and December 30, 2001. Other expense-net for 2001 reflects a loss of $0.8 million related to the mark-to market adjustment for forward foreign exchange contracts.

Interest Rate Swap Agreements

      During September 2002, the Corporation entered into interest rate swap agreements (“interest swaps”) that effectively converted $250 million notional amount of debt from a fixed interest rate to a floating interest rate based on a six-month average of LIBOR plus the applicable spread. The interest rate swaps qualify for the short-cut method of accounting for a fair value hedge under SFAS No. 133. The amount to be paid or received under the interest rate swap agreements is recorded as a component of net interest expense. The in-the-money fair value of the interest swaps totaled $3.1 million and is classified in other long-term assets as of December 29, 2002. An off-setting increase in the fair value of debt hedged has been reflected in the applicable debt balance as of December 29, 2002. As of December 29, 2002, the Corporation had interest rate swap agreements totaling a notional amount of $250 million with one-third

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

9.     Derivative Instruments (Continued)

maturing in each of the years 2006, 2008 and 2009. Net interest expense for 2002 reflects a $1.5 million benefit associated with these interest rate swap agreements.

10.     Debt

      The Corporation’s long-term debt at December 29, 2002 and December 30, 2001 was:

	December 29,	December 30,
	2002	2001

(In thousands)
Notes payable with a weighted average interest rate at December 29, 2002 of 6.8%, due through 2010 (See Note 9 regarding interest rate swap agreements)	$607,660	$605,110
Non-U.S. borrowings with a weighted-average interest rate at December 29, 2002 of 7.8%, due through 2005	5,831	49,776
Industrial revenue bonds with a weighted-average interest rate at December 29, 2002 of 1.6%, due through 2008	7,055	11,155
Other, including capital leases	4,562	5,996

Long-term debt (including current maturities)	625,108	672,037
Less current portion	65,126	54,002

Long-term debt	$559,982	$618,035

      Principal payments due on long-term debt including capital leases in each of the five years subsequent to December 29, 2002 are $65.1 million, $128.4 million, $8.2 million, $150.8 million and $0.6 million, respectively. Of the total current debt, $60 million of notes payable became due and was paid in February 2003 from available cash resources.

      Outstanding letters of credit, or similar financial instruments which reduce the amount available under the credit facilities described below, amounted to $34.9 million at December 29, 2002. At times, the Corporation is required, under certain contracts, to provide letters of credit that may be drawn in the event the Corporation fails to perform under contracts entered into in the normal course of its business activities. Such performance related letters of credit totaled $1.6 million at December 29, 2002. The remaining letters of credit relate to third-party insurance claims processing, existing debt obligations and certain tax incentive programs.

      The Corporation has a $100 million committed revolving credit facility with a bank group which is secured by, among other things, inventory and equipment located in the United States. Availability, under the facility as of December 29, 2002, was $44.6 million before considering outstanding letters of credit. This credit facility contains, among other things, limitations on equipment disposals, additional debt, liens and movement of equipment and minimum liquidity requirements. The Corporation pays an unused commitment fee of 62.5 basis points to maintain

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

10.	Debt (Continued)

this facility. There were no borrowings outstanding under this facility as of December 29, 2002. Any borrowings outstanding as of November 2003 would mature on that date.

      The Corporation has a revolving credit facility with a Canadian bank which has availability as of December 29, 2002 of approximately CAD$30 million (approximately US$19 million) as of December 29, 2002. This facility is secured by inventory and accounts receivable located in Canada. The Corporation pays an unused commitment fee of 27.5 basis points to maintain this facility. This facility matures in March 2004 and there were no borrowings outstanding as of December 29, 2002.

      The Corporation has the option, at the time of drawing funds under either of the facilities discussed above, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank.

      Interest expense-net in the accompanying statements of operations includes interest income of $10.1 million, $7.1 million and $8.2 million in 2002, 2001 and 2000, respectively.

11.     Stock Option and Incentive Plans

      The Corporation has various stock ownership plans that provide stock option grants for the purchase of the Corporation’s common stock by its key employees and non-employee directors and restricted stock awards to key employees and non-employee directors. At December 29, 2002, a total of 7,079,179 shares was reserved for issuance under stock options or restricted stock awards already granted or available for future grants. See Note 2 for additional information regarding the Corporation’s stock option plans.

      A summary of the options outstanding at December 29, 2002 follows:

	Options Outstanding
				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$14.31–$19.26	1,603,805	8.34 Years	$18.81	446,141	$18.68
20.19– 21.68	1,298,000	8.07 Years	21.63	185,000	21.33
22.00– 32.38	890,601	5.13 Years	29.11	767,300	29.35
33.03– 45.75	1,136,573	3.21 Years	40.86	1,134,274	40.86
49.66– 59.56	281,923	4.54 Years	51.10	280,858	51.10

$14.31–$59.56	5,210,902	6.40 Years	$27.83	2,813,573	$33.94

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

11.	Stock Option and Incentive Plans (Continued)

      The following is a summary of the option transactions for the years 2002, 2001 and 2000:

		Average
		Per Share
	Shares	Option Price

Balance at January 2, 2000	2,287,972	$40.64
Granted	1,050,342	26.94
Exercised	(135)	23.99
Terminated	(286,925)	37.24

Balance at December 31, 2000	3,051,254	$36.25
Granted	2,325,715	20.60
Exercised	—	—
Terminated	(516,383)	33.12

Balance at December 30, 2001	4,860,586	$29.09
Granted	707,383	18.99
Exercised	(12,919)	19.22
Terminated	(344,148)	27.77

Balance at December 29, 2002	5,210,902	$27.83

Exercisable at December 31, 2000	2,015,086	$38.65
Exercisable at December 30, 2001	2,330,704	$36.83
Exercisable at December 29, 2002	2,813,573	$33.94

      The 1993 Management Stock Ownership Plan provides that, for each calendar year, up to 1.25% of the outstanding common stock of the Corporation will be available for issuance as grants or awards. That plan provides for granting stock options at a price not less than the fair market value on the date of grant with a term not to exceed 10 years and a three year vesting period. The plan also provides for the issuance of restricted stock awards as incentive compensation to key employees. The awards are subject to certain restrictions, including full vesting if the restricted stock recipient remains in the employ of the Corporation three years after receiving the award. The value of the restricted stock awards is recorded as compensation expense over the vesting period. Restricted shares awarded under that plan were 125,605 in 2002; 158,340 in 2001; and 177,005 in 2000.

      The 2001 Stock Incentive Plan provides that 2,500,000 shares of common stock of the Corporation will be available for issuance as option grants at a price not less than the fair market value on the date of grant with a term not to exceed 10 years and a three year vesting period. As of December 29, 2002, options had been granted under this plan for 1,866,426 shares of common stock. This plan was not submitted to the Corporation’s shareholders for approval.

      The Corporation has a restricted stock plan for non-employee directors under which each director receives 200 restricted shares of common stock (600 restricted shares beginning May 7, 2003) annually for a full year of service. Those shares remain restricted during the directors’ terms. The value of the restricted stock awards is expensed at the time of grant. Shares issued under that plan were 1,800 shares in 2002; 1,800 shares in 2001; and 2,000 shares in 2000.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

11.	Stock Option and Incentive Plans (Continued)

      The Corporation has a stock option plan under which each non-employee director received a nonqualified stock option grant for 5,000, 5,000 and 800 shares of common stock for 2002, 2001 and 2000, respectively. The exercise price is the fair market value on the date of grant. Each option is fully vested and exercisable on the date of grant with a term of 10 years. This equity compensation plan was not submitted to the Corporation’s shareholders for approval.

      The Corporation also has a deferred fee plan under which each non-employee director can defer all or a portion of compensation for earned services as a director. Any amount deferred is valued in accordance with the director’s election in a hypothetical investment in common stock (stock credits) or in one or more of seven mutual funds. In addition, non-employee directors receive an annual grant of stock credits having a value of $7,500. Stock credits are distributed in cash upon a director’s termination of service. This plan was not submitted to the Corporation’s shareholders for approval.

12.     Post-retirement Benefits

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

      The Corporation maintains non-qualified supplemental pension plans covering certain key executives, which provide for benefit payments that exceed the limit for deductibility imposed by income tax regulations. The benefit obligation related to these unfunded plans was $13.0 million at December 29, 2002, $10.7 million at December 30, 2001, and $12.2 million at December 31, 2000.

      In 2001, additional plan benefits were granted under the Corporation’s Bargaining Unit Plan which increased the Corporation’s benefit obligation by $2.1 million. In addition, certain executive officers entering the Corporation’s non-qualified retirement plan during 2000 and 2001 were granted previous years of service credit which increased the Corporation’s benefit obligation by $4 million in 2001 and $1 million in 2002. During 2001, the Corporation had a curtailment loss of $0.5 million in this non-qualified retirement plan. The conversion of the Canadian pension plan to a defined contribution plan was also completed during 2001.

      During 2000, the Corporation had a domestic curtailment gain of approximately $6 million and an international curtailment loss of approximately $1 million, both resulting from the sale of the Electronics OEM business. In conjunction with the Electronics OEM sale, the Corporation retained liabilities as of the closing date for (1) any under-funding of foreign plans associated with locations qualifying as legal entity sales and (2) fully-vested and “frozen” benefits for all domestic employees and substantially all other foreign employees. Pursuant to the indemnification provisions in the purchase agreement, the Corporation paid to Tyco Group S.A.R.L. approximately $4 million in early 2002 as a final payment for all under-funding with

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

12.	Post-retirement Benefits (Continued)

respect to the foreign plans. This amount was accrued in the gain on sale of discontinued operations in 2001.

      Net periodic pension cost for 2002, 2001 and 2000 for the Corporation’s defined benefit pension plans included the following components:

	2002	2001	2000
(In thousands)
Service cost — benefits earned during the period	$6,315	$6,487	$8,439
Interest cost on projected benefit obligation	19,567	19,634	19,959
Expected return on plan assets	(17,916)	(21,225)	(23,238)
Net amortization of unrecognized:
Transition obligation (asset)	(31)	(30)	(1,568)
Prior service cost (gain)	764	942	579
Plan net loss (gain)	2,293	520	89
Curtailment and settlement loss (gain)	168	454	(4,632)

Net periodic pension cost (benefit)	$11,160	$6,782	$(372)

      Assumed weighted-average rates used in developing the net periodic pension cost were:

	U.S. Plans			Non-U.S. Plans

	2002	2001	2000	2002	2001	2000

Discount rate	7.25%	7.50%	8.00%	5.92%	6.42%	6.58%
Rate of increase in compensation level	4.50%	4.50%	4.50%	3.48%	3.98%	3.91%
Expected long-term rate of return on plan assets	8.75%	9.75%	9.75%	7.87%	7.87%	7.77%

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

12.	Post-retirement Benefits (Continued)

      The following is information regarding the Corporation’s 2002 and 2001 pension benefit obligation:

	2002	2001
(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$288,394	$278,220
Service cost	6,315	6,487
Interest cost	19,567	19,634
Employee contributions	107	176
Plan amendments	820	6,138
Actuarial loss (gain)	9,458	12,231
Foreign-exchange impact	2,553	(953)
Settlements	(996)	—
Conversion of Canadian pension plan	—	(9,179)
Benefits paid from fund	(17,040)	(24,233)
Benefits paid directly by the Corporation	—	(127)

Benefit obligation at end of year	309,178	288,394

Change in plan assets:
Fair value of plan assets at beginning of year	210,062	237,523
Actual return on plan assets	(11,288)	(1,939)
Employer contributions	9,841	8,586
Employee contributions	107	176
Foreign-exchange impact	1,812	(872)
Settlements	(730)	—
Conversion of Canadian pension plan	—	(9,179)
Benefits paid	(17,040)	(24,233)

Fair value of plan assets at end of year	192,764	210,062

Funded status:
Benefit obligation in excess of plan assets	116,414	78,332
Unrecognized:
Net transition asset (obligation)	38	67
Prior service gain (cost)	(6,629)	(6,063)
Plan net gain (loss)	(99,389)	(63,025)

Accrued benefit cost	$10,434	$9,311

      The present value of projected benefits for the U.S. plans recorded at December 29, 2002 and December 30, 2001 was determined using discount rates of 6.75% and 7.25%, respectively, and an assumed rate of increase in compensation of 4.5%.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

12.	Post-retirement Benefits (Continued)

      The Corporation’s recognized defined benefit pension liability for 2002 and 2001 included the following components:

	2002	2001
(In thousands)
Prepaid benefit cost	$(5,564)	$(7,596)
Accrued benefit liability	90,058	53,418
Accumulated other comprehensive income	(68,492)	(31,362)
Intangible asset	(5,568)	(5,149)

Net liability recognized	$10,434	$9,311

      During 2002, 2001 and 2000, the Corporation reduced shareholders’ equity and other comprehensive income by $23.0 million (net of taxes of $14.1 million), $29.0 million, and $1.7 million, respectively, for minimum pension liabilities. As of December 29, 2002 and December 30, 2001, the Corporation’s pension liabilities had been increased by cumulative minimum pension liability adjustments totaling $68.5 million and $31.4 million, respectively.

Post-retirement Plans

      The Corporation provides certain health-care and life insurance benefits to certain retired employees and certain active employees who meet age and length of service requirements. The Corporation is recognizing the estimated liability for those benefits over the estimated lives of the individuals covered, and is not funding that liability. Substantially all these plans are closed to new entrants. Plan net gains and losses are amortized over a five-year period.

      The net periodic cost for post-retirement health-care and life insurance benefits in 2002, 2001 and 2000 included the following components:

	2002	2001	2000
(In thousands)
Service cost — benefits earned during the period	$15	$—	$—
Interest cost on projected benefit obligation	1,107	1,063	1,737
Net amortization of unrecognized:
Transition amount obligation (asset)	766	766	948
Prior service cost (gain)	(233)	(275)	(30)
Plan net loss (gain)	(718)	(1,541)	(1,188)

Net periodic cost (benefit)	$937	$13	$1,467

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

12.	Post-retirement Benefits (Continued)

      The following is information regarding the Corporation’s 2002 and 2001 post-retirement benefit obligation:

	2002	2001
(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$14,653	$18,447
Service cost	15	—
Interest cost	1,107	1,063
Actuarial loss (gain)	1,326	(1,846)
Amendments	597	—
Benefits paid	(1,701)	(3,011)

Benefit obligation at end of year	$15,997	$14,653

      During 2000, the Corporation gave domestic non-union participants the option of (1) remaining in the post-retirement plan, which was amended in the fourth quarter of 2000 to significantly increase their amount of co-payment for continuing benefits, or (2) terminating from the post-retirement plan in exchange for receiving payments directly from the Corporation to offset the participant’s cost of obtaining alternate coverage from other third-party sources.

	2002	2001
(In thousands)
Total post-retirement benefit obligation	$15,997	$14,653
Unrecognized:
Net transition asset (obligation)	(7,664)	(8,430)
Prior service gain (cost)	1,920	2,750
Plan net gain (loss)	2,504	4,548

Accrued benefit cost	$12,757	$13,521

      The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 6.75% in 2002 and 7.25% in 2001. For certain domestic union members, an increase in the cost of covered health-care benefits of 9.5% was assumed for 2002, and graded down annually to 4.5% for 2009 and future years. For the majority of the other members the cost of covered health-care benefits is capped at 3.0% for all future years. A 1.0% increase or 1.0% decrease in the health-care cost trend rate would increase or decrease the accumulated post-retirement benefit obligation by $0.2 million at December 29, 2002 and would have no material impact on the net periodic cost for the year then ended.

Other Benefits

      The Corporation sponsors defined contribution plans for its U.S. employees for which the Corporation’s contributions are based on a percentage of employee contributions. The cost of those plans for continuing operations was $3.7 million, $4.3 million and $5.4 million in 2002, 2001 and 2000, respectively.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

12.	Post-retirement Benefits (Continued)

      Included in other assets are marketable securities (trading) under a supplemental executive investment plan that totaled $9.2 million as of December 29, 2002 and $11.9 million as of December 30, 2001.

13.     Leases

      The Corporation and its subsidiaries are parties to various leases relating to plants, distribution facilities, office facilities, automobiles and other equipment. Related real estate taxes, insurance and maintenance expenses are normally obligations of the Corporation. Capitalized leases are not significant.

      Future minimum payments under non-cancelable operating leases consisted of the following at December 29, 2002:

(In thousands)
2003	$14,952
2004	11,466
2005	7,167
2006	5,076
2007	3,132
Thereafter	25,672

Total minimum operating lease payments	$67,465

      Rent expense for operating leases was $26.6 million, $31.8 million and $30.1 million in 2002, 2001 and 2000, respectively.

14.     Other Financial Data

Other (Expense) Income — Net

	2002	2001	2000
(In thousands)
Settlement of lawsuits	$(19,000)	$(27,000)	$15,000
Income from insurance proceeds	3,150	—	—
Losses on sale of receivables	—	—	(3,255)
Foreign currency (losses) gains	1,256	(2,413)	562
Other	(1,375)	342	(3,272)

Other (expense) income — net	$(15,969)	$(29,071)	$9,035

      During 2002, the Corporation recognized and paid $19 million for its portion of a settlement of a consolidated class-action shareholder lawsuit. See Note 17.

      During the fourth quarter 2001, the Corporation recognized an expense of $27 million for the settlement of a patent infringement lawsuit which was paid in 2002.

      In 2000, the Corporation received $15 million for settlement of a trade secret and trade dress infringement lawsuit.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

14.	Other Financial Data (Continued)

Other Financial Disclosures

      Research, development and engineering expenditures invested into new and improved products and processes were $18.8 million in 2002, $20.7 million in 2001, and $23.0 million in 2000. Such expenditures are included in cost of sales.

      The Corporation expenses the cost of advertising as it is incurred. Total advertising expense was $17.8 million in 2002, $20.6 million in 2001 and $29.4 million in 2000.

      Accrued liabilities included salaries, fringe benefits and other compensation of $40.1 million and $38.3 million in 2002 and 2001, respectively. Other long-term liabilities for 2002 and 2001 included $100.4 million and $63.0 million, respectively, for post-retirement benefits.

      The following table reflects activity for accounts receivable allowances for sales discounts and allowances, quantity and price rebates, and bad debts during the three years ended December 29, 2002:

	Balance at			Balance at
	beginning			end of
	of year	Provisions	Deductions	year
(In thousands)

2000	$79,466	$260,439	$(190,429)	$149,476
2001	$149,476	$202,206	$(268,437)	$83,245
2002	$83,245	$131,314	$(154,416)	$60,143

Equity Investments

      The Corporation conducts portions of its business, primarily in the Electrical segment, through investments in companies accounted for using the equity method. Those companies are primarily engaged in the design, manufacture and selling of components used in assembling, maintaining or repairing electrical systems. Summarized financial information for the Corporation’s equity investees on a combined basis was:

	2002(a)	2001	2000
(In millions)
Net sales	$61	$1,274	$1,366
Gross margin	18	329	389
Net earnings	6	4	49
Current assets	27	499	545
Non-current assets	12	215	198
Current liabilities	13	145	166
Non-current liabilities	3	156	163

(a)	Reflects the Corporation’s discontinuation in 2002 of the equity method of accounting for its investment in Leviton Manufacturing Co. See discussion below.

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

$51 million consisting of cash and common stock. Through December 2001, the Corporation accounted for the investment under the equity method.

      The Corporation’s ability to exercise significant influence effectively ended in January 2002 with the retirement of the Corporation’s primary liaison between Leviton’s management and the Corporation. In addition, the Corporation’s current management does not have a relationship with Leviton’s management at this time from which it could exercise such influence were it so inclined. In light of these developments, the Corporation determined that it no longer had the ability to influence the operating and financial policies of Leviton. Therefore, GAAP required that the Corporation adopt the cost method of accounting for this investment on a prospective basis beginning in the first quarter of 2002. The carrying value of the investment was approximately $110 million at December 29, 2002 and December 30, 2001.

Stock Purchase Rights

      On December 30, 1997, the Corporation’s Board of Directors declared a dividend of one preferred stock purchase right for each outstanding share of common stock of the Corporation. The rights attach to and automatically trade with the outstanding shares of the Corporation’s common stock. The rights as specified in the Rights Agreement, as amended, will become exercisable only in the event that any person or group of affiliated persons becomes a holder of 15% or more of the Corporation’s outstanding common stock, or commences a tender exchange offer, which, if consummated, would result in that person’s or affiliated persons’ owning at least 15% of the Corporation’s outstanding common stock. Once the rights become exercisable, they entitle all shareholders, other than an acquiring person, to purchase one two-hundredths of a share of preferred stock, which entitles the holder to purchase, for $100, a number of shares of common stock having a market value of twice the exercise price. In addition, at any time after any person has become an acquiring person, but before any person becomes the beneficial owner of 50% or more of the outstanding common stock, the Board of Directors may exchange all or part of the rights (other than rights beneficially owned by an acquiring person and certain affiliated persons) for shares of common stock at an exchange ratio of one share of common stock per right. The rights may be redeemed at a price of $.005 per right at any time prior to their expiration on December 15, 2003.

15.     Segment and Other Related Disclosures

      The Corporation has four reportable segments: Electrical, Steel Structures, Communications, and HVAC. The Electrical segment designs, manufactures and markets thousands of different electrical connectors, components and other products for electrical applications. The Steel Structures segment designs, manufactures and markets tubular steel transmission and distribution poles and lattice steel transmission towers for North American power and telecommunications companies. The Communications segment designs, manufactures and markets components, subsystems and accessories used to construct, maintain and repair cable television (CATV) and telecommunications networks. The HVAC segment designs, manufactures and markets heating and ventilation products for commercial and industrial buildings.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

15.	Segment and Other Related Disclosures (Continued)

      The Corporation’s reportable segments are based on a combination of product lines and channels to market, and represent the primary mode used to assess allocation of resources and performance. Management evaluates each segment’s profit or loss performance based on earnings before interest and taxes; gains and losses on sales of receivables; foreign exchange gains and losses; impairments; restructuring; and certain other charges. The significant accounting policies applied to the segments to determine earnings are those described in Note 2. The Corporation has no material inter-segment sales. General corporate assets not allocated to segments are principally cash, marketable securities, income tax related assets, and other miscellaneous assets.

Segment Information

	2002	2001	2000
(In thousands)
Net Sales
Electrical	$1,025,260	$1,150,393	$1,348,833
Steel Structures	129,730	140,572	121,900
Communications	88,386	108,063	178,439
HVAC	102,481	98,463	106,911

Total	$1,345,857	$1,497,491	$1,756,083

Segment Earnings (Loss) from Continuing Operations
Electrical	$27,131	$(27,305)	$(137,391)
Steel Structures	15,289	18,212	10,155
Communications(a)	3,154	(10,168)	(25,644)
HVAC	6,302	1,187	1,529

Total	$51,876	$(18,074)	$(151,351)

Total Assets
Electrical	$994,372	$1,048,324	$1,327,592
Steel Structures	119,993	125,416	158,191
Communications	68,104	90,037	164,750
HVAC	67,917	95,679	84,340

Total	$1,250,386	$1,359,456	$1,734,873

Capital Expenditures
Electrical	$18,965	$29,699	$62,408
Steel Structures	771	2,141	2,825
Communications	402	1,820	2,434
HVAC	3,673	5,334	1,702

Total	$23,811	$38,994	$69,369

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

15.	Segment and Other Related Disclosures (Continued)

	2002	2001	2000
(In thousands)
Depreciation and Amortization
Electrical	$40,124	$61,442	$66,152
Steel Structures	3,785	5,623	9,828
Communications(a)	908	8,302	12,076
HVAC	3,161	4,369	6,539

Total	$47,978	$79,736	$94,595

(a)	2002 reflects the discontinuation of depreciation on assets held for sale which totaled $7.3 million.

      The following are reconciliations of the total of reportable segments to the consolidated company:

	2002	2001	2000
(In thousands)
Earnings (Loss) from Continuing Operations Before Income Taxes
Total reportable segment earnings (loss)	$51,876	$(18,074)	$(151,351)
Impairment, restructuring and certain other charges	(2,892)	(97,994)	(57,380)
Interest expense — net	(35,225)	(41,900)	(47,894)
Loss on sale of receivables	—	—	(3,255)
Other	(15,969)	(29,071)	10,492

Total	$(2,210)	$(187,039)	$(249,388)

Total Assets
Total from reportable segments	$1,250,386	$1,359,456	$1,734,873
General corporate	369,370	402,154	350,823

Total	$1,619,756	$1,761,610	$2,085,696

Depreciation and Amortization
Total from reportable segments	$47,978	$79,736	$94,595
General corporate	2,266	2,944	5,530

Total	$50,244	$82,680	$100,125

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

16.     Financial Information Relating to Operations in Different Geographic Areas

      The Corporation conducts business in three principal areas: U.S., Europe and Canada. Net sales are attributed to geographic areas based on location of customer.

	2002	2001	2000
(In thousands)
Net Sales
U.S.	$975,708	$1,120,956	$1,269,071
Europe	142,015	132,269	150,246
Canada	192,140	197,485	291,483
Other foreign countries	35,994	46,781	45,283

Total	$1,345,857	$1,497,491	$1,756,083

Long-lived Assets
U.S.	$648,793	$720,258	$870,313
Europe	98,539	89,877	89,776
Canada	94,672	94,774	106,912
Other foreign countries	27,162	24,300	34,194

Total	$869,166	$929,209	$1,101,195

17.     Contingencies

Legal Proceedings

Shareholder Litigation

      On February 16, 2000, a class action, Pifko v. Thomas & Betts Corp., et al (“Pifko”), was commenced in the United States District Court for the Western District of Tennessee. The action asserted claims under Rule 10b-5 and Section 20 of the Securities and Exchange Act of 1934 against the Corporation and its former chief executive officer and chief financial officer. The complaint alleged that the Corporation issued false and misleading quarterly reports and press releases for the first and third quarters of 1999. The allegations were based on the Corporation’s announcement on November 17, 1999 that accounting errors had been discovered requiring a restatement of results for those two quarters. Plaintiff filed an amended complaint in June 2000, adding several new class representatives. The amended complaint repeated the claims in the original complaint and added allegations concerning certain transactions which were alleged to have been improper or in violation of generally accepted accounting principles.

      On August 21, 2000, the Corporation issued a press release announcing material accounting charges to be taken in the second quarter 2000. Following issuance of the press release, plaintiffs’ counsel requested that the oral argument on defendants’ motion to dismiss be canceled and that they be given time to replead to include allegations incorporating the matters disclosed in the August press release. The court granted their request.

      Before the second amended pleading in Pifko was served, a new federal securities law class action, Nuckowski v. Thomas & Betts Corp., et al (“Nuckowski”) was filed in the same court. Nuckowski asserted claims on behalf of a proposed class of purchasers of Thomas & Betts common stock between February 15 and August 21, 2000. Like Pifko, the claims were based on

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

17.	Contingencies (Continued)

alleged violations of Rule 10b-5 and Section 20 of the Securities and Exchange Act of 1934. The complaint essentially incorporated the disclosures in the August 2000 press release and alleged that defendants knowingly or recklessly released financial statements and press releases which failed to disclose the matters covered in the August press release.

      In September 2000, plaintiffs in the Pifko action filed a second amended class action complaint to expand the class period to cover all purchasers from the original class inception date, April 28, 1999, through August 21, 2000. It also added allegations related to information contained in the August press release.

      On December 12, 2000, the Court issued an order consolidating all the related cases into a single action, and appointing lead plaintiffs. In accordance with the order, the plaintiffs filed a consolidated complaint on January 25, 2001. The consolidated complaint essentially repeated the allegations in the earlier complaints described above.

      On March 12, 2001, defendants moved to dismiss the consolidated complaint. Before any argument on that motion occurred, however, plaintiffs indicated to the Court an intention to file a related complaint arising from the same events against the Corporation’s auditors, KPMG LLP (“KPMG”), a complaint which defendants did file on July 31, 2001. KPMG subsequently moved to dismiss the complaint. In an opinion dated April 8, 2002, the Court denied the Corporation’s motion to dismiss, granted in part and denied in part the motion to dismiss on behalf of the individual defendants, and granted the motion to dismiss by KPMG.

      The Corporation and the plaintiffs subsequently agreed to retain a mediator to assist with settlement negotiations. The Court agreed to a brief adjournment to allow the mediation to occur. The mediation was conducted during September 2002, and based on agreements reached, the parties signed a memorandum of understanding shortly thereafter settling all claims in the action against the Corporation and the individual defendants. The Corporation also reached agreement with its insurance carriers regarding their contributions to the settlement. Pursuant to the agreed terms, the Corporation and its insurers contributed $46.5 million (of which approximately $19 million was paid by the Corporation and the balance by the insurers) to a settlement fund for the benefit of the plaintiff class.

      The terms of the memorandum of understanding were incorporated into a stipulation of settlement, which received preliminary approval from the Court on November 5, 2002. After notice to the class, the Court held a final hearing and approved the settlement on December 20, 2002. At the hearing, the Court entered judgment dismissing all claims in the action against the Corporation and the individual defendants. No appeals were filed within the time allowed. The settlement is now final.

SEC Investigation

      Soon after issuing the August 21, 2000 press release announcing substantial charges in the second fiscal quarter of 2000, the Corporation received an informal request for information regarding the basis of the charges from the Staff of the Securities and Exchange Commission Enforcement Division. In response, the Corporation collected and produced the bulk of the

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

17.                        Contingencies (Continued)

documents requested and various former and current employees were interviewed telephonically by the Commission’s staff.

      On January 4, 2001, the Commission issued a Formal Order of Investigation and subsequently has required the production of additional documents, conducted interviews and taken the testimony of current and former employees.

      The Staff has advised the Corporation that it intends to recommend an enforcement action against the Corporation and certain individuals. The Corporation has initiated meetings and conversations with the Staff regarding the proposed charges and their possible resolution. The Corporation believes it has reached agreement with the Staff regarding the form of a consent order, which must then be approved by the Commission. If the proposed settlement now being finalized is approved, it would provide for injunctive relief against future violations by the Corporation, and would not require the Corporation to make any monetary payment. The proposed settlement is not expected to have a material impact on the Corporation’s operations or financial condition.

Kaiser Litigation

      By July 5, 2000, Kaiser Aluminum, its property insurers, 28 Kaiser injured workers, nearby businesses and 18,000 residents near the Kaiser facility in Louisiana certified as a class, filed product liability and business interruption cases against the Corporation and six other defendants in Louisiana state court seeking damages in excess of $550 million. These cases alleged that a Thomas & Betts cable tie mounting base failed thereby allowing bundled cables to come in contact with a 13.8 kv energized bus bar. This alleged electrical fault supposedly initiated a series of events culminating in an explosion, which leveled 600 acres of the Kaiser facility.

      A seven-week trial in the fall 2001 resulted in a jury verdict in favor of the Corporation. However, 13 months later, the trial court overturned that verdict in granting plaintiffs’ judgment notwithstanding the verdict motions. On December 17, 2002, the trial court judge found the Thomas & Betts’ product, an adhesive backed mounting base, to be unreasonably dangerous and therefore assigned 25% fault to T&B. The judge set the damages for the injured workers at $20 million and the damages for Kaiser at $335 million. The Corporation’s 25% allocation is $88.8 million, plus legal interest. The Corporation has appealed this ruling. Management believes there are meritorious defenses to the claim and intends to contest the litigation vigorously.

      The appeal required a bond in the amount of $104 million (the judgment plus legal interest). Plaintiffs successfully moved the trial court to increase the bond to $156 million. Nonetheless, the Corporation’s liability insurers have secured the $156 million bond.

      The Corporation has insurance coverage for this claim. If the judgment of $88.8 million is upheld, it would be within insurance policy limits; therefore, management does not expect this claim to have a material impact on the Corporation’s results of operations or financial condition.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

17.	Contingencies (Continued)

Other Legal Matters

      The Corporation is also involved in legal proceedings and litigation arising in the ordinary course of business. In those cases where the Corporation is the defendant, plaintiffs may seek to recover large and sometimes unspecified amounts, or other types of relief and some matters may remain unresolved for several years. Such matters may be subject to many uncertainties and outcomes are not predictable with assurance. The Corporation has provided for losses to the extent probable and estimable; however, additional losses, even though not anticipated, could be material with respect to the Corporation’s financial position, results of operations or liquidity in any given period.

Environmental Matters

      Under the requirements of the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, (the “Superfund Act”) and certain other laws, the Corporation is potentially liable for the cost of clean-up at various contaminated sites identified by the United States Environmental Protection Agency and other agencies. The Corporation has been notified that it is named a potentially responsible party (PRP) at various sites for study and clean-up costs. In some cases there are several named PRPs and in others there are hundreds. The Corporation generally participates in the investigation or clean-up of potentially contaminated sites through cost-sharing agreements with terms which vary from site to site. Costs are typically allocated based upon the volume and nature of the materials sent to the site. However, under the Superfund Act and certain other laws, as a PRP, the Corporation can be held jointly and severally liable for all environmental costs associated with the site.

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

      As of December 29, 2002 and December 30, 2001, the Corporation’s accrual for future environmental costs was approximately $17 million and $19 million, respectively. The Corporation is not able to predict the extent of its ultimate liability with respect to all of its pending or future environmental matters. However, the Corporation does not believe that any additional liability with respect to the aforementioned environmental matters will be material to its financial position, results of operations or liquidity.

Guarantee and Indemnification Arrangements

      The Corporation has adopted the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation requires the Corporation to recognize the fair value of

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

17.	Contingencies (Continued)

guarantee and indemnification arrangements issued or modified by the Corporation after December 29, 2002, if these arrangements are within the scope of that Interpretation. In addition, under previously existing generally accepted accounting principles, the Corporation continues to monitor the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees and indemnifications when those losses are estimable.

      The Corporation generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time and usage of the product depending on the nature of the product, the geographic location of its sale and other factors. The accrued product warranty costs are based primarily on historical experience of actual warranty claims as well as current information on repair costs.

      The following table provides the changes in the Corporation’s accruals for estimated product warranties:

(In thousands)
December 30, 2001	$3,103
Liabilities accrued for warranties issued during the year	1,145
Deductions for warranty claims paid during the period	(2,052)
Changes in liability for pre-existing warranties during the year, including expirations	120

December 29, 2002	$2,316

      In conjunction with the divestiture of the Corporation’s Electronics OEM business to Tyco on July 2, 2000, the Corporation provided an indemnity to Tyco associated with environmental liabilities that were not known as of the sale date. Under this indemnity, the Corporation is liable for subsequently identified environmental claims up to $2 million. Additionally, the Corporation as of December 29, 2002 is liable for 75% of subsequently identified environmental claims that exceed $2 million and such liability declines to 50% on July 2, 2005 and to 0% on July 2, 2007.

Thomas & Betts Corporation and Subsidiaries

SUPPLEMENTARY FINANCIAL DATA

	2002	2001
(In thousands, except per share data)
First Quarter
Net sales	$342,051	$396,948
Gross profit(a)	83,779	91,885
Earnings (loss) from continuing operations before cumulative effect of an accounting change	(11,647)	(4,966)
Per share earnings (loss) from continuing operations before cumulative effect of an accounting change(b)
Basic	(0.20)	(0.09)
Diluted	(0.20)	(0.09)
Net earnings (loss)	(56,462)	(4,966)

Second Quarter
Net sales	$341,279	$385,444
Gross profit(a)	77,499	93,332
Earnings (loss) from continuing operations before cumulative effect of an accounting change	369	(5,365)
Per share earnings (loss) from continuing operations before cumulative effect of an accounting change(b)
Basic	0.01	(0.09)
Diluted	0.01	(0.09)
Net earnings (loss)	369	(5,365)

Third Quarter
Net sales	$327,469	$373,186
Gross profit(a)	81,765	84,448
Earnings (loss) from continuing operations before cumulative effect of an accounting change	(10,617)	(45,611)
Per share earnings (loss) from continuing operations before cumulative effect of an accounting change(b)
Basic	(0.18)	(0.78)
Diluted	(0.18)	(0.78)
Net earnings (loss)	(10,617)	(45,611)

Fourth Quarter
Net sales	$335,058	$341,913
Gross profit(a)	88,572	48,062
Earnings (loss) from continuing operations before cumulative effect of an accounting change	13,683	(82,935)
Per share earnings (loss) from continuing operations before cumulative effect of an accounting change(b)
Basic	0.23	(1.43)
Diluted	0.23	(1.43)
Net earnings (loss)	13,683	(90,448)

(a)	Reflects net sales less cost of sales.

(b)	Basic per share amounts are based on average shares outstanding in each quarter. Diluted per share amounts reflect potential dilution from stock options, when applicable.

Unaudited — See accompanying accountant’s report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICERS	DIRECTORS

T. Kevin Dunnigan
Chairman and Chief Executive Officer

Dominic J. Pileggi
President, Chief Operating Officer and Group President — Electrical
John P. Murphy
Senior Vice President and
Chief Financial Officer

Kenneth W. Fluke
Vice President — Controller

Connie C. Muscarella
Vice President — Human Resources and Administration

Thomas C. Oviatt
Vice President and Treasurer

J.N. Raines
Vice President — General Counsel and Secretary

Penelope Y. Turnbow
Assistant General Counsel and Assistant Secretary	T. Kevin Dunnigan
Chairman
Director since 1975(3)

Ernest H. Drew
Former Chief Executive Officer Industries and Technology Group Westinghouse Electric Corporation
(power generation and
process control systems)
Director since 1989(2)(3)

Jeananne K. Hauswald
Managing Director
Solo Management
Group, LLC
(corporate financial and investment management consulting)
Director since 1993(1)

Dean Jernigan
Former Chairman, President and Chief Executive Officer Storage USA, Inc.
(self-storage real estate investment trust)
Director since 1999(4)

Ronald B. Kalich, Sr.
President and Chief Executive Officer
FastenTech, Inc.
(manufacturer of specialty fastening products)
Director since 1998(4)	Robert A. Kenkel
Former Chairman of the Board, Chief Executive Officer and Chief Operating Officer The Pullman Co.
(automotive, aerospace and industrial components)
Director since 1994(3)(4)

Kenneth R. Masterson
Executive Vice President, General Counsel and Secretary
FedEx Corporation
(transportation services)
Director since 1995 (1)(2)(3)

Jean-Paul Richard
Chairman and Chief Executive Officer PRO MACH, Inc.
(packaging machinery)
Director since 1996(1)

Jerre L. Stead
Chairman HAIC (private company)
Director since 1998(1)(2)

William H. Waltrip
Chairman of Technology Solutions Company
(services and resources to design, develop and implement large-scale computer systems)
Director since 1983(3)(4)

(1)	Audit Committee

(2)	Corporate Governance Committee

(3)	Executive Committee

(4)	Human Resources Committee

      Information regarding members of the Corporation’s Board of Directors is presented in sections “Security Ownership,” “Board and Committee Membership,” “Compensation” and “Proposal No. 1, Election of Directors” and on pages 4 through 13 and pages 25 through 27 of the Definitive Proxy Statement for the Corporation’s Annual Meeting of Shareholders to be held May 7, 2003 and is incorporated herein by reference.

      Information regarding executive officers of the Corporation is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

      Information required by Item 405 of Regulation S-K is presented in “Section 16(a) Beneficial Ownership Reporting Compliance” on page 6 of the Definitive Proxy Statement and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

      Information for Item 11 of this Report appears in the Definitive Proxy Statement for the Corporation’s Annual Meeting of Shareholders to be held on May 7, 2003, as indicated below, and is incorporated herein by reference.

Page in Proxy
Statement

Compensation	15

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Certain information for Item 12 of this Report appears in the Definitive Proxy Statement for the Corporation’s Annual Meeting of Shareholders to be held on May 7, 2003, as indicated below, and is incorporated herein by reference.

Page in Proxy
Statement

Security Ownership	4

Securities Authorized for Issuance under Equity Compensation Plans

      As of December 29, 2002, the Corporation had the following compensation plans (including individual compensation arrangements) under which equity securities of the Corporation are authorized for issuance.

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(excluding securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in column(a))

Equity compensation plans approved by security holders
1993 Management Stock Ownership Plan(a)(b)	3,179,492	$32.46	1,152,356
1990 Stock Option Plan	60,250	$34.88	—

Restricted Stock Plan for Non-employee Directors	—	—	19,021
Equity compensation plans not approved by security holders
Deferred Fee Plan for Non-employee Directors	—	—	(c)
Non-employee Directors Stock Option Plan	104,734	$24.05	95,266
2001 Stock Incentive Plan	1,866,426	$19.93	620,655

Total	5,210,902	$27.83	1,887,298

(a)	This plan contains a formula for calculating the number of securities available for issuance under the plan. Under the formula, the number of securities available for issuance automatically increases each year by 1.25% of the number of outstanding securities of the Corporation.

(b)	Under the plan, the Corporation has the choice of issuing in any combination up to 1,152,356 of options or up to 576,178 of restricted stock.

(c)	The number of securities available for issue is dependent on the stock price at the time of grant. See below for a description of the plan.

Deferred Fee Plan for Non-employee Directors

      The Deferred Fee Plan for Nonemployee Directors provides for a nonemployee director to defer all or a portion of compensation earned for services as a director. Any amount deferred is valued, in accordance with the director’s election, in a hypothetical investment in Common Stock (“Stock Credits”) or in one or more of seven mutual funds in the Vanguard Group. Stock Credits fluctuate in value as the value of the Common Stock fluctuates. In addition, each nonemployee director receives an annual grant of Stock Credits having a value of $7,500 as of the last day of the Board year. Additional Stock Credits are credited as dividend equivalents on the payment date and at the same value as dividends, if any, declared on the Common Stock. Stock Credits are distributed in shares of Common Stock and mutual fund accounts are distributed in cash upon a director’s termination of service.

Non-employee Directors Stock Option Plan

      The Nonemployee Directors Stock Option Plan provides that each nonemployee director, upon election, receives a nonqualified stock option grant for shares of Common Stock in an amount determined by the Board of Directors. In 2002, each nonemployee director received a nonqualified stock option grant for 5,000 shares. For 2003, each nonemployee director will receive a stock option grant for 5,000 shares. A nonemployee director who is elected to fill a vacancy or a newly created directorship in the interim between annual meetings receives an option grant of shares of Common Stock effective as of the date of election. The option exercise price is the fair market value (average of the high and low sales prices of Common Stock as reported on the New York Stock Exchange composite tape) of a share of Common Stock on the date the option is granted. Each option grant is fully vested and exercisable on the date it is granted and has a term of ten years, subject to earlier expiration in the event the director’s membership on the Board terminates due to retirement, disability, death or for any other reason.

2001 Stock Incentive Plan

      The 2001 Stock Incentive Plan provides that key employees receive nonqualified stock option grants for shares of Common Stock in an amount determined by the Board of Directors. The option exercise price is the fair market value (average of the high and low sales prices of Common Stock as reported on the New York Stock Exchange composite tape) of a share of Common Stock on the date the option is granted. Each option grant usually vests in increments of one-third over a three year period, subject to earlier expiration in the event termination due to retirement, disability, death or for any other reason.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information for Item 13 of this Report appears in the Definitive Proxy Statement for the Corporation’s Annual Meeting of Shareholders to be held on May 7, 2003, as indicated below, and is incorporated herein by reference.

Page in Proxy
Statement

Employment Contracts, Change-of-Control Arrangements and Termination of Employment	19

PART IV

Item 14.	CONTROLS AND PROCEDURES

      Within the 90 days prior to the date of this Report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s Disclosure Committee and senior management, including T. Kevin Dunnigan, the Corporation’s Chief Executive Officer and John P. Murphy, the Corporation’s Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s period SEC filings.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements

The Index on page 36 hereof is being filed in connection with this Report and incorporated herein by reference.

2.	Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material, or the required information is included in the financial statements listed above or the notes thereto.

3.	Exhibits

Exhibits 10.17, 12, 21, 23, 24, 99.1 and 99.2 are being filed in connection with this Report and incorporated herein by reference.

The Exhibit Index on pages E-1 through E-4 is incorporated herein by reference.

Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.9, 10.10 and 10.12 are the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Report pursuant to Item 15(c) of this Report.

(b)	Reports on Form 8-K

      During the last quarter of the period covered by this Report, the Corporation filed the following Current Reports on Form 8-K:

      On October 2, 2002, the Corporation filed a Current Report on Form 8-K, Items 5 and 7 disclosing it had signed a memorandum of understanding to settle the consolidated securities class action lawsuit pending in the U.S. District Court for the Western District of Tennessee.

      On October 22, 2002, the Corporation filed a Current Report on Form 8-K, Items 5, 7 and 9, related to the Corporation’s October 22, 2002 conference call with analysts in which the Corporation discussed its financial results for the fiscal quarter ended September 29, 2002.

      On December 3, 2002, the Corporation filed a Current Report on Form 8-K, Items 5 and 7, announcing the appointment of its new President and Chief Operating Officer.

      On December 20, 2002, the Corporation filed a Current Report on Form 8-K, Items 5 and 7, disclosing that the U.S. District Court for the Western Tennessee approved the settlement of the consolidated securities class action lawsuit pending against the Corporation.

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

Signature	Capacity	Date

/s/ T. KEVIN DUNNIGAN* T. Kevin Dunnigan	Chairman and Chief Executive Officer (Principal Executive Officer) and Director	March 13, 2003
/s/ JOHN P. MURPHY John P. Murphy	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2003
/s/ ERNEST H. DREW* Ernest H. Drew	Director	March 13, 2003
/s/ JEANANNE K. HAUSWALD* Jeananne K. Hauswald	Director	March 13, 2003
/s/ DEAN JERNIGAN* Dean Jernigan	Director	March 13, 2003
/s/ RONALD B. KALICH, SR* Ronald B. Kalich, Sr.	Director	March 13, 2003
/s/ ROBERT A. KENKEL* Robert A. Kenkel	Director	March 13, 2003
/s/ KENNETH R. MASTERSON* Kenneth R. Masterson	Director	March 13, 2003

Signature	Capacity	Date

/s/ JEAN-PAUL RICHARD* Jean-Paul Richard	Director	March 13, 2003
/s/ JERRE L. STEAD* Jerre L. Stead	Director	March 13, 2003
/s/ WILLIAM H. WALTRIP* William H. Waltrip	Director	March 13, 2003
*By: /s/ JOHN P. MURPHY John P. Murphy As attorney-in-fact for the above-named officers and directors pursuant to powers of attorney duly executed by such persons.		March 13, 2003

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

UNDER SECURITIES AND EXCHANGE ACT RULES 13a-14 AND 15d-14

      I, T. Kevin Dunnigan, certify that:

(1)	I have reviewed this Annual Report on Form 10-K of Thomas & Betts Corporation;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

(4)	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (“Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Audit Committee of the Registrant’s Board of Directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

(6)	The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Dated this 13th day of March 2003.

/s/ T. KEVIN DUNNIGAN _________________________________________ T. Kevin Dunnigan
Chairman and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

UNDER SECURITIES AND EXCHANGE ACT RULES 13a-14 AND 15d-14

      I, John P. Murphy, certify that:

(1)	I have reviewed this Annual Report on Form 10-K of Thomas & Betts Corporation;

(2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

(4)	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (“Evaluation Date”); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Audit Committee of the Registrant’s Board of Directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

(6)	The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Dated this 13th day of March 2003.

/s/ JOHN P. MURPHY _________________________________________ John P. Murphy
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Charter of the Corporation. (Filed as Exhibit 3.1 to the Corporation’s 1999 Annual Report on Form 10-K, Commission File No. 1-4862, and incorporated herein by reference.)
3.2	Bylaws of the Corporation. (Filed as Exhibit 3.2 to the Corporation’s 1999 Annual Report on Form 10-K, Commission File No. 1-4862, and incorporated herein by reference.)
4.1	Indenture dated as of January 15, 1992 between the Corporation and First Trust of New York, as Trustee, relating to the Corporation’s debt securities. (Filed as Exhibit 4(a) to the Corporation’s 1991 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)
4.2	Supplemental Indenture dated as of May 2, 1996 between the Corporation and First Trust of New York, as Trustee, relating to the Corporation’s 8 1/4% Senior Notes due January 15, 2004. (Filed as Exhibit 4.3 to the Corporation’s Registration Statement on Form 8-B filed May 2, 1996, and incorporated herein by reference.)
4.3	Second Supplemental Indenture dated as of February 10, 1998 between the Corporation and The Chase Manhattan Bank, as Trustee, relating to the Corporation’s Medium-Term Notes the last of which is due February 13, 2003. (Filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated February 10, 1998, Commission File No. 1-4682, and incorporated herein by reference.)
4.4	Third Supplemental Indenture dated May 7, 1998 between the Corporation and The Chase Manhattan Bank, as Trustee, relating to the Corporation’s Medium-Term Notes the last of which is due May 7, 2008. (Filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated May 4, 1998, Commission File No. 1-4682, and incorporated herein by reference.)
4.5	Indenture dated as of August 1, 1998 between the Corporation and The Bank of New York, as Trustee, relating to the Corporation’s debt securities. (Filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated February 3, 1999, Commission File No. 1-4682, and incorporated herein by reference.)
4.6	Supplemental Indenture No. 1 dated February 10, 1999 between the Corporation and The Bank of New York, a Trustee, relating to the Corporation’s Medium-Term Notes, Series B. (Filed as Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated February 3, 1999, Commission File No. 1-4682, and incorporated herein by reference.)
4.7	Form of 6 1/2% Senior Note due January 15, 2006. (Filed as Exhibit 4.4 to the Corporation’s Registration Statement No. 33-00893 on Form S-4 filed February 13, 1996, and incorporated herein by reference.)

Exhibit
Number	Description of Exhibit

4.8	Form of 8 1/4% Senior Note due January 15, 2004. (Filed as Exhibit 4(b) to the Corporation’s 1991 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)
4.9	Form of 6.29% Medium-Term Note due nine months or more from date of issue. (Filed as Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated February 10, 1998, Commission File No. 1-4682, and incorporated herein by reference.)
4.10	Form of 6.25% Medium-Term Note due nine months or more from date of issue. (Filed as Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated May 4, 1998, Commission File No. 1-4682, and incorporated herein by reference.)
4.11	Form of 6.39% Medium-Term Note, Series B, due nine months or more from date of issue. (Filed as Exhibit 4.3 to the Corporation’s Current Report on Form 8-K dated February 3, 1999, Commission File No. 1-4682, and incorporated herein by reference.)
4.12	Rights Agreement dated as of December 3, 1997 between the Corporation and First Chicago Trust Company of New York, as Rights Agent and Form of Rights Certificate. (Filed as Exhibits 1 and 2 to the Corporation’s Registration Statement on Form 8-A filed December 15, 1997 and incorporated herein by reference.)
4.13	Amendment No. 1 to Rights Agreement dated September 6, 2000, between the Corporation and the Rights Agent. (Filed as Exhibit 10.3 to the Corporation’s third quarter 2000 Quarterly Report on Form 10-Q, Commission File No. 1-4682, and incorporated herein by reference.)
10.1	Thomas & Betts Corporation 1993 Management Stock Ownership Plan, as amended through June 5, 2001 and Forms of Grant Agreement. (Filed as Exhibit 10.3 to the Corporation’s second quarter 2001 Quarterly Report on Form 10-Q, Commission File No. 1-4682, and incorporated herein by reference.)
10.2	Executive Incentive Plan, effective May 5, 1999. (Filed as Exhibit 10.5 to the Corporation’s 1999 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)
10.3	Pension Restoration Plan as amended, effective December 31, 2000. (Filed as Exhibit 10.1 to the Corporation’s third quarter 2001 Quarterly Report on Form 10-Q, Commission File No. 1-4682, and incorporated herein by reference.)
10.4	Retirement Plan for Non-employee Directors dated September 6, 1989, as amended December 3, 1997. (Filed as Exhibit 10.9 to the Corporation’s 1997 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)
10.5	Deferred Fee Plan for Non-employee Directors as amended and restated effective May 6, 1998. (Filed as Exhibit 10.11 to the Corporation’s 1998 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)

Exhibit
Number	Description of Exhibit

10.6	Form of executive officer employment agreement (Filed as Exhibit 10.2 to the Corporation’s third quarter 2001 Quarterly Report on Form 10-Q, Commission File No. 1-4682, and incorporated herein by reference.)
10.7	Executive Retirement Plan as amended December 5, 2000. (Filed as Exhibit 10.15 to the Corporation’s 2000 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)
10.8	Supplemental Executive Investment Plan, effective January 1, 1997. (Filed as Exhibit 10.11 to the Corporation’s 1999 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)
10.9	Restricted Stock Plan for Non-employee Directors as amended February 7, 2001. (Filed as Exhibit 10.17 to the Corporation’s 2000 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)
10.10	Non-employee Directors Stock Option Plan and Form of Stock Option Agreement, as amended March 9, 2001. (Filed as Exhibit 10.18 to the Corporation’s 2000 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)
10.11	Settlement Agreement and Release dated February 21, 2002 between Tyco Group S.A.R.L. and the Corporation. (Filed as Exhibit 10.14 to the Corporation’s 2001 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)
10.12	Thomas & Betts Corporation 2001 Stock Incentive Plan. (Filed as Exhibit 10.1 to the Corporation’s Registration Statement on Form S-8, No. 333-60074, filed May 2, 2001 and incorporated herein by reference.)
10.13	Receivables Purchase Agreement, dated September 21, 2001, among TBSPV, Inc., as seller, the Corporation, as master servicer, Blue Ridge Asset Funding Corporation, as purchaser and Wachovia Bank, N.A., as administrative agent. (Filed as Exhibit 10.4 to the Corporation’s third quarter 2001 Quarterly Report on Form 10-Q, Commission File No. 1-4682, and incorporated herein by reference.)
10.14	Receivables Contribution Agreement, dated September 21, 2001, between the Corporation and TBSPV, Inc. (Filed as Exhibit 10.5 to the Corporation’s third quarter 2001 Quarterly Report on Form 10-Q, Commission File No. 1-4682, and incorporated herein by reference.)
10.15	First Amendment to Receivables Purchase Agreement, dated as of June 12, 2002, among TBSPV, Inc., as seller, the Corporation, as master servicer, Blue Ridge Asset Funding Corporation, as purchaser and Wachovia Bank, N.A., as administrative agent. (Filed as Exhibit 10.2 to the Corporation’s second quarter 2002 Quarterly Report on Form 10-Q, Commission File No. 1-4682, and incorporated herein by reference.)

Exhibit
Number	Description of Exhibit

10.16	Second Amendment to Receivables Purchase Agreement, dated June 19, 2002, among TBSPV, Inc., as seller, the Corporation, as master servicer, Blue Ridge Asset Funding Corporation, as purchaser and Wachovia Bank, N.A., as administrative agent. (Filed as Exhibit 10.3 to the Corporation’s second quarter 2002 Quarterly Report on Form 10-Q, Commission File No. 1-4682, and incorporated herein by reference.)
10.17	Third Amendment to Receivables Purchase Agreement, dated December 6, 2002, among TBSPV, Inc., as seller, the Corporation, as master servicer, Blue Ridge Asset Funding Corporation, as purchaser and Wachovia Bank, N.A., as administrative agent.
10.18	Intercreditor Agreement dated September 21, 2001 among Wachovia Bank, N.A., as securitization agent and as agent, TBSPV, Inc. and the Corporation. (Filed as Exhibit 10.6 to the Corporation’s third quarter 2001 Quarterly Report on Form 10-Q, Commission File No. 1-4682, and incorporated herein by reference.)
10.19	$100,000,000 Credit and Security Agreement dated as of November 15, 2001 among Thomas & Betts Corporation, as borrower, the Lenders listed herein and Wachovia Bank, N.A., as agent. (Filed as Exhibit 10.20 to the Corporation’s 2001 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)
10.20	First Amendment to Credit and Security Agreement and Agreement to Release among the Corporation, as borrower, the Lenders listed therein and Wachovia Bank, N.A., as agent. (Filed as Exhibit 10.1 to the Corporation’s first quarter 2002 Quarterly Report on Form 10-Q, Commission File No. 1-4682, and incorporated herein by reference.)
10.21	Second Amendment to Credit and Security Agreement, dated June 21, 2002 among the Corporation, as borrower, the Lenders listed therein and Wachovia Bank, N.A., as agent. (Filed as Exhibit 10.1 to the Corporation’s second quarter 2002 Quarterly Report on Form 10-Q, Commission File No. 1-4682, and incorporated herein by reference.)
12	Statement re Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Corporation
23	Consent of Independent Public Accountants
24	Powers of Attorney
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-4