Form 10-Q
period 2003-03-30
THOMAS & BETTS CORP
filed 2003-05-13
CIK 97854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003.

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

(901) 252-5000

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑     No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Title of Each Class	at May 9, 2003

Common Stock, $.10 par value	58,465,783

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Quarter Ended

	March 30,	March 31,
	2003	2002

Net sales	$311,482	$342,051
Cost of sales	226,406	258,272

Gross margin	85,076	83,779
Selling, general and administrative	72,932	72,596
Provision (recovery) — restructured operations	—	1,265

Earnings (loss) from operations	12,144	9,918
Income from unconsolidated companies	854	702
Interest expense — net	(8,280)	(10,899)
Other (expense) income — net	(603)	(759)

Earnings (loss) before income taxes	4,115	(1,038)
Income tax provision (benefit)	(889)	10,609

Net earnings (loss) before cumulative effect of an accounting change	5,004	(11,647)
Cumulative effect of an accounting change	—	(44,815)

Net earnings (loss)	$5,004	$(56,462)

Basic earnings (loss) per share:
Net earnings (loss) before cumulative effect of an accounting change	$0.09	$(0.20)
Cumulative effect of an accounting change	—	(0.77)

Net earnings (loss)	$0.09	$(0.97)

Diluted earnings (loss) per share:
Net earnings (loss) before cumulative effect of an accounting change	$0.09	$(0.20)
Cumulative effect of an accounting change	—	(0.77)

Net earnings (loss)	$0.09	$(0.97)

Average shares outstanding:
Basic	58,373	58,221
Diluted	58,378	58,221

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 30,	December 29,
	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$117,040	$177,994
Marketable securities	53,186	65,863
Receivables — net	167,287	161,091
Inventories:
Finished goods	103,061	90,325
Work-in-process	31,251	22,059
Raw materials	73,437	69,898

Total inventories	207,749	182,282

Deferred income taxes	63,977	64,423
Prepaid expenses	11,885	12,895
Assets held for sale	—	40,383

Total Current Assets	621,124	704,931

Property, plant and equipment
Land	15,216	14,447
Buildings	170,080	150,815
Machinery & equipment	575,703	509,839
Construction-in-progress	11,652	9,601

	772,651	684,702
Less accumulated depreciation	(459,642)	(397,287)

Net property, plant and equipment	313,009	287,415

Goodwill — net	439,248	437,175
Investments in unconsolidated companies	122,573	121,575
Deferred income taxes	41,554	36,414
Other assets	33,926	32,246

Total Assets	$1,571,434	$1,619,756

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$128,847	$65,126
Accounts payable	120,729	109,479
Accrued liabilities	99,802	113,406
Income taxes payable	5,176	9,148

Total Current Liabilities	354,554	297,159

Long-Term Liabilities
Long-term debt	435,880	559,982
Other long-term liabilities	141,884	138,479
Shareholders’ Equity
Common stock	5,845	5,830
Additional paid-in capital	345,519	342,911
Retained earnings	399,179	394,175
Unearned compensation-restricted stock	(4,836)	(2,914)
Accumulated other comprehensive income	(106,591)	(115,866)

Total Shareholders’ Equity	639,116	624,136

Total Liabilities and Shareholders’ Equity	$1,571,434	$1,619,756

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended

	March 30,	March 31,
	2003	2002

Cash Flows from Operating Activities:
Net earnings (loss)	$5,004	$(56,462)
Cumulative effect of an accounting change	—	44,815

Net earnings (loss) before cumulative effective of an accounting change	5,004	(11,647)
Adjustments:
Depreciation and amortization	11,910	13,684
Provision (recovery) — restructured operations	—	1,265
Undistributed earnings from unconsolidated companies	(854)	(702)
Mark-to-market adjustment for derivative instruments	137	(917)
(Gain) loss on sale of property, plant and equipment	240	—
Deferred income taxes	(4,830)	62,760
Changes in operating assets and liabilities — net:
Receivables	(3,666)	(473)
Inventories	(10,406)	(1,265)
Accounts payable	9,914	(3,160)
Accrued liabilities	(14,495)	(46,036)
Income taxes payable	(4,080)	(55,608)
Other	1,270	2,447

Net cash provided by (used in) operating activities	(9,856)	(39,652)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(6,333)	(3,772)
Proceeds from sale of property, plant and equipment	48	—
Marketable securities acquired	(30,754)	—
Proceeds from matured marketable securities	45,528	557

Net cash provided by (used in) investing activities	8,489	(3,215)

Cash Flows from Financing Activities:
Repayment of long-term debt and other borrowings	(61,483)	(6,056)
Stock options exercised	—	4

Net cash provided by (used in) financing activities	(61,483)	(6,052)

Effect of exchange-rate changes on cash	1,896	17

Net increase (decrease) in cash and cash equivalents	(60,954)	(48,902)
Cash and cash equivalents — beginning of period	177,994	234,843

Cash and cash equivalents — end of period	$117,040	$185,941

Cash payments for interest	$16,379	$18,080
Cash payments for income taxes	$7,506	$3,486

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation

      In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for the fair presentation of the financial position as of March 30, 2003 and December 29, 2002 and the results of operations and cash flows for the periods ended March 30, 2003 and March 31, 2002.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal period ended December 29, 2002. The results of operations for the periods ended March 30, 2003 and March 31, 2002 are not necessarily indicative of the operating results for the full year.

      Certain reclassifications have been made to prior periods to conform to the current year presentation.

2.	Basic and Fully Diluted Earnings Per Share

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Quarter Ended

	March 30,	March 31,
	2003	2002
(In thousands, except per share data)
Net earnings (loss) before cumulative effect of an accounting change	$5,004	$(11,647)
Cumulative effect of an accounting change	—	(44,815)

Net earnings (loss)	$5,004	$(56,462)

Basic shares:
Average shares outstanding	58,373	58,221

Basic earnings (loss) per share:
Net earnings (loss) before cumulative effect of an accounting change	$0.09	$(0.20)
Cumulative effect of an accounting change	—	(0.77)

Net earnings (loss)	$0.09	$(0.97)

Diluted shares:
Average shares outstanding	58,373	58,221
Additional shares from the assumed exercise of stock options	5	—

	58,378	58,221

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Quarter Ended

	March 30,	March 31,
	2003	2002
(In thousands, except per share data)
Diluted earnings (loss) per share:
Net earnings (loss) before cumulative effect of an accounting change	$0.09	$(0.20)
Cumulative effect of an accounting change	—	(0.77)

Net earnings (loss)	$0.09	$(0.97)

      Due to the net loss for the quarter ended March 31, 2002, the assumed net exercise of stock options in that period was excluded, as the effect would have been anti-dilutive.

3.	Stock-Based Compensation

      The Corporation applies the intrinsic-value-based method to account for its fixed-plan stock options. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Quarter Ended

	March 30,	March 31,
	2003	2002
(In thousands, except per share data)
Net earnings (loss), as reported	$5,004	$(56,462)
Deduct total incremental stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1,089)	(1,090)

Proforma net earnings (loss)	$3,915	$(57,552)

Earnings (loss) per share:
Basic — as reported	$0.09	$(0.97)

Basic — proforma	$0.07	$(0.99)

Diluted — as reported	$0.09	$(0.97)

Diluted — proforma	$0.07	$(0.99)

      A valuation using the fair-value-based accounting method has been made for stock options issued in the quarters ended March 30, 2003 and March 31, 2002. That valuation was performed using the Black-Scholes option-pricing model.

4.	Income Taxes

      During the quarter ended March 30, 2003, the Corporation’s income taxes reflected a $2.0 million benefit resulting from the favorable completion of a tax audit and a corresponding reduction in U.S. tax exposure.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      During the quarter ended March 31, 2002, the Corporation elected to take advantage of changes in U.S. tax laws that allow companies to extend the carryback period for certain federal net operating losses from two to five years. The Corporation filed its 2001 and amended prior years federal tax returns to reflect this decision and carried back and recognized all federal net operating losses that existed as of December 30, 2001. Accordingly, the Corporation received a cash tax refund of approximately $65 million during the subsequent two quarters of 2002. During the quarter ended March 31, 2002, this decision also resulted in an $11.0 million net tax charge composed of a $22.9 million tax charge from converting certain foreign tax credits into foreign tax deductions and an $11.9 million tax benefit from releasing a federal valuation allowance as of December 30, 2001 on deferred tax assets associated with minimum pension liabilities.

      Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income and tax planning strategies, based on tax laws in effect as of March 30, 2003, will be sufficient to realize the recorded deferred tax assets, net of existing valuation allowances at March 30, 2003. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Projected future taxable income is based on management’s forecast of the operating results of the Corporation, and there can be no assurance that such results will be achieved. Management periodically reviews such forecasts in comparison with actual results and expected trends. Management has identified certain tax planning strategies that it could utilize to avoid the loss carryforwards expiring prior to their realization. These tax planning strategies include primarily sales of non-core assets. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize the net deferred tax assets, the Corporation will increase the valuation allowance by a charge to income tax expense in the period of such determination. Additionally, if events change in subsequent periods which indicate that a previously recorded valuation allowance is no longer needed, the Corporation will decrease the valuation allowance by providing an income tax benefit in the period of such determination.

5.	Comprehensive Income (Loss)

      Total comprehensive income (loss) and its components are as follows:

	Quarter Ended

	March 30,	March 31,
	2003	2002
(In thousands)
Net income (loss)	$5,004	$(56,462)
Foreign currency translation adjustments	9,326	(333)
Unrealized gains (losses) on securities	(51)	(40)

Comprehensive income (loss)	$14,279	$(56,835)

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

6.	Derivative Instruments

      The Corporation is exposed to market risk from changes in raw material prices, foreign-exchange rates, and interest rates. At times, the Corporation may enter into various derivative instruments to manage certain of those risks. The Corporation does not enter into derivative instruments for speculative or trading purposes.

Commodities Futures Contracts

      The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, zinc, copper, resins and rubber compounds. At times, some of the risk associated with usage of copper, zinc and aluminum is mitigated through the use of futures contracts that fix the price the Corporation will pay for a commodity. Commodities futures contracts utilized by the Corporation have not previously been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133 and SFAS No. 138. Mark-to-market gains and losses for commodities futures are recorded in cost of sales. As of March 30, 2003, the Corporation had outstanding commodities futures contracts of $3.7 million. As of December 29, 2002, the Corporation had no outstanding commodities futures contracts. Cost of sales for the quarters ended March 30, 2003 and March 31, 2002 reflect a loss of $0.1 million and a gain of $0.9 million, respectively, related to the mark-to market adjustments for commodities futures contracts.

Forward Foreign Exchange Contracts

      From time to time, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of certain foreign currencies, principally Canadian, Japanese and European currencies. Forward foreign exchange contracts utilized by the Corporation have not previously been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. Mark-to-market gains and losses for forward foreign exchange contracts, if any, are recorded in other expense — net. The Corporation had no outstanding forward foreign exchange contracts as of March 30, 2003 and December 29, 2002.

Interest Rate Swap Agreements

      During September 2002, the Corporation entered into interest rate swap agreements (“interest swaps”) that effectively converted $250 million notional amount of debt from a fixed interest rate to a floating interest rate based on a six-month average of LIBOR plus the applicable spread. The interest rate swaps qualify for the short-cut method of accounting for a fair value hedge under SFAS No. 133. The amount to be paid or received under the interest rate swap agreements is recorded as a component of net interest expense. The in-the-money fair value of the interest swaps totaled $4.2 million and $3.1 million at March 30, 2003 and December 29, 2002, respectively, and is classified in other long-term assets, with an off-setting increase in the fair value of debt hedged reflected in the applicable debt balance. As of March 30, 2003, the Corporation had interest rate swap agreements totaling a notional amount of $250 million with

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

one-third maturing in each of the years 2006, 2008 and 2009. Net interest expense for the quarter ended March 30, 2003 reflects a $1.5 million benefit associated with these interest rate swap agreements.

7.	Debt

      The Corporation’s long-term debt at March 30, 2003 and December 29, 2002 was:

	March 30,	December 29,
	2003	2002
(In thousands)
Notes payable (See Note 6 regarding interest rate swap agreements)	$548,674	$607,660
Non-U.S. borrowings	6,007	5,831
Industrial revenue bonds	7,055	7,055
Other, including capital leases	2,991	4,562

Long-term debt (including current maturities)	564,727	625,108
Less current portion	128,847	65,126

Long-term debt	$435,880	$559,982

8.     Restructuring

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

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      The total cost of the program was approximately $91 million including $7 million of capital expenditures. As indicated below, the Corporation recorded $12.3 million in the first quarter 2002. The balance of the pre-tax charges was recorded over the remainder of 2002. The components of the pre-tax charges related to this program for the quarter ended March 31, 2002 are as follows:

Quarter
Ended
March 31,
2002
(In thousands)
Certain costs excluded from Electrical segment earnings:
Provision — restructured operations	$1,265

Total excluded from Electrical segment earnings	1,265

Certain costs reflected in Electrical segment earnings:
Cost of sales	11,024

Total reflected in Electrical segment earnings	11,024

Total manufacturing plan costs	$12,289

      The following table summarizes the restructuring accruals and activity since inception:

				Quarter
				Ended
	Original	Year 2002	Year	March 30,	Balance at
	2001	Provision	2002	2003	March 30,
	Provision	(Recovery)	Payments	Payments	2003
(In thousands)
Severance and employee-related costs	$4,856	$1,658	$(5,434)	$(88)	$992
Idle facilities	4,561	(395)	(1,131)	(288)	2,747
Purchase order commitments	—	1,055	(1,055)	—	—
Other facilities exit costs	2,249	(662)	(952)	(21)	614

	$11,666	$1,656	$(8,572)	$(397)	$4,353

      A substantial portion of the remaining severance accrual relates to a facility in Alabama scheduled to be closed in 2003. The remaining accrual for idle facilities reflects future maintenance costs on facilities closed as a result of the manufacturing restructuring program.

9.	Assets Held for Sale

      Approximately $41 million of held for sale assets associated with certain product lines in the Communications segment were reclassified in the accompanying balance sheet as assets held and used as of March 30, 2003. This reflects the Corporation’s decision during the second quarter 2003 to no longer actively pursue a sale of those assets. The net effect of this reclassification resulted in an increase of approximately $28 million in property, plant and equipment and an

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

increase of approximately $13 million in inventories. The previous cessation of depreciation on these assets had a positive impact on the Corporation’s results of operations during the quarters ended March 30, 2003 and March 31, 2002 of $1.8 million and $1.9 million, respectively. No reinstatement of previous depreciation is required for these assets and the Corporation will begin prospective depreciation during in the second quarter 2003.

10.	Segment Disclosures

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

	Quarter Ended

	March 30,	March 31,
	2003	2002
(In thousands)
Net sales:
Electrical	$241,038	$256,526
Steel Structures	21,965	35,125
Communications	22,267	29,337
HVAC	26,212	21,063

Total net sales	$311,482	$342,051

Segment earnings (loss):
Electrical	$8,000	$2,677
Steel Structures	827	3,908
Communications	2,690	4,087
HVAC	1,481	1,213

Total reportable segment earnings	12,998	11,885
Provision — restructured operations	—	(1,265)
Interest expense — net	(8,280)	(10,899)
Other (expense) income — net	(603)	(759)

Earnings (loss) before income taxes	$4,115	$(1,038)

11.	Contingencies

Legal Proceedings

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

      On January 4, 2001, the Commission issued a Formal Order of Investigation and subsequently required the production of additional documents, conducted interviews and took the testimony of current and former employees.

      On April 1, 2003, the Corporation announced that a settlement had been reached with the Commission. In the settlement, the Corporation consented, without admitting or denying the Commission’s allegations, to the entry of a Final Judgment of Permanent Injunction and Other Relief that permanently enjoins the Corporation from violating certain provisions of the federal

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

securities laws requiring the filing of accurate periodic reports with the Commission, the maintenance of proper books and records, and the implementation of adequate internal accounting and control procedures. The Commission did not allege fraud charges or assess a monetary penalty against the Corporation.

Kaiser Litigation

      By July 5, 2002, Kaiser Aluminum, its property insurers, 28 Kaiser injured workers, nearby businesses and 18,000 residents near the Kaiser facility in Louisiana, filed product liability and business interruption cases against the Corporation and six other defendants in Louisiana state court seeking damages in excess of $550 million. These cases alleged that a Thomas & Betts cable tie mounting base failed thereby allowing bundled cables to come in contact with an energized bus bar. This alleged electrical fault supposedly initiated a series of events culminating in an explosion, which leveled 600 acres of the Kaiser facility.

      A seven-week trial in the fall of 2001 resulted in a jury verdict in favor of the Corporation. However, 13 months later, the trial court overturned that verdict in granting plaintiffs’ judgment notwithstanding the verdict motions. On December 17, 2002, the trial court judge found the Thomas & Betts’ product, an adhesive backed mounting base, to be unreasonably dangerous and therefore assigned 25% fault to T&B. The judge set the damages for an injured worker at $20 million and the damages for Kaiser at $335 million. The Corporation’s 25% allocation is $88.8 million, plus legal interest. The Corporation has appealed this ruling. Management believes there are meritorious defenses to the claim and intends to contest the litigation vigorously.

      The appeal required a bond in the amount of $104 million (the judgment plus legal interest). Plaintiffs successfully moved the trial court to increase the bond to $156 million. The Corporation’s liability insurers have secured the $156 million bond.

      The Corporation has insurance coverage for this claim. If the judgment of $88.8 million is upheld, that amount would be within insurance policy limits. Under Louisiana law, legal interest on any judgement remains the responsibility of the Corporation’s liability insurers and those amounts do not impact available insurance limits. Management does not expect this claim to have a material impact on the Corporation’s results of operations or financial condition.

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

      The total cost of the program was approximately $91 million, including $7 million of capital expenditures. The Corporation recorded $12.3 million in pre-tax charges in the first quarter of 2002.

Results of Operations

Comparison of 1st Quarter 2003 with 1st Quarter 2002

Consolidated Results

	Quarter Ended

	March 30, 2003		March 31, 2002

	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales

Net sales	$311,482	100.0	$342,051	100.0
Gross margin	85,076	27.3	83,779	24.5
Selling, general and administrative	72,932	23.4	72,596	21.2
Interest expense — net	(8,280)	(2.7)	(10,899)	(3.2)
Income tax provision (benefit)	(889)	(0.3)	10,609	3.1
Cumulative effect of an accounting change	—	—	(44,815)	(13.1)
Net earnings (loss)	5,004	1.6	(56,462)	(16.5)

Net Sales

      The Corporation’s net sales in the first quarter 2003 were $311.5 million, down 8.9% from $342.1 million in the first quarter 2002. First quarter 2002 net sales included $5.3 million in net sales from electrical products that have been discontinued. The decline in net sales is due largely to reduced capital investment by the utility sector. The Corporation sells engineered structures for transmission systems and electrical high-voltage connectors and switchgear to these customers through its Steel Structures and Electrical segments, respectively. This decline is offset somewhat by a favorable impact from the weakening of the U.S. dollar compared to the Canadian dollar and Euro.

Gross Margin

      Gross margin for the first quarter 2003 was 27.3% of net sales, compared with 24.5% in the first quarter 2002. The low sales volume in the first quarter 2003 limited the positive impact from the manufacturing consolidation and efficiency program undertaken in 2002. First quarter

2002 gross margin included $11.0 million in charges related to restructuring electrical manufacturing operations.

Expenses

      Selling, general and administrative (SG&A) expenses were relatively flat year-over-year in dollar terms and slightly higher as a percent of net sales due to low sales levels. The Corporation continued to tightly manage spending and to seek opportunities to improve efficiency in all aspects of the business.

Interest Expense — Net

      Net interest expense for the first quarter 2003 was $8.3 million, compared to $10.9 million recorded a year ago. Net interest expense decreased primarily due to lower net interest rates and reduced debt levels. Lower net interest rates were due in part to interest rate swap agreements on $250 million of debt entered into during September 2002, which resulted in a benefit of $1.5 million in the first quarter 2003. During the first quarter 2003, the Corporation repaid $60 million of debt from available cash. Interest expense — net includes interest income of $1.0 million for the first quarter 2003 and $0.9 million for the first quarter 2002.

Income Taxes

      The Corporation’s first quarter 2003 effective tax rate is a benefit of (21.6)%. The Corporation’s income taxes in the first quarter 2003 reflect a $2.0 million tax benefit resulting from the favorable completion of a tax audit covering years 1996 through 2001 and a corresponding reduction in U.S. tax exposure.

      In the first quarter 2002, the Corporation elected to take advantage of changes in U.S. tax laws that allow companies to extend the carryback period for certain federal net operating losses from two to five years. The Corporation filed its 2001 and amended prior years federal tax returns to reflect this decision and carried back and recognized all federal net operating losses that existed as of December 30, 2001. Accordingly, the Corporation received a cash tax refund of approximately $65 million during the subsequent two quarters of 2002. In the first quarter 2002, this decision resulted in an $11.0 million net tax charge composed of a $22.9 million tax charge from converting certain foreign tax credits into foreign tax deductions and an $11.9 million tax benefit from releasing a federal valuation allowance as of December 30, 2001 on deferred tax assets associated with minimum pension liabilities.

Cumulative Effect of an Accounting Change

      During the first quarter of 2002, the Corporation recorded a $44.8 million non-cash charge for an impairment of goodwill associated with its HVAC segment for the adoption of SFAS No. 142. This charge reflected the cumulative effect of adopting the accounting change and did not affect day-to-day operations of the Corporation.

Net Earnings (Loss)

      Net earnings was $5.0 million in the first quarter 2003 compared with a net loss of $56.5 million in the first quarter 2002. Net earnings during the first quarter 2002 reflected a $44.8 million non-cash charge for an impairment of goodwill associated with the Corporation’s HVAC segment, $8.5 million net-of-tax charges associated with the Corporation’s manufacturing restructuring program and an $11.0 million net tax charge described above.

Segment Results

      The Corporation evaluates its business segments on the basis of segment earnings (loss), with segment earnings (loss) defined as earnings (loss) before interest, taxes, asset impairments, restructuring charges and certain other charges.

Electrical

      Net sales for the Electrical segment were $241.0 million for the first quarter 2003 down from $256.5 million reported in the first quarter 2002. First quarter 2002 results included $5.3 million in sales from products that have since been discontinued. Electrical segment net sales were negatively impacted by the significant weakness in demand for high-voltage connectors and switchgear used by utility customers.

      Electrical segment earnings for the first quarter 2003 were $8.0 million compared to $2.7 million in the first quarter 2002. First quarter 2002 results included $11.0 million in charges related to restructuring operations.

Steel Structures

      Net sales and earnings in the Steel Structures segment reflect reduced capital investment by the utility sector, specifically for transmission and distribution systems. Net sales for the Steel Structures segment decreased to $22.0 million for the first quarter 2003 from $35.1 million for the first quarter 2002. Segment earnings were $0.8 million for the first quarter 2003 compared to $3.9 million in the first quarter 2002.

Communications

      Net sales for the Communications segment were $22.3 million in the first quarter 2003, down from $29.3 million in the first quarter 2002. The lower sales volume is reflected in segment earnings, which were $2.7 million in the first quarter 2003 compared to $4.1 million in the first quarter 2002. Demand in telecommunications and broadband markets served by this segment remains significantly depressed.

      The previous cessation of depreciation on assets held for sale had a positive impact on the Communication segment’s earnings during the first quarter 2003 and first quarter 2002 of $1.8 million and $1.9 million, respectively. The Corporation’s decision during the second quarter 2003 to no longer actively pursue a sale of these assets has resulted in such assets being reclassified in the accompanying balance sheet as assets held and used as of March 30, 2003. Although no reinstatement of previous depreciation is required for these assets, future periods will be impacted by prospective depreciation beginning in the second quarter 2003.

HVAC

      Net sales for HVAC increased to $26.2 million in the first quarter 2003 from $21.1 in the first quarter 2002. Segment earnings were $1.5 million for the first quarter 2003 compared to $1.2 million in the first quarter 2002. Net sales and earnings in 2003 reflect, in part, the positive impact of a small acquisition completed in late 2002.

Critical Accounting Policies

      The preparation of financial statements contained in this Report requires the use of estimates and assumptions to determine certain amounts reported as net sales, costs, expenses,

assets or liabilities and certain amounts disclosed as contingent assets or liabilities. There can be no assurance that actual results will not differ from those estimates or assumptions. The Corporation’s significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the fiscal period ended December 29, 2002. Management believes the Corporation’s critical accounting policies include: Revenue Recognition; Inventory Valuation; Goodwill and Other Intangible Assets; Long-Lived Assets; Income Taxes; and Environmental Costs.

•	Revenue Recognition: The Corporation recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101. The Corporation recognizes revenue when finished products are shipped to unaffiliated customers and both title and risks of ownership are transferred. Sales discounts, quantity and price rebates, allowances and warranty costs are estimated based on contractual commitments and experience and recorded in the period in which the sale is recognized. Certain customers have the right to return goods under certain circumstances and those returns, which are reasonably estimable, are accrued at the time of shipment. Management analyzes historical returns and allowances, current economic trends and specific customer circumstances when evaluating the adequacy of accounts receivable related reserves and accruals.

•	Inventory Valuation: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. To ensure inventories are carried at the lower of cost or market, the Corporation periodically evaluates the carrying value of its inventories. The Corporation also periodically performs an evaluation of inventory for excess and obsolete items. Such evaluations are based on management’s judgment and use of estimates. Such estimates incorporate inventory quantities on-hand, aging of the inventory, sales forecasts for particular product groupings, planned dispositions of product lines and overall industry trends.

•	Goodwill and Other Intangible Assets: The Corporation follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires an annual test of goodwill and indefinite lived assets associated with reporting units for indications of impairment. The Corporation expects to perform its annual impairment assessment in the fourth quarter of each year, unless circumstances dictate more frequent assessments. Under the provisions of SFAS No. 142, each test of goodwill requires the Corporation to determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Corporation must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

•	Long-Lived Assets: The Corporation follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. For purposes of recognizing and

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

•	Income Taxes: The Corporation uses the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provides a valuation allowance based on a more-likely-than-not criteria. The Corporation has valuation allowances for deferred tax assets primarily associated with operating loss carryforwards, tax credit carryforwards and deferred state income tax assets. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income, based on enacted tax law in effect as of March 30, 2003, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, which involve estimates and uncertainties, in making this assessment. Tax planning strategies include primarily sales of non-core assets. Projected future taxable income is based on management’s forecast of the operating results of the Corporation. Management periodically reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize net deferred tax assets, the Corporation will increase valuation allowances by a charge to income tax expense in the period of such determination.

•	Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of current available facts related to each site.

Liquidity and Capital Resources

      For the first quarter 2003, the Corporation’s cash and cash equivalents decreased to $117.0 million at March 30, 2003 from $178.0 million at December 29, 2002. The decrease reflects $9.9 million of cash used in operating activities and $61.5 million used in financing activities, which were partially offset by $8.5 million provided by investing activities.

Operating Activities

      Operating activities used cash of $9.9 million during the first quarter 2003 as compared to cash used in operating activities of $39.7 million for the year-ago period. Cash used in operations during the first quarter 2003 was primarily a result of an increase in inventories and seasonal related payments. Cash used in operations in 2002 was primarily the result of a $20 million payment for a patent infringement lawsuit settlement, costs incurred for the manufacturing consolidation and efficiency program, and seasonal related payments.

Investing Activities

      The Corporation acquired $30.8 million of marketable securities during the first quarter 2003. No marketable securities were acquired during the same period last year. As of March 30, 2003, approximately $20 million of investments are pledged to secure letters of credit relating to certain tax refunds. The Corporation had proceeds from matured marketable securities of approximately $45.5 million during the first quarter 2003 as compared to $0.6 million of proceeds for the same period last year. As of March 30, 2003 and December 29, 2002, the Corporation had marketable securities of $53.2 million and $65.9 million, respectively.

      During the first quarter 2003, the Corporation had capital expenditures totaling $6.3 million, as compared with $3.8 million for the same period last year. For the year 2003, capital expenditures are expected to be $30 to $35 million.

Financing Activities

      Financing activities used cash of $61.5 million in the first quarter 2003 and $6.1 million in the same period last year. Of the total current debt at December 29, 2003, $60 million of notes payable became due and was paid in February 2003 out of available cash resources.

Credit Facilities

      The Corporation has a $100 million committed revolving credit facility with a bank group which is secured by, among other things, inventory and equipment located in the United States. Availability under the facility as of March 30, 2003 was $49 million before considering outstanding letters of credit of approximately $38 million at March 30, 2003. This credit facility is subject to, among other things, limitations on equipment disposals, additional debt, liens and movement of equipment, and minimum liquidity requirements. This facility matures in November 2003. There were no borrowings outstanding under this facility as of March 30, 2003.

      The Corporation’s subsidiary, Thomas & Betts Limited has a committed revolving credit facility with a Canadian bank which had availability as of March 30, 2003 of approximately CAD$30 million (approximately US$20 million as of March 30, 2003). This facility is secured by inventory and accounts receivable located in Canada. This facility matures in March 2004. There were no borrowings outstanding under this facility as of March 30, 2003.

      The Corporation has the option, at the time of drawing funds under either of the facilities discussed above, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank.

      The credit facilities contain standard covenants restricting investments, liens, debt, dispositions of collateral, and the payment of dividends, unless certain conditions are met. Also included are financial covenants regarding minimum liquidity and capital expenditures. The credit facilities contain standard events of default such as covenant default and cross-default. The Corporation is in compliance with all covenants or other requirements set forth in its credit agreements. Further, the Corporation does not have any rating downgrade triggers that would accelerate the maturity dates of its debt. However, a downgrade in the Corporation’s credit rating by either rating agency could adversely affect the Corporation’s ability to renew existing, or obtain access to new, credit facilities in the future and could increase the cost of such facilities.

      Outstanding letters of credit, or similar financial instruments which reduce the amount available under the credit facilities amounted to approximately $38 million at March 30, 2003. At times, the Corporation is required, under certain contracts, to provide letters of credit that may be drawn in the event the Corporation fails to perform under contracts entered into in the normal course of its business activities. Such performance related letters of credit totaled $1.3 million at March 30, 2003. The remaining letters of credit relate to third-party insurance claims processing, existing debt obligations and certain tax incentive programs.

      In April 2003, the Corporation executed a term sheet with Wachovia Bank N.A. pursuant to which Wachovia will use best efforts to arrange a new secured U.S. credit facility agreement before the Corporation’s current $100 million committed revolving credit facility expires. At the time a new U.S. credit facility is executed, management plans to terminate its asset-securitization program described below. During negotiation of the new credit facility agreement, the Corporation will seek additional availability than currently exists under its credit facility. Management also plans to extend its Canadian committed revolving credit facility before it expires. During negotiation of the amended facility, the Corporation will seek additional availability than currently exists under its credit facility.

Off-Balance Sheet Program

      In September 2001, the Corporation established an asset-securitization program. The program, as amended, permits the Corporation to continually sell accounts receivable through September 20, 2003, to a maximum of $120 million as needed as a source of liquidity. As of March 30, 2003, availability under this facility was approximately $49 million. The amount of accounts receivable sold from time to time depends on the level of eligible accounts receivable and restrictions on concentrations of receivables. At March 30, 2003, no receivables have been sold under this program. The Corporation plans to terminate this program in connection with the execution of its new U.S. credit facility currently being negotiated.

      Except for the asset securitization program described in the preceding paragraph, at March 30, 2003, the Corporation did not have any other relationships with unconsolidated entities or financial partnerships (often referred to as structured finance or special purpose entities) which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Other

      As of March 30, 2003, the Corporation’s working capital (total current assets less total current liabilities) was $266.6 million, down $141.2 million from December 29, 2002. This net reduction in working capital reflects primarily a decrease in cash, cash equivalents and marketable securities and an increase in current maturities of long-term debt. The decrease in cash, cash equivalents and marketable securities reflects a $60 million debt repayment from available cash in February 2003 and the increase in current maturities of long-term debt reflects the net effect of the February 2003 debt repayment and a $125 million note payable that will become due in the first quarter 2004.

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

      Including the asset-securitization facility discussed above, the Corporation’s aggregate availability of funds as of March 30, 2003 is approximately $80 million after considering outstanding letters of credit. Availability under the revolving credit facilities and the asset-securitization facility increases or decreases with fluctuations in the value of the underlying collateral and is subject to the satisfaction of various covenants. These are back up facilities which the Corporation currently does not expect to utilize in the foreseeable future.

      From time to time the Corporation may access the public capital markets, if terms, rates and timing are acceptable. The Corporation has an effective shelf registration statement for $450 million of senior unsecured debt securities and for common and preferred stock. The Corporation expects to fund expenditures for capital requirements as well as other liquidity needs from a combination of cash generated from operations, existing cash balances, and external financial resources. These sources should be sufficient to meet the Corporation’s operating needs for the foreseeable future.

2003 Outlook

      Although market conditions are not expected to improve during 2003, management expects improved net earnings on a full-year basis over 2002 due to the absence of costs associated with the manufacturing consolidation program and as the Corporation realizes savings from the program. Management expects second quarter 2003 earnings to be stronger than the first quarter, reflecting the normal seasonality in the Electrical segment.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This Report includes various forward-looking statements regarding the Corporation which are subject to many uncertainties in the Corporation’s operations, business, economic, and political environment. Statements that contain words such as “achieve,” “guidance,” “believes,” “expects,” “anticipates,” “intends,” “estimates,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” or similar expressions are forward-looking statements. Such statements are subject to risks and uncertainties, and many factors could affect the future financial results of the Corporation. Accordingly, actual results, performance or achievements may differ materially from those expressed or implied by the forward-looking statements contained in this Report. For those statements, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

      For additional information about business risks facing the Corporation, investors should review Part I, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Business Risks” of the Corporation’s Annual Report on Form 10-K for the fiscal period ended December 29, 2002.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Corporation is exposed to market risk from changes in interest rates, raw material prices and foreign exchange rates. At times, the Corporation may enter into various derivative instruments to manage certain of these risks. The Corporation does not enter into derivative instruments for speculative or trading purposes.

      For the period ended March 30, 2003, the Corporation did not experience any material changes in market risk that affect the quantitative and qualitative disclosures presented in its Annual Report on Form 10-K for the fiscal period ended December 29, 2002.

ITEM 4.	CONTROLS AND PROCEDURES

      Within the 90 days prior to the date of this Report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s Disclosure

Committee and senior management, including T. Kevin Dunnigan, the Corporation’s Chief Executive Officer and John P. Murphy, the Corporation’s Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings. Subsequent to the evaluation date referred to above, there have been no significant changes in internal controls or in other factors that could significantly affect those controls.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

      See Note 11, “Contingencies,” in the Notes to Condensed Consolidated Financial Statements included herein.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The matters which were voted upon at the Registrant’s Annual Meeting of Shareholders held on May 7, 2003, and the results of the voting are set forth below:

	Nominees for Director	For	Withheld
1.
	Ernest H. Drew	43,631,575	9,941,079
	T. Kevin Dunnigan	50,869,982	2,702,672
	Jeananne K. Hauswald	43,313,049	10,259,605
	Dean Jernigan	43,635,746	9,936,908
	Ronald B. Kalich, Sr.	43,631,300	9,941,354
	Robert A. Kenkel	43,613,441	9,959,213
	Kenneth R. Masterson	43,310,255	10,262,399
	Jean-Paul Richard	43,315,730	10,256,924
	Jerre L. Stead	43,311,736	10,260,918
	William H. Waltrip	43,630,770	9,941,884

2.	A proposal to ratify the appointment of KPMG LLP as independent public accountants received 52,137,686 votes for and 1,079,065 votes against, with 355,903 abstentions and no broker non-votes.

3.	A non-binding proposal to redeem the Corporation’s Shareholder Rights Plan received 28,426,650 votes for and 20,218,982 votes against, with 407,198 abstentions and 4,519,824 broker non-votes.

      Following the Annual Shareholder meeting, the Corporation’s Board of Directors adopted three amendments to the Corporation’s Shareholder’s Rights Plan (the “Rights Plan”). The amendments added a “chewable” redemption feature which will allow certain offers to be accepted by shareholders without interference by the Rights Plan; eliminated the “dead-hand” provision so that any subsequent board of directors may redeem the Rights Plan to permit an acquisition of shares; and limited the extension of the Rights Plan to three years following its scheduled expiration at the end of this year. The Board disclosed its intention to adopt these amendments earlier this year in a letter to Institutional Shareholder Services (ISS), the nation’s leading proxy voting advisory service, which was filed with the Securities and Exchange Commission. A summary of terms of the amended and restated Rights Plan is included in the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2003.

ITEM 5.	OTHER INFORMATION

      (a) See “Cautionary Statement Regarding Forward-Looking Statements” included in Part I, Item 2 hereof.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits are filed as part of this Report:

10.1	Third Amendment to Credit and Security Agreement, dated February 17, 2003, among the Corporation, as borrower, the Lenders listed therein and Wachovia Bank, N.A., as agent.
12	Statement re Computation of Ratio of Earnings to Fixed Charges
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      On February 14, 2003, the Corporation filed a Current Report on Form 8-K, Items 5, 7 and 9, commenting on its financial results for the fiscal year ended December 29, 2002.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMAS & BETTS CORPORATION
(Registrant)

By:	/s/ JOHN P. MURPHY

John P. Murphy
Senior Vice President and
Chief Financial Officer
(principal financial officer
and principal accounting officer)

Date: May 13, 2003

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

Dated this 13th day of May 2003.

/s/ T. KEVIN DUNNIGAN

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

Dated this 13th day of May 2003.

/s/ JOHN P. MURPHY

John P. Murphy
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

10.1	Third Amendment to Credit and Security Agreement, dated February 17, 2003, among the Corporation, as borrower, the Lenders listed therein and Wachovia Bank, N.A., as agent.
12	Statement re Computation of Ratio of Earnings to Fixed Charges
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.