Form 10-Q
period 2003-06-29
THOMAS & BETTS CORP
filed 2003-08-05
CIK 97854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003.

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑     No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Title of Each Class	at August 4, 2003

Common Stock, $.10 par value	58,466,122

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net sales	$322,661	$341,279	$634,143	$683,330
Cost of sales	239,182	263,780	465,588	522,052

Gross margin	83,479	77,499	168,555	161,278
Selling, general and administrative	68,618	73,809	141,550	146,405
Provision (recovery) — restructured operations	—	361	—	1,626

Earnings (loss) from operations	14,861	3,329	27,005	13,247
Income from unconsolidated companies	558	398	1,412	1,100
Interest expense — net	(9,139)	(7,581)	(17,419)	(18,480)
Other (expense) income — net	232	1,200	(371)	441

Earnings (loss) before income taxes	6,512	(2,654)	10,627	(3,692)
Income tax provision (benefit)	(242)	(3,023)	(1,131)	7,586

Net earnings (loss) before cumulative effect of an accounting change	6,754	369	11,758	(11,278)
Cumulative effect of an accounting change	—	—	—	(44,815)

Net earnings (loss)	$6,754	$369	$11,758	$(56,093)

Basic earnings (loss) per share:
Net earnings (loss) before cumulative effect of an accounting change	$0.12	$0.01	$0.20	$(0.19)
Cumulative effect of an accounting change	—	—	—	(0.77)

Net earnings (loss)	$0.12	$0.01	$0.20	$(0.96)

Diluted earnings (loss) per share:
Net earnings (loss) before cumulative effect of an accounting change	$0.12	$0.01	$0.20	$(0.19)
Cumulative effect of an accounting change	—	—	—	(0.77)

Net earnings (loss)	$0.12	$0.01	$0.20	$(0.96)

Average shares outstanding:
Basic	58,461	58,292	58,412	58,253
Diluted	58,463	58,459	58,416	58,253

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 29,	December 29,
	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$275,506	$177,994
Marketable securities	22,299	65,863
Receivables — net	185,537	161,091
Inventories:
Finished goods	104,196	90,325
Work-in-process	31,247	22,059
Raw materials	68,604	69,898

Total inventories	204,047	182,282

Deferred income taxes	63,836	64,423
Prepaid expenses	9,508	12,895
Assets held for sale	—	40,383

Total Current Assets	760,733	704,931

Property, plant and equipment
Land	15,624	14,447
Buildings	173,148	150,815
Machinery & equipment	586,759	509,839
Construction-in-progress	15,649	9,601

	791,180	684,702
Less accumulated depreciation	(478,384)	(397,287)

Net property, plant and equipment	312,796	287,415

Goodwill — net	447,645	437,175
Investments in unconsolidated companies	122,421	121,575
Deferred income taxes	45,511	36,414
Other assets	40,631	32,246

Total Assets	$1,729,737	$1,619,756

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$127,872	$65,126
Accounts payable	110,604	109,479
Accrued liabilities	107,940	113,406
Income taxes payable	4,692	9,148

Total Current Liabilities	351,108	297,159

Long-Term Liabilities
Long-term debt	565,610	559,982
Other long-term liabilities	143,495	138,479
Shareholders’ Equity
Common stock	5,847	5,830
Additional paid-in capital	345,751	342,911
Retained earnings	405,933	394,175
Unearned compensation-restricted stock	(4,395)	(2,914)
Accumulated other comprehensive income	(83,612)	(115,866)

Total Shareholders’ Equity	669,524	624,136

Total Liabilities and Shareholders’ Equity	$1,729,737	$1,619,756

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	June 29,	June 30,
	2003	2002

Cash Flows from Operating Activities:
Net earnings (loss)	$11,758	$(56,093)
Cumulative effect of an accounting change	—	44,815

Net earnings (loss) before cumulative effective of an accounting change	11,758	(11,278)
Adjustments:
Depreciation and amortization	25,523	26,269
Provision (recovery) — restructured operations	—	1,626
Undistributed earnings from unconsolidated companies	(1,412)	(1,100)
Mark-to-market adjustment for derivative instruments	47	(981)
(Gain) loss on sale of property, plant and equipment	261	(998)
Deferred income taxes	(9,008)	55,058
Changes in operating assets and liabilities — net:
Receivables	(16,611)	(2,060)
Inventories	(2,493)	9,469
Accounts payable	(2,956)	2,707
Accrued liabilities	(9,166)	(51,559)
Income taxes payable	(5,025)	(11,796)
Other	2,630	11,124

Net cash provided by (used in) operating activities	(6,452)	26,481

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(14,289)	(11,903)
Proceeds from sale of property, plant and equipment	234	1,726
Marketable securities acquired	(30,941)	(43,275)
Proceeds from matured marketable securities	79,067	1,976

Net cash provided by (used in) investing activities	34,071	(51,476)

Cash Flows from Financing Activities:
Proceeds from long-term debt and other borrowings	125,191	—
Repayment of long-term debt and other borrowings	(63,535)	(7,976)
Stock options exercised	—	248

Net cash provided by (used in) financing activities	61,656	(7,728)

Effect of exchange-rate changes on cash	8,237	3,454

Net increase (decrease) in cash and cash equivalents	97,512	(29,269)
Cash and cash equivalents — beginning of period	177,994	234,843

Cash and cash equivalents — end of period	$275,506	$205,574

Cash payments for interest	$20,066	$23,488
Cash payments for income taxes	$10,710	$(39,400)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation

      In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for the fair presentation of the financial position as of June 29, 2003 and December 29, 2002 and the results of operations and cash flows for the periods ended June 29, 2003 and June 30, 2002.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal period ended December 29, 2002. The results of operations for the periods ended June 29, 2003 and June 30, 2002 are not necessarily indicative of the operating results for the full year.

      Certain reclassifications have been made to prior periods to conform to the current year presentation.

2.	Basic and Fully Diluted Earnings Per Share

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Quarter Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002
(In thousands, except per share data)
Net earnings (loss) before cumulative effect of an accounting change	$6,754	$369	$11,758	$(11,278)
Cumulative effect of an accounting change	—	—	—	(44,815)

Net earnings (loss)	$6,754	$369	$11,758	$(56,093)

Basic shares:
Average shares outstanding	58,461	58,292	58,412	58,253

Basic earnings (loss) per share:
Net earnings (loss) before cumulative effect of an accounting change	$0.12	$0.01	$0.20	$(0.19)
Cumulative effect of an accounting change	—	—	—	(0.77)

Net earnings (loss)	$0.12	$0.01	$0.20	$(0.96)

Diluted shares:
Average shares outstanding	58,461	58,292	58,412	58,253
Additional shares from the assumed exercise of stock options	2	167	4	—

	58,463	58,459	58,416	58,253

Diluted earnings (loss) per share:
Net earnings (loss) before cumulative effect of an accounting change	$0.12	$0.01	$0.20	$(0.19)
Cumulative effect of an accounting change	—	—	—	(0.77)

Net earnings (loss)	$0.12	$0.01	$0.20	$(0.96)

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      Due to the net loss for the six months ended June 30, 2002, the assumed net exercise of stock options in that period was excluded, as the effect would have been anti-dilutive. Options for shares of Common Stock that were excluded because of their anti-dilutive effect were 5.7 million and 2.4 million shares for the second quarter of 2003 and 2002, respectively, and 5.6 million and 3.7 million shares for the first six months of 2003 and 2002, respectively.

3.	Stock-Based Compensation

      The Corporation applies the intrinsic-value-based method to account for its fixed-plan stock options. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Quarter Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002
(In thousands, except per share data)
Net earnings (loss), as reported	$6,754	$369	$11,758	$(56,093)
Deduct total incremental stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1,333)	(1,368)	(2,422)	(2,458)

Proforma net earnings (loss)	$5,421	$(999)	$9,336	$(58,551)

Earnings (loss) per share:
Basic — as reported	$0.12	$0.01	$0.20	$(0.96)

Basic — proforma	$0.09	$(0.02)	$0.16	$(1.01)

Diluted — as reported	$0.12	$0.01	$0.20	$(0.96)

Diluted — proforma	$0.09	$(0.02)	$0.16	$(1.01)

      A valuation using the fair-value-based accounting method has been made for stock options issued in the quarters and six months ended June 29, 2003 and June 30, 2002. That valuation was performed using the Black-Scholes option-pricing model.

4.	Income Taxes

      The Corporation’s income tax benefit of $0.2 million in the second quarter 2003 reflects a $2.0 million tax benefit resulting from the favorable completion of a foreign tax audit and a corresponding reduction in worldwide tax exposures. Also, the Corporation’s income tax benefit of $1.1 million for the first six months of 2003 reflects a $2.0 million tax benefit recorded in the first quarter 2003 from the favorable completion of a domestic tax audit and a corresponding reduction in U.S. tax exposure.

      In the second quarter 2002, the Corporation recorded a tax benefit of $2.2 million as a result of the favorable completion of several tax audits and a reduction of worldwide tax

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

exposures. In addition, during the first quarter 2002, the Corporation elected to take advantage of changes in U.S. tax laws that allow companies to extend the carryback period for certain federal net operating losses from two to five years. The Corporation filed its 2001 and amended prior years federal tax returns to reflect this decision and carried back and recognized all federal net operating losses that existed as of December 30, 2001. Accordingly, the Corporation received a cash tax refund of approximately $65 million during the subsequent two quarters of 2002. During the first quarter 2002, this decision also resulted in an $11.0 million net tax charge composed of a $22.9 million tax charge from converting certain foreign tax credits into foreign tax deductions and an $11.9 million tax benefit from releasing a federal valuation allowance on deferred tax assets associated with minimum pension liabilities.

      Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income and tax planning strategies, based on tax laws in effect as of June 29, 2003, will be sufficient to realize the recorded deferred tax assets, net of existing valuation allowances at June 29, 2003. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Projected future taxable income is based on management’s forecast of the operating results of the Corporation, and there can be no assurance that such results will be achieved. Management periodically reviews such forecasts in comparison with actual results and expected trends. Management has identified certain tax planning strategies that it could utilize to avoid the loss carryforwards expiring prior to their realization. These tax planning strategies include primarily sales of non-core assets. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize the net deferred tax assets, the Corporation will increase the valuation allowance by a charge to income tax expense in the period of such determination. Additionally, if events change in subsequent periods which indicate that a previously recorded valuation allowance is no longer needed, the Corporation will decrease the valuation allowance by providing an income tax benefit in the period of such determination.

5.	Comprehensive Income (Loss)

      Total comprehensive income (loss) and its components are as follows:

	Quarter Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002
(In thousands)
Net income (loss)	$6,754	$369	$11,758	$(56,093)
Foreign currency translation adjustments	23,034	11,091	32,360	10,758
Unrealized gains (losses) on securities	(55)	(52)	(106)	(92)

Comprehensive income (loss)	$29,733	$11,408	$44,012	$(45,427)

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

6.	Derivative Instruments

      The Corporation is exposed to market risk from changes in raw material prices, foreign-exchange rates, and interest rates. At times, the Corporation may enter into various derivative instruments to manage certain of those risks. The Corporation does not enter into derivative instruments for speculative or trading purposes.

Commodities Futures Contracts

      The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, zinc, copper, resins and rubber compounds. At times, some of the risk associated with usage of copper, zinc and aluminum is mitigated through the use of futures contracts that fix the price the Corporation will pay for a commodity. Commodities futures contracts utilized by the Corporation have not previously been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. Mark-to-market gains and losses for commodities futures are recorded in cost of sales. As of June 29, 2003, the Corporation had outstanding commodities futures contracts of $2.5 million. As of December 29, 2002, the Corporation had no outstanding commodities futures contracts. Cost of sales for the quarters ended June 29, 2003 and June 30, 2002 each reflected a gain of $0.1 million, related to the mark-to-market adjustments for commodities futures contracts. Cost of sales for the six months ended June 29, 2003 and June 30, 2002 reflect no effect and a gain of $1.0 million, respectively, related to the mark-to-market adjustments for commodities futures contracts.

Forward Foreign Exchange Contracts

      From time to time, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of certain foreign currencies, principally Canadian, Japanese and European currencies. Forward foreign exchange contracts utilized by the Corporation have not previously been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. Mark-to-market gains and losses for forward foreign exchange contracts, if any, are recorded in other expense — net. The Corporation had no outstanding forward foreign exchange contracts as of June 29, 2003 and December 29, 2002.

Interest Rate Swap Agreements

      In September 2002, the Corporation entered into interest rate swap agreements (“interest swaps”) that effectively converted $250 million notional amount of debt from a fixed interest rate to a floating interest rate based on a six-month average of LIBOR plus the applicable spread.

      In addition in June 2003, the Corporation replaced the $83.3 million interest rate swap agreement relating to the debt securities maturing in 2006 with new interest rate swap agreements for the same notional amount maturing primarily in 2013, the term of the $125 million senior unsecured notes due June 2013 (see Note 7). The approximately $3 million received by the Corporation from closing its previous position will reduce the future effective interest rate of the underlying debt instrument. The new interest rate swap agreements effectively

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

converted $83.3 million notional amount of debt from a fixed interest rate to a floating interest rate based on a six-month average of LIBOR plus the applicable spread.

      The Corporation’s interest rate swaps qualify for the short-cut method of accounting for a fair value hedge under SFAS No. 133. The amount to be paid or received under the interest rate swap agreement is recorded as a component of net interest expense. The in-the-money fair value of the interest swaps totaled $7.0 million and $3.1 million at June 29, 2003 and December 29, 2002, respectively, and is classified in other long-term assets, with an off-setting increase in the fair value of debt hedged reflected in the applicable debt balance. As of June 29, 2003, the Corporation had interest rate swap agreements totaling a notional amount of $250 million with approximately one-third maturing in each of the years 2008, 2009 and 2013. Net interest expense for the quarter and six months ended June 29, 2003 reflects a benefit of $1.5 million and $3.0 million, respectively, associated with these interest rate swap agreements.

7.	Debt

      The Corporation’s long-term debt at June 29, 2003 and December 29, 2002 was:

	June 29,	December 29,
	2003	2002
(In thousands)
Notes payable (See Note 6 regarding interest rate swap agreements)	$679,195	$607,660
Non-U.S. borrowings	5,808	5,831
Industrial revenue bonds	7,055	7,055
Other, including capital leases	1,424	4,562

Long-term debt (including current maturities)	693,482	625,108
Less current portion	127,872	65,126

Long-term debt	$565,610	$559,982

      In May 2003, the Corporation issued $125 million of senior, unsecured notes. The notes were issued at par and bear interest at 7.25%. The notes mature on June 1, 2013 with a first interest payment on December 1, 2003. Net proceeds from the sale are earmarked to repay existing $125 million 8.25% senior, unsecured notes due in January 2004.

      In June 2003, the Corporation completed a $175 million committed revolving credit facility with a bank group which is secured by, among other things, accounts receivable, inventory and equipment located in the United States. The current availability under the new facility is $165.3 million before considering $38.6 million of outstanding letters of credit. This credit facility contains covenants concerning, among other things, additional debt, liens and minimum liquidity requirements. The Corporation pays an unused commitment fee of 62.5 basis points to maintain this facility. There were no borrowings outstanding under this facility as of June 29, 2003. Any borrowings outstanding as of June 2006 would mature on that date.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      In conjunction with the Corporation establishing the $175 million committed revolving credit facility, the Corporation simultaneously terminated its previous $100 million committed revolving credit facility and its asset securitization program.

      Principal payments due on long-term debt, including capital leases, for the remainder of calendar year 2003 and in each of the calendar years 2004 through 2007 are $1.9 million, $128.5 million, $8.0 million, $150.8 million and $0.5 million, respectively.

8.	Manufacturing Consolidation and Efficiency Program

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

      The total cost of the program was approximately $84 million plus approximately $7 million of capital expenditures. The components of pre-tax charges related to this program are as follows:

					Six Months
					Ended
	Year	Year		2nd Quarter	June 30,
	2001	2002	Total	2002	2002
(In thousands)
Certain costs excluded from Electrical segment earnings:
Impairment charges on long-lived assets	$30,041	$—	$30,041	$—	$—
Provision (recovery) — restructured operations (see components in the following table)	11,666	1,656	13,322	361	1,626
Cost of sales	3,047	—	3,047	—	—

Total excluded from Electrical segment earnings	44,754	1,656	46,410	361	1,626

Certain costs reflected in Electrical segment earnings:
Cost of sales	4,321	32,781	37,102	13,431	24,455

Total reflected in Electrical segment earnings	4,321	32,781	37,102	13,431	24,455

Total manufacturing plan costs	$49,075	$34,437	$83,512	$13,792	$26,081

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      The following table summarizes the provision for restructured operations and activity since inception:

				Six Months
				Ended
	Original	Year 2002		June 29,	Balance at
	2001	Provision	Year 2002	2003	June 29,
	Provision	(Recovery)	Payments	Payments	2003
(In thousands)
Severance and employee-related costs	$4,856	$1,658	$(5,434)	$(701)	$379
Idle facilities	4,561	(395)	(1,131)	(443)	2,592
Purchase order commitments	—	1,055	(1,055)	—	—
Other facilities exit costs	2,249	(662)	(952)	(103)	532

	$11,666	$1,656	$(8,572)	$(1,247)	$3,503

      The remaining accrual for idle facilities reflects primarily future maintenance costs on facilities closed as a result of the manufacturing restructuring program.

9.	Assets Held for Sale

      Approximately $41 million of held for sale assets associated with certain product lines in the Communications segment were reclassified in the accompanying balance sheet as assets held and used as of March 30, 2003. This reflected the Corporation’s decision during the second quarter 2003 to no longer actively pursue a sale of those assets. The net effect of this reclassification resulted in an increase of approximately $28 million in property, plant and equipment and an increase of approximately $13 million in inventories. The previous cessation of depreciation on these assets during the quarter ended March 30, 2003 was $1.8 million, and the quarter and six months ended June 30, 2002 were $1.9 million and $3.8 million, respectively. No reinstatement of previous depreciation is required for these assets and the Corporation began prospective depreciation in the second quarter 2003.

10.	Segment Disclosures

      The Corporation has four reportable segments: Electrical, Steel Structures, Communications and HVAC. The Electrical segment designs, manufactures and markets thousands of different electrical connectors, components and other products for electrical applications. The Steel Structures segment designs, manufactures and markets tubular steel poles and lattice steel towers for North American power and telecommunications companies. The Communications segment designs, manufactures and markets connectors, components and other products used to construct, maintain and repair cable television (CATV) and telecommunications networks. The HVAC segment designs, manufactures and markets heating and ventilation products for commercial and industrial buildings.

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

	Quarter Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002
(In thousands)
Net sales:
Electrical	$256,801	$265,150	$497,839	$521,676
Steel Structures	21,346	33,581	43,311	68,706
Communications	19,148	23,358	41,415	52,695
HVAC	25,366	19,190	51,578	40,253

Total net sales	$322,661	$341,279	$634,143	$683,330

Segment earnings (loss):
Electrical	$11,762	$(771)	$19,762	$1,906
Steel Structures	695	4,925	1,522	8,833
Communications	2,561	(275)	5,251	3,812
HVAC	401	209	1,882	1,422

Total reportable segment earnings	15,419	4,088	28,417	15,973
Provision — restructured operations	—	(361)	—	(1,626)
Interest expense — net	(9,139)	(7,581)	(17,419)	(18,480)
Other (expense) income — net	232	1,200	(371)	441

Earnings (loss) before income taxes	$6,512	$(2,654)	$10,627	$(3,692)

11.	Contingencies

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

      On April 1, 2003, the Corporation announced that a settlement had been reached with the Commission. In the settlement, the Corporation consented, without admitting or denying the Commission’s allegations, to the entry of a Final Judgment of Permanent Injunction and Other

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Relief that permanently enjoins the Corporation from violating certain provisions of the federal securities laws requiring the filing of accurate periodic reports with the Commission, the maintenance of proper books and records, and the implementation of adequate internal accounting and control procedures. The Commission did not allege fraud charges or assess a monetary penalty against the Corporation. The Final Judgment of Permanent Injunction and Other Relief was filed in the United States District Court District of Columbia on April 3, 2003.

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

      A seven-week trial in the fall of 2001 resulted in a jury verdict in favor of the Corporation. However, 13 months later, the trial court overturned that verdict in granting plaintiffs’ judgment notwithstanding the verdict motions. On December 17, 2002, the trial court judge found the Thomas & Betts’ product, an adhesive backed mounting base, to be unreasonably dangerous due to alleged inadequate product warnings and therefore assigned 25% fault to T&B. The judge set the damages for an injured worker at $20 million and the damages for Kaiser at $335 million. The Corporation’s 25% allocation is $88.8 million, plus legal interest. The Corporation has appealed this ruling. Management believes there are meritorious defenses to the claim and intends to contest the litigation vigorously.

      The appeal required a bond in the amount of $104 million (the judgment plus legal interest). Plaintiffs successfully moved the trial court to increase the bond to $156 million. The Corporation’s liability insurers have secured the $156 million bond.

      The Corporation has insurance coverage for this claim. If the judgment of $88.8 million is upheld, that amount would be within insurance policy limits. Under Louisiana law, legal interest on any judgment remains the responsibility of the Corporation’s liability insurers and those amounts do not impact available insurance limits. Management does not expect this claim to have a material impact on the Corporation’s results of operations or financial condition.

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

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

12.	Recently Issued Accounting Standards

      In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 is effective during the third quarter of 2003. The Statement requires classification as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations. The impact of adopting SFAS No. 150 is not expected to be material to the Corporation’s Consolidated Financial Statements.

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

      The total cost of the program was approximately $91 million, including $7 million of capital expenditures. As part of this program, the Corporation recorded $13.8 million and $26.1 million in pre-tax charges during the quarter and six months ended June 30, 2002, respectively.

Results of Operations

Comparison of Periods in 2003 with Periods in 2002

Consolidated Results

	Quarter Ended

	June 29, 2003		June 30, 2002

	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales

Net sales	$322,661	100.0	$341,279	100.0
Gross margin	83,479	25.9	77,499	22.7
Selling, general and administrative	68,618	21.3	73,809	21.6
Interest expense — net	(9,139)	(2.8)	(7,581)	(2.2)
Income tax provision (benefit)	(242)	(0.1)	(3,023)	(0.9)
Cumulative effect of an accounting change	—	—	—	—
Net earnings (loss)	6,754	2.1	369	0.1

	Six Months Ended

	June 29, 2003		June 30, 2002

	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales

Net sales	$634,143	100.0	$683,330	100.0
Gross margin	168,555	26.6	161,278	23.6
Selling, general and administrative	141,550	22.3	146,405	21.4
Interest expense — net	(17,419)	(2.7)	(18,480)	(2.7)
Income tax provision (benefit)	(1,131)	(0.2)	7,586	1.1
Cumulative effect of an accounting change	—	—	(44,815)	(6.6)
Net earnings (loss)	11,758	1.9	(56,093)	(8.2)

Net Sales

      The Corporation’s net sales in the second quarter 2003 were $322.7 million, down 5.5% from $341.3 million in the second quarter 2002. For the first six months of 2003, the Corporation reported net sales of $634.1 million, down 7.2% on a year-over-year basis. The quarter and year-to-date sales declines reflect reduced investment by the utility sector, where Thomas & Betts is a leading provider of steel structures used for transmission and distribution systems, and high-voltage electrical connectors and switchgear. These declines were offset somewhat by a favorable impact from the weakening of the U.S. dollar compared primarily to the Canadian dollar and Euro. This impact was approximately $12 million and $19 million for the second quarter and first six months of 2003, respectively.

Gross Margin

      Gross margin for the second quarter 2003 was 25.9% of net sales, compared with 22.7% in the second quarter 2002. For the first six months of 2003, the Corporation’s gross margin as a percent of net sales was 26.6% as compared to 23.6% in the same period last year. The low sales volume in the quarter and first six months of 2003 limited the positive contribution from the manufacturing consolidation and efficiency program undertaken in U.S., European and Mexican electrical products manufacturing facilities in 2002. Gross margin included charges related to the manufacturing consolidation and efficiency program of $13.4 million and $24.5 million, respectively, for the quarter and first six months of 2002. The Corporation continues to focus on improving overall manufacturing efficiencies at current production levels.

Expenses

      Selling, general and administrative (SG&A) expenses for the second quarter 2003 were $68.6 million, or 21.3% of net sales, compared with $73.8 million, or 21.6% of net sales, in the second quarter 2002. For the six-month period just ended, SG&A was $141.6 million, or 22.3% of net sales, compared to $146.4 million, or 21.4% of net sales for the first six months of 2002. Lower SG&A in 2003 reflects the Corporation’s continued tight management of expenses.

Interest Expense — Net

      Net interest expense for the second quarter 2003 was $9.1 million, compared to $7.6 million recorded a year ago. Second quarter 2003 net interest expense reflects $0.9 million in incremental interest expense resulting from the Corporation’s recent issuance of $125 million senior, unsecured notes, the proceeds of which will be used to repay $125 million in senior, unsecured notes due January 2004. Second quarter 2002 net interest expense was positively impacted by $3.3 million of interest income associated with income tax refunds. The 2003 year-to-date net interest expense was $17.4 million compared to $18.5 million for the same period in 2002. Year-to-date 2003 net interest expense reflects lower interest rates, due in part to interest rate swap agreements on $250 million of debt entered into during September 2002 and June 2003, which resulted in a benefit of $3.0 million in the first six months of 2003. Interest expense — net includes interest income of $0.8 million for the second quarter 2003 and $4.3 million for the second quarter 2002. Interest income was $1.8 million and $5.2 million for the first six months of 2003 and 2002, respectively.

Income Taxes

      The Corporation’s income tax benefit of $0.2 million in the second quarter 2003 reflects a $2.0 million tax benefit resulting from the favorable completion of a foreign tax audit and a corresponding reduction in worldwide tax exposures. Also, the Corporation’s income tax benefit of $1.1 million for the first six months of 2003 reflects a $2.0 million tax benefit recorded in the first quarter 2003 from the favorable completion of a domestic tax audit and a corresponding reduction in U.S. tax exposure.

      During the prior year’s second quarter, the Corporation recorded a tax benefit of $2.2 million as a result of the favorable completion of several tax audits and a reduction of worldwide tax exposures. In addition, during the first quarter 2002, the Corporation elected to take advantage of changes in U.S. tax laws that allow companies to extend the carryback period for certain federal net operating losses from two to five years. The Corporation filed its 2001 and amended prior years federal tax returns to reflect this decision and carried back and recognized all federal net operating losses that existed as of December 30, 2001. Accordingly, the Corporation received a cash tax refund of approximately $65 million during the subsequent two quarters of 2002. During the first quarter 2002, this decision also resulted in an $11.0 million net tax charge composed of a $22.9 million tax charge from converting certain foreign tax credits into foreign tax deductions and an $11.9 million tax benefit from releasing a federal valuation allowance on deferred tax assets associated with minimum pension liabilities.

Cumulative Effect of an Accounting Change

      Results for the first six months of 2002 reflect a first quarter 2002 non-cash charge of $44.8 million for an impairment of goodwill associated with the Corporation’s HVAC segment for the adoption of SFAS No. 142. This charge reflected the cumulative effect of adopting the accounting change and did not affect day-to-day operations of the Corporation.

Net Earnings (Loss)

      Net earnings was $6.8 million in the second quarter 2003 compared with net earnings of $0.4 million in the second quarter 2002. Net earnings during the second quarter 2002 reflected $9.5 million net-of-tax charges associated with the Corporation’s manufacturing consolidation and efficiency program.

      For the first six months of 2003, the Corporation’s net earnings was $11.8 million compared to a loss of $56.1 million for the same period in 2002. Net earnings for the first six months of 2002 reflected a $44.8 million non-cash charge for an impairment of goodwill associated with the Corporation’s HVAC segment, $18.0 million net-of-tax charges associated with the Corporation’s manufacturing consolidation and efficiency program and an $11.0 million net tax charge described above.

Segment Results

      The Corporation evaluates its business segments on the basis of segment earnings (loss), with segment earnings (loss) defined as earnings (loss) before interest, taxes, asset impairments, restructuring charges and certain other charges.

Electrical

      Net sales for the Electrical segment were $256.8 million for the second quarter 2003 down 3.1% from $265.2 million reported in the prior-year period. Year-to-date net sales for the Electrical segment were $497.8 million for 2003, down 4.6% from the $521.7 million for the same period of 2002. The decline in segment sales reflects the significant weakness in demand for high-voltage connectors and switchgear used by utility customers.

      Electrical segment earnings for the second quarter 2003 were $11.8 million compared to a loss of $0.8 million in the year-ago period. Second quarter 2002 results included $13.4 million in charges related to the manufacturing consolidation and efficiency program. For the first six months of 2003, segment earnings were $19.8 million compared to $1.9 million for the same period in 2002. Electrical segment earnings for the first six months of 2002 included $24.5 million in costs associated with the manufacturing consolidation and efficiency program.

Steel Structures

      Net sales for the Steel Structures segment were $21.3 million for the second quarter 2003, down 36.4% from the $33.6 million reported in the year-ago period. The year-to-date net sales for the segment were $43.3 million down 37.0% from the $68.7 million reported in the same year-ago period. Steel Structures segment earnings were $0.7 million for the second quarter 2003 compared to $4.9 million in the second quarter 2002. Year-to-date segment earnings were $1.5 million for 2003 and $8.8 million for 2002. Net sales and earnings for both the second quarter and six months of 2003 reflect reduced sales volumes from lower capital investment by the utility sector, specifically for transmission and distribution systems.

Communications

      Net sales for the Communications segment were $19.1 million in the second quarter 2003, down from $23.4 million in the same period last year. For the six-month period, the segment reported net sales of $41.4 million for 2003 compared to $52.7 million for 2002. The drop in net sales for both periods in 2003 reflects weak demand in telecommunications and broadband markets served by this segment. Segment earnings were $2.6 million in the second quarter 2003 compared to a loss of $0.3 million in the second quarter 2002. The year-to-date segment results reflect earnings of $5.3 million for 2003 versus earnings of $3.8 million for the same period in 2002. Results for both periods in 2003 reflect tight operating expense controls implemented in response to continued weak demand in telecommunications and broadband markets.

      Approximately $41 million of held for sale assets associated with certain product lines in the Communications segment were reclassified in the accompanying balance sheet as assets held and used as of March 30, 2003. This reflected the Corporation’s decision during the second quarter 2003 to no longer actively pursue a sale of those assets. The net effect of this reclassification resulted in an increase of approximately $28 million in property, plant and equipment and an increase of approximately $13 million in inventories. The previous cessation of depreciation on these assets during the quarter ended March 30, 2003 was $1.8 million, and the quarter and six months ended June 30, 2002 were $1.9 million and $3.8 million, respectively. No reinstatement of previous depreciation is required for these assets and the Corporation began prospective depreciation in the second quarter 2003.

HVAC

      Net sales for the HVAC segment, which provides industrial heating and ventilation products, were $25.4 million in the second quarter 2003, up from $19.2 million recorded in the second quarter 2002. Year-to-date net sales for the segment increased to $51.6 million for 2003 from $40.3 million for 2002. Segment earnings were $0.4 million for the second quarter 2003 compared to $0.2 million in the second quarter 2002. Segment earnings were $1.9 million in the current year-to-date period versus $1.4 million in the prior year period. Net sales and earnings in 2003 reflect, in part, the positive impact of a small acquisition completed in late 2002.

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

•	Revenue Recognition: The Corporation recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101. The Corporation recognizes revenue when finished products are shipped to unaffiliated customers and both title and risks of ownership are transferred. Sales discounts, quantity and price rebates, allowances and warranty costs are estimated based on contractual commitments and experience and recorded in the period in which the sale is recognized. Certain customers have the right to return goods under certain circumstances and those returns, which are reasonably estimable, are accrued at the time of shipment. Management analyzes historical returns and allowances, current economic trends and specific customer circumstances when evaluating the adequacy of accounts receivable related reserves and accruals.

•	Inventory Valuation: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. To ensure inventories are carried at the lower of cost or market, the Corporation periodically evaluates the carrying value of its inventories. The Corporation also periodically performs an evaluation of inventory for excess and obsolete items. Such evaluations are based on management’s judgment and use of estimates. Such estimates incorporate inventory quantities on-hand, aging of the inventory, sales forecasts for particular product groupings, planned dispositions of product lines and overall industry trends.

•	Goodwill and Other Intangible Assets: The Corporation follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires an annual test of goodwill and indefinite lived assets associated with reporting units for indications of impairment. The Corporation expects to perform its annual impairment assessment in the fourth quarter of each year, unless circumstances dictate more frequent assessments. Under the provisions of SFAS No. 142, each test of goodwill requires the Corporation to determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Corporation must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

•	Long-Lived Assets: The Corporation follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. For purposes of recognizing and measuring impairment of long-lived assets, the Corporation evaluates assets for associated product groups. The Corporation reviews long-lived assets to be held-and-used for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of the primary asset in the associated product groups is less than the carrying amount of the assets, the assets are considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, the Corporation estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

•	Income Taxes: The Corporation uses the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provides a valuation allowance based on a more-likely-than-not criteria. The Corporation has valuation allowances for deferred tax assets primarily associated with operating loss carryforwards, tax credit carryforwards and deferred state income tax assets. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income, based on enacted tax law in effect as of June 29, 2003, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, which involve estimates and uncertainties, in making this assessment. Tax planning strategies include primarily sales of non-core assets. Projected future taxable income is based on management’s forecast of the operating results of the Corporation. Management periodically reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize net deferred tax assets, the Corporation will increase valuation allowances by a charge to income tax expense in the period of such determination.

•	Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of current available facts related to each site.

Liquidity and Capital Resources

      For the first six months of 2003, the Corporation’s cash and cash equivalents increased to $275.5 million at June 29, 2003 from $178.0 million at December 29, 2002. The increase reflects $6.5 million of cash used in operating activities, which was more than offset by $34.1 million provided by investing activities and $61.7 million provided by financing activities.

Operating Activities

      Operating activities used cash of $6.5 million during the first six months of 2003 as compared to cash provided by operating activities of $26.5 million for the year-ago period. Cash used in operations in 2003 was primarily a result of an increase in seasonal accounts receivable build and certain seasonal related payments. The cash provided by operations in 2002 was primarily attributable to a reduction in inventories. Operating activities for 2002 also reflect the positive impact of $46 million of cash tax refunds received which were offset by a $20 million payment for a previously announced patent lawsuit settlement and $26.1 million of costs incurred for the manufacturing consolidation and efficiency program.

Investing Activities

      The Corporation acquired $30.9 million of marketable securities during the first six months of 2003 as compared to $43.3 million acquired in the year-ago period. As of June 29, 2003, approximately $20 million of investments are pledged to secure letters of credit relating to certain tax refunds. The Corporation had proceeds from matured marketable securities of approximately $79.1 million during 2003 as compared to $2.0 million of proceeds for the same period last year. As of June 29, 2003 and December 29, 2002, the Corporation had marketable securities of $22.3 million and $65.9 million, respectively.

      During the first six months of 2003, the Corporation had capital expenditures totaling $14.3 million compared to $11.9 million for the same period last year. For the full year 2003, capital expenditures are expected to be approximately $30 million, compared to approximately $24 million in 2002.

Financing Activities

      Financing activities provided cash of $61.7 million during the first six months of 2003 and used cash of $7.7 million in the same period last year. Of the total current debt at December 29, 2002, $60 million of notes payable became due and was paid in February 2003 out of available cash resources. In the second quarter 2003, the Corporation issued $125 million of 7.25%, senior, unsecured notes due in June 2013. The proceeds from the notes will be used to repay $125 million of 8.25%, senior, unsecured notes due in January 2004.

      During June 2003, the Corporation entered into a $175 million committed revolving credit facility with a bank group which is secured by, among other things, accounts receivable, inventory and equipment located in the United States. In conjunction with the Corporation completing the $175 million committed revolving credit facility, the Corporation simultaneously terminated its $120 million asset securitization program and its previous $100 million committed revolving credit facility, both of which were scheduled to expire later in 2003. The current availability under the new facility is $126.7 million, net of $38.6 million of outstanding letters of credit. The terms of the $175 million credit facility are less restrictive and more flexible and the formulae for calculating the amount available for borrowing currently results in more availability than under the prior $100 million credit facility and asset securitization program combined.

      The new credit facility matures in June 2006. There were no borrowings outstanding under the new facility as of June 29, 2003. The Corporation has the option, at the time of drawing funds under the facility, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank.

      The new credit facility contains standard covenants restricting investments, liens, additional debt, dispositions of collateral, and the payment of dividends, unless certain conditions are met. Also included are financial covenants regarding minimum liquidity and capital expenditures and standard events of default such as covenant default and cross-default.

      Outstanding letters of credit, or similar financial instruments which reduce the amount available under the credit facilities amounted to approximately $38.6 million at June 29, 2003. At times, the Corporation is required, under certain contracts, to provide letters of credit that may be drawn in the event the Corporation fails to perform under contracts entered into in the normal course of its business activities. Such performance related letters of credit totaled $1.4 million at June 29, 2003. The remaining letters of credit relate to third-party insurance claims processing, existing debt obligations and certain tax incentive programs.

      The Corporation’s subsidiary, Thomas & Betts Limited has a committed revolving credit facility with a Canadian bank which had availability as of June 29, 2003 of approximately CAD$30 million (approximately US$22 million as of June 29, 2003). This facility is secured by inventory and accounts receivable located in Canada. This facility matures in March 2004. The Corporation is currently in the process of amending this facility to increase availability and duration. There were no borrowings outstanding under this facility as of June 29, 2003.

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

      The Corporation’s current aggregate availability of funds under its credit facilities is approximately $148.7 million, net of $38.6 million of outstanding letters of credit. Availability under the revolving credit facilities increases or decreases with fluctuations in the value of the underlying collateral and is subject to the satisfaction of various covenants. These are back up facilities which the Corporation currently does not expect to utilize in the foreseeable future.

      The Corporation had the following senior debt securities outstanding as of June 29, 2003:

Date	Amount	Interest Rate	Interest Payable	Maturity Date

January 1992	$125 million	8.25%	January 15 and July 15	January 2004
January 1996	$150 million	6.50%	January 15 and July 15	January 2006
May 1998	$115 million	6.63%	May 1 and November 1	May 2008
February 1999	$150 million	6.39%	March 1 and September 1	February 2009
May 2003(a)	$125 million	7.25%	June 1 and December 1	June 2013

(a)	The Corporation intends to use the proceeds of these senior debt securities to repay the senior debt securities due January 2004.

Other

      As of June 29, 2003, the Corporation’s working capital (total current assets less total current liabilities) was $409.6 million, up $1.9 million from December 29, 2002. Working capital reflects primarily an increase in cash, cash equivalents and marketable securities, seasonal increases in accounts receivable, and an increase in current maturities of long-term debt. The increase in cash, cash equivalents and marketable securities reflects a $125 million offering of senior, unsecured notes payable and the increase in current maturities of long-term debt reflects the net effect of a $60 million February 2003 debt repayment and a $125 million note payable that will become due in the first quarter 2004.

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

      From time to time the Corporation may access the public capital markets, if terms, rates and timing are acceptable. The Corporation has an effective shelf registration statement for $325 million of senior unsecured debt securities, common stock and preferred stock. The Corporation expects to fund expenditures for capital requirements as well as other liquidity needs from a combination of cash generated from operations, existing cash balances, and external financial resources. These sources should be sufficient to meet the Corporation’s operating needs for the foreseeable future.

Recently Issued Accounting Standards

      In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 is effective during the third quarter of 2003. The Statement requires classification as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations. The impact of adopting SFAS No. 150 is not expected to be material to the Corporation’s Consolidated Financial Statements.

2003 Outlook

      Despite continued weakness in the Corporation’s core markets, management expects to report sequential improvement in third and fourth quarter earnings from operations in both dollar and percent terms. Full-year 2003 earnings from operations and net earnings are expected to exceed 2002 full-year reported results by more than the 2002 cost of the Corporation’s manufacturing consolidation and efficiency program.

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

      For the period ended June 29, 2003, the Corporation did not experience any material changes in market risk that affect the quantitative and qualitative disclosures presented in its Annual Report on Form 10-K for the fiscal period ended December 29, 2002, except for interest rate risk discussed below.

Interest Rate Risk

      The Corporation is exposed to the impact of interest rate changes and uses a combination of fixed and floating rate debt to manage this exposure. The Corporation uses interest rate swaps, at certain times, to manage the impact of benchmark interest rate changes on the market value of its borrowings and to lower the Corporation’s overall borrowing costs.

      During September 2002, the Corporation entered into interest rate swap agreements that effectively converted $250 million of the Corporation’s notes payable, with approximately one-third maturing in each of the years 2006, 2008, and 2009, from fixed interest rates to floating interest rates based on a six-month average of LIBOR plus the applicable spread. As of December 29, 2002, the Corporation’s fixed-to-floating ratio was 60/40. After the repayment of $60 million notes payable, and issuance of $125 million of senior, unsecured notes, this ratio was 64/36 at June 29, 2003.

      In addition in June 2003, the Corporation replaced the $83.3 million interest rate swap agreement relating to the debt securities maturing in 2006 with new interest rate swap agreements for the same notional amount maturing primarily in 2013, the term of the $125 senior, unsecured notes due June 2013. The approximately $3 million received by the Corporation from closing its previous position will reduce the future effective interest rate of the underlying debt instrument. The new interest rate swap agreements effectively converted $83.3 million notional amount of debt from a fixed interest rate to a floating interest rate based on a six-month average of LIBOR plus the applicable spread. The amount to be paid or received under the interest rate swap agreements is recorded as a component of net interest expense.

      The following table provides information regarding the interest rate swap agreements as of June 29, 2003:

			Weighted Average	Weighted Average
			Variable Rates Paid	Variable Rates Paid
Notional	Expected	Fixed Rates	During 2nd Quarter	During First Six
Amount	Maturity Date	Received	2003	Months of 2003

(In Thousands)
$83,333	May 7, 2008	6.63%	4.03%	4.10%
83,333	February 10, 2009	6.39%	3.58%	3.65%
2,083	February 10, 2009	6.39%	—	—
81,250	June 1, 2013	7.25%	—	—

Item 4.	Controls and Procedures

      As of the end of the period covered by this Report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s Disclosure Committee and senior management, including T. Kevin Dunnigan, the Corporation’s Chief Executive Officer and John P. Murphy, the Corporation’s Chief Financial Officer, of the

effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) or 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings.

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

Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2003.

Item 5.	Other Information

      (a) See “Cautionary Statement Regarding Forward-Looking Statements” included in Part I, Item 2 hereof.

Item 6.	Exhibits and Reports on Form 8-K

      (a) The following exhibits are filed as part of this Report:

10.1	Termination Letter, dated June 25, 2003, to Credit and Security Agreement dated as of November 15, 2001, among the Corporation, as borrower, the lenders party thereto, and Wachovia Bank, National Association, as administrative agent.
10.2	Termination Letter, dated June 25, 2003, to Receivables Purchase Agreement dated as of September 21, 2001, among TBSPV, Inc., Thomas & Betts Corporation, Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A., as securitization agent.
10.3	Credit Agreement, dated June 25, 2003, among the Corporation, as borrower, the subsidiaries of the Corporation, as guarantors, the lenders listed therein, Wachovia Bank, National Association, as issuing bank, Wachovia Securities, Inc., as arranger, and Wachovia Bank, National Association as administrative agent.
10.4	Security Agreement, dated June 25, 2003, among the Corporation and certain of its subsidiaries, as grantors, and Wachovia Bank, National Association, as administrative agent.
12	Statement re Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Under Securities Exchange Act Rules 13a-15(e) and 15d-15(e).
31.2	Certification of Principal Executive Officer Under Securities Exchange Act Rules 13a-15(e) and 15d-15(e).
32	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

      (b) Reports on Form 8-K

      On April 23, 2003, the Corporation filed a Current Report on Form 8-K, Items 7 and 9, commenting on its financial results for the fiscal quarter ended March 30, 2003.

      On May 12, 2003, the Corporation filed a Current Report on Form 8-K, Items 5 and 7, announcing the adoption of three amendments to the Shareholder Rights Plan by the Corporation’s Board of Directors.

      On May 23, 2003, the Corporation filed a Current Report on Form 8-K, Item 7, attaching as exhibits the Underwriting Agreement dated May 21, 2003, in connection with the Registrant’s Registration Statement on Form S-3, No. 333-61465, and a Fourth Amendment to Credit and Security Agreement dated May 15, 2003.

      On May 27, 2003, the Corporation filed a Current Report on Form 8-K, Item 7, attaching as exhibits Supplemental Indenture No. 2 dated May 27, 2003, and the Form of Note in connection with the Registrant’s Registration Statement on Form S-3, No. 333-61465.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMAS & BETTS CORPORATION
(Registrant)

By:	/s/ JOHN P. MURPHY

John P. Murphy
Senior Vice President and
Chief Financial Officer
(principal financial officer and
principal accounting officer)

Date: August 5, 2003

EXHIBIT INDEX

10.1	Termination Letter, dated June 25, 2003, to Credit and Security Agreement dated as of November 15, 2001, among the Corporation, as borrower, the lenders party thereto, and Wachovia Bank, National Association, as administrative agent.
10.2	Termination Letter, dated June 25, 2003, to Receivables Purchase Agreement dated as of September 21, 2001, among TBSPV, Inc., Thomas & Betts Corporation, Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A., as securitization agent.
10.3	Credit Agreement, dated June 25, 2003, among the Corporation, as borrower, the subsidiaries of the Corporation, as guarantors, the lenders listed therein, Wachovia Bank, National Association, as issuing bank, Wachovia Securities, Inc., as arranger, and Wachovia Bank, National Association as administrative agent.
10.4	Security Agreement, dated June 25, 2003, among the Corporation and certain of its subsidiaries, as grantors, and Wachovia Bank, National Association, as administrative agent.
12	Statement re Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Under Securities Exchange Act Rules 13a-15(e) and 15d-15(e).
31.2	Certification of Principal Executive Officer Under Securities Exchange Act Rules 13a-15(e) and 15d-15(e).
32	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.