Form 10-Q
period 2003-09-28
THOMAS & BETTS CORP
filed 2003-11-04
CIK 97854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003.

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes     ☑     No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Title of Each Class	at November 3, 2003

Common Stock, $.10 par value	58,466,122

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

Net sales	$338,691	$327,469	$972,834	$1,010,799
Cost of sales	254,172	245,704	719,760	767,756

Gross margin	84,519	81,765	253,074	243,043
Selling, general and administrative	66,950	68,342	208,500	214,747
Provision (recovery) — restructured operations	—	59	—	1,685

Earnings from operations	17,569	13,364	44,574	26,611
Income from unconsolidated companies	441	936	1,853	2,036
Interest expense — net	(9,682)	(10,216)	(27,101)	(28,696)
Other (expense) income — net	7,771	(19,472)	7,400	(19,031)

Earnings (loss) before income taxes	16,099	(15,388)	26,726	(19,080)
Income tax provision (benefit)	4,347	(4,771)	3,216	2,815

Net earnings (loss) before cumulative effect of an accounting change	11,752	(10,617)	23,510	(21,895)
Cumulative effect of an accounting change	—	—	—	(44,815)

Net earnings (loss)	$11,752	$(10,617)	$23,510	$(66,710)

Basic earnings (loss) per share:
Net earnings (loss) before cumulative effect of an accounting change	$0.20	$(0.18)	$0.40	$(0.37)
Cumulative effect of an accounting change	—	—	—	(0.77)

Net earnings (loss)	$0.20	$(0.18)	$0.40	$(1.14)

Diluted earnings (loss) per share:
Net earnings (loss) before cumulative effect of an accounting change	$0.20	$(0.18)	$0.40	$(0.37)
Cumulative effect of an accounting change	—	—	—	(0.77)

Net earnings (loss)	$0.20	$(0.18)	$0.40	$(1.14)

Average shares outstanding:
Basic	58,466	58,298	58,428	58,266
Diluted	58,473	58,298	58,433	58,266

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 28,	December 29,
	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$305,805	$177,994
Marketable securities	21,979	65,863
Receivables — net	197,530	161,091
Inventories:
Finished goods	96,284	90,325
Work-in-process	30,776	22,059
Raw materials	64,409	69,898

Total inventories	191,469	182,282

Deferred income taxes	62,138	64,423
Prepaid expenses	8,500	12,895
Assets held for sale	—	40,383

Total Current Assets	787,421	704,931

Property, plant and equipment
Land	15,655	14,447
Buildings	170,636	150,815
Machinery & equipment	589,321	509,839
Construction-in-progress	13,687	9,601

	789,299	684,702
Less accumulated depreciation	(483,980)	(397,287)

Net property, plant and equipment	305,319	287,415

Goodwill — net	447,804	437,175
Investments in unconsolidated companies	121,588	121,575
Deferred income taxes	47,794	36,414
Other assets	36,234	32,246

Total Assets	$1,746,160	$1,619,756

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$127,640	$65,126
Accounts payable	111,044	109,479
Accrued liabilities	113,116	113,406
Income taxes payable	6,916	9,148

Total Current Liabilities	358,716	297,159

Long-Term Liabilities
Long-term debt	557,063	559,982
Other long-term liabilities	148,204	138,479
Shareholders’ Equity
Common stock	5,847	5,830
Additional paid-in capital	345,764	342,911
Retained earnings	417,685	394,175
Unearned compensation-restricted stock	(3,699)	(2,914)
Accumulated other comprehensive income	(83,420)	(115,866)

Total Shareholders’ Equity	682,177	624,136

Total Liabilities and Shareholders’ Equity	$1,746,160	$1,619,756

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	September 28,	September 29,
	2003	2002

Cash Flows from Operating Activities:
Net earnings (loss)	$23,510	$(66,710)
Cumulative effect of an accounting change	—	44,815

Net earnings (loss) before cumulative effective of an accounting change	23,510	(21,895)
Adjustments:
Depreciation and amortization	39,530	38,049
Provision (recovery) — restructured operations	—	1,685
Undistributed earnings from unconsolidated companies	(1,853)	(2,036)
Mark-to-market adjustment for derivative instruments	(30)	(593)
(Gain) loss on sale of property, plant and equipment	834	(995)
Deferred income taxes	(9,590)	43,213
Changes in operating assets and liabilities — net:
Receivables	(28,288)	3,616
Inventories	10,232	803
Accounts payable	(2,605)	1,635
Accrued liabilities	(3,554)	(35,557)
Income taxes payable	(2,961)	9,980
Other	7,495	16,279

Net cash provided by (used in) operating activities	32,720	54,184

Cash Flows from Investing Activities:
Purchases of and investment in businesses	—	(5,079)
Purchases of property, plant and equipment	(19,392)	(16,998)
Proceeds from sale of property, plant and equipment	266	3,603
Marketable securities acquired	(30,941)	(71,699)
Proceeds from matured marketable securities	79,277	24,326

Net cash provided by (used in) investing activities	29,210	(65,847)

Cash Flows from Financing Activities:
Proceeds from long-term debt and other borrowings	125,191	—
Repayment of long-term debt and other borrowings	(65,341)	(9,522)
Stock options exercised	—	248

Net cash provided by (used in) financing activities	59,850	(9,274)

Effect of exchange-rate changes on cash	6,031	3,239

Net increase (decrease) in cash and cash equivalents	127,811	(17,698)
Cash and cash equivalents — beginning of period	177,994	234,843

Cash and cash equivalents — end of period	$305,805	$217,145

Cash payments for interest	$38,586	$41,570
Cash payments (refunds) for income taxes	$13,231	$(51,513)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation

      In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for the fair presentation of the financial position as of September 28, 2003 and December 29, 2002 and the results of operations and cash flows for the periods ended September 28, 2003 and September 29, 2002.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal period ended December 29, 2002. The results of operations for the periods ended September 28, 2003 and September 29, 2002 are not necessarily indicative of the operating results for the full year.

      Certain reclassifications have been made to prior periods to conform to the current year presentation.

2.	Basic and Fully Diluted Earnings Per Share

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Quarter Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002
(In thousands, except per share data)
Net earnings (loss) before cumulative effect of an accounting change	$11,752	$(10,617)	$23,510	$(21,895)
Cumulative effect of an accounting change	—	—	—	(44,815)

Net earnings (loss)	$11,752	$(10,617)	$23,510	$(66,710)

Basic shares:
Average shares outstanding	58,466	58,298	58,428	58,266

Basic earnings (loss) per share:
Net earnings (loss) before cumulative effect of an accounting change	$0.20	$(0.18)	$0.40	$(0.37)
Cumulative effect of an accounting change	—	—	—	(0.77)

Net earnings (loss)	$0.20	$(0.18)	$0.40	$(1.14)

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Quarter Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002
(In thousands, except per share data)
Diluted shares:
Average shares outstanding	58,466	58,298	58,428	58,266
Additional shares from the assumed exercise of stock options	7	—	5	—

	58,473	58,298	58,433	58,266

Diluted earnings (loss) per share:
Net earnings (loss) before cumulative effect of an accounting change	$0.20	$(0.18)	$0.40	$(0.37)
Cumulative effect of an accounting change	—	—	—	(0.77)

Net earnings (loss)	$0.20	$(0.18)	$0.40	$(1.14)

      Due to the net loss for the quarter and nine months ended September 29, 2002, the assumed net exercise of stock options in those periods were excluded, as the effect would have been anti-dilutive. Options for shares of Common Stock that were excluded because of their anti-dilutive effect were 5.5 million and 5.2 million shares for the third quarter of 2003 and 2002, respectively, and 5.6 million and 4.5 million shares for the first nine months of 2003 and 2002, respectively.

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

	Quarter Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
(In thousands, except per share	2003	2002	2003	2002
data)
Net earnings (loss), as reported	$11,752	$(10,617)	$23,510	$(66,710)
Deduct total incremental stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1,108)	(1,008)	(3,530)	(3,466)

Proforma net earnings (loss)	$10,644	$(11,625)	$19,980	$(70,176)

Earnings (loss) per share:
Basic — as reported	$0.20	$(0.18)	$0.40	$(1.14)

Basic — proforma	$0.18	$(0.20)	$0.34	$(1.20)

Diluted — as reported	$0.20	$(0.18)	$0.40	$(1.14)

Diluted — proforma	$0.18	$(0.20)	$0.34	$(1.20)

      A valuation using the fair-value-based accounting method has been made for applicable stock options granted as of September 28, 2003 and September 29, 2002. That valuation was performed using the Black-Scholes option-pricing model.

4.	Income Taxes

      The Corporation’s income tax provision for the first nine months of 2003 reflects a $2.0 million tax benefit recorded in the second quarter 2003 resulting primarily from the favorable completion of a foreign tax audit and a corresponding reduction in worldwide tax exposures and a $2.0 million tax benefit recorded in the first quarter 2003 from the favorable completion of a domestic tax audit and a corresponding reduction in U.S. tax exposure.

      The Corporation’s income tax provision for the first nine months of 2002 reflects a $2.2 million tax benefit in the second quarter 2002 resulting from the favorable completion of several tax audits and a reduction of worldwide tax exposures. In addition, during the first quarter 2002, the Corporation elected to take advantage of changes in U.S. tax laws that allow companies to extend the carryback period for certain federal net operating losses from two to five years. The Corporation filed its 2001 and amended prior years federal tax returns to reflect this decision and carried back and recognized all federal net operating losses that existed as of

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

December 30, 2001. Accordingly, the Corporation received a cash tax refund of approximately $65 million during the subsequent two quarters of 2002. During the first quarter 2002, this decision also resulted in an $11.0 million net tax charge composed of a $22.9 million tax charge from converting certain foreign tax credits into foreign tax deductions and an $11.9 million tax benefit from releasing a federal valuation allowance on deferred tax assets associated with minimum pension liabilities.

      Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income and tax planning strategies, based on tax laws in effect as of September 28, 2003, will be sufficient to realize the recorded deferred tax assets, net of existing valuation allowances at September 28, 2003. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Projected future taxable income is based on management’s forecast of the operating results of the Corporation, and there can be no assurance that such results will be achieved. Management periodically reviews such forecasts in comparison with actual results and expected trends. Management has identified certain tax planning strategies that it could utilize to avoid the loss carryforwards expiring prior to their realization. These tax planning strategies include primarily sales of non-core assets. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize the net deferred tax assets, the Corporation will increase the valuation allowance by a charge to income tax expense in the period of such determination. Additionally, if events change in subsequent periods which indicate that a previously recorded valuation allowance is no longer needed, the Corporation will decrease the valuation allowance by providing an income tax benefit in the period of such determination.

5.	Comprehensive Income (Loss)

      Total comprehensive income (loss) and its components are as follows:

	Quarter Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002
(In thousands)
Net income (loss)	$11,752	$(10,617)	$23,510	$(66,710)
Foreign currency translation adjustments	248	(2,557)	32,608	8,201
Unrealized gains (losses) on securities	(56)	14	(162)	(78)

Comprehensive income (loss)	$11,944	$(13,160)	$55,956	$(58,587)

6.	Derivative Instruments

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

Commodities Futures Contracts

      The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, zinc, copper, resins and rubber compounds. At times, some of the risk associated with usage of copper, zinc and aluminum is mitigated through the use of futures contracts that fix the price the Corporation will pay for a commodity. Commodities futures contracts utilized by the Corporation have not previously been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. Mark-to-market gains and losses for commodities futures, if any, are recorded in cost of sales. As of September 28, 2003, the Corporation had outstanding commodities futures contracts of $1.7 million. As of December 29, 2002, the Corporation had no outstanding commodities futures contracts. Cost of sales for the quarters ended September 28, 2003 and September 29, 2002 reflected no effect and a loss of $0.6 million, respectively, related to the mark-to-market adjustments for commodities futures contracts. Cost of sales for the nine months ended September 28, 2003 and September 29, 2002 reflected no net effect and a gain of $0.4 million, respectively, related to the mark-to-market adjustments for commodities futures contracts.

Forward Foreign Exchange Contracts

      From time to time, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of certain foreign currencies, principally Canadian, Japanese and European currencies. Forward foreign exchange contracts utilized by the Corporation have not previously been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. Mark-to-market gains and losses for forward foreign exchange contracts, if any, are recorded in other expense — net. As of September 28, 2003, the Corporation had outstanding forward foreign exchange contracts of $19.7 million related to European currencies. The Corporation had no outstanding forward foreign exchange contracts as of December 29, 2002. Other expense — net for the quarter and nine months ended September 28, 2003 reflected a loss of $0.5 million related to the mark-to-market adjustments for forward foreign exchange contracts. Other expense — net for the quarter and nine months ended September 29, 2002 reflected no impact from mark-to-market adjustments for forward foreign exchange contracts.

Interest Rate Swap Agreements

      In September 2002, the Corporation entered into three interest rate swap agreements (“interest swaps”) that effectively converted $250 million notional amount of debt from a fixed interest rate to a floating interest rate based on a six-month average of LIBOR plus the applicable spread. In addition in June 2003, the Corporation replaced one of the three interest rate swap agreements in a notional amount of $83.3 million relating to the debt securities maturing in 2006, with new interest rate swap agreements for the same notional amount maturing primarily in 2013 (the term of the $125 million senior unsecured notes due June

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

2013 — see Note 7). The approximately $3 million received by the Corporation from closing its previous position will reduce the future effective interest rate of the underlying debt instrument. The new interest rate swap agreements effectively converted $83.3 million notional amount of debt from a fixed interest rate to a floating interest rate based on a six-month average of LIBOR plus the applicable spread.

      The Corporation’s interest rate swaps qualify for the short-cut method of accounting for a fair value hedge under SFAS No. 133. The amount to be paid or received under the interest rate swap agreement is recorded as a component of net interest expense. At September 28, 2003, the net out-of-the-money fair value of the interest swaps totaled $2.2 million and $4.2 million is classified in other long-term liabilities and $2.0 million is classified in other long-term assets, with an off-setting net decrease in the fair value of the debt hedged. At December 29, 2002, the net in-the-money fair value of the interest swaps totaled an asset of $3.1 million and is classified in other long-term assets, with an off-setting increase in the fair value of debt hedged. As of September 28, 2003, the Corporation had interest rate swap agreements totaling a notional amount of $250 million with approximately one-third maturing in each of the years 2008, 2009 and 2013. Net interest expense for the quarters ended September 28, 2003 and September 29, 2002 reflect a benefit of $1.7 million and $0.2 million, respectively, associated with these interest rate swap agreements. Net interest expense for the nine months ended September 28, 2003 and September 29, 2002 reflect a benefit of $4.6 million and $0.2 million, respectively, associated with these interest rate swap agreements.

7.	Debt

      The Corporation’s long-term debt at September 28, 2003 and December 29, 2002 was:

	September 28,	December 29,
	2003	2002
(In thousands)
Notes payable (See Note 6 regarding interest rate swap agreements)	$669,101	$607,660
Non-U.S. borrowings	5,795	5,831
Industrial revenue bonds	7,055	7,055
Other, including capital leases	2,752	4,562

Long-term debt (including current maturities)	684,703	625,108
Less current portion	127,640	65,126

Long-term debt	$557,063	$559,982

      In May 2003, the Corporation issued $125 million of senior, unsecured notes. The notes were issued at par and bear interest at 7.25%. The notes mature on June 1, 2013 with a first interest payment on December 1, 2003. Net proceeds from the sale are earmarked to repay existing $125 million 8.25% senior, unsecured notes due in January 2004.

      In June 2003, the Corporation entered into a $175 million committed revolving credit facility with a bank group which is secured by, among other things, accounts receivable, inventory and equipment located in the United States. This credit facility contains, among other

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

things, conditions precedent for borrowing; covenants restricting investments, disposition of collateral and payment of dividends; financial covenants regarding additional debt, liens, minimum liquidity and capital expenditures; and standard events of default. The Corporation pays an unused commitment fee of 62.5 basis points to maintain this facility. There were no borrowings outstanding under this facility as of September 28, 2003. Any borrowings outstanding as of June 2006 would mature on that date.

      In September 2003, the Corporation amended its committed revolving credit facility with a Canadian bank, which is secured by inventory and accounts receivable located in Canada, to increase the borrowing capacity from CAD$30 million to CAD$45 million (approximately US$33 million). The Corporation also extended the term of the Canadian credit facility from March 2004 to September 2006. There were no borrowings outstanding under this facility as of September 28, 2003. Any borrowing outstanding as of September 2006 would mature on that date.

      Principal payments due on long-term debt, including capital leases, for the remainder of calendar year 2003 and in each of the calendar years 2004 through 2007 are $0.8 million, $129.1 million, $9.0 million, $150.9 million and $0.5 million, respectively.

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

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      The total cost of the program was approximately $84 million plus approximately $7 million of capital expenditures. The components of pre-tax charges related to this program are as follows:

					Nine Months
					Ended
	Year	Year		3rd Quarter	September 29,
	2001	2002	Total	2002	2002
(In thousands)
Certain costs excluded from Electrical segment earnings:
Impairment charges on long-lived assets	$30,041	$—	$30,041	$—	$—
Provision (recovery) — restructured operations (see components in the following table)	11,666	1,656	13,322	59	1,685
Cost of sales	3,047	—	3,047	—	—

Total excluded from Electrical segment earnings	44,754	1,656	46,410	59	1,685

Certain costs reflected in Electrical segment earnings:
Cost of sales	4,321	32,781	37,102	5,473	29,928

Total reflected in Electrical segment earnings	4,321	32,781	37,102	5,473	29,928

Total manufacturing plan costs	$49,075	$34,437	$83,512	$5,532	$31,613

      The following table summarizes the provision for restructured operations and activity since inception:

				Nine Months
				Ended
	Original	Year 2002		September 28,	Balance at
	2001	Provision	Year 2002	2003	September 28,
	Provision	(Recovery)	Payments	Payments	2003
(In thousands)
Severance and employee-related costs	$4,856	$1,658	$(5,434)	$(965)	$115
Idle facilities	4,561	(395)	(1,131)	(1,282)	1,753
Purchase order commitments	—	1,055	(1,055)	—	—
Other facilities exit costs	2,249	(662)	(952)	(305)	330

	$11,666	$1,656	$(8,572)	$(2,552)	$2,198

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      The remaining accrual for idle facilities reflects primarily future maintenance costs on facilities closed as a result of the manufacturing restructuring program.

9.	Assets Held for Sale

      Approximately $41 million of held for sale assets as of December 29, 2002 associated with certain product lines in the Communications segment were reclassified in the accompanying balance sheet as assets held and used as of March 30, 2003. This reflected the Corporation’s decision during second quarter 2003 to no longer actively pursue a sale of those assets. The net effect of this reclassification resulted in an increase of approximately $28 million in property, plant and equipment and an increase of approximately $13 million in inventories. The previous cessation of depreciation on these assets during the first quarter of 2003 was $1.8 million, and the third quarter and nine months ended September 29, 2002 were $1.8 million and $5.7 million, respectively. No reinstatement of previous depreciation is required for these assets and the Corporation began prospective depreciation in the second quarter 2003.

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

	Quarter Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002

(In thousands)
Net sales:
Electrical	$265,666	$255,793	$763,505	$777,469
Steel Structures	23,545	32,028	66,856	100,734
Communications	23,723	15,110	65,138	67,805
HVAC	25,757	24,538	77,335	64,791

Total net sales	$338,691	$327,469	$972,834	$1,010,799

Segment earnings (loss):
Electrical	$14,259	$10,836	$34,021	$12,742
Steel Structures	2,680	5,190	4,202	14,023
Communications	3,375	(3,961)	8,626	(149)
HVAC	1,353	2,294	3,235	3,716

Total reportable segment earnings	21,667	14,359	50,084	30,332
Interest expense — net	(9,682)	(10,216)	(27,101)	(28,696)
Other	4,114	(19,531)	3,743	(20,716)

Earnings (loss) before income taxes	$16,099	$(15,388)	$26,726	$(19,080)

      Other for the quarter and year-to-date 2003 included a $3.7 million charge for closing a satellite distribution facility and a benefit of $8.9 million from the favorable settlement of a commercial lawsuit. Other for the quarter and year-to-date 2002 included a charge of $19.0 million related to the settlement of a consolidated securities class-action lawsuit. Other for the quarter and year-to-date 2002 also included a provision for restructured operations of $0.1 million and $1.7 million, respectively.

11.	Contingencies

Legal Proceedings

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

      In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 became effective during the third quarter of 2003. The Statement requires classification as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations. Adopting SFAS No. 150 did not have a material impact on the Corporation’s Condensed Consolidated Financial Statements.

13.	Other Financial Disclosure

      On October 13, 2003, the Corporation’s Board of Directors unanimously voted to terminate the Shareholders Rights Plan effective immediately. The rights will be redeemed at a price of $0.005 per right, payable in cash to shareholders of record on October 30, 2003.

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

      The total cost of the program was approximately $91 million, including $7 million of capital expenditures. As part of this program, the Corporation recorded $5.5 million and $31.6 million in pre-tax charges during the quarter and nine months ended September 29, 2002, respectively.

Results of Operations

Comparison of Periods in 2003 with Periods in 2002

Consolidated Results

	Quarter Ended

	September 28, 2003		September 29, 2002

	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales

Net sales	$338,691	100.0	$327,469	100.0
Gross margin	84,519	25.0	81,765	25.0
Selling, general and administrative	66,950	19.8	68,342	20.9
Interest expense — net	(9,682)	(2.9)	(10,216)	(3.1)
Other (expense) income — net	7,771	2.3	(19,472)	(5.9)
Income tax provision (benefit)	4,347	1.3	(4,771)	(1.5)
Net earnings (loss)	11,752	3.5	(10,617)	(3.2)

	Nine Months Ended

	September 28, 2003		September 29, 2002

	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales

Net sales	$972,834	100.0	$1,010,799	100.0
Gross margin	253,074	26.0	243,043	24.0
Selling, general and administrative	208,500	21.4	214,747	21.2
Interest expense — net	(27,101)	(2.8)	(28,696)	(2.8)
Other (expense) income — net	7,400	0.8	(19,031)	(1.9)
Income tax provision (benefit)	3,216	0.3	2,815	0.3
Cumulative effect of an accounting change	—	—	(44,815)	(4.4)
Net earnings (loss)	23,510	2.4	(66,710)	(6.6)

Net Sales

      The Corporation’s third quarter 2003 net sales were $338.7 million, up 3.4% compared to net sales of $327.5 million in the same period last year. The sales increase is due primarily to favorable foreign currency impact of approximately $10 million. For the first nine months of 2003, the Corporation reported net sales of $972.8 million, down 3.8% compared to net sales of approximately $1 billion in the same period last year. The year-to-date 2003 sales decline reflects favorable foreign currency impact of approximately $30 million which was more than offset by reduced investment by the utility sector, where Thomas & Betts is a leading provider of steel structures used for transmission and distribution systems, and high-voltage electrical connectors and switchgear.

Gross Margin

      Gross margin for the third quarter 2003 was 25.0% of net sales, flat with the same period last year. Third quarter 2003 gross margin reflects a $3.7 million charge for closing a satellite distribution facility and a $2.0 million excess and obsolete (E&O) inventory charge, as well as the under absorption of fixed costs partially resulting from the Corporation’s approximate $13 million inventory reduction since June 29, 2003. Gross margin in the third quarter 2002 included $5.5 million of charges for the manufacturing consolidation and efficiency program and a $4.6 million charge for exposure associated with the bankruptcy of a customer in the Corporation’s Communications segment. For the first nine months of 2003, the Corporation’s gross margin was 26.0% of net sales, compared to 24.0% in the same period last year. Gross margin for the first nine months of 2003 reflects a $3.7 million charge for closing a satellite distribution facility and a $2.0 million E&O inventory charge, as well as the under absorption of fixed costs. Gross margin for the first nine months of 2002 included $29.9 million of charges for the manufacturing consolidation and efficiency program and a $4.6 million charge for exposure associated with the bankruptcy of a customer in the Corporation’s Communications segment.

Expenses

      Selling, general and administrative (SG&A) expenses during the third quarter 2003 were down in both absolute dollars and as a percent of net sales despite the impact of foreign currency. SG&A expenses were $67.0 million, or 19.8% of net sales, in the quarter just ended, compared to $68.3 million, or 20.9% of net sales, in the third quarter 2002. For the first nine months of 2003, SG&A expenses were $208.5 million, or 21.4% of net sales, compared to $214.7 million, or 21.2% of net sales in the same period last year. Year-to-date 2003 SG&A expenses were down in absolute dollars as a result of the Corporation’s ongoing focus on tightly managing expenses and were up as a percent of net sales as a result of the lower sales volume.

Interest Expense — Net

      Interest expense — net for the third quarter 2003 was $9.7 million, compared to $10.2 million recorded a year ago. Year-to-date 2003 interest expense — net was $27.1 million compared to $28.7 million for the same period in 2002. Year-to-date 2003 includes approximately $2 million of incremental net interest expense resulting from the Corporation’s May 2003 public debt offering of $125 million senior, unsecured notes. The Corporation intends to use the proceeds from this offering to repay $125 million in senior, unsecured notes due January 2004. Year-to-date 2003 also reflects lower interest rates, due in part to interest rate swap agreements on $250 million of debt, which resulted in a benefit of $4.6 million in the first nine months of 2003. Year-to-date 2002 reflects $3.3 million of interest income associated with income tax refunds recorded in the second quarter 2002.

      Interest income included in interest expense — net was $1.1 million for the third quarter 2003 and $1.2 million for the third quarter 2002. Interest income was $2.9 million and $6.5 million for the first nine months of 2003 and 2002, respectively. Year-to-date 2002 reflects $3.3 million of interest income associated with income tax refunds recorded in the second quarter 2002.

Other (Expense) Income — Net

      Other (expense) income — net in the third quarter 2003 was a net benefit of $7.8 million, compared with a net expense of $19.5 million in the third quarter 2002. Year-to-date 2003 was a net benefit of $7.4 million compared to a net expense of $19.0 million for the same period in 2002. Both the quarter and year-to-date 2003 included a benefit of $8.9 million from the favorable settlement of a commercial lawsuit. Both the quarter and year-to-date 2002 included a charge of $19.0 million related to the settlement of a consolidated securities class-action lawsuit.

Income Taxes

      The Corporation’s effective tax rate for the third quarter 2003 was 27% compared with 31% a year ago. The Corporation’s income tax provision for the first nine months of 2003 reflects a $2.0 million tax benefit recorded in the second quarter resulting primarily from the favorable completion of a foreign tax audit and a corresponding reduction in worldwide tax exposures and a $2.0 million tax benefit recorded in the first quarter from the favorable completion of a domestic tax audit and a corresponding reduction in U.S. tax exposure.

      The Corporation’s income tax provision for the first nine months of 2002 reflects a $2.2 million tax benefit in the second quarter resulting from the favorable completion of several tax audits and a reduction of worldwide tax exposures. In addition, during the first quarter 2002, the Corporation elected to take advantage of changes in U.S. tax laws that allow companies to extend the carryback period for certain federal net operating losses from two to five years. The Corporation filed its 2001 and amended prior years federal tax returns to reflect this decision and carried back and recognized all federal net operating losses that existed as of December 30, 2001. Accordingly, the Corporation received a cash tax refund of approximately $65 million during the subsequent two quarters of 2002. During the first quarter 2002, this decision also resulted in an $11.0 million net tax charge composed of a $22.9 million tax charge from converting certain foreign tax credits into foreign tax deductions and an $11.9 million tax benefit from releasing a federal valuation allowance on deferred tax assets associated with minimum pension liabilities.

Cumulative Effect of an Accounting Change

      Results for the first nine months of 2002 reflect a first quarter 2002 non-cash charge of $44.8 million for an impairment of goodwill associated with the Corporation’s HVAC segment for the adoption of SFAS No. 142. This charge reflected the cumulative effect of adopting the accounting change and did not affect day-to-day operations of the Corporation.

Net Earnings (Loss)

      Net earnings for the third quarter 2003 was $11.8 million, compared to a net loss of $10.6 million in the third quarter last year. Net earnings during the third quarter 2003 reflected a

$6.5 million net-of-tax benefit from the favorable settlement of a commercial lawsuit, as well as charges totaling $4.2 million for closing a satellite distribution facility and for E&O inventory. Net earnings during the third quarter 2002 reflected $3.8 million net-of-tax charges associated with the Corporation’s manufacturing consolidation and efficiency program, a $3.2 million net-of-tax charge for exposure associated with the bankruptcy of a major customer in the Corporation’s Communications segment and a $13.1 million net-of-tax charge related to the settlement of a consolidated securities class-action lawsuit.

      For the first nine months of 2003, the Corporation reported net earnings of $23.5 million compared to a loss of $66.7 million in the same period last year. Year-to-date net earnings reflected a $6.5 million net-of-tax benefit from the favorable settlement of a commercial lawsuit, as well as charges totaling $4.2 million for closing a satellite distribution facility and for E&O inventory. Net earnings for the first nine months of 2002 reflected a $44.8 million non-cash charge for an impairment of goodwill associated with the Corporation’s HVAC segment, $21.8 million net-of-tax charges associated with the Corporation’s manufacturing consolidation and efficiency program, a $3.2 million net-of-tax charge for exposure associated with the bankruptcy of a major customer in the Corporation’s Communications segment and a $13.1 million net-of-tax charge for the settlement of the consolidated securities class-action lawsuit.

Segment Results

      The Corporation evaluates its business segments on the basis of segment earnings (loss), with segment earnings (loss) defined as earnings (loss) before interest, taxes, asset impairments, restructuring charges and certain other charges.

Electrical

      Third quarter 2003 net sales in the Corporation’s Electrical segment were $265.7 million, compared to $255.8 million in the prior-year period. The sales increase is due primarily to the favorable impact of foreign currency. Year-to-date Electrical segment net sales were $763.5 million for 2003, compared to $777.5 million last year. Year-to-date sales reflect favorable foreign currency of approximately $30 million, which was more than offset by the significant weakness in demand, particularly for high-voltage connectors and switchgear used by utility customers.

      Third quarter 2003 segment earnings in the Corporation’s Electrical segment were $14.3 million, compared to $10.8 million in the prior-year period. Third quarter 2003 segment earnings were adversely impacted by the under absorption of fixed costs partially resulting from an approximate $13 million inventory reduction during the third quarter and a $2.0 million E&O inventory charge. Third quarter 2002 results included $5.5 million in charges related to the manufacturing consolidation and efficiency program. Year-to-date Electrical segment earnings were $34.0 million for 2003, compared to $12.7 million last year. Year-to-date 2003 segment earnings were adversely impacted by under absorption of fixed costs. Year-to-date 2002 segment earnings included $29.9 million in costs associated with the manufacturing consolidation and efficiency program.

Steel Structures

      Third quarter 2003 net sales in the Steel Structures segment were $23.5 million compared to $32.0 million in the year-ago period. Year-to-date segment net sales were $66.9 million for 2003, compared to $100.7 million last year. Segment earnings were $2.7 million for the third quarter 2003, compared to $5.2 million in the third quarter 2002. Year-to-date Steel Structures segment earnings were $4.2 million for 2003, compared to $14.0 million last year. Net sales and earnings for both the third quarter and nine months of 2003 reflect reduced sales volumes from lower capital investment by the utility sector.

Communications

      Third quarter 2003 net sales in the Corporation’s Communications segment were $23.7 million compared to $15.1 million in the same quarter 2002. Year-to-date Communications segment net sales were $65.1 million for 2003, compared to $67.8 million last year. Segment earnings were $3.4 million in the third quarter 2003, compared to a loss of $4.0 million in the year-earlier period. Year-to-date Communications segment earnings were $8.6 million for 2003, compared to a loss of $0.1 million last year. The improvement in third quarter 2003 sales is due to a slight pick up in maintenance spending by cable system operators and market share gains. The lower year-to-date 2003 net sales reflects weak demand in telecommunications and broadband markets served by this segment. The improvement in third quarter and year-to-date 2003 segment earnings reflect tight operating expense controls implemented in response to the continued weak demand. Sales and earnings in the 2002 third quarter and year-to-date periods were adversely impacted by a $4.6 million charge for exposure associated with the bankruptcy of a cable TV customer.

      Approximately $41 million of held for sale assets as of December 29, 2002 associated with certain product lines in the Communications segment were reclassified in the accompanying balance sheet as assets held and used as of March 30, 2003. This reflected the Corporation’s decision during second quarter 2003 to no longer actively pursue a sale of those assets. The net effect of this reclassification resulted in an increase of approximately $28 million in property, plant and equipment and an increase of approximately $13 million in inventories. The previous cessation of depreciation on these assets during the first quarter of 2003 was $1.8 million, and the third quarter and nine months ended September 29, 2002 were $1.8 million and $5.7 million, respectively. No reinstatement of previous depreciation is required for these assets and the Corporation began prospective depreciation in the second quarter 2003.

HVAC

      Net sales in the HVAC segment were $25.8 million for the third quarter 2003, compared to $24.5 million in the year-earlier period. Year-to-date HVAC segment net sales were $77.3 million for 2003, compared to $64.8 million last year. The sales increase in both the third quarter and year-to-date 2003 periods is due largely to a small acquisition completed in late 2002. Segment earnings in the third quarter of 2003 and 2002 were $1.4 million and $2.3 million, respectively. Year-to-date HVAC segment earnings were $3.2 million for 2003, compared to $3.7 million last year. The decline in segment earnings in both the third quarter and year-to-date 2003 periods is due, in part, to product and geographic sales mix.

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

•	Income Taxes: The Corporation uses the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provides a valuation allowance based on a more-likely-than-not criteria. The Corporation has valuation allowances for deferred tax assets primarily associated with operating loss carryforwards, tax credit carryforwards and deferred state income tax assets. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income, based on enacted tax law in effect as of September 28, 2003, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, which involve estimates and uncertainties, in making this assessment. Tax planning strategies include primarily sales of non-core assets. Projected future taxable income is based on management’s forecast of the operating results of the Corporation. Management periodically reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize net deferred tax assets, the Corporation will increase valuation allowances by a charge to income tax expense in the period of such determination.

•	Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of current available facts related to each site.

Liquidity and Capital Resources

      For the first nine months of 2003, the Corporation’s cash and cash equivalents increased to $305.8 million at September 28, 2003 from $178.0 million at December 29, 2002. The increase reflects $32.7 million of cash provided by operating activities, $29.2 million provided by investing activities and $59.9 million provided by financing activities.

Operating Activities

      Operating activities provided cash of $32.7 million during the first nine months of 2003 as compared to $54.2 million in the year-ago period. Cash provided by operations in 2003 was primarily attributable to net earnings, a reduction in inventories and $8.9 million of cash received from the favorable settlement of a commercial lawsuit. Operating activities for 2002 reflect the positive impact of $65 million of cash tax refunds received which were offset by a $20 million payment to settle a patent lawsuit and $37 million of costs incurred for the manufacturing consolidation and efficiency program.

Investing Activities

      Investing activities provided cash of $29.2 million during the first nine months of 2003 and used cash of $65.8 million in same period last year. The Corporation acquired $30.9 million of marketable securities during the first nine months of 2003 as compared to $71.7 million acquired in the year-ago period. The Corporation had proceeds from matured marketable securities of $79.3 million during 2003 as compared to $24.3 million of proceeds for the same period last year. As of September 28, 2003 and December 29, 2002, the Corporation had marketable securities of $22.0 million and $65.9 million, respectively.

      During the first nine months of 2003, the Corporation had capital expenditures totaling $19.4 million compared to $17.0 million for the same period last year. For the full year 2003, capital expenditures are expected to approach approximately $30 million, compared to approximately $24 million in 2002.

Financing Activities

      Financing activities provided cash of $59.9 million during the first nine months of 2003 and used cash of $9.3 million in the same period last year. Of the total current debt at December 29, 2002, $60 million of notes payable became due and were paid in February 2003 from available cash resources. In the second quarter 2003, the Corporation issued $125 million of 7.25%, senior, unsecured notes due in June 2013. The proceeds from the issuance of these notes are earmarked to repay $125 million of 8.25%, senior, unsecured notes due in January 2004.

Capitalization

      Since the beginning of 2003, management has taken a number of steps to recapitalize the Corporation. These steps included the issuance of $125 million of 7.25%, senior unsecured notes, the completion of a $175 million committed revolving credit facility, and the amendment of a Canadian committed revolving credit facility.

      In May 2003, the Corporation issued $125 million of senior, unsecured notes. The notes were issued at par and bear interest at 7.25%. The notes mature on June 1, 2013 with a first interest payment on December 1, 2003. Net proceeds from the sale are earmarked to repay existing $125 million 8.25% senior, unsecured notes due in January 2004.

      In June 2003, the Corporation entered into a $175 million committed revolving credit facility with a bank group which is secured by, among other things, accounts receivable, inventory and equipment located in the United States. The availability under the facility is $131.6 million, net of $38.3 million of outstanding letters of credit. The credit facility matures in June 2006. There were no borrowings outstanding under the new facility as of September 28, 2003. The Corporation has the option, at the time of drawing funds under the facility, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank. The credit facility contains, among other things, conditions precedent for borrowing; covenants restricting investments, liens, additional debt, dispositions of collateral, and the payment of dividends; financial covenants regarding minimum liquidity and capital expenditures; and standard events of default such as covenant default and cross-default.

      Outstanding letters of credit, or similar financial instruments which reduce the amount available under the credit facilities amounted to approximately $38.3 million at September 28, 2003. At times, the Corporation is required, under certain contracts, to provide letters of credit that may be drawn in the event the Corporation fails to perform under contracts entered into in the normal course of its business activities. Such performance related letters of credit totaled $1.1 million at September 28, 2003. The remaining letters of credit relate primarily to third-party insurance claims processing, existing debt obligations and certain tax incentive programs.

      During the third quarter 2003, the Corporation amended a committed revolving credit facility with a Canadian bank to increase the borrowing capacity to CAD$45 million. The Corporation also extended the term of the credit facility from March 2004 to September 2006. The Corporation had availability as of September 28, 2003 of approximately CAD$45 million (approximately US$33 million as of September 28, 2003). This facility is secured by inventory and accounts receivable located in Canada. This facility matures in September 2006. There were no borrowings outstanding under this facility as of September 28, 2003.

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

      The Corporation’s current aggregate availability of funds under its credit facilities is approximately $164.8 million, net of $38.3 million of outstanding letters of credit. Availability under the revolving credit facilities increases or decreases with fluctuations in the value of the underlying collateral and is subject to the satisfaction of various covenants and conditions to borrowing. These are back up facilities which the Corporation currently does not expect to utilize in the foreseeable future.

      The Corporation had the following senior debt securities outstanding as of September 28, 2003:

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

Other

      As of September 28, 2003, the Corporation’s working capital (total current assets less total current liabilities) was $428.7 million, up $20.9 million from December 29, 2002. Working capital reflects primarily an increase in cash, cash equivalents and marketable securities, seasonal increases in accounts receivable, the reclassification of $28 million out of assets held for sale to property, plant and equipment, and an increase in current maturities of long-term debt. The increase in cash, cash equivalents and marketable securities reflects a $125 million offering of senior, unsecured notes payable and the increase in current maturities of long-term debt reflects the net effect of a $60 million February 2003 debt repayment and a $125 million note payable that will become due in the first quarter 2004.

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

      On October 13, 2003, the Corporation’s Board of Directors unanimously voted to terminate the Shareholders Rights Plan effective immediately. The rights will be redeemed at a price of $0.005 per right, payable in cash to shareholders of record on October 30, 2003.

2003 Outlook

      Management expects year-over-year fourth quarter sales to be relatively flat, while earnings from operations, as a percentage of sales, should improve as the Corporation realizes continued benefit from operational improvements. Strong cash performance is also expected in the fourth quarter.

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

      For the period ended September 28, 2003, the Corporation did not experience any material changes in market risk that affect the quantitative and qualitative disclosures presented in its Annual Report on Form 10-K for the fiscal period ended December 29, 2002, except for interest rate risk discussed below.

Interest Rate Risk

      The Corporation is exposed to the impact of interest rate changes and uses a combination of fixed and floating rate debt to manage this exposure. The Corporation uses interest rate swaps, at certain times, to manage the impact of benchmark interest rate changes on the market value of its borrowings and to lower the Corporation’s overall borrowing costs.

      During September 2002, the Corporation entered into three interest rate swap agreements that effectively converted $250 million of the Corporation’s notes payable, with approximately one-third maturing in each of the years 2006, 2008, and 2009, from fixed interest rates to floating interest rates based on a six-month average of LIBOR plus the applicable spread. As of December 29, 2002, the Corporation’s fixed-to-floating ratio was 60/40. After the repayment of $60 million notes payable, and issuance of $125 million of senior, unsecured notes, this ratio was 63/37 at September 28, 2003.

      In addition in June 2003, the Corporation replaced one of the three interest rate swap agreements in a notional amount of $83.3 million relating to the debt securities maturing in 2006 with new interest rate swap agreements for the same notional amount maturing primarily in 2013 (the term of the $125 senior, unsecured notes due June 2013). The approximately $3 million received by the Corporation from closing its previous position will reduce the future effective interest rate of the underlying debt instrument. The new interest rate swap agreements effectively converted $83.3 million notional amount of debt from a fixed interest rate to a floating interest rate based on a six-month average of LIBOR plus the applicable spread. The amount to be paid or received under the interest rate swap agreements is recorded as a component of net interest expense.

      The following table provides information regarding the interest rate swap agreements as of September 28, 2003:

			Weighted Average	Weighted Average
			Variable Rates Paid	Variable Rates Paid
Notional	Expected	Fixed Rates	During 3rd Quarter	During First Nine
Amount	Maturity Date	Received	2003	Months of 2003

(In Thousands)
$83,333	May 7, 2008	6.63%	4.00%	4.06%
83,333	February 10, 2009	6.39%	3.55%	3.61%
2,083	February 10, 2009	6.39%	4.41%	4.47%
81,250	June 1, 2013	7.25%	4.30%	4.36%

Item 4.	Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      See Note 11, “Contingencies,” in the Notes to Condensed Consolidated Financial Statements included herein.

Item 5.	Other Information

      (a) See “Cautionary Statement Regarding Forward-Looking Statements” included in Part I, Item 2 hereof.

Item 6.	Exhibits and Reports on Form 8-K

      (a) The following exhibits are filed as part of this Report:

12	Statement re Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Principal Executive Officer Under Securities Exchange Act Rules 13a-15(e) and 15d-15(e).
31.2	Certification of Principal Executive Officer Under Securities Exchange Act Rules 13a-15(e) and 15d-15(e).
32	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

      (b) Reports on Form 8-K

      On July 22, 2003, the Corporation filed a Current Report on Form 8-K, Items 7 and 9, commenting on its financial results for the fiscal quarter ended June 29, 2003.

      On September 18, 2003, the Corporation filed a Current Report on Form 8-K, Item 8 announcing a change in its fiscal year.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMAS & BETTS CORPORATION
(Registrant)

By:	/s/ JOHN P. MURPHY

John P. Murphy
Senior Vice President and
Chief Financial Officer
(principal financial officer and
principal accounting officer)

Date: November 4, 2003

EXHIBIT INDEX

12	Statement re Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Principal Executive Officer Under Securities Exchange Act Rules 13a-15(e) and 15d-15(e).
31.2	Certification of Principal Executive Officer Under Securities Exchange Act Rules 13a-15(e) and 15d-15(e).
32	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.