Form 10-K
period 2003-12-31
THOMAS & BETTS CORP
filed 2004-03-15
CIK 97854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

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

     As of June 29, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the average bid and asked prices of such common equity on the New York Stock Exchange as of such date) was $820,114,151.

     As of March 12, 2004, 58,645,250 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2004, are incorporated by reference into Part III hereof.

Thomas & Betts Corporation and Subsidiaries

		Page

Caution Regarding Forward-Looking Statements		3

PART I

Item 1.	Business	4
Item 2.	Properties	9
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	12
	Executive Officers of the Registrant	12

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	14
Item 6.	Selected Financial Data	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 8.	Financial Statements and Supplementary Data	45
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	88
Item 9A.	Controls and Procedures	88

PART III

Item 10.	Directors and Executive Officers of the Registrant	89
Item 11.	Executive Compensation	90
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	90
Item 13.	Certain Relationships and Related Transactions	91
Item 14.	Principal Accountant Fees and Services	91

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	92

Signatures		93

EXHIBIT INDEX		E-1
Amended and Restated Bylaws of the Corporation
Restricted Stock Plan for Non-Employee Directors
Form of Termination Protection Agreement
Form of Termination Protection Agreement
Executive Retirement Plan as Amended
Amended and Restated Credit Agreement
First Amendment to Amended/Restated Credit Agrmt.
Nonemployee Directors Equity Compensation Plan
Equity Compensation Plan
Management Incentive Plan
Computation of Ratio of Earnings to Fixed Charges
Subsidiaries of the Corporation
Consent of Independent Public Accountants
Powers of Attorney
Certification Under Rules 13a-15(d) and 15d-15(e)
Certification Under Rules 13a-15(d) and 15d-15(e)
Certification Pursuant to Rule 13a-14(b)
Charter of the Compensation Committee
Charter of the Nominating/Governance Committee
Corporation Governance Guidelines

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

      This Report includes various forward-looking statements regarding the Corporation which are subject to uncertainties in the Corporation’s operations, business, economic and political environment. Statements that contain words such as “achieve,” “guidance,” “believes,” “expects,” “anticipates,” “intends,” “estimates,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” or similar expressions are forward-looking statements. Such statements are subject to risks and uncertainties, and many factors could affect the future financial results of the Corporation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Risks.” Accordingly, actual results, performance or achievements may differ materially from those expressed or implied by the forward-looking statements contained in this Report. For those statements, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

      There are many factors that could cause actual results to differ materially from those in forward-looking statements, some of which are beyond the control of the Corporation. These factors include, but are not limited to:

•	Economic weakness or recession in the U.S. or the Corporation’s other main markets, including Canada and Europe;

•	Significant changes in governmental policies which could create trade restrictions, patent enforcement issues, adverse tax-rate changes and changes to tax treatment of items such as tax credits, withholding taxes, transfer pricing and other income and expense recognition for tax purposes, including changes in taxation of income generated in Puerto Rico;

•	Changes in environmental regulations and future remediation technology advances that could impact expectations of remediation expenses;

•	Availability and pricing of commodities and raw materials, especially steel, needed for the production of the Corporation’s products;

•	Changes in customer demand for various products of Thomas & Betts that could affect its overall product mix, pricing, margins, plant utilization levels and asset valuations;

•	Simultaneous changes in creditworthiness of several major customers;

•	Unexpected liabilities resulting from legal matters, pending or future tax examinations and risks associated with the coverage of insurance;

•	Realization of deferred tax assets, which is dependent upon generating sufficient taxable income prior to their expiration and the Corporation’s tax planning strategies;

•	Recoverability of goodwill and other long-lived assets, which could be impacted if estimated future operating cash flows are not achieved; and

•	Impact of interest rate changes and market volatility on earnings, cash flows, investments, derivatives and borrowings of the Corporation and on investments held in the Corporation’s retirement plans.

      The Corporation undertakes no obligation to revise the forward-looking statements included in this Report to reflect any future events or circumstances.

PART I

Item 1.	BUSINESS

      Thomas & Betts Corporation is a leading designer and manufacturer of connectors and components for electrical and communication markets. The Corporation is also a leading producer of steel structures, used primarily for utility power lines, and industrial heating units. It operates approximately 130 manufacturing, distribution and office facilities around the world in approximately 20 countries. Manufacturing, marketing and sales activities are concentrated primarily in North America and Europe.

      The Corporation sells its products 1) through electrical, telephone, cable, heating, ventilation and air-conditioning distributors; 2) directly to original equipment manufacturers and certain end users; and 3) through mass merchandisers, catalog merchandisers and home improvement centers. Thomas & Betts pursues growth through market penetration, new product development, and, at times, acquisitions. See Note 4 in the Notes to Consolidated Financial Statements for information on acquisitions and divestitures during 2003, 2002 and 2001.

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

General Segment Information

      The Corporation classifies its products into the following business segments based on a combination of product lines and channels to market through which it sells those products: Electrical, Steel Structures, Communications and HVAC. The majority of the Corporation’s products, especially those sold in the Electrical segment, have region-specific standards and are sold mostly in North America or in other regions sharing North American electrical codes. No customer accounted for 10% or more of the Corporation’s consolidated net sales for 2003, 2002, or 2001. For additional segment financial information, including net sales and segment earnings (loss) from continuing operations for the three years ended December 31, 2003 and total assets as of December 31, 2003 and December 29, 2002 refer to Note 15 in the Notes to Consolidated Financial Statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Results.”

Electrical Segment

      The Electrical segment’s markets include industrial, commercial, utility and residential construction, renovation, maintenance and repair; project construction; and industrial original equipment manufacturers, (collectively the “electrical products industry”) concentrated primarily in North America and Europe. The Electrical segment experiences modest seasonality increases in sales during the second and third quarters. Net sales for the segment were $1.03 billion, $1.03 billion and $1.15 billion, or 77.5%, 76.2% and 76.8% of the Corporation’s consolidated net sales for 2003, 2002 and 2001, respectively.

      The Electrical segment designs, manufactures and markets thousands of various electrical connectors, components and other products for electrical applications. The Corporation has a market-leading position for many of its products. Products in the Electrical segment include: fittings and accessories for electrical raceways; fastening products, such as plastic and metallic ties for bundling wire, and flexible tubing; connectors, such as compression and mechanical connectors for high-current power and grounding applications; indoor and outdoor switch and outlet boxes, covers and accessories; floor boxes; metal framing used as structural supports for conduits, cable tray and electrical enclosures; hazardous location lighting; safety switches; underground connectors and switchgear; and other products, including insulation products, wire markers, and application tooling products. These products are sold under a variety of well-known brand names, such as Color Keyed®, Elastimold®, Kindorf®, Red Dot®, Sta-Kon®, Steel City®, Superstrut®, and Ty-Rap®.

      Demand for electrical products follows general economic conditions and is sensitive to activity in construction markets, industrial production levels and spending by utilities for replacements, expansions and efficiency improvements. The segment’s product lines are predominantly sold through major distributor chains and thousands of independent distributors and, to a lesser extent, to retail home centers and hardware outlets, and directly to original equipment manufacturers and utilities. Thomas & Betts has strong relationships with its distributors as a result of the breadth and quality of its product lines; its market-leading service programs; its strong history of product innovation; and the high degree of brand-name recognition for its products among end users.

Steel Structures Segment

      The Steel Structures segment designs, manufactures and markets tubular steel transmission and distribution poles and lattice steel transmission towers for North American power and telecommunications companies. These products are primarily sold to five types of end users: investor-owned utilities; cooperatives, which purchase power from utilities and manage its distribution to end users; municipal utilities; cable television operating companies; and telephone companies. They are marketed under the LehighTM, Meyer® and Thomas & Betts® brand names. Net sales of the Steel Structures segment were $93.5 million, $129.7 million and $140.6 million, or 7.1%, 9.6% and 9.4% of the Corporation’s consolidated net sales for 2003, 2002 and 2001, respectively.

Communications Segment

      The Communications segment designs, manufactures and markets components, subsystems and accessories used to construct, maintain and repair cable television (CATV) and telecommunications networks. The Corporation’s communications products include: CATV drop hardware; radio frequency RF connectors; aerial, pole, pedestal and buried splice enclosures; connectors; encapsulation and sheath repair systems; and cable ties. These products are sold directly to CATV system operators and also through telecommunications and CATV distributors. The products are sold under a variety of brand names, most notably LRC®, Diamond®, Kold-N-Klose® and Snap-N-Seal®. Although the majority of the segment’s net sales are in North

America, certain products are of an international standard and are also sold outside of North America. Net sales of the Communications segment were $89.4 million, $88.4 million and $108.1 million, or 6.8%, 6.6% and 7.2% of the Corporation’s consolidated net sales for 2003, 2002 and 2001, respectively.

HVAC Segment

      The HVAC segment designs, manufactures and markets heating and ventilation products for commercial and industrial buildings. Products in this segment include: gas, oil and electric unit heaters; gas-fired duct furnaces; indirect and direct gas-fired make-up air heaters; infrared heaters; and evaporative cooling and heat recovery products. These products are sold primarily under the Reznor® brand name through HVAC, mechanical and refrigeration distributors throughout North America and Europe. Demand for HVAC products tends to be higher when customers are experiencing cold weather. To reduce the impact of this seasonality, the segment has offered a summer promotional program with its distributors. Net sales of the HVAC segment were $113.9 million, $102.5 million and $98.5 million, or 8.6%, 7.6% and 6.6% of the Corporation’s consolidated net sales for 2003, 2002 and 2001, respectively.

Manufacturing and Distribution

      Thomas & Betts employs advanced processes in order to manufacture quality products. The Corporation’s manufacturing processes include high-speed stamping, precision molding, machining, plating and automated assembly. The Corporation makes extensive use of computer-aided design and computer-aided manufacturing (CAD/CAM) software and equipment to link product engineering with its manufacturing facilities.

      The Corporation also utilizes other advanced equipment and techniques in the manufacturing and distribution process, including computer software for scheduling, material requirements planning, shop floor control, capacity planning, and the warehousing and shipment of products.

      Thomas & Betts’ products have historically enjoyed a reputation for quality in the markets in which they are sold. To ensure quality, all of its facilities embrace quality programs, and as of December 31, 2003, approximately 48% meet the ISO 9001 2000 standard. Management expects the majority of its plants will be ISO 9001 2000 certified by the end of 2004. Additionally, the Corporation has implemented quality control processes in its design, manufacturing, delivery and other operations in order to further improve product quality and the service level to customers.

Raw Materials

      Thomas & Betts purchases a wide variety of raw materials for the manufacture of its products including steel, aluminum, zinc, copper, resins and rubber compounds. The Corporation’s sources of raw materials and component parts are well established and are sufficiently numerous to avoid serious future interruptions of production in the event that certain suppliers are unable to provide raw materials and component parts. However, the Corporation has experienced a reduction in the number of steel suppliers during 2003. Given the current tight supply of steel, the Corporation could encounter manufacturing disruptions for each of its segments from sporadic interruptions by its steel suppliers. In addition, the Corporation could encounter price increases, especially for steel, which it may not be able to pass on to its customers.

Research and Development

      Thomas & Betts has research, development and engineering capabilities in each business segment and maintains regional facilities to respond to the specific needs of regional markets. The Corporation has a reputation for innovation and value based upon its ability to develop products that meet the needs of the marketplace.

      Research, development and engineering expenditures invested into new and improved products and processes were $19.6 million, $18.8 million and $20.7 million, or 1.5%, 1.4% and 1.4% of net sales for 2003, 2002 and 2001, respectively. These expenses are included in cost of sales in the Consolidated Statements of Operations.

Working Capital Practices

      The Corporation maintains sufficient inventory to enable it to provide a high level of service to its customers. Its inventory levels, payment terms and return policies are in accordance with general practices associated with the industries in which it operates and standard business procedures.

Patents and Trademarks

      Thomas & Betts owns approximately 1,300 active patent registrations and applications worldwide. The Corporation has over 1,400 active trademarks and domain names worldwide, including: Thomas & Betts, T&B, T&B Access, Blackburn, Bowers, Canstrut, Catamount, Center Lok, Color-Keyed, Commander, Deltec, Diamond, DuraGard, E.K. Campbell, Eklips, Elastimold, Electroline, Emergi-Lite, Epitome, Ever-Lok, E-Z-Code, Flex-Cuf, Furse, Hazlux, Kindorf, Klik-It, Kold-N-Klose, Locktite, LRC, Marr, Marrette, Max-Gard, Meyer, Ocal, Red Dot, Reznor, RussellStoll, Sachs, Shamrock, Shield-Kon, Shrink-Kon, Signature Service, Site Light, Snap-N-Seal, Sta-Kon, Star Teck, Steel City, Superstrut, Sure Shot, Taylor, Termaster, The Grip of Steel, Ty-Fast, Ty-Rap, Union and Zinsco.

      While the Corporation considers its patents and trademarks (including trade dress) to be valuable assets, it does not believe that its competitive position is dependent solely on patent or trademark protection or that any business segment or its operations as a whole is dependent on any individual patent or trademark. However, the Color Keyed, Elastimold, Kindorf, Red Dot, Sta-Kon, Steel City, Super-Strut, and Ty-Rap trademarks are important to the Electrical segment; the Meyer trademark is important to the Steel Structures segment; the Kold-N-Klose, LRC, Snap-N-Seal, and Diamond trademarks are important to the Communications segment; and the Reznor trademark is important to the HVAC segment. In addition, the Corporation does not consider any of its individual licenses, franchises or concessions held to be material to its business as a whole or to any business segment.

Competition

      Thomas & Betts’ continuing ability to meet customer needs by enhancing existing products and developing and manufacturing new products is critical to its prominence in its primary market, the electrical products industry. Thomas & Betts encounters competition in all areas of its business, and the methods and levels of competition (e.g., price, service, warranty and product performance) vary among its markets. While no single company competes with the Corporation in all of its product lines, various companies compete with it in one or more product lines. Some of these competitors have substantially greater sales and assets and greater access to capital than the Corporation. Management believes the Corporation’s Electrical segment is among the industry leaders in service to its customers.

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

      The activities of the Corporation’s competitors designed to enhance their own product offerings, coupled with any unforeseeable changes in customer demand for various products of Thomas & Betts, could affect the Corporation’s overall product mix, pricing, margins, plant utilization levels and asset valuations. Management believes that industry consolidation could further increase competitive pressures.

Employees

      As of December 31, 2003, the Corporation and its subsidiaries had approximately 9,000 full-time employees worldwide. Employees of the Corporation’s foreign subsidiaries in the aggregate comprise 50% of all employees. Of the total number of employees, 35% are represented by trade unions. The Corporation believes its relationships with its employees and trade unions are good.

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

Financial Information About Foreign and U.S. Operations

      Export sales originating in the U.S. were approximately $33 million, $44 million and $46 million for 2003, 2002 and 2001, respectively. See Note 16 in the Notes to Consolidated Financial Statements for information concerning financial results for foreign and U.S. operations.

Item 2.	PROPERTIES

      As of December 31, 2003, the Corporation had approximately 130 plant, office, distribution, storage and warehouse facilities, occupying approximately 7,258,000 sq. ft. in 22 U.S. states, the Commonwealth of Puerto Rico and in approximately 20 other countries. This space is composed of approximately 4,672,000 sq. ft. of manufacturing space; 1,934,000 sq. ft. of office, distribution, storage and warehouse space; and 652,000 sq. ft. of idle space.

      The Corporation’s manufacturing locations by segment as of December 31, 2003 are as follows:

			Approximate Area
			in Sq. Ft.
		No. of
Segment	Location	Facilities	Leased	Owned

Electrical	Arkansas	1	246,000	—
	Massachusetts	1	—	116,000
	Mississippi	1	—	236,648
	New Jersey	1	—	134,000
	New Mexico	1	—	100,000
	Puerto Rico	3	116,386	28,200
	Tennessee	2	—	457,000
	Texas	1	35,805	—
	Australia	1	20,969	28,729
	Canada	11	111,811	704,754
	France	2	17,216	8,178
	Germany	1	30,106	—
	Hungary	1	88,332	—
	Japan	1	13,584	—
	Mexico	14	450,465	—
	Netherlands	2	8,265	38,779
	United Kingdom	4	16,000	125,230
Steel Structures	South Carolina	1	—	105,000
	Texas	1	—	136,172
	Wisconsin	1	—	171,206
Communications	New York	1	—	268,000
	Mexico	2	160,769	—
HVAC	Pennsylvania	1	—	227,050
	Belgium	1	139,932	—
	France	2	116,686	—
	Mexico	1	214,543	—

      In addition to the above mentioned manufacturing facilities, the Corporation owns three central distribution centers which are located in Belgium (141,792 sq. ft.), Canada (260,000 sq. ft.) and Byhalia, Mississippi (960,000 sq. ft.). The Corporation also has principal sales offices, warehouses and storage facilities located in approximately 572,374 sq. ft. of space, most of which is leased. Included in this total is approximately 214,000 sq. ft. of leased space in Memphis, Tennessee, for the Corporation’s corporate headquarters.

      The Corporation has approximately 652,000 sq. ft. of idle manufacturing, distribution and office space in California, Massachusetts, Nevada and New Jersey, which is owned or leased by the Corporation. Approximately 298,000 sq. ft. of this space is subleased. Such space is not included in the above table.

      Management believes the Corporation’s properties are suitable and adequate for the Corporation’s current needs. In general, the Corporation’s plants are operating at the lower range of practical capacity utilization.

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

      The Corporation has not reflected a liability in its financial statements for the Kaiser litigation because management believes meritorious defenses exist for this claim and thus management does not believe a loss is probable. Further, until there are new developments in the case that would provide more concrete amounts, management cannot provide any better range of possible losses than zero to the amount of the judgment. When evaluating the impact of the judgment on the Corporation’s liquidity, investors should note that the Corporation has insurance coverage in excess of the judgment.

Asbestos Cases

      The Corporation and two subsidiaries, Amerace Corporation and L.E. Mason (Red Dot), acquired respectively in 1995 and 1999, are subject to asbestos lawsuits in Mississippi, New

Jersey and three other states, related to either undefined and unidentified or historic products. In all cases, the Corporation is investigating these allegations. Amerace is one of hundreds of defendants and Red Dot and the Corporation are one of dozens of defendants. No product of Amerace, Red Dot or Thomas and Betts has been identified in these cases to date. In the Amerace litigation, four lawsuits have already been dismissed. Potential exposure at this time, if any, cannot be estimated. Management believes, however, that there is no merit to these claims, that damages, if any, are remote and believes that a loss is not probable in any of these cases. Insurance coverage is available in connection with these claims.

Other Legal Matters

      The Corporation is also involved in legal proceedings and litigation arising in the ordinary course of business. In those cases where the Corporation is the defendant, plaintiffs may seek to recover large and sometimes unspecified amounts or other types of relief and some matters may remain unresolved for several years. Such matters may be subject to many uncertainties and outcomes which are not predictable with assurance. Management considers the gross probable liability when determining whether to accrue for a loss contingency for a legal matter. The Corporation has provided for losses to the extent probable and estimable. The legal matters that have been recorded in the Corporation’s consolidated financial statements are based on gross assessments of expected settlement or expected outcome. Additional losses, even though not anticipated, could have a material adverse effect on the Corporation’s financial position, results of operations or liquidity in any given period.

Environmental Matters

      Owners and operators of sites containing hazardous substances, as well as generators of hazardous substances, are subject to broad and retroactive liability for investigatory and cleanup costs and damages arising out of past disposal activities. Such liability in many cases may be imposed regardless of fault or the legality of the original disposal activity. The Corporation has received notifications from the United States Environmental Protection Agency (“EPA”) or similar state environmental regulatory agencies or private parties that the Corporation, in many instances along with others, may currently be potentially responsible for the remediation of sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (the “Superfund Act”), similar federal and state environmental statutes, or common law theories. The Corporation, along with others, may be held jointly and severally liable for all costs relating to investigation and remediation of 11 sites pursuant to the Superfund Act or similar state environmental enactments.

      The Corporation is the owner or operator, or former owner, of various manufacturing locations currently being evaluated by the Corporation for the presence of contamination that may require remediation. These sites include former or inactive facilities or properties in Alabama (Mobile); Connecticut (Monroe); Indiana (Medora); Massachusetts (Attleboro, Boston, Canton); New Hampshire (New Milford); New Jersey (Butler, Elizabeth, Garwood); New York (Horseheads); Pennsylvania (Perkasie, Pittsburgh); Ohio (Bucyrus) and Oklahoma (Stillwater). The sites further include active manufacturing locations in New Jersey (Hackettstown); New Mexico (Albuquerque); South Carolina (Lancaster); and Wisconsin (Hager City).

      Four of these current and former manufacturing locations relate to activities of American Electric for the period prior to the acquisition of American Electric by the Corporation. These four sites are located in Hager City, Wisconsin; Lancaster, South Carolina; Medora, Indiana; and Pittsburgh, Pennsylvania. Each of these sites except for one (Pittsburgh) is subject to an Asset Purchase Agreement dated June 28, 1985 between American Electric and ITT Corporation (“ITT”). ITT and the Corporation have shared responsibilities and costs at the four outstanding sites subject to this agreement. For certain of the sites covered by this agreement, ITT agreed to indemnify American Electric for environmental liabilities, if any, that occurred prior to the purchase of the facilities by American Electric. The Corporation believes that the indemnity of ITT is reliable; however, there can be no assurances that any such indemnities will be honored.

      In December 1996, the Corporation acquired Augat Inc. Pursuant to the various environmental laws and regulations described above, Augat has evaluated or remediated, and may have liability associated with contamination at a number of sites. Pursuant to a Purchase Agreement, dated July 2, 2000, between the Corporation and Tyco Group S.A.R.L., the Corporation agreed to retain certain environmental liabilities, if any, for former Augat manufacturing locations in Alabama (Montgomery Plants 1 & 3); Massachusetts (Mashpee) and South Carolina (Inman); and for three offsite alleged disposal locations.

      In November 1998, the Corporation acquired Kaufel Group, Ltd. Pursuant to the various environmental laws and regulations described above, the Corporation is evaluating, and may have liability associated with contamination at two facilities owned and operated by Kaufel in Dorval, Quebec.

      The Corporation has provided for liabilities to the extent probable and estimable, but the Corporation is not able to predict the extent of its ultimate liability with respect to all of its pending or future environmental matters. However, the Corporation believes that any additional liability with respect to the aforementioned environmental matters will not be material to its financial position or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

Executive Officers of the Registrant

      Information regarding executive officers of the Corporation is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

			Date Assumed
			Present
Name	Position	Age	Position

Dominic J. Pileggi	President and Chief Executive Officer	52	January 2004
John P. Murphy	Senior Vice President and Chief Financial Officer	57	March 2000
Kenneth W. Fluke	Vice President — Controller	44	September 2000
Connie C. Muscarella	Vice President — Human Resources and Administration	49	March 2000
J.N. Raines	Vice President — General Counsel and Secretary	60	December 2001

      Mr. Pileggi held various positions with the Corporation (1979 to 1983) before being elected Vice President — General Manager of the Electronics division (1983 to 1986), Vice President, Electronics Marketing Division (1986 to 1988), President — Electronics division (1988 to 1994), President — Electrical Components Division (1994 to 1995), Senior Vice President and Group President — Electrical (2000 to 2003) and President and Chief Operating Officer (2003 to 2004) of the Corporation. Mr. Pileggi was Executive Vice President (1998 to 2000) and President — EMS Division (2000) of Viasystems Group, Inc.

      Mr. Murphy was Senior Vice President and Chief Financial Officer of Johns Manville Corporation (1997 to 2000).

      Mr. Fluke held various finance and managerial positions with The Goodyear Tire and Rubber Company beginning in 1982, including General Manager, Finance — South Pacific Tyres and Controller North American Tires Division.

      Ms. Muscarella was Vice President — Human Resources of the Corporation (1998 to 2000).

      Mr. Raines was a partner of the law firm of Glankler Brown PLLC for more than five years prior to joining the Corporation in 2001.

      Executive officers are elected by, and serve at the discretion of, the Board of Directors for a term of one year. The current terms expire May 5, 2004.

      The Board of Directors has elected Mr. Fluke, as Senior Vice President and Chief Financial Officer of the Corporation, effective May 1, 2004 following the retirement of Mr. Murphy on April 30, 2004. The Board has also approved Mr. Fluke’s compensation arrangement in his new position.

      There are no other arrangements or understandings between any officer and any person, other than a director or executive officer of the Corporation acting in his or her official capacity, pursuant to which any officer was selected.

      There is no family relationship between any executive officer and any other officer or director of the Corporation.

      There has been no event involving any executive officer of the Corporation under any bankruptcy act, criminal proceeding, judgment or injunction during the past five years.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

      The Corporation’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol TNB. The following table sets forth by quarter for the last two years the high and low sales prices of the Corporation’s common stock as reported by the NYSE, and the dividends declared by the Board of Directors of the Corporation on its common stock.

      At March 12, 2004, the closing price of the Corporation’s common stock on the NYSE was $21.19.

Holders

      At March 12, 2004, the Corporation had approximately 3,300 shareholders of record.

	2003		2002

First Quarter
Market price high	$18	7/16	$22
Market price low	$13	1/4	$17	11/16
Dividends declared	$—		$—
Second Quarter
Market price high	$16	1/4	$24	1/2
Market price low	$13	7/8	$17	15/16
Dividends declared	$—		$—
Third Quarter
Market price high	$17	11/16	$19	3/8
Market price low	$14	1/8	$13	3/8
Dividends declared	$—		$—
Fourth Quarter
Market price high	$23	3/16	$19	3/8
Market price low	$15	9/16	$12	3/16
Dividends declared	$—		$—

Dividends

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

Securities Authorized for Issuance under Equity Compensation Plans

      As of December 31, 2003, the Corporation had the following compensation plans (including individual compensation arrangements) under which equity securities of the Corporation are authorized for issuance. After May 5, 2004, the date of the Corporation’s 2004 Annual Meeting of Shareholders, no equity securities of the Corporation will be issued under any of the following plans and such plans will be terminated.

	(a)	(b)	(c)
			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(excluding securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in column(a))

Equity compensation plans approved by security holders
1993 Management Stock Ownership Plan(†)(††)	3,238,727	$30.60	1,481,187

Restricted Stock Plan for Non-employee Directors	—	—	13,621
Equity compensation plans not approved by security holders
Deferred Fee Plan for Non-employee Directors	—	—	(†††)
Non-employee Directors Stock Option Plan	149,734	$21.33	50,266
2001 Stock Incentive Plan	2,125,753	$19.41	352,175

Total	5,514,214	$26.03	1,897,249

(†)	This plan contains a formula for calculating the number of securities available for issuance under the plan. Under the formula, the number of securities available for issuance automatically increases each year by 1.25% of the number of outstanding securities of the Corporation. Under the transition rules of the NYSE, effective November 4, 2003, no new equity securities may be issued under this formula without shareholder approval.

(††)	Under the plan, the Corporation has the choice of issuing in any combination up to 1,481,187 of options or up to 740,594 of restricted stock.

(†††)	The number of securities available for issue is dependent on the stock price at the time of grant. See below for a description of this plan.

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

Non-employee Directors Stock Option Plan

      The Nonemployee Directors Stock Option Plan provides that each nonemployee director, upon election, receives a nonqualified stock option grant for shares of Common Stock in an amount determined by the Board of Directors. In 2003, each nonemployee director received a nonqualified stock option grant for 5,000 shares. A nonemployee director who is elected to fill a vacancy or a newly created directorship in the interim between annual meetings receives an option grant of shares of Common Stock effective as of the date of election. The option exercise price is the fair market value (average of the high and low sales prices of Common Stock as reported on the NYSE) of a share of Common Stock on the date the option is granted. Each option grant is fully vested and exercisable on the date it is granted and has a term of ten years, subject to earlier expiration in the event the director’s membership on the Board terminates due to retirement, disability, death or for any other reason.

2001 Stock Incentive Plan

      The 2001 Stock Incentive Plan provides that key employees receive nonqualified stock option grants for shares of Common Stock in an amount determined by the Board of Directors. The option exercise price is the fair market value (average of the high and low sales prices of Common Stock as reported on the NYSE) of a share of Common Stock on the date the option is granted. Each option grant usually vests in increments of one-third over a three year period, subject to earlier expiration in the event termination due to retirement, disability, death or for any other reason.

      At the Corporation’s 2004 Annual Shareholders Meeting, management will seek approval of the following new equity compensation plans, which were approved by the Board of Directors in February 2004:

	(a)	(b)	(c)
			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(excluding securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in column(a))

Equity compensation plans not approved by security holders
Non-employee Directors Equity Compensation Plan(†)	—	—	1,700,000
Equity Compensation Plan(††)	—	—	3,500,000

Total	—	—	5,200,000

(†)	Under this plan, the Corporation has the choice of issuing in any combination Common Stock up to 100,000 shares, restricted stock up to 100,000 shares, stock options up to 750,000 shares and stock credits up to 750,000 shares.

(††)	Under this plan, the Corporation has the choice of issuing in any combination restricted stock or stock options.

Non-employee Directors Equity Compensation Plan

      The Nonemployee Directors Equity Compensation Plan provides that each nonemployee director, upon election, receives an award of restricted stock, unrestricted Common Stock, Stock Credits, nonqualified stock options, or combination thereof, in an amount determined by the Board of Directors. A nonemployee director who is elected to fill a vacancy or a newly created directorship in the interim between annual meetings receives a similar award effective as of the date of election. The option exercise price is the fair market value (average of the high and low sales prices of Common Stock as reported on the NYSE) of a share of Common Stock on the date the option is granted. Each option grant is fully vested and exercisable on the date it is granted and has a term of ten years, subject to earlier expiration in the event the director’s membership on the Board terminates due to retirement, disability, death or for any other reason.

      The Nonemployee Directors Equity Compensation Plan also allows for a nonemployee director to defer all or a portion of compensation earned for services as a director. Any amount deferred is valued, in accordance with the director’s election, in Stock Credits. Stock Credits fluctuate in value as the value of the Common Stock fluctuates. In addition, each nonemployee director may receive an annual grant of Stock Credits having a value determined by the Board. Additional Stock Credits are credited as dividend equivalents on the payment date and at the same value as dividends, if any, declared on the Common Stock. Stock Credits are distributed in shares of Common Stock or in cash upon a director’s termination of service.

Equity Compensation Plan

      The Equity Compensation Plan provides that key employees of the Corporation receive restricted stock awards and option grants for shares of Common Stock in an amount determined by the Board of Directors. The option exercise price is the fair market value (average of the high and low sales prices of Common Stock as reported on the NYSE) of a share of Common Stock on the date the option is granted. Each option grant generally vests in increments over a certain period, subject to earlier expiration in the event of termination due to retirement, disability, death or for any other reason.

      For financial information regarding stock option and incentive plans refer to Note 11 in the Notes to Consolidated Financial Statements.

Item 6.	SELECTED FINANCIAL DATA

Thomas & Betts Corporation and Subsidiaries

	2003	2002	2001	2000	1999
(In millions, except per share data)
Net sales	$1,322.3	$1,345.9	$1,497.5	$1,756.1	$1,873.7
Net earnings (loss) from continuing operations before cumulative effect of an accounting change	$42.8	$(8.2)	$(138.9)	$(178.7)	$91.1
Long-term debt including current maturities	$685.3	$625.1	$672.0	$676.0	$924.1
Total assets	$1,782.6	$1,619.8	$1,761.6	$2,085.7	$2,448.1
Per share earnings (loss) from continuing operations before cumulative effect of an accounting change:
Basic	$0.73	$(0.14)	$(2.39)	$(3.08)	$1.58
Diluted	$0.73	$(0.14)	$(2.39)	$(3.08)	$1.57
Cash dividends declared per common share	$—	$—	$0.56	$1.12	$1.12

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Introduction

      Thomas & Betts Corporation is a leading designer and manufacturer of connectors and components for electrical and communication markets. The Corporation is also a leading producer of steel structures, used primarily for utility power lines, and industrial heating units. It operates approximately 130 manufacturing, distribution and office facilities around the world in approximately 20 countries. Manufacturing, marketing and sales activities are concentrated primarily in North America and Europe.

      The Corporation sells its products (1) through electrical, telephone, cable, heating, ventilation and air-conditioning distributors; (2) directly to original equipment manufacturers and certain end users; and (3) through mass merchandisers, catalog merchandisers and home improvement centers. Thomas & Betts pursues growth through market penetration, new product development, and, at times, acquisitions.

2004 Outlook

      Management expects only a modest recovery in its core markets in 2004 and believes any increase in demand will be gradual and weighted toward the second half of the year. Consequently, the Corporation’s financial targets for 2004 assume top-line growth in the low to mid-single digit range.

      Despite continuing to operate in challenging markets, management expects substantial percentage increases in operating income and net earnings for the first quarter and full year 2004 when compared to 2003.

      The Corporation has recently experienced a significant increase in the price it pays for steel and has also noted signs of a tightening of supply of steel. The Corporation intends to pass on essentially all of the increase in steel costs to its customers and has not experienced any significant disruptions in manufacturing as a result of the tight supply. However, the Corporation may not be successful in recovering all of the increase in steel costs or in avoiding certain manufacturing disruptions from sporadic interruptions by its steel suppliers.

Business Risks

      There are many factors that could pose a risk to the Corporation’s business and its ability to execute its business plan, some of which are beyond its control. These factors include, but are not limited to:

•	Risks Related to Credit Quality of Customers

Although the Corporation is not dependent on any one customer for more than 10% of its sales, deterioration in the credit quality of several major customers at the same time could have a material adverse effect on its results of operations and financial condition.

•	Negative Economic Conditions May Adversely Affect Performance

The success of Thomas & Betts’ business is directly linked to positive economic conditions in the countries where it sells its products. Material adverse changes in economic or industry conditions generally or in the specific markets served by Thomas & Betts could adversely affect the future results of the Corporation. Additionally, continued economic slowdown in the U.S. or in Thomas & Betts’ major foreign markets, including Canada and Europe, could reduce the Corporation’s overall net sales. Thomas & Betts does business in geographically diverse markets. In fiscal year 2003, approximately 32% of Thomas & Betts’ net sales were generated outside of the United States. Because these influences are not always foreseeable, there can be no assurance that the business will not be affected by these occurrences.

•	Changes in Customer Demand

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

The activities of the Corporation’s competitors designed to enhance their own product offerings, coupled with any unforeseeable changes in customer demand for various products of Thomas & Betts, could affect the Corporation’s overall product mix, pricing, margins, plant utilization levels and asset valuations.

•	Adverse Regulatory, Environmental, Monetary or Other Governmental Policies Which May Affect Profitability

Thomas & Betts is subject to governmental regulations throughout the world. Unforeseen changes in these governmental regulations may reduce its profitability. Namely, significant changes in monetary or fiscal policies in the U.S. and abroad could result in currency fluctuations, including fluctuations in the Canadian dollar, Euro and British pound, which, in turn, could adversely affect Thomas & Betts’ net sales, costs and expenses. Furthermore, significant changes in any number of governmental policies could create trade restrictions, patent enforcement issues, adverse tax rate changes and changes to tax treatment of items such as tax credits, withholding taxes, transfer pricing and other income and expense recognition for tax purposes, including changes in taxation on income generated in Puerto Rico. These changes might limit Thomas & Betts’ ability to sell its products in certain markets, and could negatively affect its business, operating results and financial condition.

In addition, Thomas & Betts’ operations are subject to international, federal, state and local laws and regulations governing environmental matters, including emissions to air, discharge to waters and the generation and handling of waste. Thomas & Betts is also subject to laws relating to occupational health and safety. The operation of manufacturing plants involves a high level of susceptibility in these areas, and there is no assurance that Thomas & Betts will not incur material costs or liabilities in the future. Moreover, expectations of remediation expenses could be affected by, and potentially significant expenditures could be required to comply with, environmental regulations and health and safety laws that may be adopted or imposed in the future. Future remediation technology advances could adversely impact expectations of remediation expenses.

•	Adequacy of Insurance

In accordance with its risk management practices, the Corporation continually reevaluates risks, their potential cost and the cost of minimizing them. To reduce the Corporation’s exposure to material risks, in certain circumstances, it purchases insurance. Certain risks are inherent in the manufacturing of the Corporation’s products and the Corporation’s insurance may not be adequate to cover potential claims against it involving its products. The Corporation is also exposed to risks inherent in the packaging and distribution of products. Although the Corporation maintains liability insurance, management cannot assure that the coverage limits under these insurance programs will be adequate to protect Thomas & Betts against future claims, or that the Corporation can and will maintain this insurance on acceptable terms in the future.

•	Terrorist Acts and Acts of War

Terrorist acts and acts of war (wherever located around the world) may cause damage or disruption to our employees, facilities, suppliers, distributors or customers, which could significantly impact our net sales, costs and expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot presently be predicted. In addition, as a global company with headquarters and significant operations located in the United States, we may be impacted by actions against the United States. We are uninsured for losses and interruptions caused by acts of war. However, our insurers have confirmed coverage for losses caused by terrorist acts within our policy limits.

      See “Caution Regarding Forward-Looking Statements” on page 3 hereof.

Manufacturing Restructuring Program

      In December 2001, Thomas & Betts announced a manufacturing restructuring program. The program was essentially completed in 2002 and as of December 31, 2003, no significant future cash outflows are anticipated for this program. The manufacturing restructuring program affected approximately two-thirds of the Corporation’s manufacturing operations, including all electrical products manufacturing plants in the United States, Europe and Mexico, and had three primary components: consolidating manufacturing capacity, improving processes, and investing in tooling and equipment. The total cost of the program was approximately $91 million, including $7 million of capital expenditures. The Corporation recorded $49.1 million in pre-tax charges in the fourth quarter of 2001 and $34.4 million during 2002.

      Thomas & Betts originally projected an on-going pre-tax savings, primarily in the form of reduced cost of sales, of approximately $45 to $50 million annually from the manufacturing restructuring program. These savings reflect lower fixed costs and improved labor efficiencies. However, due to lower than expected manufacturing volume levels associated with weak market conditions, pre-tax savings from the program realized in 2003 have been approximately half of the original projection. The Corporation expects to realize the full benefits of the program as sales volumes improve with market conditions.

Other Significant Items Impacting Earnings (Loss) from Operations

      The Corporation’s earnings (loss) during each of the three years ended December 31, 2003, were impacted by certain other significant items. The following is a list of those items and references to certain Notes in the Corporation’s Notes to Consolidated Financial Statements: (1) charges associated with a bankruptcy of a large cable TV customer in 2002, (2) charges associated with divested lighting product lines in 2001 (see Note 5), (3) charges associated with the closure of a U.S. satellite distribution center in 2003 (see Note 15), (4) the benefit in 2002 and 2003 from the cessation of depreciation on assets held for sale (see Note 5), (5) 2003 accrued costs primarily associated with the planned retirement of the Corporation’s former chief executive officer (see Note 15), (6) the favorable impact in 2003 and the unfavorable impacts in 2001 and 2002 from the settlement of certain litigation (see Note 14), and (7) the benefit from insurance recoveries in 2002 and 2003 (see Note 14).

Recap of Significant Items Impacting Earnings (Loss) from Operations

      The following table illustrates impacts of the manufacturing restructuring program as well as the other significant items impacting earnings (loss) from operations highlighted above:

	2003	2002	2001
(In millions)
Net sales
Charges associated with a large cable TV customer bankruptcy	$—	$(4.6)	$—
Charges associated with divested product lines	—	—	(2.5)

	—	(4.6)	(2.5)

Costs and expenses:
Cost of sales
Charges associated with manufacturing restructuring program	—	32.8	7.4
Charges associated with distribution center closing	3.7	—	—
Charges associated with divested product lines	—	—	0.6
Benefit from cessation of depreciation on assets held for sale	(1.8)	(7.3)	—

	1.9	25.5	8.0

Selling, general and administrative
Costs primarily associated with former CEO planned retirement	4.5	—	—

	4.5	—	—

Other operating expense (income) — net
Expense (income) from settlement of lawsuits	(8.9)	19.0	27.0
Income from insurance recoveries	(3.5)	(3.2)	—

	(12.4)	15.8	27.0

Impairment charges on long-lived assets
Charges associated with manufacturing restructuring program	—	—	30.0
Charges associated with divested product lines	—	—	36.6
Charges associated with assets held for sale	—	1.2	16.7

	—	1.2	83.3

Provision — restructured operations
Charges associated with manufacturing restructuring program	—	1.6	11.7

	—	1.6	11.7

Impact on earnings (loss) from operations	$6.0	$(48.7)	$(132.5)

Year 2003 Compared with 2002

Overview

      The Corporation’s 2003 earnings from operations comparison to 2002 reflects relatively flat year over year results after considering the significant items highlighted in the above table; despite continued weak market conditions in all of its segments especially Steel Structures and Electrical where reduced investment by the utility sector contributed to lower sales volumes compared with 2002.

      The earnings impact from lower sales volumes, and to a lesser extent, higher material costs (primarily steel), and a less favorable sales mix in the U.S. electrical business, were offset by manufacturing efficiency improvements derived mainly from the manufacturing restructure program.

      Interest expense — net for 2003 reflected approximately $5.5 million of incremental interest expense related to $125 million senior unsecured notes issued in May 2003. The Corporation used the proceeds from this offering to repay $125 million in senior unsecured notes upon maturity in January 2004. Interest expense during 2003 also reflected the repayment of $50.5 million of debt in November 2002 and $60 million of debt in February 2003 and benefits from interest rate swap agreements. Interest income for 2002 included $2.0 million of interest income on a note receivable repaid to the Corporation and $3.3 million of interest income associated with income tax refunds.

      The Corporation’s 2003 net earnings (loss) comparison to 2002 reflects the above mentioned changes in earnings as well as an $11 million net tax charge in 2002 related to certain tax law changes, various favorable tax adjustments in 2003 that exceed similar adjustments in 2002, and a $45 million net-of-tax charge in the first quarter of 2002 for the impairment of goodwill associated with its HVAC segment upon the adoption of a new accounting standard.

Consolidated Results

	2003		2002

	In	% of Net	In	% of Net
	Millions	Sales	Millions	Sales

Net sales	$1,322.3	100.0	$1,345.9	100.0
Cost of sales	970.3	73.4	1,014.3	75.4

Gross profit	352.0	26.6	331.6	24.6
Selling, general and administrative	282.8	21.4	282.3	21.0
Other operating expense (income) — net	(12.4)	(1.0)	16.0	1.1
Impairment charges on long-lived assets	—	—	1.2	0.1
Provision — restructured operations	—	—	1.6	0.1

Earnings (loss) from operations	81.6	6.2	30.5	2.3
Income from unconsolidated companies	3.2	0.2	2.6	0.2
Interest expense — net	(36.9)	(2.8)	(35.2)	(2.7)
Other (expense) income — net	(0.2)	—	(0.1)	—

Earnings (loss) from continuing operations before income taxes	47.7	3.6	(2.2)	(0.2)
Income tax provision	4.9	0.4	6.0	0.4

Net earnings (loss) from continuing operations before cumulative effect of an accounting change	42.8	3.2	(8.2)	(0.6)
Cumulative effect of an accounting change	—	—	(44.8)	(3.3)

Net earnings (loss)	$42.8	3.2	$(53.0)	(3.9)

Per share earnings (loss) from continuing operations before cumulative effect of an accounting change:
Basic	$0.73		$(0.14)

Diluted	$0.73		$(0.14)

Net Sales and Gross Profit

      The Corporation’s 2003 net sales were down approximately 1.8% from 2002 levels. Sales volumes were significantly impacted by reduced investment by the utility sector where the Corporation is a leading provider of steel structures used for transmission systems and high voltage electrical connectors and switchgear. This lower demand negatively impacted sales primarily in the first half of 2003 and to a lesser extent in the second half of the year. The continued weakness in all of our U.S. markets was also a factor. These lower sales volumes were partially offset by an approximate $48 million benefit for foreign currency exchange driven primarily by strong Canadian and European currencies against a weaker U.S. dollar.

      The 2003 gross profit reflects the impact of lower sales volumes, higher material costs (primarily steel), and a less favorable sales mix in the Corporation’s U.S. electrical business; which was partially offset by manufacturing efficiency improvements derived mainly from the manufacturing restructuring program. The 2003 gross profit also reflects a charge of $3.7 million for the closing of a U.S. satellite distribution center. The 2002 gross profit included charges of $32.8 million associated with the Corporation’s manufacturing restructuring program, and a charge of $4.6 million from the bankruptcy of a large cable TV customer. Both 2003 and 2002 reflect a benefit of $1.8 million and $7.3 million, respectively, from the cessation of depreciation on assets held for sale.

Expenses

      2003 selling general and administrative (SG&A) expense of approximately $283 million was relatively flat with 2002. SG&A in 2003 includes $4.5 million in expenses primarily associated with the former CEO’s planned retirement. The underlying improvement when compared with 2002 reflects the Corporation’s continued efforts to reduce and tightly control expenses despite the negative impact from foreign currency exchange in 2003. The Corporation’s goal is to achieve a sustainable level of SG&A at or below 20% of net sales.

      Other operating expense (income) — net for 2003 included a benefit of $8.9 million from the favorable settlement of a commercial lawsuit and $3.5 million of income from insurance proceeds. Other operating expense (income) — net for 2002 includes expense of $19.0 million for the settlement of a consolidated securities class action lawsuit. The Corporation has no remaining contingent obligations associated with this lawsuit, including with respect to the settlement account. The Corporation also realized $3.2 million of income from insurance proceeds in 2002.

      Impairment charges on long-lived assets in 2002 of $1.2 million reduced the Communication segment’s held for sale assets to their estimated net realizable value. Restructuring charges of $1.6 million in 2002 related to the manufacturing restructuring program.

Interest Expense — Net

      Interest expense — net for the year 2003 was up $1.7 million year over year, reflecting approximately $5.5 million of incremental interest expense related to $125 million senior unsecured notes issued in May 2003. The Corporation used the proceeds from this offering to repay $125 million in senior unsecured notes upon maturity in January 2004. Interest expense for 2003 was $4.3 million lower than 2002 reflecting the repayment of $50.5 million of debt in November 2002 and $60 million of debt in February 2003. Interest expense for 2003 also reflects lower interest rates, due in part to interest rate swap agreements on $250 million of debt, which resulted in a benefit of $6.3 million in 2003 and $1.5 million in 2002.

      Interest income included in interest expense — net was $4.2 million for 2003 and $10.1 million for 2002. Interest income for 2002 included $2.0 million of interest income on a note receivable repaid to the Corporation and $3.3 million of interest income associated with income tax refunds.

Income Taxes

      The Corporation’s 2003 and 2002 effective tax rates for continuing operations are a provision of 10.3% and 271.6%, respectively. In 2003, the Corporation recorded a tax benefit of $4.5 million resulting from the favorable completion of tax audits in the United States, United Kingdom and Germany and a corresponding reduction in worldwide tax exposure. As a result of certain tax law changes during 2002, the Corporation recorded an $11.0 million net tax charge composed of a $22.9 million tax charge related to converting certain foreign tax credits into foreign tax deductions, and an $11.9 million tax benefit from releasing a federal valuation allowance on deferred tax assets associated with minimum pension liabilities. See Note 7 in the Notes to Consolidated Financial Statements. In addition, during 2002 the Corporation recorded a tax benefit of $2.2 million as a result of completing several tax audits and a reduction of worldwide tax exposures.

Cumulative Effect of an Accounting Change

      During the second quarter of 2002, the Corporation completed its transitional evaluation of goodwill as of the beginning of 2002 as required under the new accounting standard SFAS No. 142. Consequently, the Corporation recorded in its first quarter 2002 a $44.8 million non-cash charge for an impairment of goodwill associated with its HVAC segment. This charge reflects the cumulative effect of adopting the accounting change and does not affect day-to-day operations of the Corporation. See Note 3 in the Notes to Consolidated Financial Statements.

Net Earnings (Loss)

      Net earnings were $42.8 million, or $0.73 per basic and fully diluted share, in 2003 compared to a net loss of $53 million, or a loss per share of $0.91 in 2002. Results in 2002 included the above mentioned $44.8 million, or $0.77 per share, goodwill impairment charge associated with the adoption of SFAS No. 142.

Year 2002 Compared with 2001

Overview

      The Corporation’s 2002 earnings from operations comparison to 2001 reflects an improvement year over year after considering the significant items highlighted in the Recap of Significant Items above. These improvements came despite weak market conditions in all of the markets the Corporation operates in. Significantly lower manufacturing costs, partially as a result of the manufacturing restructuring program and significantly lower selling, general and administrative expenses reflecting efforts to size sales and support functions in line with market conditions were the primary drivers for the improvement. Improved selling prices in the Corporation’s Electrical segment and lower freight costs were also contributing factors.

      The Corporation’s 2002 net earnings (loss) comparison to 2001 reflects an $11 million net tax charge in 2002 related to certain tax law changes, a $2.2 million tax benefit as a result of completing several tax audits and a reduction of worldwide tax exposures, a $2.0 million tax benefit from increased volumes in the Corporation’s Puerto Rican manufacturing operations, a $45 million net-of-tax charge in the first quarter of 2002 for the impairment of goodwill associated with its HVAC segment upon the adoption of a new accounting standard and an $8 million net-of-tax charge in 2001 to gain on sale of discontinued operations reflecting a negotiated settlement with the buyer. See Note 4 to the Corporation’s Notes to Consolidated Financial Statements.

Consolidated Results

	2002		2001

	In	% of Net	In	% of Net
	Millions	Sales	Millions	Sales

Net sales	$1,345.9	100.0	$1,497.5	100.0
Cost of sales	1,014.3	75.4	1,179.8	78.8

Gross profit	331.6	24.6	317.7	21.2
Selling, general and administrative	282.3	21.0	341.0	22.8
Other operating expense (income) — net	16.0	1.1	27.0	1.7
Impairment charges on long-lived assets	1.2	0.1	83.3	5.6
Provision — restructured operations	1.6	0.1	11.7	0.8

Earnings (loss) from operations	30.5	2.3	(145.3)	(9.7)
Income from unconsolidated companies	2.6	0.2	2.2	0.1
Interest expense — net	(35.2)	(2.7)	(41.9)	(2.8)
Other (expense) income — net	(0.1)	—	(2.0)	(0.1)

Earnings (loss) from continuing operations before income taxes	(2.2)	(0.2)	(187.0)	(12.5)
Income tax provision (benefit)	6.0	0.4	(48.1)	(3.2)

Net earnings (loss) from continuing operations before cumulative effect of an accounting change	(8.2)	(0.6)	(138.9)	(9.3)
Cumulative effect of an accounting change	(44.8)	(3.3)	—	—
Gain (loss) on sale of discontinued operations	—	—	(7.5)	(0.5)

Net earnings (loss)	$(53.0)	(3.9)	$(146.4)	(9.8)

Per share earnings (loss) from continuing operations before cumulative effect of an accounting change:
Basic	$(0.14)		$(2.39)

Diluted	$(0.14)		$(2.39)

Net Sales and Gross Profit

      The Corporation’s net sales decrease reflects persistently weak market conditions in all of its operating segments. Net sales in the prior year included approximately $80 million from divested and discontinued product lines. Several factors, including significantly lower manufacturing costs partially as a result of the manufacturing restructuring program, lower freight expense, and improved pricing in the Electrical segment contributed to improved gross profit. Gross profit for 2002 and 2001 included charges of $32.8 million and $7.4 million, respectively, associated with the manufacturing restructuring program. In addition, both periods were negatively impacted by unabsorbed manufacturing fixed costs associated with operating at the lower range of practical capacity due to weak industry demand. Additionally, 2002 included a charge to net sales of $4.6 million from the bankruptcy of a large cable TV customer.

Expenses

      Selling, general and administrative (SG&A) expenses were 21.0% of net sales in 2002, versus 22.8% in 2001. The Corporation continued its efforts to size selling and support functions commensurate with market conditions and to tightly manage expenses. SG&A expenses would have been $325.2 million or 21.7% of net sales in 2001 when adjusted for the elimination of goodwill amortization in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142). See Note 3 in the Notes to Consolidated Financial Statements.

      Other operating expense (income) — net for 2002 includes expense of $19 million for the settlement of a consolidated securities class action lawsuit and $3.2 million of income from insurance proceeds. The prior year includes expense of $27 million for the settlement of a patent infringement lawsuit.

      ADC Telecommunications, Inc. (“ADC”), a publicly traded company, sued the Corporation for patent infringement with respect to a super high-density bay and jack panel. The case was settled in 2002 when the Corporation paid $27 million in cash to ADC and this amount was accrued by the Corporation in the fourth quarter of 2001 at the time the settlement amount was determined and agreement was reached. The Corporation no longer makes this product, which was discontinued in 2000 in connection with the telecommunications product line divestiture. The Corporation has not entered into an agreement with ADC for a royalty or license.

      Impairment charges on long-lived assets in 2001 included $30.0 million associated with the manufacturing restructuring program, $36.6 million related to the impairment and subsequent sale of the Corporation’s American Electric and Dark-to-Light lighting product lines and $16.7 million to reduce certain non-strategic held for sale assets in its Communications segment to their estimated net realizable value. Impairment charges on long-lived assets in 2002 included a further reduction of $1.2 million for the Communication segment’s held for sale assets to their estimated net realizable value. Restructuring charges of $1.6 million and $11.7 million in 2002 and 2001, respectively, related to the manufacturing restructuring program.

Interest Expense — Net

      Interest expense — net for the year 2002 was down $6.7 million year over year, primarily due to lower net interest rates, lower debt levels, and higher interest income. Lower net interest rates were due in part to interest rate swap agreements on $250 million of debt entered into during 2002 which resulted in a benefit of $1.5 million.

      Interest income included in interest expense — net was $10.1 million in 2002 and $7.1 million in 2001. Interest income for 2002 included $2.0 million of interest income on a note receivable repaid to the Corporation and $3.3 million of interest income associated with income tax refunds.

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

Cumulative Effect of an Accounting Change

      During the second quarter of 2002, the Corporation completed its transitional evaluation of goodwill as of the beginning of 2002 as required under the new accounting standard SFAS No. 142. Consequently, the Corporation recorded in its first quarter 2002 a $44.8 million non-cash charge for an impairment of goodwill associated with its HVAC segment. See Note 3 in the Notes to Consolidated Financial Statements.

Net Loss

      Net loss from continuing operations was $8.2 million in 2002 compared with a net loss from continuing operations of $138.9 million in 2001. When adjusted for the elimination of goodwill amortization in the prior year, in accordance with SFAS No. 142, the net loss from continuing operations in 2001 would have been $123.1 million. See Note 3 in the Notes to Consolidated Financial Statements. The 2001 net loss also included a $7.5 million net-of-tax charge to gain on sale of discontinued operations reflecting a negotiated settlement with the buyer.

Segment Results

      The Corporation evaluates its business segments on the basis of segment earnings (loss), with segment earnings (loss) defined as earnings (loss) from continuing operations before interest, taxes, asset impairments, restructuring charges and certain other charges.

      The Corporation’s segment earnings (loss) is significantly influenced by the operating performance of its Electrical segment that accounts for approximately three-fourths of the Corporation’s net sales and a majority of its segment earnings during each of the three years ended December 31, 2003. During the years presented, the Electrical segment’s plants operated at the lower range of practical capacity due to weak industry demand.

	2003		2002		2001

	In	% of Net	In	% of Net	In	% of Net
Net Sales	Millions	Sales	Millions	Sales	Millions	Sales

Electrical	$1,025.5	77.5	$1,025.3	76.2	$1,150.3	76.8
Steel Structures	93.5	7.1	129.7	9.6	140.6	9.4
Communications	89.4	6.8	88.4	6.6	108.1	7.2
HVAC	113.9	8.6	102.5	7.6	98.5	6.6

	$1,322.3	100.0	$1,345.9	100.0	$1,497.5	100.0

	2003		2002		2001

	In	% of Net	In	% of Net	In	% of Net
Segment Earnings (Loss)	Millions	Sales	Millions	Sales	Millions	Sales

Electrical	$53.9	5.3	$27.1	2.6	$(27.3)	(2.4)
Steel Structures	6.3	6.8	15.3	11.8	18.2	13.0
Communications	11.6	12.9	3.2	3.6	(10.2)	(9.4)
HVAC	8.2	7.2	6.3	6.1	1.2	1.2

	$80.0	6.1	$51.9	3.9	$(18.1)	(1.2)

Electrical Segment

Year 2003 Compared with 2002

      Net sales in 2003 were flat with 2002 after including the favorable impact of foreign currency exchange of approximately $44 million. The underlying sales shortfall was mainly due to lower volumes in our core U.S. commercial and utility markets. The weakness in the utility market for electrical connectors and switchgear was seen primarily in the first half of 2003.

      Electrical segment earnings for 2003 reflect manufacturing efficiency improvements derived from the manufacturing restructuring program being offset by the impact from lower sales volumes, higher material costs (primarily steel) and a less favorable sales mix in its U.S. electrical markets. Electrical segment results in 2002 included $32.8 million of charges associated with the manufacturing restructuring program. Both 2003 and 2002 results reflect the negative impact of running the Corporation’s manufacturing plants at the lower range of practical capacity utilization due to weak industry demand.

Year 2002 Compared with 2001

      Net sales for the Electrical segment decreased in 2002, due in part to continued weakness in U.S. commercial and industrial construction markets, original equipment manufacturing markets and lower across-the-board capital spending by U.S. manufacturers. Net sales in the prior year included approximately $80 million from divested and discontinued product lines.

      Electrical segment earnings in 2002 improved substantially when compared with 2001 despite the impact of lower sales volumes and $32.8 million in charges associated with the manufacturing restructuring program. This improvement was due to significantly lower manufacturing costs, primarily as the result of the manufacturing restructure program, lower freight costs, improved selling prices and significantly lower SG&A expenses reflecting the efforts to size sales and support function commensurate with market conditions and to tightly manage expenses. The Corporation has continued to strengthen relationships with both distributors and end-users of its products, which has helped offset the impact of unfavorable conditions in its core industrial, commercial and utility markets. The segment loss in 2001 included $4.3 million of charges associated with the manufacturing restructuring program. When adjusted for the elimination of goodwill amortization, segment loss in 2001 would have been $15.1 million.

Other Segments

Year 2003 Compared with 2002

      Net sales and segment earnings in the Corporation’s Steel Structures segment for 2003 were significantly lower than 2002 caused by the reduced and delayed investment by the utility sector for transmission systems. Operational improvements in reducing manufacturing costs and SG&A expenses were more than offset by the impact of significantly lower sales volumes.

      The Corporation’s Communication’s segment net sales in 2003 were flat with 2002. Both periods reflect weak demand in this market. 2003 segment earnings reflect operational improvements in reducing both manufacturing costs and SG&A expenses in response to the weak market demand. Sales and segment earnings in 2002 were adversely impacted by a $4.6 million charge for exposure associated with the bankruptcy of a large cable TV customer. During first quarter of 2003 and the year 2002, the segment had assets classified as held for sale and consequently suspended depreciation of $1.8 million and $7.3 million, respectively.

      The Corporation’s HVAC segment 2003 net sales increased approximately 11% compared with 2002. The increase was due to including a full year of results from a small European acquisition made in late 2002 and favorable impacts of foreign currency exchange. The 2003 improvement in segment earnings over 2002 was mainly due to reduced manufacturing costs primarily in its North American operations and, to a lessor extent, the impact of the previously mentioned European acquisition.

Year 2002 Compared with 2001

      Steel Structures net sales and segment earnings in 2002 were adversely impacted by significantly lower sales volumes in late 2002 due to delayed spending by utility companies in expanding the power transmission grid and changes in project mix. When adjusted for the elimination of goodwill amortization, the segment would have had earnings of $20.3 million in 2001.

      Net sales in the Communications segment were approximately 18% lower in 2002 when compared with 2001, reflecting lower sales volumes due to severely depressed telecommunications and broadband markets in 2002. Both net sales and segment earnings for 2002 were adversely impacted by a $4.6 million charge associated with the bankruptcy of a large customer in the cable TV industry. Despite lower sales volumes, segment earnings in 2002 were higher than 2001 reflecting the positive impact of suspended depreciation on assets held for sale of $7.3 million, and a significant reduction of manufacturing costs when compared with 2001.

      Net sales for the HVAC segment were slightly higher in 2002 when compared to 2001. This increase was entirely due to a small acquisition made in 2002. Net sales and segment earnings from the acquisition for 2002 were $5.3 million and $0.7 million, respectively. Tight expense controls in 2002 contributed to the improvement in segment earnings when compared with 2001, despite the market demand remaining at low levels. When adjusted for the elimination of goodwill amortization, segment earnings would have been $2.7 million in 2001.

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

•	Revenue Recognition: The Corporation recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101. The Corporation recognizes revenue when finished products are shipped to unaffiliated customers and both title and risks of ownership are transferred. Sales discounts, quantity and price rebates, and allowances are estimated based on contractual commitments and experience and recorded in the period as a reduction of revenue in which the sale is recognized. A number of distributors, primarily in the Electrical segment, have the right to return goods under certain circumstances and those returns, which are reasonably estimable, are accrued as a reduction of revenue at the time of shipment. Management analyzes historical returns and allowances, current economic trends and specific customer circumstances when evaluating the adequacy of accounts receivable related reserves and accruals.

•	Inventory Valuation: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. To ensure inventories are carried at the lower of cost or market, the Corporation periodically evaluates the carrying value of its inventories. The Corporation also periodically performs an evaluation of inventory for excess and obsolete items. Such evaluations are based on management’s judgment and use of estimates. Such estimates incorporate inventory quantities on-hand, aging of the inventory, sales forecasts for particular product groupings, planned dispositions of product lines and overall industry trends.

•	Goodwill and Other Intangible Assets: The Corporation follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires a transitional and annual test of goodwill and indefinite lived assets associated with reporting units for indications of impairment. The Corporation performs its annual impairment assessment in the fourth quarter of each year, unless circumstances dictate more frequent assessments. Under the provisions of SFAS No. 142, each test of goodwill requires the Corporation to determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Corporation must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. See Note 3 in the Notes to the Consolidated Financial Statements for information regarding the impairment charge of $44.8 million recorded in 2002 as a result of the adoption of SFAS No. 142 and other transitional disclosure information.

•	Long-Lived Assets: The Corporation follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. For purposes of recognizing and measuring impairment of long-lived assets, the Corporation evaluates assets for associated product groups. The Corporation reviews long-lived assets to be held- and-used for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of the primary

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

•	Income Taxes: The Corporation uses the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provides a valuation allowance based on a more-likely-than-not criteria. The Corporation has valuation allowances for deferred tax assets primarily associated with operating loss carryforwards, tax credit carryforwards and deferred state income tax assets. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income, based on enacted tax law in effect as of December 31, 2003, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, which involve estimates and uncertainties, in making this assessment. Tax planning strategies include primarily sales of non-core assets. Projected future taxable income is based on management’s forecast of the operating results of the Corporation. Management periodically reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize net deferred tax assets, the Corporation will increase valuation allowances by a charge to income tax expense in the period of such determination.

•	Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of current available facts related to each site.

Liquidity and Capital Resources

      The Corporation had cash and cash equivalents of $387.4 million and $178.0 million at December 31, 2003 and December 29, 2002, respectively.

      The following table reflects the primary category totals in the Corporation’s Consolidated Statements of Cash Flows.

	2003	2002	2001
(In millions)
Net cash provided by (used in) operating activities	$96.8	$80.4	$101.4
Net cash provided by (used in) in investing activities	43.5	(84.0)	(4.2)
Net cash provided by (used in) financing activities	59.2	(57.2)	(66.7)
Effect of exchange-rate changes on cash	9.9	4.0	(3.0)

Net increase (decrease) in cash and cash equivalents	$209.4	$(56.8)	$27.5

Operating Activities

      Cash provided by operating activities for 2003 was primarily attributable to net earnings, a reduction in receivables and inventories and $8.9 million of cash received from the favorable settlement of a commercial lawsuit. Operating activities for 2002 reflect the positive impact of $65 million of cash tax refunds received and $3 million of associated interest income. In 2002, these positive impacts were offset by a $27 million payment for a patent lawsuit settlement, a $19 million payment for a class-action shareholder lawsuit settlement, and approximately $41 million for expenses associated with the manufacturing restructuring program. Cash provided by operating activities for 2001 was primarily a result of a significant reduction in accounts receivable reflecting lower sales volumes and improved collections and a significant reduction in inventory levels.

Investing Activities

      The Corporation acquired $30.9 million of marketable securities during 2003 as compared to $84.6 million acquired in 2002, of which, approximately $20 million were pledged to secure letters of credit relating to certain tax refunds and approximately $40 million related to investing excess available cash in Canada. The Corporation was released from the letters of credit and its pledge of related marketable securities to secure the letters of credit during the third quarter of 2003. The Corporation acquired no marketable securities in 2001. The Corporation had proceeds from matured marketable securities of approximately $99.5 million during 2003 as compared to $25.5 million of proceeds in 2002 and $4.2 million of proceeds in 2001.

      During 2003, the Corporation had capital expenditures totaling $28.7 million, compared to $23.8 million in 2002 and $39.0 million in 2001. The capital expenditures for 2002 included $7 million associated with the manufacturing restructuring program. Management expects capital expenditures to be in the $30 to $35 million range in 2004.

      During 2002, the Corporation acquired the outstanding common stock of a French manufacturer of radiant heaters for total consideration of approximately $8 million cash (approximately $5 million, net of acquired cash).

      During 2001, the Corporation received net proceeds of $30.5 million from divestitures of product lines. The Corporation sold its American Electric and Dark-to-Light lighting product lines for $24.5 million in net proceeds and the remaining proceeds from product line divestitures in 2001 relate to the sale of the Corporation’s copper and zinc ground rods product line.

Financing Activities

      Cash provided by 2003 financing activities reflected debt proceeds of $130.6 million and debt repayments of $67.8 million. Cash used for 2002 financing activities reflected debt proceeds of $4.4 million and debt repayments of $61.9 million. In 2001, $22.4 million was used to repay debt and $48.8 million was used to pay dividends. Of the total current debt at December 31, 2003, $125 million of senior unsecured notes payable were paid upon maturity in January 2004 from available cash resources.

Capitalization

      In 2003, management recapitalized the Corporation’s debt. The Corporation issued $125 million of 7.25%, senior unsecured notes, entered into a $175 million committed revolving credit facility and a EUR10 million committed revolving credit facility, and amended the Canadian committed revolving credit facility.

$125 million Senior Unsecured Notes due 2013

      In May 2003, the Corporation issued $125 million of senior unsecured notes. The notes were issued at par, bear interest at 7.25% and mature on June 1, 2013. The first interest payment was made on December 1, 2003. Proceeds from the issuance of the notes were used to repay $125 million of 8.25% senior unsecured notes upon maturity in January 2004.

$175 million Credit Agreement

      In June 2003, the Corporation entered into a $175 million committed revolving credit facility with a bank group which is secured primarily by accounts receivable, inventory and equipment located in the United States. The Corporation has the option, at the time of drawing funds under the facility, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank. The credit facility matures in June 2006. There were no borrowings outstanding under the new facility as of December 31, 2003. The $175 million credit facility contains the following financial covenants:

      (a) Minimum Liquidity. During the term of the credit agreement, the Corporation must maintain liquidity (as defined in the credit agreement) of not less than $100,000,000, unless (1) the Corporation’s senior unsecured notes due in 2004 and 2006 have been paid in full, (2) the Fixed Charge Coverage Ratio (as defined in the credit agreement), determined as of the last day of the immediately preceding fiscal month, is greater than 1.15 to 1.00, and (3) the Interest Coverage Ratio (as defined in the credit agreement), determined as of the last day of the immediately preceding fiscal month, is greater than 1.30 to 1.00.

      (b) Minimum Consolidated Liquidity. During the term of the credit agreement, the Corporation must maintain Consolidated Liquidity (as defined in the credit agreement), of not less than $175,000,000, unless the Fixed Charge Coverage Ratio, determined as of the last day of the immediately succeeding fiscal quarter, and as of the last day of each fiscal quarter ending thereafter until such time as Consolidated Liquidity remains above $175,000,000 for two consecutive fiscal quarters, is greater than or equal to 1.00 to 1.00.

      (c) Consolidated Net Assets. Ten percent of the Corporation’s Consolidated Net Assets (as defined in the credit agreement) must at all times be greater than $52,500,000.

      (d) Consolidated Tangible Net Assets. Twelve and one-half percent of the Corporation’s Consolidated Tangible Net Assets (as defined in the credit agreement) must at all times be greater than $52,500,000.

      (e) Capital Expenditures. The Corporation’s capital expenditures may not exceed $60,000,000 in the aggregate during any fiscal year; provided, however, to the extent that amounts available for capital expenditures with respect to any fiscal year are not used, up to $10,000,000 of such amounts may be carried forward to increase the dollar limit for capital expenditures during the following fiscal year.

      The Corporation is in compliance with all of these financial covenants as of December 31, 2003. However, should the Corporation breach its covenants under the credit agreement it could adversely affect the Corporation’s ability to renew or obtain new credit facilities in the future.

      The credit agreement contains other significant terms such as, in general:

      Restricted Payments and Purchases. The Corporation may not declare or make any Restricted Payment or Purchase (as defined in the credit agreement), other than dividends on common stock, which accrue (but are not paid in cash). However, the Corporation’s subsidiaries may make certain payments to the parent or certain subsidiaries of the Corporation.

      Liens. The Corporation may not create, assume or permit to exist any lien on any of the Corporation’s property, except for Permitted Liens (as defined in the credit agreement).

      Disposition of Assets. The Corporation may not dispose of any assets, property or business, except for the sale of inventory in the ordinary course of business, physical assets used in the ordinary course of business, and specific dispositions set forth in the credit agreement. For example, the Corporation may dispose of certain equipment if such equipment is replaced with equipment having a fair market value equal to or greater than the equipment disposed of, and the transaction meets the other requirements in the credit agreement, and the value of equipment securing the credit facility does not drop below $29.4 million.

      At times, the Corporation is required, under certain contracts, to provide letters of credit that may be drawn in the event the Corporation fails to perform under contracts entered into in the normal course of its business activities. Such performance related letters of credit totaled $0.8 million at December 31, 2003. The remaining letters of credit relate to third-party insurance claims processing, existing debt obligations and certain tax incentive programs. At December 31, 2003, outstanding letters of credit, or similar financial instruments which reduce the amount available under the $175 million credit facility total $33.8 million.

Other Credit Facilities

      In September 2003, the Corporation amended a committed revolving credit facility with a Canadian bank to increase the borrowing capacity to CAD$45 million and extend the term of this credit facility from March 2004 to September 2006. As of December 31, 2003 the Corporation had availability of CAD$45 million (approximately US$34 million as of December 31, 2003). This facility is secured by inventory and accounts receivable located in Canada. There were no borrowings outstanding under this facility as of December 31, 2003.

      In December 2003, the Corporation entered into a EUR10 million committed revolving credit facility with a European bank which is secured by inventory and receivables located in Europe. Availability under this facility is EUR10 million (approximately US$12 million as of December 31, 2003). This facility has an indefinite maturity. There were no borrowings outstanding under this facility as of December 31, 2003.

      These other credit facilities contain standard covenants restricting the payment of dividends, investments, liens, debt and dispositions of collateral similar to those contained in the $175 million credit agreement. Also included are financial covenants regarding minimum liquidity and capital expenditures similar to those contained in the $175 million credit agreement. The credit facilities contain standard events of default such as covenant default and cross-default.

Compliance and Availability

      The Corporation is in compliance with all covenants or other requirements set forth in its credit facilities. The credit facilities do not contain provisions that cause the maturity of such debt to be accelerated in the event of a credit rating downgrade by either Standard & Poor’s (“S&P”) or Moody’s. However, a downgrade in the Corporation’s credit rating could adversely affect the Corporation’s ability to renew existing, or obtain access to new, credit facilities in the future and could increase the cost of such facilities.

      As of February 1, 2004, the Corporation’s aggregate availability of funds under its credit facilities is approximately $158 million, net of outstanding letters of credit. Availability under the revolving credit facilities increases or decreases with fluctuations in the value of the underlying collateral and is subject to the satisfaction of various covenants and conditions to borrowing. These are back up facilities which have not been utilized and the Corporation currently does not expect to utilize in the foreseeable future.

Off-Balance Sheet Arrangements

      As of December 31, 2003, the Corporation did not have any off-balance sheet arrangements.

      In conjunction with its completion of the $175 million revolving credit facility, the Corporation terminated its asset securitization program in June 2003.

Debt Securities

      The Corporation had the following senior unsecured debt securities outstanding as of December 31, 2003:

Date	Amount	Interest Rate	Interest Payable	Maturity Date

January 1992(a)	$125 million	8.25%	January 15 and July 15	January 2004
January 1996	$150 million	6.50%	January 15 and July 15	January 2006
May 1998	$115 million(b)	6.63%	May 1 and November 1	May 2008
February 1999	$150 million(b)	6.39%	March 1 and September 1	February 2009
May 2003	$125 million(b)	7.25%	June 1 and December 1	June 2013

(a)	Paid in January 2004 from available cash resources.

(b)	The Corporation has entered into interest rate swaps associated with only portions of these underlying debt instruments. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”

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

$125 Million Senior Unsecured Notes Due 2013

      The indentures supporting the Corporation’s long-term debt do not contain provisions that cause the maturity of such debt to be accelerated in the event of a credit rating downgrade by either S&P or Moody’s. However, unless Moody’s and S&P have both rated the $125 million senior unsecured notes due June 2013 (the “notes”) investment grade for a continuous period of at least 30 days, the indenture governing the notes will limit or restrict the Corporation’s ability and its subsidiaries’ ability to:

•	incur indebtedness or issue preferred stock of the subsidiaries;

•	make restricted payments, including dividends, other distributions and investments;

•	in the case of the subsidiaries, create or permit to exist dividend or payment restrictions with respect to the parent company; and

•	sell assets or subsidiary stock.

      If Moody’s and S&P have both rated the notes investment grade for a continuous period of at least 30 days, the above limitations will not apply to the notes, but the Corporation will continue to be subject to restrictions on its ability to enter into sale and leaseback transactions and on the ability of certain of its subsidiaries to incur indebtedness. If the notes are subsequently downgraded to, or otherwise become, non-investment grade, the indenture covenants previously released will not be reinstated.

Guarantee and Indemnification Arrangements

      Refer to Note 17 in the Notes to Consolidated Financial Statements for information regarding the Corporation’s guarantee and indemnification arrangements.

Contractual Obligations

      The following table reflects the Corporation’s total contractual cash obligations as of December 31, 2003.

			2005	2007
			through	through
	Total	2004(a)(b)	2006	2008	Thereafter
(In millions)
Long-Term Debt Including Current Maturities	$685.3	$133.3	$159.4	$119.3	$273.3
Operating Lease Obligations	64.9	14.9	17.8	9.7	22.5

Total Contractual Cash Obligations	$750.2	$148.2	$177.2	$129.0	$295.8

(a)	Long-term debt of $125 million was paid in January 2004 from available cash resources.
(b)	In addition to the amounts above, the Corporation expects to contribute approximately $6 million to its pension plans and approximately $2 million to its other post-retirement benefit plans in 2004.

Other

      As of December 31, 2003, the Corporation’s working capital (total current assets less total current liabilities) was $447.3 million which reflects an increase of $39.5 million from December 29, 2002. This year over year net increase in working capital includes $8.9 million of proceeds received from the settlement of a commercial lawsuit, the reclassification of $28.5 million of property, plant and equipment from held for sale to held and used, the repayment of $60 million of medium-term notes, and $125 million of proceeds from the issuance of senior unsecured notes.

      The Corporation maintains a portfolio of marketable securities, which at year-end 2003 was valued at $1.7 million. The Corporation has $12.2 million of marketable securities in connection with its Supplemental Executive Investment Plan which are reflected in other assets.

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

      In the short-term the Corporation expects to fund expenditures for capital requirements as well as other liquidity needs from a combination of cash generated from operations and existing cash balances. These sources should be sufficient to meet the Corporation’s operating needs in the short-term.

      Over the long-term, the Corporation expects to meet its liquidity needs with the same sources as its short-term needs plus external financial resources. From time to time the Corporation may access the public capital markets, if terms, rates and timing are acceptable. The Corporation has an effective shelf registration statement for $325 million of senior unsecured debt securities, common stock and preferred stock.

Qualified Pension Plans

      The Corporation has certain domestic and foreign qualified pension plans, with domestic plans accounting for a substantial portion of total plan liabilities and assets. As of December 31, 2003 and December 29, 2002, pension benefit obligations for all qualified pension assets were $291 million and $296 million, respectively, and the related fair value of plan assets were $212 million and $193 million, respectively. As of December 31, 2003 and December 29, 2002, net liabilities recognized by the Corporation for all qualified pension plans were $9 million and $5 million, respectively, and reflected unrecognized actuarial losses of $67 million and $96 million, respectively. To the extent not recovered through actual market returns on plan assets, such unrecognized actuarial losses will unfavorably impact the Corporation’s future earnings from operations. Amortization of unrecognized actuarial losses during 2003 was $2 million. The reduction in unrecognized actuarial losses from the prior year was primarily due to actual returns on plan assets exceeding expected returns during 2003. Funding by the Corporation to all qualified pension plans during 2003 and 2002 were $6 million and $8 million, respectively, and reflects minimum ERISA funding requirements. The Corporation also expects to make funding to all qualified pension plans in 2004 of approximately $6 million reflecting minimum ERISA funding requirements.

      As of December 31, 2003 and December 29, 2002, qualified pension plan assets were 55% and 54% in equity securities, 40% and 44% in debt securities, and 5% and 2% in other investment categories, respectively. The Corporation’s asset allocation targets are 49% equity securities, 46% fixed income and high yield debt securities, and 5% in other investment categories. The financial objectives of the Corporation’s investment policy are to maximize returns in order to minimize contributions and long-term cost of funding pension liabilities, within reasonable and prudent levels of risk and to achieve annualized returns in excess of the policy benchmark. As of December 31, 2003 and December 29, 2002, none of the pension plan assets were invested in Thomas & Betts Corporation common stock.

      The long-term rates of return used by the Corporation for its qualified pension plans take into account historical investment experience over a multi-year period, as well as, mix of plan asset investment types, market conditions, investment practices of the Retirement Plans Committee, and advice from investment professionals and actuarial advisors. The weighted-average long-term rates of return used to determine net periodic pension cost in 2003, 2002 and 2001 for all qualified pension plans were 8.7%, 8.7% and 9.6%, respectively, and reflect domestic weighted-average long-term rates of return of 8.8%, 8.8% and 9.8%, respectively. Over the past seven year period, our domestic plans have had an annual average return of approximately 10%.

      The assumed discount rates used by the Corporation for its qualified pension plans represent long-term high quality corporate bond rates. Discount rates used to determine net periodic pension cost in 2003, 2002 and 2001 for all qualified pension plans were 6.7%, 7.1% and 7.4%, respectively, and reflect domestic discount rates of 6.8%, 7.3% and 7.5%, respectively. Discount rates used to determine pension benefit obligations as of December 31, 2003 and December 29, 2002 for all qualified pension plans were 6.0% and 6.7%, respectively, and reflect domestic discount rates of 6.0% and 6.8%, respectively.

      The potential impact on the 2003 net periodic pension cost resulting from a hypothetical 100 basis point change in the assumed weighted-average long-term rate of return while maintaining a constant discount rate would be approximately $2 million. The potential impact on the 2003 net periodic pension cost resulting from a hypothetical 100 basis point change in the assumed discount rate while maintaining a constant weighted-average long-term rate of return would be approximately $3 million. The hypothetical 100 basis points change illustrated above reflects the maximum assumption change by the Corporation in either the weighted average long-term rate of return or the discount rate in the past five years.

      For additional information regarding the Corporation’s qualified and non-qualified pension plans and post-retirement plans, refer to Note 12 in the Notes to Consolidated Financial Statements.

Credit Risk

      The Corporation continually evaluates the credit risk associated with its customers. Credit risk with respect to trade receivables is limited due to the large number of customers comprising the Corporation’s customer base and their dispersion across many different industries and geographic areas. No customer receivable exceeds 10% of accounts receivable — net as of December 31, 2003.

Recently Issued Accounting Standards

FIN 46 and FIN 46R

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which was adopted by the Corporation in 2003 and the impact was not material. In December 2003, the FASB issued FIN 46R, a revision of FIN 46. FIN 46R requires a business enterprise that has a controlling financial interest in a variable interest entity to include the assets, liabilities, and results of the activities of the variable interest entity in consolidated financial statements with those of the business enterprise. FIN 46R is effective for fiscal years beginning after December 15, 2003. The impact of adopting FIN 46R is not expected to be material to the Corporation’s consolidated financial statements.

“Medicare Prescription Drug Improvement and Modernization Act of 2003.”

      On December 8, 2003, the President signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003, which expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligibles starting in 2006. The new law provides employers currently sponsoring prescription drug programs for Medicare-eligibles with a range of options for coordinating with the new government-sponsored program to potentially reduce the employer’s program cost. Specific authoritative guidance from the federal government on the administrative mechanics of the government subsidy is pending.

      The Corporation provides certain health-care benefits to certain retired employees and active employees who are Medicare-eligible. For all but a small group of retired executives, health-care benefits provided to plan participants do not include a prescription drug program, and as a result, the new law will not have a material impact on the Corporation. Pursuant to authoritative accounting guidance (FSP No. 106-1), the Corporation has chosen to defer recognition of the potential impact of the new law in its 2003 disclosures.

Forward-looking statements may prove inaccurate

      This Report includes various forward-looking statements regarding the Corporation which are subject to risks and uncertainties in the Corporation’s operations, business, economic and political environment. Statements that contain words such as “achieve,” “guidance,” “believes,” “expects,” “anticipates,” “intends,” “estimates,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” or similar expressions are forward-looking statements. Such statements are subject to risks and uncertainties, and many factors could affect the future financial results of the Corporation. Accordingly, actual results or achievements may differ materially from those expressed or implied by the forward-looking statements contained in this Report. We describe these risks and uncertainties under “Business Risks” and also in the section “Caution Regarding Forward-Looking Statements.” For those statements, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Financial Instruments

      The Corporation is exposed to market risk from changes in interest rates, raw material prices and foreign exchange rates. At times, the Corporation may enter into various derivative instruments to manage certain of these risks. The Corporation does not enter into derivative instruments for speculative or trading purposes. For the fiscal year ended December 31, 2003, the Corporation did not experience any material changes in market risk since December 29, 2002. See Note 2 in the Notes to Consolidated Financial Statements for a description of the Corporation’s accounting policies regarding derivative instruments.

Interest Rate Risk

      The Corporation is exposed to the impact of interest rate changes and uses a combination of fixed and floating rate debt to manage this exposure. The Corporation uses interest rate swaps to manage the impact of benchmark interest rate changes on the market value of its borrowings and to balance its debt portfolio between fixed and variable rate instruments.

      During September 2002, the Corporation entered into interest rate swap agreements which effectively converted $250 million of the Corporation’s notes payable, with one-third maturing in each of the years 2006, 2008 and 2009, from fixed interest rates to floating interest rates based upon a six-month moving average of LIBOR plus the applicable spread. As of December 31, 2003, the Corporation’s fixed-to-floating ratio was 64%/ 36%. After the repayment of $125 million senior unsecured notes due in January 2004, the Corporation’s fixed-to-floating ratio was 55%/ 45%.

      In June 2003, the Corporation replaced one of the three interest rate swap agreements in a notional amount of $83.3 million relating to the debt securities maturing in 2006 with new interest rate swap agreements for the same notional amount maturing primarily in 2013 (the term of the $125 million senior unsecured notes due June 2013). The approximately $3 million received by the Corporation from closing its previous position will reduce the future effective interest rate of the underlying 2006 debt securities. The new interest rate swap agreements effectively converted $83.3 million notional amount of debt from a fixed interest rate to a floating interest rate based on a six-month average of LIBOR plus the applicable spread. The amount to be paid or received under the interest rate swap agreements is recorded as a component of net interest expense.

      The following table provides information regarding the Corporation’s derivative financial instruments and other financial instruments, if any, that are sensitive to changes in interest rates, including interest rate swaps.

			Weighted Average
Notional	Expected	Fixed Rates	Variable Rates Paid
Amount	Maturity Date	Received	During 2003

(In thousands)
$83,333	May 7, 2008	6.63%	4.06%
83,333	February 10, 2009	6.39%	3.61%
2,083	February 10, 2009	6.39%	4.42%
81,250	June 1, 2013	7.25%	4.31%

      Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

      As of December 31, 2003, the fair value of the Corporation’s long-term debt (including current maturities), estimated using quoted market prices or discounted future cash flows based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements, was $704.2 million. At December 31, 2003, the carrying value of long-term debt, including current maturities, was $685.3 million. The potential change in fair value resulting from a hypothetical 100 basis point change in interest rates would be approximately $21.6 million as of December 31, 2003.

Commodity Risk

      The Corporation is exposed to risk from fluctuations in prices for raw materials (including steel, aluminum, zinc, copper, resins and rubber compounds) which are used to manufacture its products. At times, some of the risk associated with usage of copper, zinc and aluminum is mitigated through the use of futures contracts that fix the price the Corporation will pay for a commodity. Outstanding contracts as of December 31, 2003 had a notional amount of $12.2 million and a market value above the notional amount of $1.1 million. These contracts are for 2004 raw material requirements. As of December 31, 2003, the Corporation had recorded an asset of $1.1 million which represented unrealized gains associated with open commodity contracts. A hypothetical 10% decrease in underlying commodity market prices would result in an unrealized loss of $0.2 million.

Foreign Exchange Risk

      From time to time, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of principally European currencies. As of December 31, 2003, the Corporation had outstanding forward sale contracts with a notional amount of $14.2 million related to European currencies. Other expense — net for 2003 reflected no impact from mark-to-market adjustments for forward foreign exchange contracts. A hypothetical 10% decrease in underlying currency prices would create an unrealized gain of $1.4 million.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of

Thomas & Betts Corporation:

      We have audited the accompanying consolidated balance sheets of Thomas & Betts Corporation and subsidiaries as of December 31, 2003 and December 29, 2002, and the related consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thomas & Betts Corporation and subsidiaries as of December 31, 2003 and December 29, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 3 to the consolidated financial statements, the Corporation changed its method of accounting for goodwill and other intangible assets in 2002.

/s/ KPMG LLP

KPMG LLP
Memphis, Tennessee
February 11, 2004

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	2003	2002	2001

Net sales	$1,322,297	$1,345,857	$1,497,491
Cost of sales	970,248	1,014,242	1,179,764

Gross profit	352,049	331,615	317,727
Other expenses:
Selling, general and administrative	282,779	282,332	341,047
Other operating expense (income) — net	(12,325)	15,850	27,000
Impairment charges on long-lived assets	—	1,236	83,281
Provision — restructured operations	—	1,656	11,666

Earnings (loss) from operations	81,595	30,541	(145,267)
Income from unconsolidated companies	3,214	2,593	2,199
Interest expense — net	(36,879)	(35,225)	(41,900)
Other (expense) income — net	(185)	(119)	(2,071)

Earnings (loss) from continuing operations before income taxes	47,745	(2,210)	(187,039)
Income tax provision (benefit)	4,932	6,002	(48,162)

Net earnings (loss) from continuing operations before cumulative effect of an accounting change	42,813	(8,212)	(138,877)
Cumulative effect of an accounting change	—	(44,815)	—
Gain (loss) on sale of discontinued operations — net	—	—	(7,513)

Net earnings (loss)	$42,813	$(53,027)	$(146,390)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations before cumulative effect of an accounting change	$0.73	$(0.14)	$(2.39)
Cumulative effect of an accounting change	—	(0.77)	—
Gain (loss) on sale of discontinued operations	—	—	(0.13)

Net earnings (loss)	$0.73	$(0.91)	$(2.52)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations before cumulative effect of an accounting change	$0.73	$(0.14)	$(2.39)
Cumulative effect of an accounting change	—	(0.77)	—
Gain (loss) on sale of discontinued operations	—	—	(0.13)

Net earnings (loss)	$0.73	$(0.91)	$(2.52)

Average shares outstanding:
Basic	58,438	58,273	58,116
Diluted	58,447	58,273	58,116

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	December 31, 2003	December 29, 2002

ASSETS
Current Assets
Cash and cash equivalents	$387,425	$177,994
Marketable securities	1,704	65,863
Receivables — net of allowances of $55,599 and $60,143	168,542	161,091
Inventories:
Finished goods	95,993	90,325
Work-in-process	30,904	22,059
Raw materials	63,346	69,898

Total inventories	190,243	182,282

Deferred income taxes	50,016	64,423
Prepaid expenses	14,349	12,895
Assets held for sale	—	40,383

Total Current Assets	812,279	704,931

Property, plant and equipment
Land	15,927	14,447
Buildings	173,985	150,815
Machinery and equipment	604,791	509,839
Construction-in-progress	9,163	9,601

	803,866	684,702
Less accumulated depreciation	(500,156)	(397,287)

Net property, plant and equipment	303,710	287,415

Goodwill	455,113	437,175
Investments in unconsolidated companies	121,732	121,575
Deferred income taxes	52,707	36,414
Other assets	37,084	32,246

Total Assets	$1,782,625	$1,619,756

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$133,344	$65,126
Accounts payable	113,724	109,479
Accrued liabilities	111,478	113,406
Income taxes payable	6,414	9,148

Total Current Liabilities	364,960	297,159

Long-Term Liabilities
Long-term debt	551,972	559,982
Other long-term liabilities	134,266	138,479
Shareholders’ Equity
Common stock	5,848	5,830
Additional paid-in capital	345,646	342,911
Retained earnings	436,988	394,175
Unearned compensation — restricted stock	(2,014)	(2,914)
Accumulated other comprehensive income	(55,041)	(115,866)

Total Shareholders’ Equity	731,427	624,136

Total Liabilities and Shareholders’ Equity	$1,782,625	$1,619,756

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	2003	2002	2001

Cash Flows from Operating Activities:
Net earnings (loss)	$42,813	$(53,027)	$(146,390)
Cumulative effect of an accounting change	—	44,815	—
Loss (gain) on sale of discontinued operations	—	—	7,513

Income (loss) from continuing operations before cumulative effect of an accounting change	42,813	(8,212)	(138,877)
Adjustments:
Depreciation and amortization	50,327	47,978	79,736
Amortization of restricted stock	3,761	2,266	2,944
Impairment charge on long-lived assets	—	1,236	83,281
Provision (recovery) — restructured operations	—	1,656	11,666
Undistributed earnings from unconsolidated companies	(3,214)	(2,593)	(2,199)
Mark-to-market adjustment for derivative instruments	(1,116)	(617)	1,074
(Gain) loss on sale of property, plant and equipment	1,465	(194)	98
Deferred income taxes	(10,840)	43,017	(58,273)
Changes in operating assets and liabilities — net:
Receivables	4,527	35,673	132,062
Inventories	14,493	16,428	65,595
Held for sale assets	—	8,186	—
Accounts payable	(2,176)	(15,016)	(34,045)
Accrued liabilities	(4,075)	(68,547)	(25,936)
Income taxes payable	(3,680)	10,615	(14,688)
Other	4,508	8,509	(1,002)

Net cash provided by (used in) operating activities	96,793	80,385	101,436

Cash Flows from Investing Activities:
Purchases of and investment in businesses	—	(5,079)	—
Purchases of property, plant and equipment	(28,681)	(23,811)	(38,994)
Proceeds from sale of property, plant and equipment	1,347	3,697	—
Proceeds from sale of interest in unconsolidated company	2,338	—	—
Proceeds from divestitures of businesses	—	373	30,537
Marketable securities acquired	(30,941)	(84,624)	—
Proceeds from matured marketable securities	99,485	25,463	4,208

Net cash provided by (used in) investing activities	43,548	(83,981)	(4,249)

Cash Flows from Financing Activities:
Increase (decrease) in borrowings with original maturities less than 90 days	—	—	(16,384)
Proceeds from long-term debt and other borrowings	130,628	4,434	4,451
Repayment of long-term debt and other borrowings	(67,790)	(61,886)	(6,033)
Debt issuance costs on recapitalization	(3,861)	—	—
Stock options exercised	175	248	—
Cash dividends paid	—	—	(48,753)

Net cash provided by (used in) financing activities	59,152	(57,204)	(66,719)
Effect of exchange-rate changes on cash	9,938	3,951	(2,956)

Net increase (decrease) in cash and cash equivalents	209,431	(56,849)	27,512
Cash and cash equivalents — beginning of year	177,994	234,843	207,331

Cash and cash equivalents — end of year	$387,425	$177,994	$234,843

Cash payments for interest	$48,008	$45,277	$48,982
Cash payments (refunds) for income taxes	$14,816	$(48,517)	$18,371

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

(In thousands)

						Accumulated
						Other
	Common Stock					Comprehensive	Comprehensive
			Paid-In	Retained	Restricted	Income	Income
	Shares	Amount	Capital	Earnings	Stock	(Loss)	(Loss)	Total

Balance at December 31, 2000	58,000	$5,800	$337,225	$626,115	$(2,667)	$(61,905)	$—	$904,568

Net income (loss)	—	—	—	(146,390)	—	—	(146,390)	(146,390)
Other comprehensive income (loss):
Unrealized gain (loss) adjustment on securities net of taxes of $(54)	—	—	—	—	—	—	(100)	(100)
Minimum pension liability	—	—	—	—	—	—	(28,998)	(28,998)
Cumulative translation adjustment	—	—	—	—	—	—	(16,164)	(16,164)

Other comprehensive income (loss)	—	—	—	—	—	(45,262)	(45,262)	—

Comprehensive income (loss)	—	—	—	—	—	—	(191,652)	—

Dividends declared	—	—	—	(32,523)	—	—	—	(32,523)
Stock options and incentive awards	158	16	3,040	—	(3,108)	—	—	(52)
Amortization of restricted stock	—	—	—	—	2,944	—	—	2,944

Balance at December 30, 2001	58,158	$5,816	$340,265	$447,202	$(2,831)	$(107,167)	$—	$683,285

Net income (loss)	—	—	—	(53,027)	—	—	(53,027)	(53,027)
Other comprehensive income (loss):
Unrealized gain (loss) adjustment on securities net of taxes of $(20)	—	—	—	—	—	—	(38)	(38)
Minimum pension liability net of taxes of $(14,110)	—	—	—	—	—	—	(23,021)	(23,021)
Cumulative translation adjustment	—	—	—	—	—	—	14,360	14,360

Other comprehensive income (loss)	—	—	—	—	—	(8,699)	(8,699)	—

Comprehensive income (loss)	—	—	—	—	—	—	(61,726)	—

Stock options and incentive awards	138	14	2,646	—	(2,349)	—	—	311
Amortization of restricted stock	—	—	—	—	2,266	—	—	2,266

Balance at December 29, 2002	58,296	$5,830	$342,911	$394,175	$(2,914)	$(115,866)	$—	$624,136

Net income (loss)	—	—	—	42,813	—	—	42,813	42,813
Other comprehensive income (loss):
Unrealized gain (loss) adjustment on securities net of taxes of $(112)	—	—	—	—	—	—	(208)	(208)
Minimum pension liability net of taxes of $7,695	—	—	—	—	—	—	12,556	12,556
Cumulative translation adjustment	—	—	—	—	—	—	48,477	48,477

Other comprehensive income (loss)	—	—	—	—	—	60,825	60,825	—

Comprehensive income (loss)	—	—	—	—	—	—	103,638	—

Stock options and incentive awards	179	18	3,027	—	(2,861)	—	—	184
Redemption of Shareholder Rights Plan	—	—	(292)	—	—	—	—	(292)
Amortization of restricted stock	—	—	—	—	3,761	—	—	3,761

Balance at December 31, 2003	58,475	$5,848	$345,646	$436,988	$(2,014)	$(55,041)	$—	$731,427

Preferred Stock: Authorized 1,000,000 shares, par value $0.10 per share. None issued.

Common Stock: Authorized 250,000,000 shares, par value $0.10 per share.

      The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

1.	Nature of Operations

      Thomas & Betts Corporation is a leading designer and manufacturer of connectors and components for electrical and communication markets. The Corporation is also a leading producer of steel structures, used primarily for utility power lines, and industrial heating units. It operates over 130 manufacturing, distribution and office facilities around the world in approximately 20 countries. Manufacturing, marketing and sales activities are concentrated primarily in North America and Europe.

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

      Fiscal Year: On September 3, 2003, the Board of Directors of the Corporation changed the Corporation’s fiscal year from the Sunday closest to the end of the calendar year to December 31. The impact of this change was not material to the Corporation’s overall financial results.

      Cash and Cash Equivalents: Cash equivalents consist of investments with maturities at date of purchase of less than 90 days that have a low risk of change in value due to interest rate fluctuations. Foreign currency cash flows have been converted to U.S. dollars at applicable weighted-average exchange rates or the exchange rates in effect at the time of the cash flows, where determinable.

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

      Revenue Recognition: The Corporation recognizes revenue when finished products are shipped to unaffiliated customers and both title and the risks of ownership are transferred. Sales discounts, quantity and price rebates, and allowances are estimated based on experience and recorded as a reduction to revenue in the period in which the sale is recognized. Quantity rebates are in the form of volume incentive discounts, which involve specific sales volume targets or year over year sales volume growth targets for specific customers. Certain distributors can take advantage of price rebates by subsequently reselling the Corporation’s products into targeted construction projects or markets. Following the distributor’s sale of an eligible product, the distributor submits a claim for a price rebate. The Corporation provides additional allowances for bad debts when circumstances dictate. A number of distributors, primarily in the Electrical segment, have a right to return goods under certain circumstances and those returns, which are reasonably estimable, are accrued for at the time of shipment as a reduction to revenue.

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

      Property, Plant and Equipment: Property, plant and equipment are stated at cost. Expenditures for maintenance and repair are charged to expense as incurred. Major renewals and betterments that significantly extend the lives of assets are capitalized. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets, which range principally from five to 45 years for buildings, three to 10 years for machinery and equipment, and the lesser of the underlying lease term or 10 years for land and leasehold improvements.

      Goodwill and Other Intangible Assets: Goodwill consists principally of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases. Other intangible assets totaling $4.7 million, which are classified as other assets, consist primarily of estimated fair values for trade names and a distributor network, arising from an acquisition in 2002. These other intangible assets are considered to have indefinite lives and are not amortized.

      The Corporation follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 required a transitional impairment test of goodwill and indefinite lived

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

2.     Summary of Significant Accounting Policies (Continued)

intangible assets in 2002 and an annual test in 2002 and thereafter. The Corporation performed its transitional test of goodwill as of the beginning of 2002 and performs its annual impairment assessment in the fourth quarter of each year, unless circumstances dictate more frequent assessments. Under the provisions of SFAS No. 142, each test of goodwill requires the Corporation to determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Corporation must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. SFAS No. 142 defines a reporting unit as an operating segment or one level below an operating segment. See Note 3 for information regarding an impairment charge recorded in 2002 as a result of the adoption of SFAS No. 142 and other transitional disclosure information.

      The following table reflects activity for net goodwill during the two years ended December 31, 2003:

	Balance at				Balance at
	Beginning	Goodwill	Impairment	Currency	End of
	of Year	Acquired	Losses	Translation	Year
(In thousands)
2003
Electrical	$375,956	$—	$—	$17,570	$393,526
Steel Structures	60,533	—	—	—	60,533
Communications	642	—	—	—	642
HVAC	$44	309	—	59	412

	$437,175	$309	$—	$17,629	$455,113

2002
Electrical	$368,725	$—	$—	$7,231	$375,956
Steel Structures	60,533	—	—	—	60,533
Communications	642	—	—	—	642
HVAC	44,815	44	(44,810)	(5)	44

	$474,715	$44	$(44,810)	$7,226	$437,175

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

      Long-Lived Assets: The Corporation follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

2.     Summary of Significant Accounting Policies (Continued)

intangible assets subject to amortization. For purposes of recognizing and measuring impairment of long-lived assets, the Corporation evaluates assets for associated product groups. The Corporation reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of the primary asset in the associated product groups is less than the carrying amount of the assets, the assets are considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, the Corporation estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. The impact of adopting SFAS No. 144 was not material.

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

      Derivative Instruments: The Corporation is exposed to market risk from changes in raw material prices, foreign exchange rates and interest rates. At times, the Corporation may enter into various derivative instruments to manage certain of these risks. The Corporation does not enter into derivative instruments for speculative or trading purposes. The Corporation’s derivative instruments associated with foreign currencies and commodities have not previously been designated as hedging instruments and do not qualify for hedge accounting treatment and are therefore marked to market each period. Interest rate swaps entered into during 2003 and 2002 qualify for the short-cut method of accounting for a fair value hedge under SFAS No. 133. See Note 9.

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

      Stock Options: At December 31, 2003, the Corporation has stock option plans that provide for the purchase of the Corporation’s common stock by its key employees and non-employee directors, which are described more fully in Note 11. The Corporation applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” an interpretation of APB Opinion No. 25, issued in March 2000, to account for

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

2.     Summary of Significant Accounting Policies (Continued)

its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” established accounting and disclosure requirements using a fair-value-base method of accounting for stock-based employee compensation plans. As allowed under SFAS No. 123, the Corporation has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

      The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	2003	2002	2001
(In thousands, except per share data)

Net earnings (loss), as reported	$42,813	$(53,027)	$(146,390)
Deduct total incremental stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effects	(4,991)	(4,466)	(4,580)

Proforma net earnings (loss)	$37,822	$(57,493)	$(150,970)

Earnings (loss) per share:
Basic — as reported	$0.73	$(0.91)	$(2.52)

Basic — proforma	$0.65	$(0.99)	$(2.60)

Diluted — as reported	$0.73	$(0.91)	$(2.52)

Diluted — proforma	$0.65	$(0.99)	$(2.60)

      A valuation using the fair-value-based accounting method has been made for stock options issued in 2003, 2002 and 2001. That valuation was performed using the Black-Scholes option-pricing model.

      The Corporation’s 10-year term options were valued assuming:

	2003	2002	2001

Risk-free interest rate on issuance date	3.00%	4.25%	4.50%
Dividend yield	—%	—%	—%
Volatility	35%	35%	35%
Average expected option life	5 years	5 years	5 years

      The valuation determined a per-share weighted-average fair value for options granted during 2003, 2002 and 2001 of $5.96, $7.20 and $7.89, respectively.

Recently Issued Accounting Standards:

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which was adopted by the Corporation in 2003 and the impact was

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

2.     Summary of Significant Accounting Policies (Continued)

not material. In December 2003, the FASB issued FIN 46R, a revision of FIN 46. FIN 46R requires a business enterprise that has a controlling financial interest in a variable interest entity to include the assets, liabilities, and results of the activities of the variable interest entity in consolidated financial statements with those of the business enterprise. FIN 46R is effective for fiscal years beginning after December 15, 2003. The impact of adopting FIN 46R is not expected to be material to the Corporation’s consolidated financial statements.

“Medicare Prescription Drug Improvement and Modernization Act of 2003.”

      On December 8, 2003, the President signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003, which expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligibles starting in 2006. The new law provides employers currently sponsoring prescription drug programs for Medicare-eligibles with a range of options for coordinating with the new government-sponsored program to potentially reduce the employer’s program cost. Specific authoritative guidance from the federal government on the administrative mechanics of the government subsidy is pending.

      The Corporation provides certain health-care benefits to certain retired employees and active employees who are Medicare-eligible. For all but a small group of retired executives, health-care benefits provided to plan participants do not include a prescription drug program, and as a result, the new law will not have a material impact on the Corporation. Pursuant to authoritative accounting guidance (FSP No. 106-1), the Corporation has chosen to defer recognition of the potential impact of the new law in its 2003 disclosures.

3.	Accounting Change

      Effective December 31, 2001, the Corporation adopted SFAS No. 142, which required in 2002 a transitional and annual test of goodwill associated with reporting units for indications of impairment. During the second quarter 2002, the Corporation completed its transitional impairment assessment as of December 31, 2001. No impairment was noted for any reporting units within the Corporation’s segments, except within the HVAC segment. A second more detailed impairment assessment involving the implied fair value of goodwill resulted in a non-cash charge of $44.8 million associated with the Corporation’s HVAC segment. This transitional charge was recorded as a cumulative effect of an accounting change in the Corporation’s consolidated statement of operations for the first quarter of 2002. The Corporation re-assessed its goodwill for impairment during the fourth quarter of 2002 and 2003 and noted no impairment for any reporting units within the Corporation’s segments. Fair values used for the impairment assessments performed at the beginning of and during 2002 and during 2003 were determined by an independent third party.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

3.     Accounting Change (Continued)

      The following SFAS No. 142 disclosure presents the net loss and related per share amounts in 2001 as if amortization of goodwill had not been recorded.

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

      As of December 31, 2003, the Corporation has approximately $4.7 million of other intangible assets, consisting primarily of estimated fair values for trade names and a distributor network which were associated with a 2002 acquisition.

4.	Acquisitions and Divestitures

      2003 — Acquisitions and Divestitures: The Corporation sold its 50% interest in Fujimold Ltd. in December 2003 for $2.3 million in cash.

      2002 — Acquisitions and Divestitures: The Corporation completed one acquisition during 2002 for approximately $8 million in cash (approximately $5 million, net of acquired cash). The Corporation acquired all outstanding common stock of Group Thermalliance S.A., a French HVAC manufacturer. An allocation of the purchase price to the assets and liabilities acquired was performed in accordance with SFAS No. 141. Assets acquired also consisted of estimated fair values for trade names and a distributor network, which were derived from the purchase price allocation and totaled approximately $4 million. Net sales and pre-tax income of the acquired entity was $5.3 million and $0.7 million, respectively.

      2001 — Acquisitions and Divestitures: The Corporation sold its copper and zinc ground rod product line in February 2001 for $6 million, which approximated net book value. This product line had net sales of approximately $3 million in 2001 prior to the divestiture.

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

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

4.     Acquisitions and Divestitures (Continued)

      2000 — Acquisitions and Divestitures: On July 2, 2000, the Corporation completed the sale of substantially all of its global Electronics OEM business to Tyco Group S.A.R.L. (“Tyco”) for $750 million in cash, subject to adjustment, with a portion of the proceeds deferred. The cash purchase price was reduced by approximately $14 million for debt assumed by Tyco. At closing, Tyco wire transferred funds of approximately $686 million and retained $50 million of the purchase price. During the third quarter of 2000, $15 million of withheld proceeds were released to the Corporation. Subsequent to 2001, the Corporation reached a negotiated settlement which stipulated that Tyco would retain $35 million held for post closing adjustments. The settlement was not related to any individual item. In the fourth quarter of 2001, the Corporation recorded an $8 million net-of-tax charge to gain on sale of discontinued operations to reflect the settlement.

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

Charges reflected as cost of sales in the previous table and in the following table are primarily for project consulting fees and equipment moving and layout expenses, and did not qualify for treatment as restructuring costs under applicable accounting pronouncements, thus were treated as period costs when incurred.

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

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

5.     Restructuring and Asset Impairments (Continued)

The following table summarizes the provision for restructured operations and activity since inception:

	Original	2002			Balance at
	2001	Provision	2002	2003	December 31,
	Provision	(Recovery)	Payments	Payments	2003
(In thousands)
Severance and employee- related costs	$4,856	$1,658	$(5,434)	$(1,016)	$64
Idle facilities	4,561	(395)	(1,131)	(1,436)	1,599
Purchase order commitments	—	1,055	(1,055)	—	—
Other facility exit costs	2,249	(662)	(952)	(327)	308

	$11,666	$1,656	$(8,572)	$(2,779)	$1,971

Severance and other employee-related costs involve actions that ultimately resulted in a net reduction of approximately 1,300 jobs including the direct, indirect and administrative positions at plants associated with the Corporation’s Electrical segment. The remaining accrual for idle facilities reflects future maintenance costs on facilities closed as a result of the manufacturing restructuring program. Other facility exit costs include costs primarily for site preparation and reconditioning, lease termination and miscellaneous asset disposals.

(b)	Communications product lines

During December 2001, management determined that cable TV product lines in the Communications segment were non-strategic for the Corporation. Accordingly, during December 2001, the inventories and long-lived assets for these product lines were reclassified to assets held for sale at their approximated net realizable value. As of December 29, 2002 and December 30, 2001, the assets held for sale totaled $40.4 million and $49.4 million, respectively. The 2002 and 2001 results include pre-tax impairment charges of approximately $1.2 million and $16.7 million, respectively, in association with the long-lived assets of these product lines. These charges are excluded from segment results.

These held for sale assets, totaling approximately $41 million, were reclassified in the Corporation’s balance sheet as assets held and used as of March 30, 2003. This reflects the Corporation’s decision during the second quarter of 2003 to no longer actively pursue a sale of those assets. The net effect of this reclassification resulted in an increase of approximately $28 million in property, plant and equipment and an increase of approximately $13 million in inventories. The depreciation expense that would have been recorded, had the assets not been held for sale, was $1.8 million during the first quarter of 2003 and $7.3 million during the year ended December 29, 2002. No reinstatement of previous depreciation is required for these assets and the Corporation began prospective depreciation during the second quarter of 2003.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

5.     Restructuring and Asset Impairments (Continued)

(c) Lighting product lines

The 2001 results include approximately $39.8 million in pre-tax charges relating to the impairment and subsequent sale of the Corporation’s American Electric and Dark-to-Light lighting product lines. These charges include $36.6 million for impairment on long-lived assets, primarily goodwill, associated with these product lines which were excluded from segment results. The remaining charges of $3.2 million are included in segment results. Net proceeds of approximately $24.5 million were received during 2001 for this sale. Electrical segment net sales during 2001 for these product lines were approximately $50 million prior to the divestiture.

(d) Severance

The 2001 results reflect $4.8 million of severance costs related to a third quarter 2001 work force reduction. These costs are included in the results of the applicable segments.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

6.	Basic and Fully Diluted Earnings Per Share

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	2003	2002	2001
(In thousands, except per share data)
Net earnings (loss) from continuing operations before cumulative effect of an accounting change	$42,813	$(8,212)	$(138,877)
Cumulative effect of an accounting change	—	(44,815)	—
Gain (loss) on sale of discontinued operations — net	—	—	(7,513)

Net earnings (loss)	$42,813	$(53,027)	$(146,390)

Basic shares:
Average shares outstanding	58,438	58,273	58,116

Basic earnings (loss) per share:
Net earnings (loss) from continuing operations before cumulative effect of an accounting change	$0.73	$(0.14)	$(2.39)
Cumulative effect of an accounting change	—	(0.77)	—
Gain (loss) on sale of discontinued operations — net	—	—	(0.13)

Net earnings (loss)	$0.73	$(0.91)	$(2.52)

Diluted shares:
Average shares outstanding	58,438	58,273	58,116
Additional shares from the assumed exercise of stock options	9	—	—

	58,447	58,273	58,116

Diluted earnings (loss) per share:
Net earnings (loss) from continuing operations before cumulative effect of an accounting change	$0.73	$(0.14)	$(2.39)
Cumulative effect of an accounting change	—	(0.77)	—
Gain (loss) on sale of discontinued operations — net	—	—	(0.13)

Net earnings (loss)	$0.73	$(0.91)	$(2.52)

      Due to the net losses in 2002 and 2001, the assumed net exercise of in-the-money stock options for 10,000 shares and 33,000 shares of common stock, respectively, was excluded in those years as the effect would have been anti-dilutive. Additionally, the Corporation had stock options that were out-of-the-money which were excluded because of their anti-dilutive effect. Such out-of-the-money options were 5,535,000, 5,150,000 and 3,369,000 shares of common stock in 2003, 2002 and 2001, respectively.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

7.	Income Taxes

      The total pretax earnings (loss) and income tax provision (benefit) recorded by the Corporation in 2003, 2002 and 2001 was as follows:

	Pretax
	Earnings	Tax Provision	Tax
	(Loss)	(Benefit)	Rate
(In thousands)
2003
Continuing operations	$47,745	$4,932	10.3%

2002
Continuing operations before cumulative effect of an accounting change	$(2,210)	$6,002	271.6%
Cumulative effect of an accounting change	(44,815)	—	—%

	$(47,025)	$6,002

2001
Continuing operations	$(187,039)	$(48,162)	(25.8)%
Gain (loss) on sale of discontinued operations	(11,558)	(4,045)	(35.0)%

	$(198,597)	$(52,207)

      The relationship of domestic and foreign components of earnings (loss) from continuing operations before income taxes is as follows:

	2003	2002	2001
(In thousands)
Domestic	$(6,334)	$(49,713)	$(217,461)
Foreign	54,079	47,503	30,422

	$47,745	$(2,210)	$(187,039)

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

7.     Income Taxes (Continued)

      The components of income tax provision (benefit) on continuing operations are as follows:

	2003	2002	2001
(In thousands)
Current
Federal	$1,344	$(55,551)	$(7,386)
Foreign	13,270	18,274	18,694
State and local	(214)	37	(957)

Total current provision (benefit)	14,400	(37,240)	10,351

Deferred
Domestic	(16,451)	45,912	(57,230)
Foreign	6,983	(2,670)	(1,283)

Total deferred provision (benefit)	(9,468)	43,242	(58,513)

	$4,932	$6,002	$(48,162)

      The reconciliation between the federal statutory tax rate and the Corporation’s effective tax rate on continuing operations is as follows:

	2003		2002(a)		2001

Federal statutory tax rate	35.0%		(35.0)%		(35.0)%
Increase (reduction) resulting from:
State tax — net of federal tax benefit	(4.7)		(613.3)		(11.9)
Excess taxes on foreign earnings	3.8		33.0		3.0
Non-taxable income from Puerto Rico operations	(13.3)		(319.2)		(3.4)
Expiration of foreign tax credits	15.4		—		—
Goodwill amortization	—		—		9.0
Foreign tax credit conversion	—		1,034.4	(b)	—
Change in valuation allowance	(9.7)		78.0		12.4
Tax exams and reassessment of tax exposures	(9.4	)(d)	(99.6	)(c)	—
Other	(6.8)		193.3		0.1

Effective tax rate	10.3%		271.6%		(25.8)%

(a)	The near break-even loss before income taxes of the Corporation in 2002 has the effect of exaggerating the relative percentages for components of the 2002 effective tax rate.

(b)	The conversion of foreign tax credits to a foreign tax deduction was attributable to the passage of the “Job Creation and Worker Assistance Act of 2002.” This Act allowed U.S. corporate taxpayers that had a net operating loss for any taxable year ending in 2001 or 2002 to carryback the loss to each of five taxable years preceding the taxable year of such loss. The preceding law had limited the carryback provision to two taxable years preceding the taxable year of such loss. The change in the tax law allowed Thomas & Betts to carryback its 2001 U.S. net operating loss to 1996 and then forward to 1997 and 1998. By carrying back the 2001 net operating loss, the Corporation effectively eliminated all taxable income in 1996 and 1997 and substantially reduced taxable income in 1998. This reduction

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

7.     Income Taxes (Continued)

in taxable income eliminated tax in 1996 and 1997, which resulted in a reversal of foreign tax credits that were previously recognized in those two years. Management elected to convert these previously recognized foreign tax credits to deductions in order to insure their use before expiration. The effect of converting these foreign tax credits to deductions resulted in a $22.9 million charge to income tax expense. As required by SFAS No. 109, this charge was recognized in the first quarter of 2002 contemporaneous with management’s decision and the change in tax law.

(c)	During 2002, the Corporation reduced tax accruals related to specific tax exposure items and recorded a tax benefit of $2.2 million as a result of completing several tax audits and as a result of the reduction of worldwide tax exposures.

(d)	During 2003, the Corporation recorded a tax benefit of $4.5 million related to specific tax exposure items as a result of completing several tax audits and as a result of the reduction of worldwide tax exposures.

      The components of the Corporation’s net deferred tax assets were:

	December 31,	December 29,
	2003	2002
(In thousands)
Deferred tax assets
Asset impairments	$6,174	$14,042
Accrued employee benefits	10,557	7,418
Accounts receivable	6,472	8,054
Self insurance liability	4,546	4,944
Environmental liabilities	4,729	5,574
Inventory	5,708	6,448
Tax credit and loss carryforwards	180,999	166,263
Pension benefits and SEIP	6,612	8,325
Minimum pension liability	18,332	26,027
Other	5,733	6,189

Total deferred tax assets	249,862	253,284
Valuation allowance	(86,999)	(91,634)

Net deferred tax assets	162,863	161,650

Deferred tax liabilities
Property, plant and equipment	(24,517)	(27,305)
Investments and foreign liabilities	(35,623)	(33,508)

Total deferred tax liabilities	(60,140)	(60,813)

Net deferred tax assets	$102,723	$100,837

      Undistributed earnings of foreign subsidiaries amounted to $172 million at December 31, 2003. Those earnings are considered to be indefinitely reinvested, and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

7.     Income Taxes (Continued)

      The valuation allowance for deferred tax assets decreased by $4.6 million in 2003 due primarily to expiration of foreign tax credit carryforwards and state net loss carryforwards. The valuation allowance at December 31, 2003 related to net operating loss carryforwards, tax credit carryforwards, charitable contributions carryforwards and deferred state income tax assets. At December 31, 2003, the Corporation had approximately $5 million of foreign tax credits which, if unused, would expire by 2005 and $9.9 million of state income tax credits which, if unused, would expire by 2017; and $1.3 billion of loss carryforwards. The loss carryforwards are composed of $1 billion of U.S. state net operating loss carryforwards which, if unused, will expire by 2023; $245 million of U.S. federal net operating loss carryforwards which, if unused, will expire by 2023; $26 million of foreign net operating loss carryforwards which, if unused, $13 million will expire by 2010; and $13 million do not have expiration dates.

      Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income and tax planning strategies, based on tax laws in effect as of December 31, 2003, will be sufficient to realize the recorded deferred tax assets, net of the existing valuation allowance at December 31, 2003. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Projected future taxable income is based on management’s forecast of the operating results of the Corporation, and there can be no assurance that such results will be achieved. Management periodically reviews such forecasts in comparison with actual results and expected trends.

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

      The Corporation’s financial instruments include cash and cash equivalents, marketable securities, long-term debt and interest rate swap agreements. At certain times, the Corporation’s financial instruments include commodity contracts, foreign currency contracts and short-term borrowings. The carrying amounts of those financial instruments generally approximated their fair values at December 31, 2003 and December 29, 2002, except that, based on the borrowing rates available to the Corporation under current market conditions, the fair value of long-term debt (including current maturities) was approximately $704.2 million and $602.9 million at December 31, 2003 and December 29, 2002, respectively. See Note 10.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

8.     Fair Value of Financial Instruments (Continued)

      The cost bases and fair market values of available-for-sale financial instruments at December 31, 2003 and December 29, 2002 were:

	Amortized	Gross	Gross	Fair
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
(In thousands)

As of December 31, 2003
Mortgage-backed securities	$1,579	$125	$—	$1,704

As of December 29, 2002
Certificates of Deposit	$42,088	$—	$—	$42,088
Mortgage-backed securities	23,330	460	(15)	23,775

Total marketable securities	$65,418	$460	$(15)	$65,863

      The mortgage-backed securities held at December 31, 2003 had contractual maturities ranging from one to approximately 17 years. The Corporation did not realize any significant gains or losses on its marketable securities during 2003, 2002 and 2001.

9.	Derivative Instruments

      The Corporation is exposed to market risk from changes in raw material prices, foreign-exchange rates, and interest rates. At times, the Corporation may enter into various derivative instruments to manage certain of those risks. The Corporation does not enter into derivative instruments for speculative or trading purposes.

Commodities Futures Contracts

      The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, zinc, copper, resins and rubber compounds. At times, some of the risk associated with usage of copper, zinc and aluminum is mitigated through the use of futures contracts that fix the price the Corporation will pay for a commodity. Commodities futures contracts utilized by the Corporation have not previously been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. Mark-to-market gains and losses for commodities futures, if any, are recorded in cost of sales. As of December 31, 2003, the Corporation had outstanding commodities futures contracts with a notional amount of $12.2 million and a market value above the notional amount of $1.1 million. As of December 29, 2002, the Corporation had no outstanding commodities futures contracts. Cost of sales for 2003, 2002 and 2001 reflect a gain of $1.1 million, a gain of $0.6 million and a loss of $0.2 million, respectively, related to the market adjustments for commodities futures contracts.

Forward Foreign Exchange Contracts

      From time to time, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of principally European currencies. Forward foreign exchange contracts utilized by the Corporation have not previously been designated as hedging instruments and do not qualify

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

9.     Derivative Instruments (Continued)

for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. Mark-to-market gains and losses for forward foreign exchange contracts are recorded in other expense — net. As of December 31, 2003, the Corporation had outstanding forward sale contracts with a notional amount of $14.2 million related to European currencies. The Corporation had no outstanding forward foreign exchange contracts as of December 29, 2002. Other expense-net for 2003 and 2002 reflected no impact and 2001 reflected a loss of $0.8 million from mark-to-market adjustments for forward foreign exchange contracts.

Interest Rate Swap Agreements

      In September 2002, the Corporation entered into interest rate swap agreements that effectively converted $250 million of the Corporation’s notes payable, with one-third maturing in each of the years 2006, 2008, and 2009, from fixed interest rates to floating interest rates based on a six-month average of LIBOR plus the applicable spread.

      In June 2003, the Corporation replaced one of the three interest rate swap agreements in a notional amount of $83.3 million relating to the debt securities maturing in 2006, with new interest rate swap agreements for the same notional amount maturing primarily in 2013 (the term of the $125 million senior unsecured notes due June 2013 — see Note 10). The approximately $3 million received by the Corporation from closing its previous position will reduce the future effective interest rate of the underlying 2006 debt instrument. The new interest rate swap agreements effectively converted $83.3 million notional amount of debt from a fixed interest rate to a floating interest rate based on a six-month average of LIBOR plus the applicable spread.

      The interest rate swaps qualify for the short-cut method of accounting for a fair value hedge under SFAS No. 133. The amount to be paid or received under the interest rate swap agreements is recorded as a component of net interest expense.

      At December 31, 2003, the net out-of-the-money fair value of the interest rate swaps was $4.3 million, which is comprised of $4.9 million classified in other long-term liabilities and $0.6 million classified in other long-term assets. There was an off-setting $4.3 million net decrease in the book value of the debt hedged. At December 29, 2002, the net in-the-money fair value of the interest rate swaps totaled an asset of $3.1 million and is classified in other long-term assets, with an offsetting increase in the fair value of the debt hedged. As of December 31, 2003, the Corporation had interest rate swap agreements totaling a notional amount of $250 million with approximately one-third maturing in each of the years 2008, 2009 and 2013. Net interest expense for 2003 and 2002 reflects a benefit of $6.3 and $1.5 million, respectively, associated with these interest rate swap agreements.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

10.	Debt

      The Corporation’s long-term debt at December 31, 2003 and December 29, 2002 was:

	December 31,	December 29,
	2003	2002

(In thousands)
Unsecured notes
Due in 2004; stated interest rate of 8.25%	$124,997 (a)	$124,920
Due in 2006; stated interest rate of 6.50%(b)	151,927	150,472
Due in 2013; stated interest rate of 7.25%(b)	120,062	—
Medium-term notes
Due in 2003; stated interest rate of 6.29%	—	60,000
Due in 2008; stated interest rate of 6.63%(b)	115,216	115,725
Due in 2009; stated interest rate of 6.39%(b)	150,276	151,365
Non-U.S. borrowings due through 2005	5,751	5,831
Industrial revenue bonds due through 2008	7,055	7,055
Other, including capital leases	10,032	9,740

Long-term debt (including current maturities)	685,316	625,108
Less current portion	133,344	65,126

Long-term debt	$551,972	$559,982

(a)	Paid in January 2004 from available cash resources.

(b)	See Note 9 regarding interest rate swap agreements.

      Principal payments due on long-term debt including capital leases in each of the five years subsequent to December 31, 2003 are $133.3 million, $8.6 million, $150.8 million, $0.5 million and $118.8 million, respectively.

      In May 2003, the Corporation issued $125 million of senior unsecured notes. The notes were issued at par, bear interest at 7.25% and mature on June 1, 2013. The first interest payment was made on December 1, 2003. Net proceeds from the sale of the notes were used to repay $125 million 8.25% senior unsecured notes due in January 2004.

      In June 2003, the Corporation entered into a $175 million committed revolving credit facility with a bank group which is secured by, among other things, accounts receivable, inventory and equipment located in the United States. The credit facility contains, among other things, conditions precedent for borrowing; covenants restricting investments, disposition of collateral and payment of dividends; financial covenants regarding additional debt, liens, minimum liquidity and capital expenditures; and standard events of default. The Corporation pays an unused commitment fee of 62.5 basis points to maintain this facility. There were no borrowings outstanding under this facility as of December 31, 2003. Any borrowings outstanding as of June 2006 would mature on that date.

      Outstanding letters of credit which reduced availability under the credit facility amounted to $33.8 million at December 31, 2003. At times, the Corporation is required, under certain contracts, to provide letters of credit that may be drawn in the event the Corporation fails to

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

10.     Debt (Continued)

perform under contracts entered into in the normal course of its business activities. Such performance related letters of credit totaled $0.8 million at December 31, 2003. The remaining letters of credit relate to third-party insurance claims processing, existing debt obligations and certain tax incentive programs.

      In September 2003, the Corporation amended a committed revolving credit facility with a Canadian bank to increase the borrowing capacity from CAD$30 million to CAD$45 million (approximately US$34 million) and extend the term of the credit facility from March 2004 to September 2006. This credit facility is secured by inventory and accounts receivable located in Canada. The Corporation pays an unused commitment fee of 27.5 basis points to maintain this facility. There were no borrowings outstanding as of December 31, 2003.

      In December 2003, the Corporation entered into a EUR10 million (approximately US$12 million) committed revolving credit facility with a European bank which is secured by inventory and receivables located in Europe. The Corporation pays an unused commitment fee of 62.5 basis points to maintain this facility. This facility has an indefinite maturity and there were no borrowings outstanding as of December 31, 2003.

      As of February 1, 2004, the Corporation’s aggregate availability of funds under its credit facilities is approximately $158 million, net of outstanding letters of credit. Availability under the revolving credit facilities increases or decreases with fluctuations in the value of the underlying collateral and is subject to the satisfaction of various covenants and conditions to borrowing. The Corporation has the option, at the time of drawing funds under any of the credit facilities, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank. These are back up facilities which have not been utilized and the Corporation currently does not expect to utilize in the foreseeable future.

      Interest expense-net in the accompanying statements of operations includes interest income of $4.2 million, $10.1 million and $7.1 million in 2003, 2002 and 2001, respectively.

11.	Stock Option and Incentive Plans

      The Corporation has various equity compensation plans that provide stock option grants for the purchase of the Corporation’s common stock by its key employees and non-employee directors and restricted stock awards to key employees and non-employee directors. At December 31, 2003, a total of 7,397,842 shares was reserved for issuance under stock options or restricted stock awards already granted or available for future grants. See Note 2 for additional information regarding the Corporation’s stock option plans.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

11.	Stock Option and Incentive Plans (Continued)

      A summary of the options outstanding at December 31, 2003 follows:

	Options Outstanding
				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$14.31 - $18.70	1,384,320	8.46 Years	$17.41	334,221	$17.26
18.72 - 21.68	2,156,928	6.66 Years	20.63	833,743	19.65
22.00 - 33.75	919,541	3.87 Years	29.99	909,541	30.07
38.59 - 59.56	1,053,425	3.54 Years	44.98	1,050,061	44.97

$14.31 - $59.56	5,514,214	6.05 Years	$26.03	3,127,566	$30.93

      The following is a summary of the option transactions for the years 2003, 2002 and 2001:

		Average
		Per Share
	Shares	Option Price

Balance at December 31, 2000	3,051,254	$36.25
Granted	2,325,715	20.60
Exercised	—	—
Terminated	(516,383)	33.12

Balance at December 30, 2001	4,860,586	$29.09
Granted	707,383	18.99
Exercised	(12,919)	19.22
Terminated	(344,148)	27.77

Balance at December 29, 2002	5,210,902	$27.83
Granted	811,816	16.74
Exercised	(9,153)	21.53
Terminated	(499,351)	29.69

Balance at December 31, 2003	5,514,214	$26.03

Exercisable at December 30, 2001	2,330,704	$36.83
Exercisable at December 29, 2002	2,813,573	$33.94
Exercisable at December 31, 2003	3,127,566	$30.93

      The 1993 Management Stock Ownership Plan provides that, for each calendar year, up to 1.25% of the outstanding common stock of the Corporation will be available for issuance as grants or awards. Under the transition rules of the NYSE, effective November 4, 2003, no new equity securities may be issued under this formula without shareholder approval. That plan provides for granting stock options at a price not less than the fair market value on the date of grant with a term not to exceed 10 years and a three year vesting period. The plan also provides for the issuance of restricted stock awards as incentive compensation to key employees. The awards are subject to certain restrictions, including full vesting if the restricted stock recipient

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

11.	Stock Option and Incentive Plans (Continued)

remains in the employ of the Corporation three years after receiving the award. The value of the restricted stock awards is recorded as compensation expense over the vesting period. Restricted shares awarded under that plan were 170,317 in 2003; 125,605 in 2002; and 158,340 in 2001.

      The 2001 Stock Incentive Plan provides that 2,500,000 shares of common stock of the Corporation will be available for issuance as option grants at a price not less than the fair market value on the date of grant with a term not to exceed 10 years and a three year vesting period. As of December 31, 2003, options had been granted under this plan for 2,125,753 shares of common stock. This plan was not submitted to the Corporation’s shareholders for approval.

      The Corporation has a restricted stock plan for non-employee directors under which each director receives 200 restricted shares of common stock (600 restricted shares beginning May 7, 2003) annually for a full year of service. Those shares remain restricted during the directors’ terms. The value of the restricted stock awards is expensed at the time of grant. Shares issued under that plan were 5,400 shares in 2003; 1,800 shares in 2002; and 1,800 shares in 2001.

      The Corporation has a stock option plan under which each non-employee director received a nonqualified stock option grant for 5,000 shares of common stock for each of the years 2003, 2002 and 2001. The exercise price is the fair market value on the date of grant. Each option is fully vested and exercisable on the date of grant with a term of 10 years. This equity compensation plan was not submitted to the Corporation’s shareholders for approval.

      The Corporation has a deferred fee plan under which each non-employee director can defer all or a portion of compensation for earned services as a director. Any amount deferred is valued in accordance with the director’s election in a hypothetical investment in common stock (stock credits) or in one or more of seven mutual funds. In addition, non-employee directors receive an annual grant of stock credits having a value of $7,500. Stock credits are distributed in cash upon a director’s termination of service. This plan was not submitted to the Corporation’s shareholders for approval.

12.	Pension and Post-retirement Benefits

      The Corporation uses December 31 as the measurement date for its pension and post-retirement plans.

Pension Plans

      The Corporation and its subsidiaries have several noncontributory pension plans covering substantially all employees. Those plans generally provide pension benefits that are based on compensation levels and years of service. Annual contributions to the plans are made according to the established laws and regulations of the applicable countries. Plan assets are primarily invested in equity securities, fixed income securities, cash and other investments.

      The Corporation maintains non-qualified supplemental pension plans covering certain key executives, which provide for benefit payments that exceed the limit for deductibility imposed by income tax regulations. The benefit obligation related to these unfunded plans was $24.0 million

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

12.	Pension and Post-retirement Benefits (Continued)

at December 31, 2003, $13.0 million at December 29, 2002, and $10.7 million at December 30, 2001.

      The loss of $2.2 million, following settlement accounting, which was included in the net periodic pension cost for 2003 is primarily associated with the planned retirement of the Corporation’s former chief executive officer.

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

Post-retirement Plans

      The Corporation provides certain health-care and life insurance benefits to certain retired employees. The Corporation is recognizing the estimated liability for those benefits over the estimated lives of the individuals covered, and is not pre-funding that liability. All of these plans are closed to new entrants. Plan net gains and losses are amortized over a five-year period.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

12.	Pension and Post-retirement Benefits (Continued)

      The following is information regarding the Corporation’s 2003 and 2002 pension benefit and post-retirement benefit obligations:

			Post-retirement
	Pension Benefits		Benefits

	2003	2002	2003	2002
(In thousands)

Change in benefit obligation
Benefit obligation at beginning of year	$309,178	$288,394	$15,997	$14,653
Service cost	7,916	6,315	17	15
Interest cost	17,847	19,567	1,025	1,107
Plan participant’s contributions	113	107	—	—
Plan amendments	2,586	820	—	597
Actuarial loss (gain)	(9,646)	9,458	1,217	1,326
Foreign-exchange impact	3,208	2,553	—	—
Settlements	—	(996)	—	—
Benefits paid from fund	(15,772)	(17,040)	(1,558)	(1,701)

Benefit obligation — end of year	315,430	309,178	16,698	15,997

Change in plan assets
Fair value of plan assets at beginning of year	192,764	210,062	—	—
Actual return on plan assets	27,046	(11,288)	—	—
Employer contributions	6,142	9,841	1,558	1,701
Plan participants’ contributions	113	107	—	—
Foreign-exchange impact	2,103	1,812	—	—
Settlements	—	(730)	—	—
Benefits paid	(15,772)	(17,040)	(1,558)	(1,701)

Fair value of plan assets — end of year	212,396	192,764	—	—

Funded status:
Benefit obligation in excess of plan assets	103,034	116,414	16,698	15,997
Unrecognized:
Net transition asset (obligation)	7	38	(6,898)	(7,664)
Prior service gain (cost)	(9,874)	(6,629)	1,687	1,920
Plan net gain (loss)	(73,486)	(99,389)	806	2,504

Accrued benefit cost	$19,681	$10,434	$12,293	$12,757

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

12.	Pension and Post-retirement Benefits (Continued)

      The Corporation’s recognized defined benefit pension liability and liability for post-retirement health-care and life insurance benefits for 2003 and 2002 included the following components:

			Post-retirement
	Pension Benefits		Benefits

	2003	2002	2003	2002
(In thousands)

Prepaid benefit cost	$(4,064)	$(5,564)	$—	$—
Accrued benefit liability	81,076	90,058	12,293	12,757
Accumulated other comprehensive income	(48,223)	(68,492)	—	—
Intangible asset	(9,108)	(5,568)	—	—

Net liability recognized	$19,681	$10,434	$12,293	$12,757

      The accumulated benefit obligation for all defined benefit pension plans was $289.5 million and $276.4 million at December 31, 2003 and December 29, 2002, respectively.

      Assumed weighted-average rates used in determining the benefit obligations were:

			Post-
	Pension		retirement
	Benefits		Benefits

	2003	2002	2003	2002

Discount rate	5.96%	6.66%	6.0%	6.75%
Rate of increase in compensation level	4.39%	4.39%	—%	—%

      Reflected in the weighted-average rates above used in determining the benefit obligations are the U.S. discount rate of 6.0% and 6.75% for 2003 and 2002, respectively.

      The following information is for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31, 2003	December 29, 2002
(In thousands)

Projected benefit obligation	$313,230	$307,389
Accumulated benefit obligation	287,257	275,285
Fair value of plan assets	209,663	190,363

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

12.	Pension and Post-retirement Benefits (Continued)

      Net periodic cost for the Corporation’s defined benefit pension plans and for post-retirement health-care and life insurance benefits for 2003, 2002 and 2001 included the following components:

	Pension Benefits			Post-retirement Benefits

	2003	2002	2001	2003	2002	2001
(In thousands)

Service cost — benefits earned during the period	$7,916	$6,315	$6,487	$17	$15	$—
Interest cost on projected benefit obligation	17,847	19,567	19,634	1,025	1,107	1,063
Expected return on plan assets	(16,332)	(17,916)	(21,225)	—	—	—
Net amortization of unrecognized:
Transition obligation (asset)	(32)	(31)	(30)	766	766	766
Prior service cost (gain)	1,087	764	942	(233)	(233)	(275)
Plan net loss (gain)	2,902	2,293	520	(481)	(718)	(1,541)
Curtailment and settlement loss (gain)	2,163	168	454	—	—	—

Net periodic pension cost (benefit)	$15,551	$11,160	$6,782	$1,094	$937	$13

      The following table reflects the change in the Corporation’s shareholders’ equity and other comprehensive income for minimum pension liabilities:

				Post-retirement
	Pension Benefits			Benefits

	2003	2002	2001	2003	2002	2001
(In thousands)

Increase (decrease) in minimum liability included in other comprehensive income, net of taxes of $(7.7) million for 2003 and $14.1 million for 2002	$(12,556)	$23,021	$28,998	$—	$—	$—

      The Corporation expects to contribute approximately $6 million to its qualified pension plans and approximately $2 million to its non-qualified pension plans in 2004.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

12.	Pension and Post-retirement Benefits (Continued)

      Assumed weighted-average rates used in determining the net periodic pension cost were:

	Pension Benefits			Post-retirement Benefits

	2003	2002	2001	2003	2002	2001

Discount rate	6.66%	7.14%	7.42%	6.75%	7.25%	7.50%
Rate of increase in compensation level	4.39%	4.41%	4.46%	—%	—%	—%
Expected long-term rate of return on plan assets	8.66%	8.68%	9.60%	—%	—%	—%

      Reflected in the weighted-average rates above used in determining the net periodic benefit cost are the U.S. discount rate of 6.75%, 7.25% and 7.50% and the U.S. expected long-term rate of return on plan assets of 8.75%, 8.75% and 9.75% for years 2003, 2002 and 2001, respectively.

      Certain actuarial assumptions, such as the assumed discount rate, the long-term rate of return and the assumed health care cost trend rates have an effect on the amounts reported for net periodic pension and post-retirement medical benefit expense as well as the respective benefit obligation amounts. The Corporation reviews external data and its own historical trends for health care costs to determine the health care cost trend rates for the post-retirement medical benefit plans. The assumed discount rates represent long-term high quality corporate bond rates. The long-term rates of return used by the Corporation take into account historical investment experience over a multi-year period, as well as, mix of plan asset investment types, current market conditions, investment practices of our Retirement Plans Committee, and advice from our actuaries.

      The assumed health care cost trend rates at December 31, 2003 and December 29, 2002 are:

	2003	2002

Health care cost trend rate assumed for next year	11.0%	8.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	4.5%
Year that the rate reaches the ultimate trend rate	2010	2009

      Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease
(In thousands)

Effect on total of service and interest cost	$50	$(45)
Effect on post-retirement benefit obligation	720	(646)

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

12.	Pension and Post-retirement Benefits (Continued)

      The Corporation’s pension plan weighted-average asset allocations at December 31, 2003 and December 29, 2002, by asset category are as follows:

	Plan Assets

	At December 31,	At December 29,
	2003	2002
(In thousands)

Asset Category
Equity securities	55%	54%
Debt securities	40%	44%
Other	5%	2%

Total	100%	100%

      The financial objectives of the Corporation’s investment policy are to maximize returns in order to minimize contributions and long-term cost of funding pension liabilities, within reasonable and prudent levels of risk, to match liability growth with the objective of fully funding benefits as they accrue and to achieve annualized returns in excess of the policy benchmark. The Corporation’s asset allocation targets are 49% equity securities, 46% fixed income and high yield debt securities and 5% other.

Other Benefits

      The Corporation sponsors defined contribution plans for its U.S. employees for which the Corporation’s contributions are based on a percentage of employee contributions. The cost of those plans for continuing operations was $3.4 million, $3.7 million and $4.3 million in 2003, 2002 and 2001, respectively.

13.	Leases

      The Corporation and its subsidiaries are parties to various leases relating to plants, distribution facilities, office facilities, automobiles and other equipment. Related real estate taxes, insurance and maintenance expenses are normally obligations of the Corporation. Capitalized leases are not significant.

      Future minimum payments under non-cancelable operating leases consisted of the following at December 31, 2003:

Operating
Leases
(In thousands)

2004	$14,944
2005	10,022
2006	7,766
2007	5,201
2008	4,510
Thereafter	22,446

Total minimum operating lease payments	$64,889

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

13.     Leases (Continued)

      Rent expense for operating leases was $23.4 million, $26.6 million and $31.8 million in 2003, 2002 and 2001, respectively.

14.	Other Financial Data

Other Operating Expense (Income) — Net

      During 2003, the Corporation recognized a benefit of $8.9 million from the favorable settlement of a commercial lawsuit. Payment for the settlement was received in 2003. The Corporation also recognized $3.5 million of income from insurance proceeds in 2003.

      During 2002, the Corporation recognized and paid $19 million for its portion of a settlement of a consolidated class-action shareholder lawsuit. The Corporation has no remaining contingent obligations associated with this lawsuit, including with respect to the settlement account. The Corporation also recognized $3.2 million of income from insurance proceeds in 2002.

      During the fourth quarter 2001, the Corporation recognized an expense of $27 million for the settlement of a patent infringement lawsuit which was paid in 2002. The Corporation has no remaining contingent obligations associated with this lawsuit.

Other Financial Disclosures

      Research, development and engineering expenditures invested in new and improved products and processes were $19.6 million in 2003, $18.8 million in 2002 and $20.7 million in 2001. These expenditures are included in cost of sales.

      The Corporation expenses the cost of advertising as it is incurred. Total advertising expense was $16.5 million in 2003, $17.8 million in 2002 and $20.6 million in 2001.

      Accrued liabilities included salaries, fringe benefits and other compensation of $44.8 million and $40.1 million in 2003 and 2002, respectively. Other long-term liabilities for 2003 and 2002 included $91.0 million and $100.4 million, respectively, for pension and post-retirement benefits.

      The following table reflects activity for accounts receivable allowances, sales discounts and allowances, quantity and price rebates, and bad debts during the three years ended December 31, 2003:

	Balance at			Balance at
	beginning			end of
	of year	Provisions	Deductions	year
(In thousands)

2001	$149,476	$237,759	$(303,990)	$83,245
2002	$83,245	$161,955	$(185,057)	$60,143
2003	$60,143	$156,562	$(161,106)	$55,599

Equity Investments

      The Corporation conducts portions of its business, primarily in the Electrical segment, through investments in companies accounted for using the equity method. Those companies are

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

14.	Other Financial Data (Continued)

primarily engaged in the design, manufacture and selling of components used in assembling, maintaining or repairing electrical systems. Summarized financial information for the Corporation’s equity investees on a combined basis follows:

(In millions)	2003(a)	2002(b)	2001

Net sales	$60	$61	$1,274
Gross profit	19	18	329
Net earnings	6	6	4
Current assets	30	27	499
Non-current assets	15	12	215
Current liabilities	15	13	145
Non-current liabilities	4	3	156

(a)	The Corporation sold its 50% interest in Fujimold Ltd. in December 2003. The results reflected above are for the full year of 2003.

(b)	Reflects the Corporation’s discontinuation in 2002 of the equity method of accounting for its investment in Leviton Manufacturing Co. See discussion below.

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

      The Corporation’s ability to exercise significant influence effectively ended in January 2002 with the retirement of the Corporation’s primary liaison between Leviton’s management and the Corporation. The Corporation’s current management did not form the same relationship with Leviton as the Corporation’s former CEO, CFO and general counsel. Therefore, the Corporation’s current CEO, CFO and general counsel do not have a relationship with Leviton’s management from which they could exercise such influence were they so inclined. In light of these developments, the Corporation determined that it no longer had the ability to influence the operating and financial policies of Leviton. Therefore, GAAP required that the Corporation adopt the cost method of accounting for this investment on a prospective basis beginning in the first quarter of 2002. The carrying value of the investment was approximately $110 million at December 31, 2003 and December 29, 2002.

Stock Purchase Rights

      On October 13, 2003, the Corporation’s Board of Directors unanimously voted to terminate the Shareholders Rights Plan effective immediately. The rights were redeemed for $0.3 million cash ($0.005 per right) from shareholders of record on October 30, 2003. The payment was recorded as a reduction of paid-in capital.

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

Segment Information

	2003	2002	2001
(In thousands)
Net Sales
Electrical	$1,025,469	$1,025,260	$1,150,393
Steel Structures	93,534	129,730	140,572
Communications	89,383	88,386	108,063
HVAC	113,911	102,481	98,463

Total	$1,322,297	$1,345,857	$1,497,491

Segment Earnings (Loss) from Continuing Operations
Electrical	$53,874	$27,131	$(27,305)
Steel Structures	6,354	15,289	18,212
Communications(a)	11,559	3,154	(10,168)
HVAC	8,226	6,302	1,187

Total	$80,013	$51,876	$(18,074)

Capital Expenditures
Electrical	$25,710	$18,965	$29,699
Steel Structures	1,009	771	2,141
Communications	219	402	1,820
HVAC	1,743	3,673	5,334

Total	$28,681	$23,811	$38,994

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

15.	Segment and Other Related Disclosures (Continued)

	2003	2002	2001
(In thousands)
Depreciation and Amortization
Electrical	$39,973	$40,124	$61,442
Steel Structures	2,458	3,785	5,623
Communications(a)	4,176	908	8,302
HVAC	3,720	3,161	4,369

Total	$50,327	$47,978	$79,736	(b)

Total Assets
Electrical	$1,016,813	$994,372	$1,048,324
Steel Structures	112,623	119,993	125,416
Communications	53,934	68,104	90,037
HVAC	70,580	67,917	95,679

Total	$1,253,950	$1,250,386	$1,359,456

(a)	Reflects the discontinuation of depreciation on assets held for sale which totaled $1.8 million and $7.3 million in 2003 and 2002, respectively.

(b)	Includes goodwill amortization of $12.2 million for the Electrical segment, $2.1 million for the Steel Structures segment, $0.1 million for the Communications segment and $1.5 million for the HVAC segment.

      The following are reconciliations of the total of reportable segments to the consolidated company:

	2003	2002	2001
(In thousands)
Earnings (Loss) from Continuing Operations Before Income Taxes
Total reportable segment earnings (loss)	$80,013	$51,876	$(18,074)
Impairment, restructuring and certain other charges	—	(2,892)	(97,994)
Interest expense — net	(36,879)	(35,225)	(41,900)
Other(a)	4,611	(15,969)	(29,071)

Total	$47,745	$(2,210)	$(187,039)

Total Assets
Total from reportable segments	$1,253,950	$1,250,386	$1,359,456
General corporate	528,675	369,370	402,154

Total	$1,782,625	$1,619,756	$1,761,610

(a)	2003 includes $3.7 million of expenses associated with the closing of a U.S. satellite distribution center and $3.9 million of expenses related to the planned retirement of the Corporation’s former CEO.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

16.	Financial Information Relating to Operations in Different Geographic Areas

      The Corporation conducts business in three principal areas: U.S., Europe and Canada. Net sales are attributed to geographic areas based on location of customer.

	2003	2002	2001
(In thousands)
Net Sales
U.S.	$904,450	$975,708	$1,120,956
Europe	165,587	142,015	132,269
Canada	216,073	192,140	197,485
Other foreign countries	36,187	35,994	46,781

Total	$1,322,297	$1,345,857	$1,497,491

Long-lived Assets
U.S.	$651,655	$648,793	$720,258
Europe	108,906	98,539	89,877
Canada	110,157	94,672	94,774
Other foreign countries	34,688	27,162	24,300

Total	$905,406	$869,166	$929,209

17.	Contingencies

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

      The Corporation has not reflected a liability in its financial statements for the Kaiser litigation because management believes meritorious defenses exist for this claim and thus

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

17.	Contingencies (Continued)

management does not believe a loss is probable. Further, until there are new developments in the case that would provide more concrete amounts, management cannot provide any better range of possible losses than zero to the amount of the judgment. The Corporation has insurance coverage in excess of the judgment.

Asbestos

      The Corporation and two subsidiaries, Amerace Corporation and L.E. Mason (Red Dot), acquired respectively in 1995 and 1999, are subject to asbestos lawsuits in Mississippi, New Jersey and three other states, related to either undefined and unidentified or historic products. In all cases, the Corporation is investigating these allegations. Amerace is one of hundreds of defendants and Red Dot and the Corporation are one of dozens of defendants. No product of Amerace, Red Dot or Thomas and Betts has been identified in these cases to date. In the Amerace litigation, four lawsuits have already been dismissed. Potential exposure at this time, if any, cannot be estimated. Management believes, however, that there is no merit to these claims, that damages, if any, are remote and believes that a loss is not probable in any of these cases. Insurance coverage is available in connection with these claims.

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

      As of December 31, 2003 and December 29, 2002, the Corporation’s accrual for probable environmental costs was approximately $15 million and $17 million, respectively. The Corporation is not able to predict the extent of its ultimate liability with respect to all of its pending or future environmental matters. However, the Corporation does not believe that any additional liability with respect to the aforementioned environmental matters will be material to its financial position, results of operations or liquidity.

Guarantee and Indemnification Arrangements

      The Corporation follows the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation requires the Corporation to recognize the fair value of guarantee and indemnification arrangements issued or modified by the Corporation after December 29, 2002, if these arrangements are within the scope of that Interpretation. In addition, under previously existing generally accepted accounting principles, the Corporation continues to monitor the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees and indemnifications when those losses are estimable.

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

      The following table provides the changes in the Corporation’s accruals for estimated product warranties:

	2003	2002
(In thousands)
Balance at beginning of year	$2,316	$3,103
Liabilities accrued for warranties issued during the year	881	1,145
Deductions for warranty claims paid during the period	(1,260)	(2,052)
Changes in liability for pre-existing warranties during the year, including expirations	(394)	120

Balance at end of year	$1,543	$2,316

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

17.	Contingencies (Continued)

      In conjunction with the divestiture of the Corporation’s Electronics OEM business to Tyco Group S.A.R.L. on July 2, 2000, the Corporation provided an indemnity to Tyco associated with environmental liabilities that were not known as of the sale date. Under this indemnity, the Corporation is liable for subsequently identified environmental claims up to $2 million. Additionally, the Corporation as of December 31, 2003 is liable for 75% of subsequently identified environmental claims that exceed $2 million and such liability declines to 50% on July 2, 2005 and to zero on July 2, 2007.

Thomas & Betts Corporation and Subsidiaries

SUPPLEMENTARY FINANCIAL DATA

	2003	2002
(In thousands, except per share data)

	(Unaudited)
First Quarter
Net sales	$311,482	$342,051
Gross profit	85,076	83,779
Earnings (loss) from continuing operations before cumulative effect of an accounting change	5,004	(11,647)
Per share earnings (loss) from continuing operations before cumulative effect of an accounting change(a)
Basic	0.09	(0.20)
Diluted	0.09	(0.20)
Net earnings (loss)(b)(c)	5,004	(56,462)

Second Quarter
Net sales	$322,661	$341,279
Gross profit	83,479	77,499
Earnings (loss) from continuing operations before cumulative effect of an accounting change	6,754	369
Per share earnings (loss) from continuing operations before cumulative effect of an accounting change(a)
Basic	0.12	0.01
Diluted	0.12	0.01
Net earnings (loss)	6,754	369

Third Quarter
Net sales	$338,691	$327,469
Gross profit	84,519	81,765
Earnings (loss) from continuing operations before cumulative effect of an accounting change	11,752	(10,617)
Per share earnings (loss) from continuing operations before cumulative effect of an accounting change(a)
Basic	0.20	(0.18)
Diluted	0.20	(0.18)
Net earnings (loss)(d)(e)	11,752	(10,617)

Fourth Quarter
Net sales	$349,463	$335,058
Gross profit	98,975	88,572
Earnings (loss) from continuing operations before cumulative effect of an accounting change	19,303	13,683
Per share earnings (loss) from continuing operations before cumulative effect of an accounting change(a)
Basic	0.33	0.23
Diluted	0.33	0.23
Net earnings (loss)	19,303	13,683

(a)	Basic per share amounts are based on average shares outstanding in each quarter. Diluted per share amounts reflect potential dilution from stock options, when applicable.

(b)	Earnings (loss) includes pre-tax charges associated with the manufacturing restructuring program of $12.3 million, $13.8 million, $5.5 million and $2.8 million in the first, second, third and fourth quarters of 2002, respectively (see Note 5).

(c)	The first quarter of 2002 includes a $44.8 million net of tax charge for the cumulative effect of an accounting change related to the Corporation’s adoption of SFAS No. 142 (see Note 3).

(d)	The third quarter 2003 includes a pre-tax benefit of $8.9 million from the favorable settlement of a commercial lawsuit (see Note 14).

(e)	The third quarter of 2002 includes a pre-tax charge of $19 million from the settlement of a consolidated class-action shareholder lawsuit (see Note 14).

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

Item 9A.	CONTROLS AND PROCEDURES

      The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s Disclosure Committee and senior management, including Dominic J. Pileggi, the Corporation’s Chief Executive Officer, and John P. Murphy, the Corporation’s Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures as of December 31, 2003 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s filings with the Commission.

      There has not been any significant change in the Corporation’s internal controls or in other factors that could significantly affect these controls since the date of their evaluation.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS	DIRECTORS

Dominic J. Pileggi
President and
Chief Executive Officer

John P. Murphy
Senior Vice President and Chief Financial Officer

Kenneth W. Fluke
Vice President — Controller

Connie C. Muscarella
Vice President — Human Resources and Administration

J.N. Raines
Vice President — General Counsel and Secretary	T. Kevin Dunnigan
Chairman of the Board
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
Executive Vice President, General Counsel and Secretary
FedEx Corporation
(transportation services)
Director since 1995(1)(2)(3)

Dominic J. Pileggi
President and Chief Executive Officer of the Corporation
Director since 2004

Jean-Paul Richard
Chairman and Chief Executive Officer PRO MACH, Inc.
(packaging machinery)
Director since 1996(1)

Jerre L. Stead
Chairman HAIC (private company)
Director since 1998(1)(2)

David D. Stevens
Chairman and Chief Executive Officer Accredo Health, Incorporated
(specialized contract pharmacy services)
Director since 2004

William H. Waltrip
Chairman of Technology Solutions Company
(services and resources to develop large-scale computer systems)
Director since 1983(3)(4)

(1)	Audit Committee

(2)	Nominating and Governance Committee

(3)	Executive Committee

(4)	Compensation Committee

      Information regarding members of the Corporation’s Board of Directors is presented in sections “Security Ownership,” “Board and Committee Membership,” “Compensation” and “Proposal No. 1, Election of Directors” and on pages 4 through 21 and pages 28 through 31 of the Definitive Proxy Statement for the Corporation’s Annual Meeting of Shareholders to be held May 5, 2004 and is incorporated herein by reference.

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

      The Corporation has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of the code of ethics will be posted on the Corporation’s website at www.tnb.com.

Item 11.	EXECUTIVE COMPENSATION

      Information for Item 11 of this Report appears in the Definitive Proxy Statement for the Corporation’s Annual Meeting of Shareholders to be held on May 5, 2004, as indicated below, and is incorporated herein by reference.

Page in Proxy
Statement

Compensation	16

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

      Information required by Item 403 of Regulation S-K appears in the Definitive Proxy Statement for the Corporation’s Annual Meeting of Shareholders to be held on May 5, 2004, as indicated below, and is incorporated herein by reference.

Page in Proxy
Statement

Security Ownership	4

      Information required by Item 201(d) of Regulation S-K is included in Part II, Item 5 of this Report under the caption “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities,” and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information for Item 13 of this Report appears in the Definitive Proxy Statement for the Corporation’s Annual Meeting of Shareholders to be held on May 5, 2004, as indicated below, and is incorporated herein by reference.

Page in Proxy
Statement

Employment Contracts and Termination of Employment and Change-in-Control Arrangements	21

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information for Item 14 of this Report appears in the Definitive Proxy Statement for the Corporation’s Annual Meeting of Shareholders to be held on May 5, 2004, as indicated below, and is incorporated herein by reference.

Page in Proxy
Statement

Report of Audit Committee	15

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) The following documents are filed as a part of this Report:

1.	Financial Statements

The Index on page 42 hereof is being filed in connection with this Report and incorporated herein by reference.

2.	Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material, or the required information is included in the financial statements listed above or the notes thereto.

3.	Exhibits

Exhibits 3.2, 10.7, 10.11, 10.12, 10.13, 10.17, 10.18, 10.19, 10.20, 10.21, 12, 21, 23, 24, 31.1, 31.2, 32, 99.1, 99.2, and 99.3 are being filed in connection with this Report and incorporated herein by reference.

The Exhibit Index on pages E-1 through E-4 is incorporated herein by reference.

Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.10, 10.11, 10.12, 10.13, 10.16, 10.19, 10.20 and 10.21 are the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Report pursuant to Item 15(c) of this Report.

      (b) Reports on Form 8-K

      During the last quarter of the period covered by this Report, the Corporation filed the following Current Reports on Form 8-K:

      On October 14, 2003, the Corporation filed a Current Report on Form 8-K, Items 5 and 7 announcing that the Corporation’s Board of Directors unanimously voted to terminate the Corporation’s Shareholder Rights Plan.

      On October 21, 2003, the Corporation filed a Current Report on Form 8-K, Items 7 and 9, related to the Corporation’s October 21, 2003 conference call with analysts in which the Corporation discussed its financial results for the fiscal quarter ended September 28, 2003.

      On December 4, 2003, the Corporation filed a Current Report on Form 8-K, Items 5 and 7, announcing the retirement of its Chief Executive Officer and the election of his successor.

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

Signature	Capacity	Date

/s/ DOMINIC J. PILEGGI Dominic J. Pileggi	Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2004

/s/ JOHN P. MURPHY John P. Murphy	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2004

/s/ ERNEST H. DREW* Ernest H. Drew	Director	March 15, 2004

/s/ T. KEVIN DUNNIGAN* T. Kevin Dunnigan	Chairman of the Board and Director	March 15, 2004

/s/ JEANANNE K. HAUSWALD* Jeananne K. Hauswald	Director	March 15, 2004

/s/ DEAN JERNIGAN* Dean Jernigan	Director	March 15, 2004

/s/ RONALD B. KALICH, SR.* Ronald B. Kalich, Sr.	Director	March 15, 2004

/s/ ROBERT A. KENKEL* Robert A. Kenkel	Director	March 15, 2004

Signature	Capacity	Date

/s/ KENNETH R. MASTERSON* Kenneth R. Masterson	Director	March 15, 2004
/s/ JEAN-PAUL RICHARD* Jean-Paul Richard	Director	March 15, 2004
/s/ JERRE L. STEAD* Jerre L. Stead	Director	March 15, 2004
/s/ DAVID D. STEVENS* David D. Stevens	Director	March 15, 2004
/s/ WILLIAM H. WALTRIP* William H. Waltrip	Director	March 15, 2004
*By: /s/ JOHN P. MURPHY John P. Murphy As attorney-in-fact for the above-named officers and directors pursuant to powers of attorney duly executed by such persons		March 15, 2004

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Charter of the Corporation. (Filed as Exhibit 3.1 to the Corporation’s 1999 Annual Report on Form 10-K, Commission File No. 1-4862, and incorporated herein by reference.)
3.2	Amended and Restated Bylaws of the Corporation.
4.1	Indenture dated as of January 15, 1992 between the Corporation and First Trust of New York, as Trustee, relating to the Corporation’s debt securities. (Filed as Exhibit 4(a) to the Corporation’s 1991 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)
4.2	Supplemental Indenture dated as of May 2, 1996 between the Corporation and First Trust of New York, as Trustee, relating to the Corporation’s 8 1/4% Senior Notes due January 15, 2004. (Filed as Exhibit 4.3 to the Corporation’s Registration Statement on Form 8-B filed May 2, 1996, and incorporated herein by reference.)
4.3	Third Supplemental Indenture dated May 7, 1998 between the Corporation and The Chase Manhattan Bank, as Trustee, relating to the Corporation’s Medium-Term Notes the last of which is due May 7, 2008. (Filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated May 4, 1998, Commission File No. 1-4682, and incorporated herein by reference.)
4.4	Indenture dated as of August 1, 1998 between the Corporation and The Bank of New York, as Trustee, relating to the Corporation’s debt securities. (Filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated February 3, 1999, Commission File No. 1-4682, and incorporated herein by reference.)
4.5	Supplemental Indenture No. 1 dated February 10, 1999 between the Corporation and The Bank of New York, a Trustee, relating to the Corporation’s Medium-Term Notes, Series B. (Filed as Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated February 3, 1999, Commission File No. 1-4682, and incorporated herein by reference.)
4.6	Form of 6 1/2% Senior Note due January 15, 2006. (Filed as Exhibit 4.4 to the Corporation’s Registration Statement No. 33-00893 on Form S-4 filed February 13, 1996, and incorporated herein by reference.)
4.7	Form of 8 1/4% Senior Note due January 15, 2004. (Filed as Exhibit 4(b) to the Corporation’s 1991 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)
4.8	Form of 6.25% Medium-Term Note due nine months or more from date of issue. (Filed as Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated May 4, 1998, Commission File No. 1-4682, and incorporated herein by reference.)

Exhibit
Number	Description of Exhibit

4.9	Form of 6.39% Medium-Term Note, Series B, due nine months or more from date of issue. (Filed as Exhibit 4.3 to the Corporation’s Current Report on Form 8-K dated February 3, 1999, Commission File No. 1-4682, and incorporated herein by reference.)
4.10	Supplemental Indenture No. 2 dated May 27, 2003 between the Registrant and the Bank of New York, as Trustee. (Filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated May 27, 2003, Commission File No. 1-4682, and incorporated herein by reference.)
4.11	Form of Note (included as Exhibit A to Exhibit 4.1). (Filed as Exhibit 4.21 to the Corporation’s Current Report on Form 8-K dated May 27, 2003, Commission File No. 1-4682, and incorporated herein by reference.)
10.1	Thomas & Betts Corporation 1993 Management Stock Ownership Plan, as amended through June 5, 2001 and Forms of Grant Agreement. (Filed as Exhibit 10.3 to the Corporation’s second quarter 2001 Quarterly Report on Form 10-Q, Commission File No. 1-4682, and incorporated herein by reference.)
10.2	Executive Incentive Plan, effective May 5, 1999. (Filed as Exhibit 10.5 to the Corporation’s 1999 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)
10.3	Pension Restoration Plan as amended, effective December 31, 2000. (Filed as Exhibit 10.1 to the Corporation’s third quarter 2001 Quarterly Report on Form 10-Q, Commission File No. 1-4682, and incorporated herein by reference.)
10.4	Retirement Plan for Non-employee Directors dated September 6, 1989, as amended December 3, 1997. (Filed as Exhibit 10.9 to the Corporation’s 1997 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)
10.5	Deferred Fee Plan for Non-employee Directors as amended and restated effective May 6, 1998. (Filed as Exhibit 10.11 to the Corporation’s 1998 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)
10.6	Supplemental Executive Investment Plan, effective January 1, 1997. (Filed as Exhibit 10.11 to the Corporation’s 1999 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)
10.7	Restricted Stock Plan for Non-employee Directors as amended March 7, 2003.
10.8	Non-employee Directors Stock Option Plan and Form of Stock Option Agreement, as amended March 9, 2001. (Filed as Exhibit 10.18 to the Corporation’s 2000 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)
10.9	Settlement Agreement and Release dated February 21, 2002 between Tyco Group S.A.R.L. and the Corporation. (Filed as Exhibit 10.14 to the Corporation’s 2001 Annual Report on Form 10-K, Commission File No. 1-4682, and incorporated herein by reference.)

Exhibit
Number	Description of Exhibit

10.10	Thomas & Betts Corporation 2001 Stock Incentive Plan. (Filed as Exhibit 10.1 to the Corporation’s Registration Statement on Form S-8, No. 333-60074, filed May 2, 2001 and incorporated herein by reference.)
10.11	Form of Termination Protection Agreement
10.12	Form of Termination Protection Agreement
10.13	Executive Retirement Plan, as amended February 4, 2004
10.14	Credit Agreement, dated June 25, 2003, among the Corporation, as borrower, the subsidiaries of the Corporation, as guarantors, the lenders listed therein, Wachovia Bank, National Association, as issuing bank, Wachovia Securities, Inc., as arranger, and Wachovia Bank, National Association, as administrative agent. (Filed as Exhibit 10.3 to the Corporation’s second quarter 2003 Quarterly Report on Form 10-Q, Commission File No. 1-4682, and incorporated herein by reference.)
10.15	Security Agreement, dated June 25, 2003, among the Corporation and certain of its subsidiaries, as grantors, and Wachovia Bank, National Association, as administrative agent. (Filed as Exhibit 10.4 to the Corporation’s second quarter 2003 Quarterly Report on Form 10-Q, Commission File No. 1-4682, and incorporated herein by reference.)
10.16	Retirement Agreement of T. Kevin Dunnigan dated December 2, 2003. (Filed as Exhibit 10 to the Corporation’s Current Report on Form 8-K dated December 4, 2003, Commission File No. 1-4682, and incorporated herein by reference.)
10.17	Amended and restated Credit Agreement, dated December 27, 2001, between Thomas & Betts Limited, as borrower, and Canadian Imperial Bank of Commerce, as agent and lender.
10.18	First Amendment to Amended and Restated Credit Agreement dated September 24, 2003, among Thomas & Betts, Limited, as solidary Borrower, and Canadian Imperial Bank of Commerce as agent and lender
10.19	Nonemployee Directors Equity Compensation Plan, adopted by the Board of Directors on February 4, 2004
10.20	Equity Compensation Plan, adopted by the Board of Directors on February 4, 2004
10.21	Management Incentive Plan, adopted by the Board of Directors on February 4, 2004
12	Statement re Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Corporation
23	Consent of Independent Public Accountants

Exhibit
Number	Description of Exhibit

24	Powers of Attorney
31.1	Certification of Principal Executive Officer Under Securities Exchange Act Rules 13a-15(e) and 15d-15(e)
31.2	Certification of Principal Financial Officer Under Securities Exchange Act Rules 13a-15(e) and 15d-15(e)
32	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. §1350
99.1	Charter of the Compensation Committee adopted by the Board of Directors on September 3, 2003
99.2	Charter of the Nominating and Governance Committee adopted by the Board of Directors on February 4, 2004
99.3	Thomas & Betts Corporation Governance Guidelines adopted by the Board of Directors on February 4, 2004.

E-4