Form 10-Q
period 2004-03-31
THOMAS & BETTS CORP
filed 2004-05-06
CIK 97854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

Form 10-Q

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

For the quarterly period ended March 31, 2004

or

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑     No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Title of Each Class	at May 3, 2004

Common Stock, $.10 par value	58,754,796

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Quarter Ended

	March 31,	March 30,
	2004	2003

Net sales	$352,988	$311,482
Cost of sales	253,289	226,406

Gross margin	99,699	85,076
Selling, general and administrative	73,014	72,932

Earnings from operations	26,685	12,144
Income from unconsolidated companies	664	854
Interest expense, net	(7,614)	(8,280)
Other (expense) income, net	(135)	(603)

Earnings before income taxes	19,600	4,115
Income tax provision (benefit)	3,988	(889)

Net earnings	$15,612	$5,004

Earnings per share:
Basic	$0.27	$0.09

Diluted	$0.27	$0.09

Average shares outstanding:
Basic	58,289	58,373
Diluted	58,677	58,378

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2004	2003

ASSETS
Current Assets
Cash and cash equivalents	$250,254	$387,425
Marketable securities	1,559	1,704
Receivables, net	198,844	168,542
Inventories:
Finished goods	91,255	95,993
Work-in-process	32,997	30,904
Raw materials	68,523	63,346

Total inventories	192,775	190,243

Deferred income taxes	50,993	50,016
Prepaid expenses	12,836	14,349

Total Current Assets	707,261	812,279

Property, plant and equipment
Land	16,074	15,927
Buildings	172,423	173,985
Machinery and equipment	609,528	604,791
Construction-in-progress	7,532	9,163

	805,557	803,866
Less accumulated depreciation	(510,014)	(500,156)

Net property, plant and equipment	295,543	303,710

Goodwill	455,749	455,113
Investments in unconsolidated companies	122,308	121,732
Deferred income taxes	50,263	52,707
Other assets	40,305	37,084

Total Assets	$1,671,429	$1,782,625

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$7,076	$133,344
Accounts payable	120,772	113,724
Accrued liabilities	101,696	111,478
Income taxes payable	6,361	6,414

Total Current Liabilities	235,905	364,960

Long-Term Liabilities
Long-term debt	558,250	551,972
Other long-term liabilities	130,188	134,266
Shareholders’ Equity
Common stock	5,865	5,848
Additional paid-in capital	349,145	345,646
Retained earnings	452,600	436,988
Unearned compensation-restricted stock	(3,273)	(2,014)
Accumulated other comprehensive income	(57,251)	(55,041)

Total Shareholders’ Equity	747,086	731,427

Total Liabilities and Shareholders’ Equity	$1,671,429	$1,782,625

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended

	March 31,	March 30,
	2004	2003

Cash Flows from Operating Activities:
Net earnings	$15,612	$5,004
Adjustments:
Depreciation and amortization	13,004	11,229
Amortization of restricted stock	855	681
Undistributed earnings from unconsolidated companies	(664)	(854)
Mark-to-market adjustment for derivative instruments	(1,086)	137
Loss on sale of property, plant and equipment	169	240
Deferred income taxes	1,644	(4,830)
Changes in operating assets and liabilities — net:
Receivables	(31,617)	(3,666)
Inventories	(3,350)	(10,406)
Accounts payable	7,646	9,914
Accrued liabilities	(9,453)	(14,495)
Income taxes payable	24	(4,080)
Other	2,214	1,270

Net cash provided by (used in) operating activities	(5,002)	(9,856)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(5,527)	(6,333)
Proceeds from sale of property, plant and equipment	—	48
Marketable securities acquired	—	(30,754)
Proceeds from matured marketable securities	148	45,528

Net cash provided by (used in) investing activities	(5,379)	8,489

Cash Flows from Financing Activities:
Repayment of long-term debt and other borrowings	(126,505)	(61,483)
Stock options exercised	745	—

Net cash provided by (used in) financing activities	(125,760)	(61,483)

Effect of exchange-rate changes on cash	(1,030)	1,896

Net increase (decrease) in cash and cash equivalents	(137,171)	(60,954)
Cash and cash equivalents — beginning of period	387,425	177,994

Cash and cash equivalents — end of period	$250,254	$117,040

Cash payments for interest	$15,693	$16,379
Cash payments for income taxes	$2,826	$7,506

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

      In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for the fair presentation of the financial position as of March 31, 2004 and December 31, 2003 and the results of operations and cash flows for the periods ended March 31, 2004 and March 30, 2003.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP)have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal period ended December 31, 2003. The results of operations for the periods ended March 31, 2004 and March 30, 2003 are not necessarily indicative of the operating results for the full year.

      Certain reclassifications have been made to prior periods to conform to the current year presentation.

2.	Basic and Diluted Earnings Per Share

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Quarter Ended

	March 31,	March 30,
	2004	2003
(In thousands, except per share data)
Net earnings	$15,612	$5,004
Basic:
Average shares outstanding	58,289	58,373

Basic earnings per share	$0.27	$0.09

Diluted shares:
Average shares outstanding	58,289	58,373
Additional shares from the assumed exercise of stock options and vesting of restricted stock	388	5

	58,677	58,378

Diluted earnings per share	$0.27	$0.09

      Out-of-the-money options for shares of Common Stock that were excluded because of their anti-dilutive effect totaled 2.0 million and 5.5 million shares for the first quarter of 2004 and 2003, respectively.

3.	Stock-Based Compensation

      The Corporation applies the intrinsic-value-based method to account for its fixed-plan stock options. The following table illustrates the effect on net earnings and earnings per share if the

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Quarter Ended

	March 31,	March 30,
	2004	2003
(In thousands, except per share data)
Net earnings, as reported	$15,612	$5,004
Deduct total incremental stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1,410)	(1,089)

Proforma net earnings	$14,202	$3,915

Earnings per share:
Basic — as reported	$0.27	$0.09

Basic — proforma	$0.24	$0.07

Diluted — as reported	$0.27	$0.09

Diluted — proforma	$0.24	$0.07

      A valuation using the fair-value-based accounting method has been made for applicable stock options granted as of March 31, 2004 and March 30, 2003. That valuation was performed using the Black-Scholes option-pricing model.

4.	Income Taxes

      The Corporation’s income tax provision for the first quarter 2004 was $4.0 million or an effective rate of 20.3% compared to a tax benefit in the first quarter 2003 of $0.9 million. Both the 2004 and 2003 first quarters included tax benefits ($1.5 million and $2.0 million, respectively) related to specific tax exposure items resulting from the favorable completion of tax audits and a corresponding reduction in tax exposure.

      Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income and tax planning strategies, based on tax laws in effect as of March 31, 2004, will be sufficient to realize the recorded deferred tax assets, net of the existing valuation allowance at March 31, 2004. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Projected future taxable income is based on management’s forecast of the operating results of the Corporation, and there can be no assurance that such results will be achieved. Management periodically reviews such forecasts in comparison with actual results and expected trends.

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

5.	Comprehensive Income

      Total comprehensive income and its components are as follows:

	Quarter Ended

	March 31,	March 30,
	2004	2003
(In thousands)
Net income	$15,612	$5,004
Foreign currency translation adjustments	(2,202)	9,326
Unrealized gains (losses) on securities	(8)	(51)

Comprehensive income	$13,402	$14,279

6.	Derivative Instruments

      The Corporation is exposed to market risk from changes in raw material prices, foreign-exchange rates, and interest rates. At times, the Corporation may enter into various derivative instruments to manage certain of those risks. The Corporation does not enter into derivative instruments for speculative or trading purposes.

Commodities Futures Contracts

      The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, zinc, copper, resins and rubber compounds. At times, some of the risk associated with usage of copper, zinc and aluminum is mitigated through the use of futures contracts that fix the price the Corporation will pay for a commodity. Commodities futures contracts utilized by the Corporation have not previously been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. Mark-to-market gains and losses for commodities futures, if any, are recorded in cost of sales. As of March 31, 2004, the Corporation had outstanding commodities futures contracts with a notional amount of $13.0 million and a market value of $2.2 million. As of December 31, 2003, the Corporation had outstanding commodities futures contracts with a notional amount of $12.2 million and a market value of $1.1 million. Cost of sales for the quarters ended March 31, 2004 and March 30, 2003 reflected a gain of $1.1 million and a loss of $0.1 million, respectively, related to the mark-to-market adjustments for commodities futures contracts.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Forward Foreign Exchange Contracts

      From time to time, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of principally European currencies. Forward foreign exchange contracts utilized by the Corporation have not previously been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. Mark-to-market gains and losses for forward foreign exchange contracts, if any, are recorded in other expense, net. As of March 31, 2004, the Corporation had outstanding forward sale contracts with a notional amount of $10.9 million related to European currencies. As of December 31, 2003, the Corporation had outstanding forward sale contracts with a notional amount of $14.2 million related to European currencies. Other expense, net for the quarters ended March 31, 2004 and March 30, 2003 reflected no significant impact from mark-to-market adjustments for forward foreign exchange contracts.

Interest Rate Swap Agreements

      As of March 31, 2004, the Corporation had interest rate swap agreements totaling a notional amount of $250 million with approximately one-third maturing in each of the years 2008, 2009 and 2013. The interest rate swaps qualify for the short-cut method of accounting for a fair value hedge under SFAS No. 133. The amount to be paid or received under the interest rate swap agreements is recorded as a component of net interest expense. Net interest expense for the quarters ended March 31, 2004 and March 30, 2003 reflect a benefit of $1.7 million and $1.5 million, respectively, associated with these interest rate swap agreements.

      At March 31, 2004, the net in-the-money fair value of the interest swaps was $2.4 million, which is comprised of $4.5 million classified in other long-term assets and $2.1 million in other long-term liabilities. There was an off-setting $2.4 million net increase in the book value of the debt hedged. At December 31, 2003, the net out-of-the-money fair value of the interest rate swaps was $4.3 million, which is comprised of $4.9 million classified in other long-term liabilities and $0.6 million classified in other long-term assets, with an off-setting $4.3 million net decrease in the book value of the debt hedged.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

7.	Debt

      The Corporation’s long-term debt at March 31, 2004 and December 31, 2003 was:

	March 31,	December 31,
	2004	2003
(In thousands)
Unsecured notes
Due in 2004; stated interest rate of 8.25%	$—	$124,997 (a)
Due in 2006; stated interest rate of 6.50%(b)	151,690	151,927
Due in 2013; stated interest rate of 7.25%(b)	122,861	120,062
Medium-term notes
Due in 2008; stated interest rate of 6.63%(b)	117,026	115,216
Due in 2009; stated interest rate of 6.39%(b)	152,415	150,276
Non-U.S. borrowings due through 2005	5,751	5,751
Industrial revenue bonds due through 2008	7,055	7,055
Other, including capital leases	8,528	10,032

Long-term debt (including current maturities)	565,326	685,316
Less current portion	7,076	133,344

Long-term debt	$558,250	$551,972

(a)	Paid in January 2004 from available cash resources.

(b)	See Note 6 regarding interest rate swap agreements.

      The Corporation has a $175 million committed revolving credit facility with a bank group which is secured by, among other things, accounts receivable, inventory and equipment located in the United States. The credit facility contains, among other things, conditions precedent for borrowing; covenants which, under certain conditions, could limit or restrict investments, disposition of collateral and payment of dividends; financial covenants regarding additional debt, liens, minimum liquidity and capital expenditures; and standard events of default. The Corporation pays an unused commitment fee of 62.5 basis points to maintain this facility. There were no borrowings outstanding under this facility as of March 31, 2004. Any borrowings outstanding as of June 2006 would mature on that date.

      Outstanding letters of credit which reduced availability under the credit facility amounted to $33.8 million at March 31, 2004. At times, the Corporation is required, under certain contracts, to provide letters of credit that may be drawn in the event the Corporation fails to perform under contracts entered into in the normal course of its business activities. Such performance related letters of credit totaled $0.9 million at March 31, 2004. The remaining letters of credit relate to third-party insurance claims processing, existing debt obligations and certain tax incentive programs.

      The Corporation has a CAD$45 million (approximately US$34 million) committed revolving credit facility with a Canadian bank which is secured by inventory and accounts receivable located in Canada. The Corporation pays an unused commitment fee of 27.5 basis

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

points to maintain this facility. This facility matures in September 2006 and there were no borrowings outstanding as of March 31, 2004.

      The Corporation has a EUR10 million (approximately US$12 million) committed revolving credit facility with a European bank which is secured by inventory and receivables located in Europe. The Corporation pays an unused commitment fee of 62.5 basis points to maintain this facility. This facility has an indefinite maturity and there were no borrowings outstanding as of March 31, 2004.

      As of March 31, 2004, the Corporation’s aggregate availability of funds under its credit facilities is approximately $166.6 million, net of outstanding letters of credit. Availability under the revolving credit facilities increases or decreases with fluctuations in the value of the underlying collateral and is subject to the satisfaction of various covenants and conditions to borrowing. The Corporation has the option, at the time of drawing funds under any of the credit facilities, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank. These are back up facilities which have not been utilized and the Corporation currently does not expect to utilize these facilities in the foreseeable future.

8.	Assets Held for Sale

      Approximately $41 million of previously held for sale assets associated with certain product lines in the Communications segment were reclassified in the accompanying balance sheet as assets held and used as of March 30, 2003. This reflected the Corporation’s decision during second quarter 2003 to no longer actively pursue a sale of those assets. The previous cessation of depreciation on these assets during the first quarter of 2003 was $1.8 million. No reinstatement of previous depreciation is required for these assets and the Corporation began prospective depreciation in the second quarter 2003.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

9.	Pension and Post-retirement Benefits

      Net periodic cost for the Corporation’s defined benefit pension plans and for post-retirement health-care and life insurance benefits included the following components:

	Quarter Ended

			Post-retirement
	Pension Benefits		Benefits

	March 31,	March 30,	March 31,	March 30,
	2004	2003	2004	2003

(In thousands)
Service cost — benefits earned during the period	$2,452	$2,026	$6	$5
Interest cost on projected benefit obligation	4,606	5,418	230	256
Expected return on plan assets	(4,196)	(4,155)	—	—
Net amortization of unrecognized:
Transition obligation (asset)	(2)	(8)	194	194
Prior service cost (gain)	251	247	(59)	(56)
Plan net loss (gain)	1,227	750	(36)	(131)
Settlement loss	1,725	—	—	—

Net periodic pension cost	$6,063	$4,278	$335	$268

      The Corporation previously disclosed in its Annual Report on Form 10-K for the fiscal period ended December 31, 2003, that it expected to contribute $6 million to its qualified pension plans and approximately $2 million to its non-qualified pension plans in 2004. As of March 31, 2004, the Corporation had contributed approximately $1 million to its qualified pension plans and no contributions had been made to its non-qualified pension plans. The Corporation presently expects to contribute an additional $5 million to fund its qualified pension plans and $2 million to fund its non-qualified pension plans in 2004.

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

      The Corporation’s reportable segments are based on a combination of product lines and channels to market, and represent the primary mode used to assess allocation of resources and

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

performance. The Corporation evaluates its business segments on the basis of segment earnings, with segment earnings defined as earnings from continuing operations before interest, taxes, asset impairments, restructuring charges and certain other charges. The Corporation has no material inter-segment sales.

	Quarter Ended

	March 31,	March 30,
	2004	2003

Net sales:
Electrical	$276,807	$241,038
Steel Structures	26,130	21,965
Communications	20,882	22,267
HVAC	29,169	26,212

Total net sales	$352,988	$311,482

Segment earnings:
Electrical	$20,872	$8,000
Steel Structures	610	827
Communications	3,295	2,690
HVAC	2,572	1,481

Total reportable segment earnings	27,349	12,998
Interest expense, net	(7,614)	(8,280)
Other (expense) income, net	(135)	(603)

Earnings before income taxes	$19,600	$4,115

11.	Contingencies

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

Asbestos

      The Corporation and two subsidiaries, Amerace Corporation and L.E. Mason (Red Dot), acquired respectively in 1995 and 1999, are subject to asbestos lawsuits in Mississippi, New Jersey and three other states, related to either undefined and unidentified or historic products. In all cases, the Corporation is investigating these allegations. Amerace is one of hundreds of defendants and Red Dot and the Corporation are one of dozens of defendants. No product of Amerace, Red Dot or Thomas and Betts has been identified in these cases to date. The Corporation has been dismissed in two of the lawsuits. In the Amerace litigation, four lawsuits have already been dismissed. Potential exposure at this time, if any, cannot be estimated. Management believes, however, that there is no merit to these claims, that damages, if any, are remote and believes that a loss is not probable in any of these cases. Insurance coverage is available in connection with these claims.

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

FIN 46 and FIN 46R

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which was adopted by the Corporation in 2003 and the impact was not material. In December 2003, the FASB issued FIN 46R, a revision of FIN 46. FIN 46R

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

requires a business enterprise that has a controlling financial interest in a variable interest entity to include the assets, liabilities, and results of the activities of the variable interest entity in consolidated financial statements with those of the business enterprise. FIN 46R is effective for fiscal years beginning after December 15, 2003. The impact of adopting FIN 46R was not material to the Corporation’s consolidated financial statements.

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

2004 Outlook

      Management expects rising raw material costs — especially steel and copper — will be a challenge during the second quarter 2004 and throughout the remainder of 2004. There is also a possibility of limited availability of steel during these periods. Management expects that increased raw material costs of approximately $8-10 million per quarter will largely be offset through a combination of price increases and, to a lesser extent, productivity improvements. The Corporation is working closely with its steel suppliers to avoid any serious disruption to its operations.

      If positive sales trends experienced during the first quarter and during the month of April 2004, particularly in the Corporation’s core Electrical segment markets, continue throughout the second quarter 2004, management expects second quarter 2004 sales and earnings to meet, or exceed, the Corporation’s first quarter results. Management further expects that if such conditions continue, full year 2004 sales will exceed the prior year by the mid- to high-single digit range and expects full year 2004 earnings to show substantial year-over-year improvement.

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

      The success of Thomas & Betts’ business is directly linked to positive economic conditions in the countries where it sells its products. Material adverse changes in economic or industry conditions generally or in the specific markets served by Thomas & Betts could adversely affect the future results of the Corporation. Additionally, an economic slowdown in the U.S. or in Thomas & Betts’ major foreign markets, including Canada and Europe, could reduce the Corporation’s overall net sales. Thomas & Betts does business in geographically diverse markets. In fiscal year 2003, approximately 32% of Thomas & Betts’ net sales were generated outside of the United States. Because these influences are not always foreseeable, there can be no assurance that the business will not be affected by these occurrences.

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

Forward-looking Statements

      This Report includes forward-looking statements regarding the Corporation that are subject to risks and uncertainties in the Corporation’s operations, business, economic and political environment. Statements that contain words such as “achieve,” “guidance,” “believes,” “expects,” “anticipates,” “intends,” “estimates,” “continue,” “should,” “could,” “may,” “plan,” “possibility,” “project,” “predict,” “will” or similar expressions are forward-looking statements. Such statements are subject to risks and uncertainties, and many factors could affect the future financial results of the Corporation. Accordingly, actual results or achievements may differ materially from those expressed or implied by the forward-looking statements contained in this Report. We describe these risks and uncertainties under “Business Risks” in this Report and also in the section “Caution Regarding Forward-Looking Statements” contained in the Corporation’s Annual Report on Form 10-K for the fiscal period ended December 31, 2003. For those statements, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

First Quarter 2004 Compared with First Quarter 2003

Overview

      The Corporation’s first quarter 2004 earnings from operations were up significantly compared to the prior-year period. The earnings improvement reflects increased demand, particularly in the Corporation’s core Electrical segment markets, with the Corporation’s plants benefiting from better absorption from the sales volume increase. Although the Corporation experienced rising raw material costs — especially steel and copper — during the first quarter 2004, the adverse impact on first quarter results was minimal. First quarter 2003 also reflected a benefit of $1.8 million from the cessation of depreciation on assets held for sale.

      In addition to the items noted above, the Corporation’s net earnings comparison reflects tax benefits in the first quarter of 2004 and 2003 ($1.5 million and $2.0 million, respectively) related to specific tax exposure items resulting from the favorable completion of tax audits and a corresponding reduction in tax exposure.

Consolidated Results

	Quarter Ended

	March 31, 2004		March 30, 2003

	In	% of Net	In	% of Net
	Millions	Sales	Millions	Sales

Net sales	$353.0	100.0	$311.5	100.0
Cost of sales	253.3	71.8	226.4	72.7

Gross profit	99.7	28.2	85.1	27.3
Selling, general and administrative	73.0	20.7	73.0	23.4

Earnings from operations	26.7	7.5	12.1	3.9
Income from unconsolidated companies	0.6	0.2	0.9	0.3
Interest expense, net	(7.6)	(2.2)	(8.3)	(2.7)
Other (expense) income, net	(0.1)	—	(0.6)	(0.2)

Earnings before income taxes	19.6	5.5	4.1	1.3
Income tax provision (benefit)	4.0	1.1	(0.9)	(0.3)

Net earnings	$15.6	4.4	$5.0	1.6

Per share earnings:
Basic	$0.27		$0.09

Diluted	$0.27		$0.09

Net Sales and Gross Profit

      The Corporation’s first quarter 2004 net sales were up $41.5 million or 13.3% compared to the prior-year period. Favorable foreign currency accounted for approximately $14 million of the increase. The increase in sales was driven primarily by increased demand during 2004 in the Corporation’s core Electrical segment markets.

      The first quarter 2004 gross margin was 28.2% of net sales, compared to 27.3% in the prior-year period. The gross margin improvement reflects an increase in sales volume with the Corporation’s plants benefiting from better absorption. Rising raw material costs had a minimal impact on the Corporation’s first quarter 2004 results. The first quarter 2003 gross margin reflected a benefit of $1.8 million from the cessation of depreciation on assets held for sale.

Expenses

      First quarter 2004 selling, general and administrative (SG&A) expense was $73.0 million or 20.7% of net sales compared to $73.0 million or 23.4% of net sales in the prior-year period. The underlying improvement in SG&A expense as a percent of net sales reflects higher sales and the Corporation’s continued efforts to reduce and tightly control expenses.

Interest Expense — Net

      Net interest expense for the first quarter 2004 was down $0.7 million compared to the first quarter 2003 due largely to lower debt levels. Interest income included in net interest expense for the first quarter 2004 was relatively flat with the year-earlier period.

Income Taxes

      The Corporation’s income tax provision for the first quarter 2004 was $4.0 million or an effective tax rate of 20.3% compared to a tax benefit in the first quarter 2003 of $0.9 million. Both the 2004 and 2003 first quarters included tax benefits ($1.5 million and $2.0 million, respectively) related to specific tax exposure items resulting from the favorable completion of tax audits and a corresponding reduction in tax exposure.

Net Earnings

      Net earnings were $15.6 million, or $0.27 per basic and diluted share, in the first quarter 2004 compared to net earnings of $5.0 million, or $0.09 per basic and diluted share, in the first quarter 2003.

Segment Results

      The Corporation evaluates its business segments on the basis of segment earnings, with segment earnings defined as earnings from continuing operations before interest, taxes, asset impairments, restructuring charges and certain other charges.

      The Corporation’s segment earnings is significantly influenced by the operating performance of its Electrical segment that accounts for approximately three-fourths of the Corporation’s net sales and a majority of its segment earnings during each of the periods presented.

	Quarter Ended

	March 31, 2004		March 30, 2003

	In	% of Net	In	% of Net
Net Sales	Millions	Sales	Millions	Sales

Electrical	$276.8	78.4	$241.0	77.4
Steel Structures	26.1	7.4	22.0	7.1
Communications	20.9	5.9	22.3	7.1
HVAC	29.2	8.3	26.2	8.4

	$353.0	100.0	$311.5	100.0

	Quarter Ended

	March 31, 2004		March 30, 2003

	In	% of Net	In	% of Net
Segment Earnings	Millions	Sales	Millions	Sales

Electrical	$20.8	7.5	$8.0	3.3
Steel Structures	0.6	2.3	0.8	3.6
Communications	3.3	15.8	2.7	12.1
HVAC	2.6	8.9	1.5	5.7

	$27.3	7.7	$13.0	4.2

Electrical Segment

      First quarter 2004 net sales in the Corporation’s Electrical segment were up $35.8 million or 14.8% on a year-over-year basis. Favorable foreign currency accounted for approximately $13 million of the increase. The increase in sales primarily reflects increases in industrial spending and increased capital spending by utilities, particularly for underground distribution system maintenance and installations. Segment earnings in the first quarter 2004 were also significantly greater than in the first quarter 2003. These results reflect higher sales volumes, productivity improvements and reduced expenses.

Other Segments

      The Corporation’s Steel Structures segment net sales in the first quarter 2004 were higher than the first quarter 2003. Higher levels of capital investment by U.S. electrical utilities drove the sales increase. Segment earnings in the first quarter 2004 were basically flat compared to the first quarter 2003 primarily due to unfavorable project mix.

      The Corporation’s Communications segment net sales in the first quarter 2004 were lower than the first quarter 2003, reflecting continued weakness in CATV and telecom markets. Segment earnings in the first quarter 2004 were higher than in the first quarter 2003, reflecting the Corporation’s continued focus on tightly managing costs and improving manufacturing efficiencies. First quarter 2003 segment earnings also reflected a benefit of $1.8 million from the cessation of depreciation on assets held for sale.

      The Corporation’s HVAC segment first quarter 2004 net sales and earnings were up significantly from the first quarter 2003, reflecting an increase in industrial spending. In addition to benefiting from higher sales, the segment’s earnings improvement also reflects improved productivity and lower SG&A.

Critical Accounting Policies

      The preparation of financial statements contained in this Report requires the use of estimates and assumptions to determine certain amounts reported as net sales, costs, expenses, assets or liabilities and certain amounts disclosed as contingent assets or liabilities. There can be no assurance that actual results will not differ from those estimates or assumptions. The Corporation’s significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements in the Corporation’s Annual Report on Form 10-K for the fiscal period ended December 31, 2003. Management believes the Corporation’s critical accounting policies include: Revenue Recognition; Inventory Valuation; Goodwill and Other Intangible Assets; Long-Lived Assets; Income Taxes; and Environmental Costs.

•	Revenue Recognition: The Corporation recognizes revenue when finished products are shipped to unaffiliated customers and both title and risks of ownership are transferred. Sales discounts, quantity and price rebates, and allowances are estimated based on contractual commitments and experience and recorded in the period as a reduction of revenue in which the sale is recognized. A number of distributors, primarily in the Electrical segment, have the right to return goods under certain circumstances and those returns, which are reasonably estimable, are accrued as a reduction of revenue at the time of shipment. Management analyzes historical returns and allowances, current economic trends and specific customer circumstances when evaluating the adequacy of accounts receivable related reserves and accruals.

•	Inventory Valuation: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. To ensure inventories are carried at the lower of cost or market, the Corporation periodically evaluates the carrying value of its inventories. The Corporation also periodically performs an evaluation of inventory for excess and obsolete items. Such evaluations are based on management’s judgment and use of estimates. Such estimates incorporate inventory quantities on-hand, aging of the inventory, sales forecasts for particular product groupings, planned dispositions of product lines and overall industry trends.

•	Goodwill and Other Intangible Assets: The Corporation follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires a transitional and annual test of goodwill and indefinite lived assets associated with reporting units for indications of impairment. The Corporation performs its annual impairment assessment in the fourth quarter of each year, unless circumstances dictate more frequent assessments. Under the provisions of SFAS No. 142, each test of goodwill requires the Corporation to determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Corporation must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

•	Long-Lived Assets: The Corporation follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. For purposes of recognizing and measuring impairment of long-lived assets, the Corporation evaluates assets for associated product groups. The Corporation reviews long-lived assets to be held- and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of the primary asset in the associated product groups is less than the carrying amount of the assets, the assets are considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, the Corporation estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

•	Income Taxes: The Corporation uses the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provides a valuation allowance based on a more-likely-than-not criteria. The Corporation has valuation allowances for deferred tax assets primarily associated with operating loss carryforwards, tax credit carryforwards and deferred state income tax assets. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income, based on enacted tax law in effect as of March 31, 2004, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, which involve estimates and uncertainties, in making this assessment. Tax planning strategies include primarily sales of non-core assets. Projected future taxable income is based on management’s forecast of the operating results of the Corporation. Management periodically reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize net deferred tax assets, the Corporation will increase valuation allowances by a charge to income tax expense in the period of such determination.

•	Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of current available facts related to each site.

Liquidity and Capital Resources

      The Corporation had cash and cash equivalents of $250.3 million and $387.4 million at March 31, 2004 and December 31, 2003, respectively.

      The following table reflects the primary category totals in the Corporation’s Consolidated Statements of Cash Flows.

	Quarter Ended

	March 31,	March 30,
	2004	2003

(In millions)
Net cash provided by (used in) operating activities	$(5.0)	$(9.9)
Net cash provided by (used in) in investing activities	(5.4)	8.5
Net cash provided by (used in) financing activities	(125.8)	(61.5)
Effect of exchange-rate changes on cash	(1.0)	1.9

Net increase (decrease) in cash and cash equivalents	$(137.2)	$(61.0)

Operating Activities

      Cash used in operating activities for the first quarter 2004 improved by $4.9 million compared with the first quarter 2003. First quarter 2004 reflected stronger net earnings and a significant increase in accounts receivable. The increase in accounts receivable was driven by mix and stronger sales volumes in the quarter.

Investing Activities

      The Corporation acquired no marketable securities during the first quarter 2004 as compared to $30.8 million acquired in the same period last year. The Corporation had proceeds from matured marketable securities of approximately $0.1 million during the first quarter 2004 as compared to $45.5 million of proceeds for the same period last year.

      During the first quarter 2004, the Corporation had capital expenditures totaling $5.5 million, as compared with $6.3 million in the same period last year. Management expects capital expenditures of approximately $30 million for the full year 2004.

Financing Activities

      Cash used in first quarter 2004 financing activities reflected debt repayments of $126.5 million. Of the total current debt at December 31, 2003, $125 million of senior unsecured notes payable were paid upon maturity in January 2004 from available cash resources. Cash used in first quarter 2003 financing activities reflected debt repayments of $61.5 million.

$175 million Credit Agreement

      The Corporation has a $175 million committed revolving credit facility with a bank group which is secured primarily by accounts receivable, inventory and equipment located in the United States. The Corporation has the option, at the time of drawing funds under the facility, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank. The credit facility matures in June 2006. There were no borrowings outstanding under this facility as of March 31, 2004. The $175 million credit facility contains the following financial covenants:

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

      The Corporation is in compliance with all of these financial covenants as of March 31, 2004. However, should the Corporation breach its covenants under the credit agreement it could adversely affect the Corporation’s ability to renew or obtain new credit facilities in the future.

      The credit agreement contains other significant terms such as, in general:

      Restricted Payments and Purchases. The Corporation may not declare or make any Restricted Payment or Purchase (as defined in the credit agreement); however, provided that the Corporation is in compliance with certain financial covenants, it can pay cash dividends or repurchase common stock. The Corporation is in compliance with such financial covenants. Also, the Corporation’s subsidiaries may make certain payments to the parent or certain subsidiaries of the Corporation.

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

      At times, the Corporation is required, under certain contracts, to provide letters of credit that may be drawn in the event the Corporation fails to perform under contracts entered into in the normal course of its business activities. Such performance related letters of credit totaled $0.9 million at March 31, 2004. The remaining letters of credit relate to third-party insurance claims processing, existing debt obligations and certain tax incentive programs. At March 31, 2004, outstanding letters of credit, or similar financial instruments which reduce the amount available under the $175 million credit facility totaled $33.8 million.

Other Credit Facilities

      The Corporation has a committed revolving credit facility with a Canadian bank with a borrowing capacity to CAD$45 million which matures in September 2006. As of March 31, 2004 the Corporation had availability of CAD$45 million (approximately US$34 million as of March 31, 2004). This facility is secured by inventory and accounts receivable located in Canada. There were no borrowings outstanding under this facility as of March 31, 2004.

      The Corporation has a EUR10 million committed revolving credit facility with a European bank which has an indefinite maturity. This facility is secured by inventory and receivables located in Europe. Availability under this facility is EUR10 million (approximately

US$12 million as of March 31, 2004). There were no borrowings outstanding under this facility as of March 31, 2004.

      These other credit facilities contain standard covenants which, under certain conditions, could limit or restrict the payment of dividends, investments, liens, debt and dispositions of collateral similar to those contained in the $175 million credit agreement. Also included are financial covenants regarding minimum liquidity and capital expenditures similar to those contained in the $175 million credit agreement. The credit facilities contain standard events of default such as covenant default and cross-default.

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

      As of March 31, 2004, the Corporation’s aggregate availability of funds under its credit facilities is approximately $166.6 million, net of outstanding letters of credit. Availability under the revolving credit facilities increases or decreases with fluctuations in the value of the underlying collateral and is subject to the satisfaction of various covenants and conditions to borrowing. These are back up facilities which have not been utilized and the Corporation currently does not expect to utilize these facilities in the foreseeable future.

Off-Balance Sheet Arrangements

      As of March 31, 2004, the Corporation did not have any off-balance sheet arrangements.

Debt Securities

      The Corporation had the following senior unsecured debt securities outstanding as of March 31, 2004:

Date	Amount	Interest Rate	Interest Payable	Maturity Date

January 1996	$150 million	6.50%	January 15 and July 15	January 2006
May 1998	$115 million(a)	6.63%	May 1 and November 1	May 2008
February 1999	$150 million(a)	6.39%	March 1 and September 1	February 2009
May 2003	$125 million(a)	7.25%	June 1 and December 1	June 2013

(a)	The Corporation has entered into interest rate swaps associated with only portions of these underlying debt instruments. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”

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

$125 Million Senior Unsecured Notes Due 2013

      The indentures supporting the Corporation’s long-term debt do not contain provisions that cause the maturity of such debt to be accelerated in the event of a credit rating downgrade by either S&P or Moody’s. However, unless Moody’s and S&P have both rated the $125 million senior unsecured notes due June 2013 (the “notes”) investment grade for a continuous period of at least 30 days, the indenture governing the notes will limit or restrict the Corporation’s ability and its subsidiaries’ ability to:

•	incur indebtedness or issue preferred stock of the subsidiaries;

•	make restricted payments, including dividends, the repurchase of common stock, other distributions and investments;

•	in the case of the subsidiaries, create or permit to exist dividend or payment restrictions with respect to the parent company; and

•	sell assets or subsidiary stock.

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

Other

      As of March 31, 2004, the Corporation’s working capital (total current assets less total current liabilities) was $471.4 million or an increase of $24.0 million from December 31, 2003. The change in working capital reflects the previously mentioned increase in accounts receivable of $30.3 million due to mix and stronger sales volumes in the quarter.

      In 2001, the Corporation’s Board of Directors approved a change in the Corporation’s dividend payment practices and elected to retain its future earnings to fund the development and growth of its business. The Corporation does not presently anticipate declaring any cash dividends on the Corporation’s common stock in the foreseeable future. Future decisions concerning the payment of cash dividends on the Corporation’s common stock will depend upon its results of operations, financial condition, capital expenditure plans and other factors that the Board of Directors may consider relevant. The Corporation’s $125 million notes due 2013 contain provisions that currently limit the amount of cash dividends the Corporation is allowed to pay.

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

Recently Issued Accounting Standards

FIN 46 and FIN 46R

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which was adopted by the Corporation in 2003 and the impact was not material. In December 2003, the FASB issued FIN 46R, a revision of FIN 46. FIN 46R requires a business enterprise that has a controlling financial interest in a variable interest entity to include the assets, liabilities, and results of the activities of the variable interest entity in consolidated financial statements with those of the business enterprise. FIN 46R is effective for fiscal years beginning after December 15, 2003. The impact of adopting FIN 46R was not material to the Corporation’s consolidated financial statements.

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

      For the period ended March 31, 2004, the Corporation did not experience any material changes in market risk that affect the quantitative and qualitative disclosures presented in its Annual Report on Form 10-K for the fiscal period ended December 31, 2003 except for commodity risk discussed below.

     Commodity Risk

      The Corporation is exposed to risk from fluctuations in prices for raw materials (including steel, aluminum, zinc, copper, resins and rubber compounds) which are used to manufacture its products. Management expects rising raw material costs — especially steel and copper — will be a challenge during the second quarter 2004 and throughout the remainder of 2004. There is also a possibility of limited availability of steel during these periods. The Corporation does not currently use futures contracts to fix the price of steel and is working closely with its suppliers to avoid any serious disruption to its operations.

      At times, some of the risk associated with the usage of copper, zinc and aluminum is mitigated through the use of futures contracts that fix the price the Corporation will pay for a commodity. Outstanding contracts as of March 31, 2004 had a notional amount of $13.0 million and a market value of $2.2 million. These contracts are for 2004 raw material requirements. As of December 31, 2003, the Corporation had recorded an asset of $1.1 million which represented unrealized gains associated with open commodity contracts. A hypothetical 10% decrease in underlying commodity market prices would result in an unrealized loss of $1.5 million.

Item 4.	Controls and Procedures

      As of the end of the period covered by this Report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s Disclosure Committee and senior management, including Dominic J. Pileggi, the Corporation’s Chief Executive Officer and Kenneth W. Fluke, the Corporation’s Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) or 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      See Note 11, “Contingencies,” in the Notes to Condensed Consolidated Financial Statements included herein.

Item 5.	Other Information

      (a) See “Cautionary Statement Regarding Forward-Looking Statements” included in Part I, Item 2 hereof.

Item 6.	Exhibits and Reports on Form 8-K

      (a) The following exhibits are filed as part of this Report:

12	Statement re Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Principal Executive Officer Under Securities Exchange Act Rules 13a-15(e) and 15d-15(e).
31.2	Certification of Principal Financial Officer Under Securities Exchange Act Rules 13a-15(e) and 15d-15(e).
32	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

      (b) Reports on Form 8-K

      On February 13, 2004, the Corporation filed a Current Report on Form 8-K, Items 5, 7 and 9, commenting on its financial results for the fiscal year ended December 31, 2003.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMAS & BETTS CORPORATION
(Registrant)

By:	/s/ KENNETH W. FLUKE

Kenneth W. Fluke
Senior Vice President and
Chief Financial Officer
(principal financial officer and
principal accounting officer)

Date: May 6, 2004

EXHIBIT INDEX

12	Statement re Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Principal Executive Officer Under Securities Exchange Act Rules 13a-15(e) and 15d-15(e).
31.2	Certification of Principal Financial Officer Under Securities Exchange Act Rules 13a-15(e) and 15d-15(e).
32	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.