Form 10-Q
period 2004-06-30
THOMAS & BETTS CORP
filed 2004-08-09
CIK 97854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

Form 10-Q

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

For the quarterly period ended June 30, 2004

or

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑     No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Title of Each Class	at August 2, 2004

Common Stock, $.10 par value	58,968,253

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended

	June 30,	June 29,	June 30,	June 29,
	2004	2003	2004	2003

Net sales	$368,973	$322,661	$721,961	$634,143
Cost of sales	261,719	239,182	515,008	465,588

Gross margin	107,254	83,479	206,953	168,555
Selling, general and administrative	71,634	68,618	144,648	141,550

Earnings from operations	35,620	14,861	62,305	27,005
Income from unconsolidated companies	556	558	1,220	1,412
Interest expense, net	(7,484)	(9,139)	(15,098)	(17,419)
Other (expense) income, net	(957)	232	(1,092)	(371)

Earnings before income taxes	27,735	6,512	47,335	10,627
Income tax provision (benefit)	7,766	(242)	11,754	(1,131)

Net earnings	$19,969	$6,754	$35,581	$11,758

Earnings per share:
Basic	$0.34	$0.12	$0.61	$0.20

Diluted	$0.34	$0.12	$0.60	$0.20

Average shares outstanding:
Basic	58,544	58,461	58,419	58,412
Diluted	59,200	58,463	58,944	58,416

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2004	2003

ASSETS
Current Assets
Cash and cash equivalents	$267,526	$387,425
Marketable securities	1,904	1,704
Receivables, net	209,947	168,542
Inventories:
Finished goods	102,652	95,993
Work-in-process	30,089	30,904
Raw materials	72,480	63,346

Total inventories	205,221	190,243

Deferred income taxes	50,343	50,016
Prepaid expenses	11,687	14,349

Total Current Assets	746,628	812,279

Property, plant and equipment
Land	15,962	15,927
Buildings	172,203	173,985
Machinery and equipment	601,178	604,791
Construction-in-progress	9,780	9,163

	799,123	803,866
Less accumulated depreciation	(512,897)	(500,156)

Net property, plant and equipment	286,226	303,710

Goodwill	454,506	455,113
Investments in unconsolidated companies	121,554	121,732
Deferred income taxes	50,178	52,707
Other assets	35,404	37,084

Total Assets	$1,694,496	$1,782,625

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$4,484	$133,344
Accounts payable	131,858	113,724
Accrued liabilities	102,484	111,478
Income taxes payable	8,895	6,414

Total Current Liabilities	247,721	364,960

Long-Term Liabilities
Long-term debt	545,761	551,972
Other long-term liabilities	131,764	134,266
Shareholders’ Equity
Common stock	5,895	5,848
Additional paid-in capital	354,982	345,646
Retained earnings	472,569	436,988
Unearned compensation-restricted stock	(3,035)	(2,014)
Accumulated other comprehensive income (loss)	(61,161)	(55,041)

Total Shareholders’ Equity	769,250	731,427

Total Liabilities and Shareholders’ Equity	$1,694,496	$1,782,625

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	June 30,	June 29,
	2004	2003

Cash Flows from Operating Activities:
Net earnings	$35,581	$11,758
Adjustments:
Depreciation and amortization	26,530	24,144
Amortization of restricted stock	1,282	1,379
Undistributed earnings from unconsolidated companies	(1,220)	(1,412)
Mark-to-market adjustment for derivative instruments	178	47
Loss on sale of property, plant and equipment	266	261
Deferred income taxes	2,405	(9,008)
Changes in operating assets and liabilities — net:
Receivables	(43,437)	(16,611)
Inventories	(16,596)	(2,493)
Accounts payable	19,289	(2,956)
Accrued liabilities	(8,354)	(9,166)
Income taxes payable	2,671	(5,025)
Other	(1,852)	6,021

Net cash provided by (used in) operating activities	16,743	(3,061)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(11,002)	(14,289)
Proceeds from sale of property, plant and equipment	158	234
Marketable securities acquired	(521)	(30,941)
Proceeds from matured marketable securities	309	79,067

Net cash provided by (used in) investing activities	(11,056)	34,071

Cash Flows from Financing Activities:
Proceeds from long-term debt and other borrowings	—	125,191
Repayment of long-term debt and other borrowings	(129,306)	(63,535)
Stock options exercised	6,205	—
Debt issuance costs on recapitalization	—	(3,391)

Net cash provided by (used in) financing activities	(123,101)	58,265

Effect of exchange-rate changes on cash	(2,485)	8,237

Net increase (decrease) in cash and cash equivalents	(119,899)	97,512
Cash and cash equivalents — beginning of period	387,425	177,994

Cash and cash equivalents — end of period	$267,526	$275,506

Cash payments for interest	$24,794	$23,018
Cash payments for income taxes	$7,457	$10,710

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

      In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary for the fair presentation of the Corporation’s financial position as of June 30, 2004, and December 31, 2003, and the results of operations and cash flows for the periods ended June 30, 2004, and June 29, 2003.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal period ended December 31, 2003. The results of operations for the periods ended June 30, 2004 and, June 29, 2003, are not necessarily indicative of the operating results for the full year.

      Certain reclassifications have been made to prior periods to conform to the current year presentation.

2.	Basic and Diluted Earnings Per Share

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Quarter Ended		Six Months Ended

	June 30,	June 29,	June 30,	June 29,
	2004	2003	2004	2003
(In thousands, except per share data)
Net earnings	$19,969	$6,754	$35,581	$11,758
Basic:
Average shares outstanding	58,544	58,461	58,419	58,412

Basic earnings per share	$0.34	$0.12	$0.61	$0.20

Diluted shares:
Average shares outstanding	58,544	58,461	58,419	58,412
Additional shares from the assumed exercise of stock options and vesting of restricted stock	656	2	525	4

	59,200	58,463	58,944	58,416

Diluted earnings per share	$0.34	$0.12	$0.60	$0.20

      Out-of-the-money options for the purchase of shares of Common Stock that were excluded because of their anti-dilutive effect totaled 1.8 million shares for the second quarter of 2004 and 5.7 million for the second quarter of 2003. These out-of-the-money options totaled 2.0 million for the first six months of 2004 and 5.6 million shares for the first six months of 2003.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

3.	Stock-Based Compensation

      The Corporation applies the intrinsic-value-based method to account for its fixed-plan stock options. The following table illustrates the effect on net earnings and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Quarter Ended		Six Months Ended

	June 30,	June 29,	June 30,	June 29,
	2004	2003	2004	2003
(In thousands, except per share data)
Net earnings, as reported	$19,969	$6,754	$35,581	$11,758
Deduct total incremental stock-based compensation expense determined under fair- value-based method for all awards, net of related tax effects	(1,002)	(1,333)	(2,412)	(2,422)

Pro forma net earnings	$18,967	$5,421	$33,169	$9,336

Earnings per share:
Basic — as reported	$0.34	$0.12	$0.61	$0.20

Basic — pro forma	$0.32	$0.09	$0.57	$0.16

Diluted — as reported	$0.34	$0.12	$0.60	$0.20

Diluted — pro forma	$0.32	$0.09	$0.56	$0.16

      A valuation using the fair-value-based accounting method has been made for applicable stock options granted as of June 30, 2004, and June 29, 2003. That valuation was performed using the Black-Scholes option-pricing model.

4.	Income Taxes

      The Corporation’s income tax provision for the second quarter 2004 was $7.8 million, or an effective rate of 28.0% of pre-tax income, compared to a tax benefit in the second quarter 2003 of $0.2 million. The second quarter 2003 tax benefit reflects a $2.0 million tax benefit resulting from the favorable completion of tax audits and a corresponding reduction in tax exposure.

      The Corporation’s income tax provision for the first six months of 2004 was $11.8 million or an effective rate of 24.8% compared to a tax benefit in the first six months of 2003 of $1.1 million. Both the first six months of 2004 and 2003 included tax benefits ($1.5 million for 2004 and $4.0 million for 2003) resulting from the favorable completion of tax audits and a corresponding reduction in tax exposure.

      Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income and tax planning strategies, based on tax laws in effect as of June 30, 2004, will be sufficient to realize the

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

recorded deferred tax assets, net of the existing valuation allowance at June 30, 2004. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Projected future taxable income is based on management’s forecast of the operating results of the Corporation, and there can be no assurance that such results will be achieved. Management periodically reviews such forecasts in comparison with actual results and expected trends.

      Management has identified certain tax planning strategies that it could utilize to avoid the loss carryforwards expiring prior to their realization. These tax planning strategies include primarily sales of non-core assets. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize the net deferred tax assets, the Corporation will increase the valuation allowance by a charge to income tax expense in the period of such determination. Additionally, if events occur in subsequent periods to indicate that a previously recorded valuation allowance is no longer needed, the Corporation will decrease the valuation allowance by providing an income tax benefit in the period of such determination.

5.	Comprehensive Income

      Total comprehensive income and its components are as follows:

	Quarter Ended		Six Months Ended

	June 30,	June 29,	June 30,	June 29,
	2004	2003	2004	2003
(In thousands)
Net income	$19,969	$6,754	$35,581	$11,758
Foreign currency translation adjustments	(3,893)	23,034	(6,095)	32,360
Unrealized gains (losses) on securities	(17)	(55)	(25)	(106)

Comprehensive income	$16,059	$29,733	$29,461	$44,012

6.	Derivative Instruments

      The Corporation is exposed to market risk from changes in raw material prices, foreign-exchange rates, and interest rates. At times, the Corporation may enter into various derivative instruments to manage certain of those risks. The Corporation does not enter into derivative instruments for speculative or trading purposes.

Commodities Futures Contracts

      The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, zinc, copper, resins and rubber compounds. At times, some of the risk associated with usage of copper, zinc and aluminum is mitigated through the use of futures contracts that fix the price the Corporation will pay for a commodity. Commodities futures contracts utilized by the Corporation have not previously been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. Mark-to-market gains and losses for commodities futures, if any, are recorded in cost of sales. As of June 30, 2004, the Corporation had outstanding

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

commodities futures contracts with a notional amount of $13.5 million and a market value of $0.9 million. As of December 31, 2003, the Corporation had outstanding commodities futures contracts with a notional amount of $12.2 million and a market value of $1.1 million. Cost of sales for the quarter ended June 30, 2004, reflects a loss of $1.3 million related to the mark-to-market adjustments for commodities futures contracts and for the quarter ended June 29, 2003, a gain of $0.1 million. Cost of sales for the six months ended June 30, 2004, reflects a loss of $0.2 million related to the mark-to-market adjustments for commodities futures contracts and had no effect for the six months ended June 29, 2003.

Forward Foreign Exchange Contracts

      From time to time, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of principally European currencies. Forward foreign exchange contracts utilized by the Corporation have not previously been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. Mark-to-market gains and losses for forward foreign exchange contracts, if any, are recorded in other expense, net. As of June 30, 2004, the Corporation had no outstanding forward exchange contracts related to foreign currencies. As of December 31, 2003, the Corporation had outstanding forward sale contracts with a notional amount of $14.2 million related to European currencies. Other expense, net for the quarters and six months ended June 30, 2004 and June 29, 2003, reflected no impact from mark-to-market adjustments for forward foreign exchange contracts.

Interest Rate Swap Agreements

      As of June 30, 2004, the Corporation had interest rate swap agreements totaling a notional amount of $250 million with approximately one-third maturing in each of the years 2008, 2009 and 2013. The interest rate swaps qualify for the short-cut method of accounting for a fair value hedge under SFAS No. 133. The amount to be paid or received under the interest rate swap agreements is recorded as a component of net interest expense. Net interest expense for both of the quarters ended June 30, 2004 and June 29, 2003, reflect benefits of $1.5 million associated with these interest rate swap agreements. Net interest expense for the six months ended June 30, 2004, reflects a benefit of $3.2 million and for the six months ended June 29, 2003, reflects a benefit of $3.0 million associated with these interest rate swap agreements.

      At June 30, 2004, the net out-of-the-money fair value of the interest rate swaps was $9.6 million and was recorded in other long-term liabilities. There was an off-setting $9.6 million net decrease in the book value of the debt hedged. At December 31, 2003, the net out-of-the-money fair value of the interest rate swaps was $4.3 million, which is comprised of $4.9 million classified in other long-term liabilities and $0.6 million classified in other long-term assets, with an off-setting $4.3 million net decrease in the book value of the debt hedged.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

7.	Debt

      The Corporation’s long-term debt at June 30, 2004, and December 31, 2003, was:

	June 30,	December 31,
	2004	2003
(In thousands)
Unsecured notes
8.25% Notes due 2004	$—	$124,997 (a)
6.50% Notes due 2006	151,454	151,927
7.25% Notes due 2013(b)	118,293	120,062
Unsecured medium-term notes
6.63% Medium-term notes due 2008(b)	113,579	115,216
6.39% Medium-term notes due 2009(b)	148,387	150,276
Non-U.S. borrowings due through 2005	5,751	5,751
Industrial revenue bonds due through 2008	6,355	7,055
Other, including capital leases	6,426	10,032

Long-term debt (including current maturities)	550,245	685,316
Less current portion	4,484	133,344

Long-term debt	$545,761	$551,972

(a)	Paid in January 2004 from available cash resources.

(b)	See Note 6 regarding interest rate swap agreements.

      The Corporation has a $175 million committed revolving credit facility with a bank group that is secured by, among other things, accounts receivable, inventory and equipment located in the United States. The credit facility contains, among other things, conditions precedent for borrowing; covenants which, under certain conditions, could limit or restrict investments, disposition of collateral and payment of dividends; financial covenants regarding additional debt, liens, minimum liquidity and capital expenditures; and standard events of default. The Corporation pays an annual unused commitment fee of 62.5 basis points on the undrawn balance to maintain this facility. No borrowings were outstanding under this facility as of June 30, 2004. Any borrowings outstanding as of June 2006 would mature on that date.

      Outstanding letters of credit, which reduced availability under the credit facility, amounted to $33.0 million at June 30, 2004. At times, the Corporation is required, under certain contracts, to provide letters of credit that may be drawn in the event the Corporation fails to perform under contracts entered into in the normal course of its business activities. Such performance related letters of credit totaled $0.3 million at June 30, 2004. The remaining letters of credit relate to third-party insurance claims processing, existing debt obligations and certain tax incentive programs.

      The Corporation has a CAD$45 million (approximately US$33 million) committed revolving credit facility with a Canadian bank that is secured by inventory and accounts receivable located in Canada. The Corporation pays an annual unused commitment fee of

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

27.5 basis points on the undrawn balance to maintain this facility. This facility matures in September 2006 and no borrowings were outstanding as of June 30, 2004.

      The Corporation has a EUR10 million (approximately US$12 million) committed revolving credit facility with a European bank that is secured by inventory and receivables located in Europe. The Corporation pays an annual unused commitment fee of 62.5 basis points on the undrawn balance to maintain this facility. This facility has an indefinite maturity and no borrowings were outstanding as of June 30, 2004.

      As of June 30, 2004, the Corporation’s aggregate availability of funds under its credit facilities is approximately $178.7 million, after deducting outstanding letters of credit. Availability under the revolving credit facilities increases or decreases with fluctuations in the value of the underlying collateral and is subject to the satisfaction of various covenants and conditions to borrowing. The Corporation has the option, at the time of drawing funds under any of the credit facilities, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank. These are back up facilities which have not been utilized and the Corporation currently does not expect to utilize these facilities in the foreseeable future.

8.	Assets Held for Sale

      Approximately $41 million of previously held for sale assets associated with certain communications product lines in the Electrical segment were reclassified as assets held and used as of March 30, 2003. This reflected the Corporation’s decision during the second quarter of 2003 to no longer actively pursue a sale of those assets. The previous cessation of depreciation on these assets during the first quarter of 2003 was $1.8 million. No reinstatement of previous depreciation is required for these assets and the Corporation began prospective depreciation in the second quarter of 2003.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

9.	Pension and Post-retirement Benefits

      Net periodic cost for the Corporation’s defined benefit pension plans and for post-retirement health-care and life insurance benefits included the following components:

	Quarter Ended

			Post-retirement
	Pension Benefits		Benefits

	June 30,	June 29,	June 30,	June 29,
	2004	2003	2004	2003

(In thousands)
Service cost — benefits earned during the period	$1,902	$1,933	$3	$4
Interest cost on projected benefit obligation	4,510	3,499	263	256
Expected return on plan assets	(4,752)	(4,006)	—	—
Net amortization of unrecognized:
Transition obligation (asset)	(2)	(7)	189	190
Prior service cost (gain)	255	295	(58)	(61)
Plan net loss (gain)	708	698	23	(110)
Settlement loss	—	—	—	—

Net periodic pension cost	$2,621	$2,412	$420	$279

	Six Months Ended

			Post-retirement
	Pension Benefits		Benefits

	June 30,	June 29,	June 30,	June 29,
	2004	2003	2004	2003

(In thousands)
Service cost — benefits earned during the period	$4,354	$3,959	$9	$9
Interest cost on projected benefit obligation	9,116	8,917	493	512
Expected return on plan assets	(8,948)	(8,161)	—	—
Net amortization of unrecognized:
Transition obligation (asset)	(4)	(15)	383	384
Prior service cost (gain)	506	542	(117)	(117)
Plan net loss (gain)	1,935	1,448	(13)	(241)
Settlement loss	1,725	—	—	—

Net periodic pension cost	$8,684	$6,690	$755	$547

      The Corporation disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, that it expected to contribute $6 million to its qualified pension plans in 2004. As of June 30, 2004, approximately $5 million of contributions have been made. The Corporation presently anticipates contributing an additional $1 million to fund its qualified pension plans during 2004 for a total of $6 million. As of June 30, 2004, the Corporation had contributed approximately $4 million to its non-qualified pension plans to fund withdrawals and presently does not anticipate further contributions during 2004 to those plans.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

10.	Segment Disclosures

      The Corporation has three reportable segments: Electrical, Steel Structures and HVAC. During the second quarter of 2004, the Corporation aggregated its Communications segment, which was previously reported separately, into its Electrical segment. The Electrical segment and the former Communications segment have similar business and economic characteristics. Segment information for prior periods has been conformed to the current presentation.

      The Electrical segment designs, manufactures and markets thousands of different connectors, components and other products for electrical applications. The Steel Structures segment designs, manufactures and markets tubular steel transmission and distribution poles and lattice steel transmission towers for North American power and telecommunications companies. The HVAC segment designs, manufactures and markets heating and ventilation products for commercial and industrial buildings.

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

	Quarter Ended		Six Months Ended

	June 30,	June 29,	June 30,	June 29,
	2004	2003	2004	2003

(In thousands)
Net sales:
Electrical	$311,010	$275,949	$608,699	$539,254
Steel Structures	29,951	21,346	56,081	43,311
HVAC	28,012	25,366	57,181	51,578

Total net sales	$368,973	$322,661	$721,961	$634,143

Segment earnings:
Electrical	$32,514	$14,323	$56,681	$25,013
Steel Structures	2,571	695	3,181	1,522
HVAC	1,091	401	3,663	1,882

Total reportable segment earnings	36,176	15,419	63,525	28,417
Interest expense, net	(7,484)	(9,139)	(15,098)	(17,419)
Other (expense) income, net	(957)	232	(1,092)	(371)

Earnings before income taxes	$27,735	$6,512	$47,335	$10,627

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

11.	Contingencies

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

      A seven-week trial in the fall 2001 resulted in a jury verdict in favor of the Corporation. However, 13 months later, the trial court overturned that verdict in granting plaintiffs’ judgment notwithstanding the verdict motions. On December 17, 2002, the trial court judge found the Thomas & Betts’ product, an adhesive backed mounting base, to be unreasonably dangerous and therefore assigned 25% fault to T&B. The judge set the damages for the injured worker at $20 million and the damages for Kaiser at $335 million. The Corporation’s 25% allocation is $88.8 million, plus legal interest. The Corporation has appealed this ruling. Management believes there are meritorious defenses to the claim and intends to contest the litigation vigorously.

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

Asbestos

      The Corporation and two subsidiaries, Amerace Corporation and L.E. Mason (Red Dot), acquired respectively in 1995 and 1999, are subject to asbestos lawsuits in Mississippi, New Jersey and four other states, related to either undefined and unidentified or historic products. In all cases, the Corporation is investigating these allegations. Amerace is one of hundreds of defendants and Red Dot and the Corporation are one of dozens of defendants. No product of Amerace, Red Dot or Thomas and Betts has been identified in these cases that contain asbestos. The Corporation has been dismissed in two of the lawsuits. In the Amerace litigation, four lawsuits have already been dismissed. Potential exposure at this time, if any, cannot be estimated. Management believes, however, that there is no merit to these claims, that damages, if any, are remote and believes that a loss is not probable in any of these cases. Insurance coverage is available in connection with these claims.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

Executive Overview

Introduction

      Thomas & Betts Corporation is a leading designer and manufacturer of connectors and components for electrical markets. We are also a leading producer of highly engineered steel structures, used primarily for utility power lines, and industrial heating units. We operate approximately 130 manufacturing, distribution and office facilities around the world in approximately 20 countries. Manufacturing, marketing and sales activities are concentrated primarily in North America and Europe.

      We sell our products (1) through electrical, telephone, cable and heating, ventilation and air-conditioning distributors; (2) directly to original equipment manufacturers and certain end users; and (3) through mass merchandisers, catalog merchandisers and home improvement centers. We pursue growth through market penetration, new product development, and, at times, acquisitions.

2004 Outlook

      We expect higher costs of raw materials — especially steel — during the second half of 2004 than were encountered during the first half of 2004. For the remainder of 2004, we expect steel and other raw material cost increases to be between $12 million to $15 million per quarter. We continue to believe that the higher raw materials costs during the balance of 2004 will be largely offset through higher prices for our products, and, to a lesser extent, productivity improvements. If steel prices continue to rise, we will consider further price increases.

      Continued strong demand for steel combined with low levels of steel imports, as the U.S. dollar remains weak, is putting pressure on the domestic supply of steel. Therefore, we face the possibility of limited availability for steel — primarily in our highly engineered Steel Structures segment — during the remainder of 2004, but are working closely with our steel suppliers to avoid any serious disruption to our operations.

      Based on our experience during the first half of 2004, we expect a high-single-digit increase in sales and significantly higher earnings in the second half of 2004 compared to the same period in 2003. We now believe our full-year 2004 net earnings per diluted share will fall within the range of $1.20 to $1.25.

Business Risks

      There are many factors that could pose a risk to our business and our ability to execute our business plan, some of which are beyond our control. A description of these factors is included in the “Business Risks” section of our Annual Report on Form 10-K for the fiscal period ended December 31, 2003. These factors include, but are not limited to:

• Risks Related to Credit Quality of Customers

• Negative Economic Conditions May Adversely Affect Performance

• Changes in Customer Demand

•	Adverse Regulatory, Environmental, Monetary or Other Governmental Policies Which May Affect Profitability

•	Adequacy of Insurance

•	Terrorist Acts and Acts of War

Forward-looking Statements

      This Report includes forward-looking statements that are subject to risks and uncertainties in our operations, business, economic and political environment. Statements that contain words such as “achieve,” “believes,” “expects,” “trend,” “continue,” “should,” “could,” “may,” “plan,” “possibility,” “projected,” “will” or similar expressions are forward-looking statements. Such statements are subject to risks and uncertainties, and many factors could affect the future financial results of the Corporation. Accordingly, actual results or achievements may differ materially from those expressed or implied by the forward-looking statements contained in this Report. For more information about these risks and uncertainties please see the section entitled, “Caution Regarding Forward-Looking Statements” contained in our Annual Report on Form 10-K for the fiscal period ended December 31, 2003.

Comparison of Periods in 2004 with Periods in 2003

Overview

      Our earnings from operations for the second quarter and first six months of 2004 were up significantly compared to the prior-year periods. These earnings improvements reflect increased demand in all of our segments, with our plants benefiting from better absorption on the increased sales volumes. Although we experienced rising raw material costs — especially steel — during the first half of 2004, the adverse impacts on results for the second quarter and first six months of 2004 were minimal as the higher raw materials costs were largely offset through higher prices for our products, and to a lesser extent, productivity improvements.

Consolidated Results

	Quarter Ended

	June 30, 2004		June 29, 2003

	In	% of Net	In	% of Net
	Millions	Sales	Millions	Sales

Net sales	$369.0	100.0	$322.7	100.0
Cost of sales	261.7	70.9	239.2	74.1

Gross profit	107.3	29.1	83.5	25.9
Selling, general and administrative	71.7	19.4	68.6	21.3

Earnings from operations	35.6	9.7	14.9	4.6
Income from unconsolidated companies	0.6	0.1	0.6	0.2
Interest expense, net	(7.5)	(2.0)	(9.1)	(2.8)
Other (expense) income, net	(0.9)	(0.3)	0.2	—

Earnings before income taxes	27.8	7.5	6.6	2.0
Income tax provision (benefit)	7.8	2.1	(0.2)	(0.1)

Net earnings	$20.0	5.4	$6.8	2.1

Per share earnings:
Basic	$0.34		$0.12

Diluted	$0.34		$0.12

	Six Months Ended

	June 30, 2004		June 29, 2003

	In	% of Net	In	% of Net
	Millions	Sales	Millions	Sales

Net sales	$722.0	100.0	$634.2	100.0
Cost of sales	515.0	71.3	465.6	73.4

Gross profit	207.0	28.7	168.6	26.6
Selling, general and administrative	144.7	20.1	141.6	22.3

Earnings from operations	62.3	8.6	27.0	4.3
Income from unconsolidated companies	1.3	0.2	1.4	0.2
Interest expense, net	(15.1)	(2.1)	(17.4)	(2.7)
Other (expense) income, net	(1.1)	(0.2)	(0.3)	(0.1)

Earnings before income taxes	47.4	6.5	10.7	1.7
Income tax provision (benefit)	11.8	1.6	(1.1)	(0.2)

Net earnings	$35.6	4.9	$11.8	1.9

Per share earnings:
Basic	$0.61		$0.20

Diluted	$0.60		$0.20

Net Sales and Gross Profit

      Our second quarter 2004 net sales were up $46.3 million, or 14.4%, from the prior-year period. Favorable foreign currency accounted for approximately $7 million of the increase. For the first six months of 2004, net sales were up $87.8 million, or 13.8% from the prior-year period. Favorable currency accounted for approximately $21 million of the year to date increase. The increases in sales volume reflect increased demand during 2004 in all of our segments.

      The second quarter 2004 gross margin was 29.1% of net sales, compared to 25.9% in the prior-year period. For the first six months of 2004, our gross margin was 28.7% of net sales, compared to 26.6% in the prior-year period. These gross margin improvements reflect increased sales volumes with our plants benefiting from better absorption. Rising raw material costs had a minimal impact on our 2004 results, as increases were largely off-set through higher prices for our products, and to a lesser extent, productivity improvements. Our year to date gross margin in 2003 reflected a first quarter benefit of $1.8 million from the cessation of depreciation on assets previously held for sale.

Expenses

      Second quarter 2004 selling, general and administrative (SG&A) expense was 19.4% of net sales, compared to 21.3% of net sales in the prior-year period. For the first six months of 2004, our SG&A expense was 20.1% of net sales, compared to 22.3% of net sales in the prior-year period. These underlying improvements in SG&A expense as a percent of net sales reflect higher sales levels and our continued efforts to reduce and tightly control expenses.

Interest Expense — Net

      Net interest expense for the second quarter 2004 was $7.5 million, down from $9.1 million compared to the year-earlier period due primarily to lower debt levels. For the first six months of 2004, our net interest expense was $15.1 million, down from $17.4 million in the prior-year period, also due primarily to lower debt levels. Interest income of $0.8 million for the second quarter of 2004 and $1.8 million for the first six months of 2004, which are included in net interest expense, were relatively flat with the prior year periods.

Income Taxes

      Our income tax provision for the second quarter 2004 was $7.8 million or an effective tax rate of 28.0% of pre-tax income compared to a tax benefit in the second quarter 2003 of $0.2 million. The second quarter 2003 tax benefit reflects a $2.0 million tax benefit resulting from the favorable completion of tax audits and a corresponding reduction in tax exposure. For the first six months of 2004, our income tax provision was $11.8 million or an effective rate of 24.8% compared to a tax benefit in the year-earlier period of $1.1 million. Both the first six months of 2004 and 2003 included tax benefits ($1.5 million for 2004 and $4.0 million for 2003) resulting from the favorable completion of tax audits and a corresponding reduction in tax exposure.

Net Earnings

      Net earnings were $20.0 million, or $0.34 per basic and diluted share, in the second quarter 2004 compared to net earnings of $6.8 million, or $0.12 per basic and diluted share, in the second quarter 2003. For the first six months of 2004, net earnings were $35.6 million, or $0.61 per basic and $0.60 per diluted share, compared to net earnings of $11.8 million, or $0.20 per basic and diluted share, in the year-earlier period.

Segment Results

      We evaluate our business segments on the basis of segment earnings, with segment earnings defined as earnings from continuing operations before interest, taxes, asset impairments, restructuring charges and certain other charges.

      The Corporation has three reportable segments: Electrical, Steel Structures and HVAC. During the second quarter of 2004, the Corporation aggregated its Communications segment, which was previously reported separately, into its Electrical segment. The Electrical segment and the former Communications segment have similar business and economic characteristics. Segment information for prior periods has been conformed to the current presentation.

      Our aggregate segment earnings are significantly influenced by the operating performance of the Electrical segment that represents more than three-fourths of net sales and a substantial portion of segment earnings during each of the periods presented.

	Quarter Ended				Six Months Ended

	June 30, 2004		June 29, 2003		June 30, 2004		June 29, 2003

	In	% of Net	In	% of Net	In	% of Net	In	% of Net
Net Sales	Millions	Sales	Millions	Sales	Millions	Sales	Millions	Sales

Electrical	$311.0	84.3	$276.0	85.5	$608.7	84.3	$539.3	85.0
Steel Structures	30.0	8.1	21.3	6.6	56.1	7.8	43.3	6.8
HVAC	28.0	7.6	25.4	7.9	57.2	7.9	51.6	8.2

	$369.0	100.0	$322.7	100.0	$722.0	100.0	$634.2	100.0

	Quarter Ended				Six Months Ended

	June 30, 2004		June 29, 2003		June 30, 2004		June 29, 2003

	In	% of Net	In	% of Net	In	% of Net	In	% of Net
Segment Earnings	Millions	Sales	Millions	Sales	Millions	Sales	Millions	Sales

Electrical	$32.5	10.5	$14.3	5.2	$56.7	9.3	$25.0	4.6
Steel Structures	2.6	8.6	0.7	3.3	3.2	5.7	1.5	3.5
HVAC	1.1	3.9	0.4	1.6	3.6	6.4	1.9	3.6

	$36.2	9.8	$15.4	4.8	$63.5	8.8	$28.4	4.5

Electrical Segment

      Second quarter 2004 net sales in the Electrical segment were up $35.0 million or 12.7% on a year-over-year basis. Favorable foreign currency accounted for approximately $7 million of the increase. For the first six months of 2004, net sales for the Electrical segment were up $69.4 million or 12.9% on a year-over-year basis. Foreign currency accounted for approximately $19 million of the increase. The increases in sales volumes are primarily as a result of increases in industrial spending and increased capital spending by utilities, particularly for underground distribution system maintenance and installations.

      Second quarter 2004 segment earnings in the Electrical segment increased significantly to $32.5 million compared to the second quarter 2003. For the first six months of 2004, Electrical segment earnings of $56.7 million were also significantly higher than the year-earlier period. These results reflect the impact of higher sales volumes, productivity improvements and our ability to largely offset higher raw material costs.

Other Segments

      Second quarter 2004 net sales in the Steel Structures segment were up $8.6 million or 40.3% on a year-over-year basis. For the first six months of 2004, net sales for the Steel Structures segment were up $12.8 million or 29.5% on a year-over-year basis. Investment by U.S. electrical utilities to complete previously scheduled network upgrades and expansion projects drove these sales increases. Segment earnings in the second quarter and first six months of 2004 were also higher compared to the year-earlier periods, reflecting the higher sales volumes and our ability to largely offset higher raw material costs through the use of steel surcharges.

      Second quarter 2004 net sales in the HVAC segment were up $2.6 million or 10.4% on a year-over-year basis. For the first six months of 2004, net sales for the HVAC segment were up $5.6 million or 10.9% on a year-over-year basis. These increases reflect an increase in industrial spending. Segment earnings in the second quarter and first six months of 2004 were also higher compared to the year-earlier periods, reflecting higher sales volumes and lower expenses.

Critical Accounting Policies

      The preparation of financial statements contained in this Report requires the use of estimates and assumptions to determine certain amounts reported as net sales, costs, expenses, assets or liabilities and certain amounts disclosed as contingent assets or liabilities. We cannot assure that actual results will not differ from those estimates or assumptions. Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal period ended December 31, 2003. We believe that our critical accounting policies include: Revenue Recognition; Inventory Valuation; Goodwill and Other Intangible Assets; Long-Lived Assets; Income Taxes; and Environmental Costs.

•	Revenue Recognition: We recognize revenue when finished products are shipped to unaffiliated customers and both title and risks of ownership are transferred. Sales discounts, quantity and price rebates, and allowances are estimated based on contractual commitments and experience and recorded in the period as a reduction of revenue in which the sale is recognized. Some distributors, primarily in the Electrical segment, have the right to return goods under certain circumstances and those returns, which are reasonably estimable, are accrued as a reduction of revenue at the time of shipment. We analyze historical returns and allowances, current economic trends and specific customer circumstances when evaluating the adequacy of accounts receivable-related reserves and accruals.

•	Inventory Valuation: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. To ensure inventories are carried at the lower of cost or market, we periodically evaluate the carrying value of our inventories. We also periodically perform an evaluation of inventory for excess and obsolete items. Such evaluations are based on our judgment and use of estimates. Such estimates incorporate inventory quantities on-hand, aging of the inventory, sales forecasts for particular product groupings, planned dispositions of product lines and overall industry trends.

•	Goodwill and Other Intangible Assets: We follow the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires a transitional and annual test of goodwill and indefinite lived assets associated with reporting units for indications of impairment. We perform our annual impairment assessment in the fourth quarter of each year, unless circumstances dictate more frequent assessments. Under the provisions of SFAS No. 142, each test of goodwill requires us to determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform a second, more detailed, impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of our recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

•	Long-Lived Assets: We follow the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. For purposes of recognizing and measuring impairment of long-lived assets, we evaluate assets for associated product groups. We review long-lived assets to be held- and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of the primary asset in the associated product groups is less than the carrying amount of the assets, the assets are considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, we estimate fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

•	Income Taxes: We use the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provides a valuation allowance based on a more-likely-than-not criteria. We have valuation allowances for deferred tax assets primarily associated with operating loss carryforwards, tax credit carryforwards and deferred state income tax assets. Realization of the deferred tax assets is dependent upon our ability to generate sufficient future taxable income and, if necessary, execution of our tax planning strategies. We believe that it is more-likely-than-not that future taxable income, based on enacted tax law in effect as of June 30, 2004, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, which involve estimates and uncertainties, in making this assessment. Tax planning strategies include primarily sales of non-core assets. Projected future taxable income is based on our forecast of Thomas & Betts’ operating results. We periodically review such forecasts in comparison with actual results and expected trends. In the event we determine that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize net deferred tax assets, we will increase valuation allowances by a charge to income tax expense in the period of such determination.

•	Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of current available facts related to each site.

Liquidity and Capital Resources

      We had cash and cash equivalents of $267.5 million at June 30, 2004, and $387.4 million at December 31, 2003.

      The following table reflects the primary category totals in our Consolidated Statements of Cash Flows.

	Six Months Ended

	June 30,	June 29,
	2004	2003

(In millions)
Net cash provided by (used in) operating activities	$16.7	$(3.1)
Net cash provided by (used in) investing activities	(11.0)	34.1
Net cash provided by (used in) financing activities	(123.1)	58.3
Effect of exchange-rate changes on cash	(2.5)	8.2

Net increase (decrease) in cash and cash equivalents	$(119.9)	$97.5

Operating Activities

      Cash provided by operating activities during the first six months of 2004 improved by $19.8 million compared with cash used by operating activities during the first six months of 2003. The first six months of 2004 reflected stronger net earnings which was partially offset by increases in accounts receivable and inventories in the current year. Higher accounts receivable during 2004 reflects higher sales levels. The increase in inventories during 2004 reflects higher current year raw materials costs as well as some inventory build to ensure high service levels to our customers.

Investing Activities

      Our marketable securities transactions during the first six months of 2004 were minimal as compared with $30.9 million of marketable securities acquired and $79.1 million of proceeds from matured marketable securities in the same period last year.

      During the first six months of 2004, capital expenditures totaled $11.0 million, as compared with $14.3 million in the same period last year. We expect capital expenditures of approximately $30 million for the full year 2004.

Financing Activities

      Cash used by financing activities during the first six months of 2004 reflected debt repayments of $129.3 million and stock options exercised of $6.2 million. Of the total current debt at December 31, 2003, $125 million of senior unsecured notes payable were paid upon maturity in January 2004 from available cash resources. Cash provided by financing activities during the first six months of 2003 reflected debt proceeds of $125.2 million, debt repayments of $63.5 million and debt issuance costs on recapitalization of $3.4 million.

$175 million Credit Agreement

      We have a $175 million committed revolving credit facility with a bank group that is secured primarily by accounts receivable, inventory and equipment located in the United States. We have the option, at the time of drawing funds under the facility, of selecting an interest rate based on the London Interbank Offered Rate (LIBOR), the federal funds rate, or the prime rate of the agent bank. The credit facility matures in June 2006. No borrowings were outstanding under this facility as of June 30, 2004. The $175 million credit facility contains financial covenants covering liquidity, consolidated liquidity, consolidated net assets, consolidated tangible net assets and capital expenditures. In addition, the credit facility contains negative covenants regarding, among other things, restricted payments and purchases, liens and disposition of assets. These covenants include the following:

(a) Minimum Liquidity. During the term of the credit agreement, we must maintain liquidity (as defined in the credit agreement) of not less than $100,000,000, unless (1) our senior unsecured notes due in 2004 and 2006 have been paid in full, (2) the Fixed Charge Coverage Ratio (as defined in the credit agreement), determined as of the last day of the immediately preceding fiscal month, is greater than 1.15 to 1.00, and (3) the Interest Coverage Ratio (as defined in the credit agreement), determined as of the last day of the immediately preceding fiscal month, is greater than 1.30 to 1.00.

(b) Minimum Consolidated Liquidity. During the term of the credit agreement, we must maintain Consolidated Liquidity (as defined in the credit agreement), of not less than $175,000,000, unless the Fixed Charge Coverage Ratio, determined as of the last day of the immediately succeeding fiscal quarter, and as of the last day of each fiscal quarter ending thereafter until such time as Consolidated Liquidity remains above $175,000,000 for two consecutive fiscal quarters, is greater than or equal to 1.00 to 1.00.

(c) Consolidated Net Assets. Ten percent of our Consolidated Net Assets (as defined in the credit agreement) must at all times be greater than $52,500,000.

(d) Consolidated Tangible Net Assets. Twelve and one-half percent of our Consolidated Tangible Net Assets (as defined in the credit agreement) must at all times be greater than $52,500,000.

(e) Capital Expenditures. Our capital expenditures may not exceed $60,000,000 in the aggregate during any fiscal year; provided, however, to the extent that amounts available for capital expenditures with respect to any fiscal year are not used, up to $10,000,000 of such amounts may be carried forward to increase the dollar limit for capital expenditures during the following fiscal year.

      We are in compliance with all of these financial covenants as of June 30, 2004. However, should we breach our covenants under the credit agreement it could adversely affect our ability to renew or obtain new credit facilities in the future.

      The credit agreement contains other significant terms such as, in general:

Restricted Payments and Purchases. We may not declare or make any Restricted Payment or Purchase (as defined in the credit agreement); however, provided that we are in compliance with certain financial covenants, we can pay cash dividends or repurchase common stock. We are in compliance with such financial covenants. Also, the Corporation’s subsidiaries may make certain payments to the parent or certain subsidiaries of the Corporation.

Liens. We may not create, assume or permit to exist any lien on any of our property, except for Permitted Liens (as defined in the credit agreement).

Disposition of Assets. We may not dispose of any assets, property or business, except for the sale of inventory in the ordinary course of business, physical assets used in the ordinary course of business, and specific dispositions set forth in the credit agreement. For example, we may dispose of certain equipment if such equipment is replaced with equipment having a fair market value equal to or greater than the equipment disposed of, and the transaction meets the other requirements in the credit agreement, and the value of equipment securing the credit facility does not drop below $29.4 million.

      At times, we provide letters of credit that may be drawn in the event we fail to perform under contracts entered into in the normal course of our business activities. These performance related letters of credit totaled $0.3 million at June 30, 2004. The remaining letters of credit relate to third-party insurance claims processing, existing debt obligations and certain tax incentive programs. At June 30, 2004, outstanding letters of credit, or similar financial instruments that reduce the amount available under the $175 million credit facility totaled $33.0 million.

Other Credit Facilities

      We have a committed revolving credit facility with a Canadian bank with a borrowing capacity to CAD$45 million that matures in September 2006. Availability under this facility is CAD$45 million (approximately US$33 million) as of June 30, 2004. This facility is secured by inventory and accounts receivable located in Canada. No borrowings were outstanding under this facility as of June 30, 2004.

      We have a EUR10 million committed revolving credit facility with a European bank that has an indefinite maturity. This facility is secured by inventory and receivables located in Europe. Availability under this facility is EUR10 million (approximately US$12 million) as of June 30, 2004. No borrowings were outstanding under this facility as of June 30, 2004.

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

Compliance and Availability

      We are in compliance with all covenants or other requirements set forth in our credit facilities.

      As of June 30, 2004, the aggregate availability of funds under our credit facilities was approximately $178.7 million, after deducting outstanding letters of credit. Availability under the revolving credit facilities increases or decreases with fluctuations in the value of the underlying collateral and is subject to the satisfaction of various covenants and conditions to borrowing. These are back up facilities that have not been utilized and we currently do not expect to utilize these facilities in the foreseeable future.

Credit Ratings

      As of June 30, 2004, Thomas & Betts had a senior unsecured debt credit rating from Standard & Poor’s of BBB-, an investment grade credit rating. Moody’s Investor Service had assigned Thomas & Betts a non-investment grade credit rating of Ba2. Both Moody’s and Standard and Poor’s had Thomas & Betts listed as having a “stable” outlook. If our credit ratings drop, repayment under our credit facilities and securities will not be accelerated; however, our cost of credit may increase and access to credit markets may be more limited. Similarly, if our credit rating increases, we may have a decrease in our cost of credit and access to broader credit markets. In addition, if both Moody’s and Standard & Poor’s have rated Thomas & Betts as an investment grade credit for a continuous period of at least 30 days, then some of the covenants on one of our indentures will fall away. See 7.25% Notes Due 2013 below for more information.

Off-Balance Sheet Arrangements

      As of June 30, 2004, we did not have any off-balance sheet arrangements.

Debt Securities

      Thomas & Betts had the following senior unsecured debt securities outstanding as of June 30, 2004:

	Face
Issue Date	Amount	Interest Rate		Interest Payable	Maturity Date

January 1996	$150 million	6.50%		January 15 and July 15	January 2006
May 1998	$115 million	6.63	%(a)	May 1 and November 1	May 2008
February 1999	$150 million	6.39	%(a)	March 1 and September 1	February 2009
May 2003	$125 million	7.25	%(a)	June 1 and December 1	June 2013

(a)	We have entered into interest rate swaps associated with only portions of these underlying debt instruments. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.”

      The indentures underlying the debt securities contain standard covenants such as restrictions on mergers, liens on certain property, sale-leaseback of certain property and funded debt for certain subsidiaries. The indentures also include standard events of default such as covenant default and cross-acceleration. We are in compliance with all covenants and other requirements set forth in the indentures.

7.25% Notes Due 2013

      The indentures supporting our long-term debt do not accelerate the maturity of such debt in the event of a credit rating downgrade by either Standard & Poor’s or Moody’s. However, unless Moody’s and Standard & Poor’s have both rated the 7.25% senior unsecured notes due June

2013 (the “notes”) investment grade for a continuous period of at least 30 days, the indenture governing the notes contains covenants that will limit or restrict our ability to:

•	incur indebtedness or issue preferred stock of the subsidiaries;

•	make restricted payments, including dividends, the repurchase of common stock, other distributions and investments;

•	in the case of our subsidiaries, create or permit to exist dividend or payment restrictions with respect to the parent company; and

•	sell assets or subsidiary stock.

      If Moody’s and Standard & Poor’s have both rated the notes investment grade for 30 days or more, the covenants described above will no longer apply. However, Thomas & Betts will continue to be subject to restrictions on its ability to enter into sale and leaseback transactions and on the ability of certain of its subsidiaries to incur indebtedness. If the notes subsequently become non-investment grade, the indenture covenants previously released will not be reinstated.

Other

      As of June 30, 2004, our working capital (total current assets less total current liabilities) was $498.9 million, an increase of $51.6 million from December 31, 2003. The change in working capital reflects the previously mentioned increase in accounts receivable and inventories during 2004.

      In 2001, our Board of Directors approved a change in our dividend payment practices and elected to retain its future earnings to fund the development and growth of its business. We do not presently anticipate declaring any cash dividends on the Corporation’s common stock in the foreseeable future. Future decisions concerning the payment of cash dividends on the common stock will depend upon its results of operations, financial condition, capital expenditure plans and other factors that the Board of Directors may consider relevant. The 7.25% notes due 2013 contain provisions that currently limit the amount of cash dividends the Corporation is allowed to pay.

      In the short-term we expect to fund expenditures for capital requirements as well as other liquidity needs from a combination of cash generated from operations and existing cash balances. These sources should be sufficient to meet our operating needs in the short-term.

      Over the long-term, we expect to meet our liquidity needs with a combination of cash generated from operations and existing cash balances plus either increased debt or equity issuances. From time to time we may access the public capital markets, if terms, rates and timing are acceptable. We have an effective shelf registration statement that will permit us to issue an aggregate of $325 million of senior unsecured debt securities, common stock and preferred stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to market risk from changes in interest rates, raw material prices and foreign exchange rates. At times, we may enter into various derivative instruments to manage certain of these risks. We do not enter into derivative instruments for speculative or trading purposes.

      For the period ended June 30, 2004, we did not experience any material changes in market risk that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the fiscal period ended December 31, 2003 except for commodity risk discussed below.

Commodity Risk

      We are exposed to risk from fluctuations in prices for raw materials (including steel, aluminum, zinc, copper, resins and rubber compounds) that are used to manufacture our products. We expect rising raw material costs — especially steel — will be a challenge throughout the remainder of 2004. Limited availability of steel is also a possibility during these periods. We do not currently use futures contracts to fix the price of steel and are working closely with our suppliers to avoid any serious disruption to our operations.

      At times, some of the risk associated with the usage of copper, zinc and aluminum is mitigated using futures contracts that fix the price we will pay for a commodity. Outstanding contracts as of June 30, 2004 had a notional amount of $13.5 million and a market value of $0.9 million. These contracts relate to raw material requirements for the remainder of 2004 and into 2005. As of December 31, 2003, we had recorded an asset of $1.1 million, which represented unrealized gains associated with open commodity contracts. A hypothetical 10% decrease in underlying commodity market prices as of June 30, 2004 would result in an unrealized loss of $1.4 million.

Item 4.	Controls and Procedures

      As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and senior management, including Dominic J. Pileggi, Chief Executive Officer, and Kenneth W. Fluke, Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective at June 30, 2004.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      See Note 11, “Contingencies,” in the Notes to Consolidated Financial Statements, which is incorporated here by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

      The matters which were voted upon at the Registrant’s Annual Meeting of Shareholders held May 5, 2004, and the results of the voting are set forth below:

	Nominees for Director	For	Withheld
1.
	Ernest H. Drew	53,068,236	1,784,898
	T. Kevin Dunnigan	53,065,269	1,787,865
	Jeananne K. Hauswald	50,367,974	4,485,160
	Dean Jernigan	53,095,884	1,757,250
	Ronald B. Kalich, Sr.	53,084,997	1,768,137
	Robert A. Kenkel	53,061,349	1,791,785
	Kenneth R. Masterson	50,359,105	4,494,029
	Dominic J. Pileggi	53,087,104	1,766,030
	Jean-Paul Richard	50,363,859	4,489,275
	Jerre L. Stead	50,063,062	4,790,072
	David D. Stevens	53,710,438	1,142,696
	William H. Waltrip	53,065,834	1,787,300

      2. For the proposal to ratify the appointment of KPMG LLP as independent public accountants, received:

For	50,293,872
Against	4,249,227
Abstentions	310,035
Broker non-votes	—

      3. For the proposal to approve the Thomas & Betts Corporation Management Incentive Plan, received:

For	45,304,089
Against	9,210,012
Abstentions	339,033
Broker non-votes	—

      4. For the proposal to approve the Thomas & Betts Corporation Equity Compensation Plan, received:

For	41,466,472
Against	8,800,204
Abstentions	397,791
Broker non-votes	4,188,667

      5. For the proposal to approve the Thomas & Betts Corporation Nonemployee Directors Equity Compensation Plan, received:

For	41,287,884
Against	8,994,363
Abstentions	382,220
Broker non-votes	4,188,667

Item 6.	Exhibits and Reports on Form 8-K

      (a) The following exhibits are filed as part of this Report:

3.1	Amended and Restated Charter (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended January 2, 2000).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2003).
10.1	Supplemental Executive Investment Plan.
10.2	Form of Thomas & Betts Corporation Indemnification Agreement.
12	Statement re Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Principal Executive Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a).
31.2	Certification of Principal Financial Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a).
32	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

      (b) Reports on Form 8-K

      On April 27, 2004, the Corporation filed a Current Report on Form 8-K, Items 5, 7 and 9, reporting its financial results for the fiscal quarter ended March 31, 2004.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMAS & BETTS CORPORATION
(Registrant)

By:	/s/ KENNETH W. FLUKE

Kenneth W. Fluke
Senior Vice President and
Chief Financial Officer
(principal financial officer and
principal accounting officer)

Date: August 6, 2004

EXHIBIT INDEX

3.1	Amended and Restated Charter (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended January 2, 2000).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2003).
10.1	Supplemental Executive Investment Plan.
10.2	Form of Thomas & Betts Corporation Indemnification Agreement.
12	Statement re Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Principal Executive Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a).
31.2	Certification of Principal Financial Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a).
32	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.