Form 10-Q
period 2004-09-30
THOMAS & BETTS CORP
filed 2004-11-04
CIK 97854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

Form 10-Q

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

For the quarterly period ended September 30, 2004

or

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑     No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Title of Each Class	at November 1, 2004

Common Stock, $.10 par value	59,021,776

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended

	September 30,	September 28,	September 30,	September 28,
	2004	2003	2004	2003

Net sales	$394,211	$338,691	$1,116,172	$972,834
Cost of sales	284,237	254,172	799,245	719,760

Gross margin	109,974	84,519	316,927	253,074
Selling, general and administrative	68,663	66,950	213,311	208,500
Other operating expense (income), net	—	(8,850)	—	(8,850)

Earnings from operations	41,311	26,419	103,616	53,424
Income from unconsolidated companies	632	441	1,852	1,853
Interest expense, net	(8,162)	(9,682)	(23,260)	(27,101)
Other (expense) income, net	995	(1,079)	(97)	(1,450)
Gain on sale of equity interest	12,978	—	12,978	—

Earnings before income taxes	47,754	16,099	95,089	26,726
Income tax provision	14,326	4,347	26,080	3,216

Net earnings	$33,428	$11,752	$69,009	$23,510

Earnings per share:
Basic	$0.57	$0.20	$1.18	$0.40

Diluted	$0.56	$0.20	$1.17	$0.40

Average shares outstanding:
Basic	58,724	58,466	58,513	58,428
Diluted	59,468	58,473	59,128	58,433

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2004	2003

ASSETS
Current Assets
Cash and cash equivalents	$334,566	$387,425
Marketable securities	1,758	1,704
Receivables, net	220,313	168,542
Inventories:
Finished goods	105,684	95,993
Work-in-process	33,048	30,904
Raw materials	76,886	63,346

Total inventories	215,618	190,243

Deferred income taxes	49,008	50,016
Prepaid expenses	9,801	14,349

Total Current Assets	831,064	812,279

Property, plant and equipment
Land	14,168	15,927
Buildings	172,247	173,985
Machinery and equipment	609,048	604,791
Construction-in-progress	11,151	9,163

	806,614	803,866
Less accumulated depreciation	(530,141)	(500,156)

Net property, plant and equipment	276,473	303,710

Goodwill	455,391	455,113
Investments in unconsolidated companies	114,383	121,732
Deferred income taxes	45,173	52,707
Other assets	36,017	37,084

Total Assets	$1,758,501	$1,782,625

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$8,989	$133,344
Accounts payable	138,155	113,724
Accrued liabilities	109,349	111,478
Income taxes payable	11,035	6,414

Total Current Liabilities	267,528	364,960

Long-Term Liabilities
Long-term debt	546,077	551,972
Other long-term liabilities	128,892	134,266
Shareholders’ Equity
Common stock	5,900	5,848
Additional paid-in capital	355,872	345,646
Retained earnings	505,997	436,988
Unearned compensation-restricted stock	(2,384)	(2,014)
Accumulated other comprehensive income (loss)	(49,381)	(55,041)

Total Shareholders’ Equity	816,004	731,427

Total Liabilities and Shareholders’ Equity	$1,758,501	$1,782,625

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended

	September 30,	September 28,
	2004	2003

Cash Flows from Operating Activities:
Net earnings	$69,009	$23,510
Adjustments:
Depreciation and amortization	39,739	37,455
Amortization of restricted stock	1,959	2,075
Undistributed earnings from unconsolidated companies	(1,852)	(1,853)
Mark-to-market adjustment for derivative instruments	(436)	(30)
(Gain) Loss on sale of property, plant and equipment	(645)	834
Gain on sale of equity interest	(12,978)	—
Deferred income taxes	11,307	(9,590)
Changes in operating assets and liabilities — net:
Receivables	(51,547)	(28,288)
Inventories	(25,018)	10,232
Accounts payable	24,311	(2,605)
Accrued liabilities	(2,273)	(3,554)
Income taxes payable	4,420	(2,961)
Other	3,026	11,302

Net cash provided by (used in) operating activities	59,022	36,527

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(15,604)	(19,392)
Proceeds from sale of property, plant and equipment	4,941	266
Proceeds from sale of equity interest	20,929	—
Marketable securities acquired	(523)	(30,941)
Proceeds from matured marketable securities	446	79,277

Net cash provided by (used in) investing activities	10,189	29,210

Cash Flows from Financing Activities:
Proceeds from long-term debt and other borrowings	—	125,191
Repayment of long-term debt and other borrowings	(130,791)	(65,341)
Stock options exercised	7,069	—
Debt issuance costs on recapitalization	—	(3,807)

Net cash provided by (used in) financing activities	(123,722)	56,043

Effect of exchange-rate changes on cash	1,652	6,031

Net increase (decrease) in cash and cash equivalents	(52,859)	127,811
Cash and cash equivalents — beginning of period	387,425	177,994

Cash and cash equivalents — end of period	$334,566	$305,805

Cash payments for interest	$35,088	$38,586
Cash payments for income taxes	$10,528	$13,231

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

      In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary for the fair presentation of the Corporation’s financial position as of September 30, 2004, and December 31, 2003, and the results of operations and cash flows for the periods ended September 30, 2004, and September 28, 2003.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal period ended December 31, 2003. The results of operations for the periods ended September 30, 2004, and September 28, 2003, are not necessarily indicative of the operating results for the full year.

      Certain reclassifications have been made to prior periods to conform to the current year presentation.

2.	Basic and Diluted Earnings Per Share

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Quarter Ended		Nine Months Ended

	September 30,	September 28,	September 30,	September 28,
	2004	2003	2004	2003
(In thousands, except per share data)
Net earnings	$33,428	$11,752	$69,009	$23,510
Basic:
Average shares outstanding	58,724	58,466	58,513	58,428

Basic earnings per share	$0.57	$0.20	$1.18	$0.40

Diluted shares:
Average shares outstanding	58,724	58,466	58,513	58,428
Additional shares from the assumed exercise of stock options and vesting of restricted stock	744	7	615	5

	59,468	58,473	59,128	58,433

Diluted earnings per share	$0.56	$0.20	$1.17	$0.40

      Out-of-the-money options for the purchase of shares of Common Stock that were excluded because of their anti-dilutive effect totaled 1.8 million shares for the third quarter of 2004 and 5.5 million for the third quarter of 2003. These out-of-the-money options totaled 1.8 million for the first nine months of 2004 and 5.6 million shares for the first nine months of 2003.

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

	Quarter Ended		Nine Months Ended

	September 30,	September 28,	September 30,	September 28,
	2004	2003	2004	2003
(In thousands, except per share data)
Net earnings, as reported	$33,428	$11,752	$69,009	$23,510
Deduct total incremental stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effects	(871)	(1,108)	(3,283)	(3,530)

Pro forma net earnings	$32,557	$10,644	$65,726	$19,980

Earnings per share:
Basic — as reported	$0.57	$0.20	$1.18	$0.40

Basic — pro forma	$0.55	$0.18	$1.12	$0.34

Diluted — as reported	$0.56	$0.20	$1.17	$0.40

Diluted — pro forma	$0.55	$0.18	$1.12	$0.34

      A valuation using the fair-value-based accounting method has been made for applicable stock options granted as of September 30, 2004, and September 28, 2003. That valuation was performed using the Black-Scholes option-pricing model.

4.	Income Taxes

      The Corporation’s income tax provision for the third quarter 2004 was $14.3 million, or an effective rate of 30.0% of pre-tax income, compared to a tax provision in the third quarter 2003 of $4.3 million.

      The Corporation’s income tax provision for the first nine months of 2004 was $26.1 million, or an effective rate of 27.4% compared to a tax provision in the first nine months of 2003 of $3.2 million. Both the first nine months of 2004 and 2003 included tax benefits ($1.5 million for 2004 and $4.0 million for 2003) resulting from the favorable completion of tax audits and a corresponding reduction in tax exposure.

      Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income and tax planning strategies, based on tax laws in effect as of September 30, 2004, will be sufficient to realize the recorded deferred tax assets, net of the existing valuation allowance at September 30, 2004. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

income and tax planning strategies in making this assessment. Management has identified certain tax planning strategies that it could utilize to avoid the loss carryforwards expiring prior to their realization. These tax planning strategies include primarily sales of non-core assets. Projected future taxable income is based on management’s forecast of the operating results of the Corporation, and there can be no assurance that such results will be achieved. Management periodically reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize the net deferred tax assets, the Corporation will increase the valuation allowance by a charge to income tax expense in the period of such determination. Additionally, if events occur in subsequent periods to indicate that a previously recorded valuation allowance is no longer needed, the Corporation will decrease the valuation allowance by providing an income tax benefit in the period of such determination.

5.	Comprehensive Income

      Total comprehensive income and its components are as follows:

	Quarter Ended		Nine Months Ended

	September 30,	September 28,	September 30,	September 28,
	2004	2003	2004	2003
(In thousands)
Net income	$33,428	$11,752	$69,009	$23,510
Foreign currency translation adjustments	11,788	248	5,693	32,608
Unrealized gains (losses) on securities	(8)	(56)	(33)	(162)

Comprehensive income	$45,208	$11,944	$74,669	$55,956

6.	Derivative Instruments

      The Corporation is exposed to market risk from changes in raw material prices, foreign-exchange rates, and interest rates. At times, the Corporation may enter into various derivative instruments to manage certain of those risks. The Corporation does not enter into derivative instruments for speculative or trading purposes.

Commodities Futures Contracts

      The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, zinc, copper, resins and rubber compounds. At times, some of the risk associated with usage of copper, zinc and aluminum is mitigated through the use of futures contracts that fix the price the Corporation will pay for a commodity. Commodities futures contracts utilized by the Corporation have not previously been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. Mark-to-market gains and losses for commodities futures, if any, are recorded in cost of sales. As of September 30, 2004, the Corporation had outstanding commodities futures contracts with a notional amount of $13.3 million and a market value of $1.6 million. As of December 31, 2003, the Corporation had outstanding commodities futures

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

contracts with a notional amount of $12.2 million and a market value of $1.1 million. Cost of sales for the quarter ended September 30, 2004, reflects a gain of $0.6 million related to the mark-to-market adjustments for commodities futures contracts and a negligible effect for the quarter ended September 28, 2003. Cost of sales for the nine months ended September 30, 2004, reflects a gain of $0.4 million related to the mark-to-market adjustments for commodities futures contracts and a negligible effect for the nine months ended September 28, 2003.

Forward Foreign Exchange Contracts

      From time to time, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of foreign currencies (principally European currencies). Forward foreign exchange contracts utilized by the Corporation have not previously been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. Mark-to-market gains and losses for forward foreign exchange contracts, if any, are recorded in other expense, net. As of September 30, 2004, the Corporation had no outstanding forward exchange contracts related to foreign currencies. As of December 31, 2003, the Corporation had outstanding forward sale contracts with a notional amount of $14.2 million related to European currencies. Other expense, net for the quarters and nine months ended September 30, 2004, and September 28, 2003, reflected no impact from mark-to-market adjustments for forward foreign exchange contracts.

Interest Rate Swap Agreements

      As of December 31, 2003, the Corporation had interest rate swap agreements totaling a notional amount of $250 million with approximately one-third maturing in each of the years 2008, 2009 and 2013. In August 2004, the Corporation terminated portions of its interest rate swap agreements totaling a notional amount of $84.7 million relating to the debt securities maturing in 2008 and 2009. The approximate $0.1 million received by the Corporation from terminating its previous position will reduce the future effective interest rate of the underlying debt instruments.

      Outstanding interest rate swaps qualify for the short-cut method of accounting for a fair value hedge under SFAS No. 133. The amount to be paid or received under the interest rate swap agreements is recorded as a component of net interest expense. Net interest expense for the quarter ended September 30, 2004, reflects a benefit of $1.1 million associated with these interest rate swap agreements and a benefit of $1.7 million for the quarter ended September 28, 2003. Net interest expense for the nine months ended September 30, 2004, reflects a benefit of $4.3 million associated with these interest rate swap agreements and a benefit of $4.6 million for the nine months ended September 28, 2003.

      At September 30, 2004, the net out-of-the-money fair value of the interest rate swaps was $3.2 million, which is comprised of $3.5 million classified in other long-term liabilities and $0.3 million classified in other long-term assets, with an off-setting $3.2 million net decrease in the book value of the debt hedged. At December 31, 2003, the net out-of-the-money fair value of the interest rate swaps was $4.3 million, which is comprised of $4.9 million classified in other

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

long-term liabilities and $0.6 million classified in other long-term assets, with an off-setting $4.3 million net decrease in the book value of the debt hedged.

7.	Debt

      The Corporation’s long-term debt at September 30, 2004, and December 31, 2003, was:

	September 30,	December 31,
	2004	2003
(In thousands)
Unsecured notes
8.25% Notes due 2004	$—	$124,997 (a)
6.50% Notes due 2006	151,217	151,927
7.25% Notes due 2013(b)	121,487	120,062
Unsecured medium-term notes
6.63% Medium-term notes due 2008(b)	115,088	115,216
6.39% Medium-term notes due 2009(b)	150,228	150,276
Non-U.S. borrowings due through 2005	5,751	5,751
Industrial revenue bonds due through 2008	6,355	7,055
Other, including capital leases	4,940	10,032

Long-term debt (including current maturities)	555,066	685,316
Less current portion	8,989	133,344

Long-term debt	$546,077	$551,972

(a)	Paid in January 2004 from available cash resources.

(b)	See Note 6 regarding interest rate swap agreements.

      The Corporation has a $175 million committed revolving credit facility with a bank group that is secured by, among other things, accounts receivable, inventory and equipment located in the United States. The credit facility contains, among other things, conditions precedent for borrowing; covenants which, under certain conditions, could limit or restrict investments, disposition of collateral and payment of dividends; financial covenants regarding additional debt, liens, minimum liquidity and capital expenditures; and standard events of default. The Corporation pays an annual unused commitment fee of 62.5 basis points on the undrawn balance to maintain this facility. No borrowings were outstanding under this facility as of September 30, 2004. Any borrowings outstanding as of June 2006 would mature on that date.

      Outstanding letters of credit, which reduced availability under the credit facility, amounted to $32.3 million at September 30, 2004. At times, the Corporation is required, under certain contracts, to provide letters of credit that may be drawn in the event the Corporation fails to perform under contracts entered into in the normal course of its business activities. Such performance related letters of credit totaled $0.3 million at September 30, 2004. The remaining letters of credit relate to third-party insurance claims processing, existing debt obligations and certain tax incentive programs.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      The Corporation has a CAD$45 million (approximately US$35 million) committed revolving credit facility with a Canadian bank that is secured by inventory and accounts receivable located in Canada. The Corporation pays an annual unused commitment fee of 27.5 basis points on the undrawn balance to maintain this facility. This facility matures in September 2006 and no borrowings were outstanding as of September 30, 2004.

      The Corporation has a EUR10 million (approximately US$12 million) committed revolving credit facility with a European bank that is secured by inventory and receivables located in Europe. The Corporation pays an annual unused commitment fee of 62.5 basis points on the undrawn balance to maintain this facility. This facility has an indefinite maturity and no borrowings were outstanding as of September 30, 2004.

      As of September 30, 2004, the Corporation’s aggregate availability of funds under its credit facilities is approximately $185.0 million, after deducting outstanding letters of credit. Availability under the revolving credit facilities increases or decreases with fluctuations in the value of the underlying collateral and is subject to the satisfaction of various covenants and conditions to borrowing. The Corporation has the option, at the time of drawing funds under any of the credit facilities, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank. These are back up facilities which have not been utilized and the Corporation currently does not expect to utilize these facilities in the foreseeable future.

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

      Net periodic cost for the Corporation’s defined benefit pension plans and for post-retirement health-care and life insurance benefits included the following components:

	Quarter Ended

	Pension Benefits		Post-Retirement Benefits

	September 30,	September 28,	September 30,	September 28,
	2004	2003	2004	2003
(In thousands)
Service cost — benefits earned during the period	$2,584	$1,982	$4	$4
Interest cost on projected benefit obligation	4,985	4,461	247	256
Expected return on plan assets	(4,681)	(4,081)	—	—
Net amortization of unrecognized:
Transition obligation (asset)	(2)	(8)	192	191
Prior service cost (gain)	319	272	(58)	(58)
Plan net loss (gain)	969	725	(7)	(120)
Settlement loss	191	—	—	—

Net periodic pension cost	$4,365	$3,351	$378	$273

	Nine Months Ended

	Pension Benefits		Post-Retirement Benefits

	September 30,	September 28,	September 30,	September 28,
	2004	2003	2004	2003
(In thousands)
Service cost — benefits earned during the period	$6,938	$5,941	$13	$13
Interest cost on projected benefit obligation	14,101	13,378	740	768
Expected return on plan assets	(13,629)	(12,242)	—	—
Net amortization of unrecognized:
Transition obligation (asset)	(6)	(23)	575	575
Prior service cost (gain)	825	814	(175)	(175)
Plan net loss (gain)	2,904	2,173	(20)	(361)
Settlement loss	1,916	—	—	—

Net periodic pension cost	$13,049	$10,041	$1,133	$820

      The Corporation disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, that it expected to contribute $6 million to its qualified pension plans in 2004. As of September 30, 2004, approximately $5 million of contributions had been made. The Corporation presently anticipates contributing an additional $1 million to fund its qualified pension plans during 2004. As of September 30, 2004, the Corporation had contributed approximately $4 million to its non-qualified pension plans to fund withdrawals and presently does not anticipate further contributions to those plans during 2004.

10.	Segment Disclosures

      The Corporation has three reportable segments: Electrical, Steel Structures and HVAC. During the second quarter of 2004, the Corporation aggregated its Communications segment, which had previously been reported separately, into its Electrical segment. The Electrical

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

segment and the former Communications segment have similar business and economic characteristics. Segment information for prior periods has been conformed to the current presentation.

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

	Quarter Ended		Nine Months Ended

	September 30,	September 28,	September 30,	September 28,
	2004	2003	2004	2003
(In thousands)
Net sales:
Electrical	$323,750	$289,389	$932,449	$828,643
Steel Structures	42,423	23,545	98,504	66,856
HVAC	28,038	25,757	85,219	77,335

Total net sales	$394,211	$338,691	$1,116,172	$972,834

Segment earnings:
Electrical	$34,165	$17,634	$90,846	$42,647
Steel Structures	5,910	2,680	9,091	4,202
HVAC	1,868	1,353	5,531	3,235

Total reportable segment earnings	41,943	21,667	105,468	50,084
Interest expense, net	(8,162)	(9,682)	(23,260)	(27,101)
Gain on sale of equity interest	12,978	—	12,978	—
Other (expense) income, net	995	4,114	(97)	3,743

Earnings before income taxes	$47,754	$16,099	$95,089	$26,726

11.	Contingencies

Legal Proceedings

Kaiser Litigation

      By July 5, 2000, Kaiser Aluminum, its property insurers, 28 Kaiser injured workers, nearby businesses, and 18,000 residents near the Kaiser facility in Louisiana certified as a class, filed product liability and business interruption cases against the Corporation and six other defendants

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

in Louisiana state court seeking damages in excess of $550 million. These cases alleged that a Thomas & Betts cable tie mounting base failed thereby allowing bundled cables to come in contact with a 13.8 kv energized bus bar. This alleged electrical fault supposedly initiated a series of events culminating in an explosion, which leveled 600 acres of the Kaiser facility.

      A seven-week trial in the fall of 2001 resulted in a jury verdict in favor of the Corporation. However, 13 months later, the trial court overturned that verdict in granting plaintiffs’ judgment notwithstanding the verdict motions. On December 17, 2002, the trial court judge found the Thomas & Betts’ product, an adhesive backed mounting base, to be unreasonably dangerous and therefore assigned 25% fault to T&B. The judge set the damages for the injured worker at $20 million and the damages for Kaiser at $335 million. The judgment did not address damages for nearby businesses or 18,000 residents near the Kaiser facility. The Corporation’s 25% allocation is $88.8 million, plus legal interest. The Corporation has appealed this ruling. Management believes there are meritorious defenses to the claim and intends to contest the litigation vigorously.

      The appeal required a bond in the amount of $104 million (the judgment plus legal interest). Plaintiffs successfully moved the trial court to increase the bond to $156 million. The Corporation’s liability insurers have secured the $156 million bond.

      In regard to the $88.8 million Kaiser judgment allocation discussed above, the Corporation has not reflected a liability in its financial statements because management believes meritorious defenses exist for this claim and thus management does not believe a loss is probable. Further, until there are new developments in the case that would provide more definitive amounts, management cannot provide any better range of possible losses than zero to the amount of the judgment. The Corporation has insurance coverage in excess of the judgment.

      The nearby businesses have made demands for unspecified damages, but to date, no discovery has taken place.

      In early fourth quarter 2004, the Corporation and the class reached settlement for claims by the class members (18,000 residents near the Kaiser facility). The settlement extinguishes the claims of all class members and includes indemnity of the Corporation against future potential claims asserted by class members or those class members who opted out of the settlement process. Also in early fourth quarter 2004, the court approved the class settlement at a fairness hearing. The $3.75 million class settlement amount has been paid directly by an insurer of the Corporation into a trust for the benefit of class members. The $3.75 million class settlement has been reflected in the Corporation’s September 30, 2004 balance sheet in accrued liabilities, with a corresponding amount of insurance recoveries reflected in receivables.

Asbestos

      The Corporation and two subsidiaries, Amerace Corporation and L.E. Mason (Red Dot), acquired respectively in 1995 and 1999, are subject to asbestos lawsuits in Mississippi, New Jersey and four other states, related to either undefined and unidentified or historic products. In all cases, the Corporation is investigating these allegations. Amerace is one of hundreds of defendants and Red Dot and the Corporation are one of dozens of defendants. No product of

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Amerace, Red Dot or Thomas and Betts that has been identified in these cases contains or contained asbestos. The Corporation has been dismissed in two of the lawsuits. In the Amerace litigation, four lawsuits have already been dismissed. Potential exposure at this time, if any, cannot be estimated. Management believes, however, that there is no merit to these claims, that damages, if any, are remote and believes that a loss is not probable in any of these cases. Insurance coverage is available in connection with these claims.

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

12.	Gain on Sale of Equity Interest

      The Corporation sold its 49.9% interest in Euromold NV in September 2004 for $20.9 million in cash and recognized a pre-tax gain of $13.0 million. Prior to the sale, the Corporation had recognized net earnings from this equity interest of $1.3 million during the nine months ended September 30, 2004, and $1.5 million during the year ended December 31, 2003.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Introduction

      Thomas & Betts Corporation is a leading designer and manufacturer of connectors and components for electrical markets. We are also a leading producer of highly engineered steel structures used primarily for utility power lines, and industrial heating units. We operate approximately 130 manufacturing, distribution and office facilities around the world in approximately 20 countries. Manufacturing, marketing and sales activities are concentrated primarily in North America and Europe.

      We sell our products

•	through electrical, telephone, cable and heating, ventilation and air-conditioning distributors;

•	directly to original equipment manufacturers and certain end users; and

•	through mass merchandisers, catalog merchandisers and home improvement centers.

      We pursue growth through market penetration, new product development, and, at times, acquisitions.

2004 Outlook

      We are expecting modest volume improvement in the fourth quarter compared to last year, except in our Steel Structures segment where demand is significantly stronger. Based on this outlook, we believe that our full-year 2004 net earnings per diluted share will fall within the range of $1.48 to $1.53, a substantial improvement over the $0.73 per diluted share reported in 2003.

      We have experienced higher costs of raw materials — especially steel — during the first nine months of 2004 and expect this trend to continue through the balance of 2004. To date, we have been able to offset these higher raw materials costs primarily with price increases. In the fourth quarter, we anticipate slightly higher material costs than in the third quarter. We continue to believe that the higher raw materials costs during the remainder of 2004 will be largely offset through higher prices for our products. However, the current competitive environment could make fully recovering these additional costs more difficult. Additionally, we face the possibility of limited availability for steel — primarily in our highly-engineered Steel Structures segment — during the remainder of 2004, but continue to work closely with our steel suppliers to avoid any serious disruption to our operations.

Business Risks

      There are many factors that could pose a risk to our business and our ability to execute our business plan, some of which are beyond our control. A description of these factors is included in the “Business Risks” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. These factors include, but are not limited to:

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

Comparison of Periods in 2004 with Periods in 2003

Overview

      Our earnings from operations for the third quarter and first nine months of 2004 were up significantly compared to the prior-year periods. These earnings improvements reflect increased current year demand in all of our segments, with our plants benefiting from better absorption on the increased sales volumes. Additionally, increased demand during the third quarter resulted from severe weather in the southeast United States, which benefitted utility-related products primarily in our Steel Structures segment. Although we experienced rising raw material costs — especially steel — during 2004, the effect on results for the third quarter and first nine months of 2004 were minimal as the higher raw materials costs were largely offset through higher prices for our products. Finally, our prior year earnings from operations for the third quarter and first nine months of 2003 included a pre-tax benefit of $8.9 million for the favorable settlement of a commercial lawsuit.

      Our net earnings for the third quarter and first nine months of 2004 included a $13.0 million pre-tax gain related to the sale of a minority interest in a European joint venture.

Consolidated Results

	Quarter Ended

	September 30, 2004		September 28, 2003

	In	% of Net	In	% of Net
	Millions	Sales	Millions	Sales

Net sales	$394.2	100.0	$338.7	100.0
Cost of sales	284.2	72.1	254.2	75.0

Gross profit	110.0	27.9	84.5	25.0
Selling, general and administrative	68.7	17.4	67.0	19.8
Other operating expense (income), net	—	—	(8.9)	(2.6)

Earnings from operations	41.3	10.5	26.4	7.8
Income from unconsolidated companies	0.6	0.1	0.5	0.2
Interest expense, net	(8.2)	(2.1)	(9.7)	(2.9)
Other (expense) income, net	1.0	0.3	(1.1)	(0.3)
Gain on sale of equity interest	13.0	3.3	—	—

Earnings before income taxes	47.7	12.1	16.1	4.8
Income tax provision	14.3	3.6	4.3	1.3

Net earnings	$33.4	8.5	$11.8	3.5

Per share earnings:
Basic	$0.57		$0.20

Diluted	$0.56		$0.20

	Nine Months Ended

	September 30, 2004		September 28, 2003

	In	% of Net	In	% of Net
	Millions	Sales	Millions	Sales

Net sales	$1,116.2	100.0	$972.8	100.0
Cost of sales	799.3	71.6	719.7	74.0

Gross profit	316.9	28.4	253.1	26.0
Selling, general and administrative	213.3	19.1	208.6	21.4
Other operating expense (income), net	—	—	(8.9)	(0.9)

Earnings from operations	103.6	9.3	53.4	5.5
Income from unconsolidated companies	1.9	0.2	1.9	0.2
Interest expense, net	(23.3)	(2.1)	(27.1)	(2.8)
Other (expense) income, net	(0.1)	—	—	—
Gain on sale of equity interest	13.0	1.1	(1.5)	(0.2)

Earnings before income taxes	95.1	8.5	26.7	2.7
Income tax provision	26.1	2.3	3.2	0.3

Net earnings	$69.0	6.2	$23.5	2.4

Per share earnings:
Basic	$1.18		$0.40

Diluted	$1.17		$0.40

Net Sales and Gross Profit

      Our third quarter 2004 net sales were up $55.5 million, or 16.4%, from the prior-year period. Favorable foreign currency exchange accounted for approximately $8 million of the increase. For the first nine months of 2004, net sales were up $143.3, or 14.7% from the prior-year period. Favorable foreign currency exchange accounted for approximately $30 million of the year to date increase. These increases in sales also reflect raw material-related price increases and sales volume improvements across all of our business segments.

      The third quarter 2004 gross margin was 27.9% of net sales. In the third quarter 2003, our gross margin was 25.0%, including $3.7 million in charges related to closing a satellite distribution center. For the first nine months of 2004, our gross margin was 28.4% of net sales, compared to 26.0% in the prior-year period. These gross margin improvements reflect increased sales volumes with our plants benefiting from better absorption. Rising raw material costs had a minimal impact on our 2004 results, as increases were largely off-set through higher prices for our products. Our year to date gross margin in 2003 reflected a first quarter benefit of $1.8 million from the cessation of depreciation on assets previously held for sale.

Expenses

      Third quarter 2004 selling, general and administrative (SG&A) expense was $68.7 million or 17.4% of net sales, compared to $67.0 million or 19.8% of net sales in the prior-year period. For the first nine months of 2004, our SG&A expense was $213.3 million or 19.1% of net sales, compared to $208.6 million or 21.4% of net sales in the prior-year period. The improvements in

SG&A expense as a percent of net sales reflect higher sales and our continued efforts to reduce and tightly control expenses.

      Net other operating expense (income) for the third quarter and first nine months of 2003 reflect a pre-tax benefit of $8.9 million for the favorable settlement of a commercial lawsuit.

Interest Expense — Net

      Net interest expense for the third quarter 2004 was $8.2 million, down from $9.7 million compared to the year-earlier period due primarily to lower debt levels. For the first nine months of 2004, our net interest expense was $23.3 million, down from $27.1 million in the prior-year period, also due primarily to lower debt levels. Interest income of $1.1 million for the third quarter of 2004 and $2.9 million for the first nine months of 2004, which are included in net interest expense, were relatively flat with the prior year periods.

Gain on Sale of Equity Interest

      In September 2004, we sold a minority interest in a European joint venture for $20.9 million in cash and recognized a pre-tax gain of $13.0 million. For the first nine months of 2004, our year-to-date earnings from this joint venture were $1.3 million dollars and were recorded in income from unconsolidated companies. For the full-year 2003, we recorded $1.5 million dollars in income from this joint venture.

Income Taxes

      Our income tax provision for the third quarter 2004 was $14.3 million or an effective tax rate of 30.0% of pre-tax income compared to a tax provision in the third quarter 2003 of $4.3 million. For the first nine months of 2004, our income tax provision was $26.1 million or an effective rate of 27.4% compared to a tax provision in the year-earlier period of $3.2 million. Both the first nine months of 2004 and 2003 included tax benefits ($1.5 million for 2004 and $4.0 million for 2003) resulting from the favorable completion of tax audits and a corresponding reduction in tax exposure.

Net Earnings

      Net earnings in the third quarter 2004 were $33.4 million, or $0.57 per basic and $0.56 per diluted share, compared to net earnings of $11.8 million, or $0.20 per basic and diluted share, in the third quarter 2003. For the first nine months of 2004, net earnings were $69.0 million, or $1.18 per basic and $1.17 per diluted share, compared to net earnings of $23.5 million, or $0.40 per basic and diluted share, in the year-earlier period.

Segment Results

      We evaluate our business segments on the basis of segment earnings, with segment earnings defined as earnings from continuing operations before interest, taxes, asset impairments, restructuring charges and certain other charges.

      We have three reportable segments: Electrical, Steel Structures and HVAC. During the second quarter of 2004, we aggregated our Communications segment, which was previously reported separately, into the Electrical segment. The Electrical segment and the former Communications segment have similar business and economic characteristics. Segment information for prior periods has been conformed to the current presentation.

      Our aggregate segment earnings are significantly influenced by the operating performance of the Electrical segment which represents more than three-fourths of net sales and a substantial portion of segment earnings during each of the periods presented.

	Quarter Ended				Nine Months Ended

	September 30, 2004		September 28, 2003		September 30, 2004		September 28, 2003

	In	% of Net	In	% of Net	In	% of Net	In	% of Net
Net Sales	Millions	Sales	Millions	Sales	Millions	Sales	Millions	Sales

Electrical	$323.8	82.1	$289.4	85.5	$932.5	83.6	$828.6	85.2
Steel Structures	42.4	10.8	23.5	6.9	98.5	8.8	66.9	6.9
HVAC	28.0	7.1	25.8	7.6	85.2	7.6	77.3	7.9

	$394.2	100.0	$338.7	100.0	$1,116.2	100.0	$972.8	100.0

	Quarter Ended				Nine Months Ended

	September 30, 2004		September 28, 2003		September 30, 2004		September 28, 2003

	In	% of Net	In	% of Net	In	% of Net	In	% of Net
Segment Earnings	Millions	Sales	Millions	Sales	Millions	Sales	Millions	Sales

Electrical	$34.1	10.5	$17.6	6.1	$90.9	9.7	$42.7	5.2
Steel Structures	5.9	13.9	2.7	11.5	9.1	9.2	4.2	6.3
HVAC	1.9	6.8	1.4	5.4	5.5	6.5	3.2	4.1

	$41.9	10.6	$21.7	6.4	$105.5	9.5	$50.1	5.2

Electrical Segment

      Third quarter 2004 net sales in the Electrical segment were up $34.4 million or 11.9% on a year-over-year basis. Favorable foreign currency exchange accounted for approximately $7 million of the increase. For the first nine months of 2004, net sales for the Electrical segment were up $103.9 million or 12.5% on a year-over-year basis. Foreign currency exchange accounted for approximately $27 million of the increase. The increases in sales are primarily a result of price increases related to higher raw material costs, higher sales volumes from increased industrial spending and increased capital spending by utilities, particularly for underground distribution system maintenance and installations.

      Third quarter 2004 segment earnings in the Electrical segment increased significantly to $34.1 million compared to the third quarter 2003. For the first nine months of 2004, Electrical segment earnings of $90.9 million were also significantly higher than the year-earlier period. These results reflect the impact of higher sales volumes, productivity improvements and our ability to largely offset higher raw material costs.

Other Segments

      Third quarter 2004 net sales in our Steel Structures segment were up $18.9 million or 80.2% on a year-over-year basis. For the first nine months of 2004, net sales for the Steel Structures segment were up $31.6 million or 47.3% on a year-over-year basis. These sales increases were due to an increase in demand by utilities for transmission poles, price increases taken to offset higher raw material costs and during the third quarter, emergency sales related to the severe weather in the southeast United States. Segment earnings of $5.9 million in the third quarter and $9.1 million for the first nine months of 2004 were also higher compared to $2.7 million in the third quarter and $4.2 million for the first nine months of the prior year, due primarily to higher sales volumes.

      Third quarter 2004 net sales in the HVAC segment were up $2.3 million or 8.9% on a year-over-year basis. For the first nine months of 2004, net sales for the HVAC segment were up $7.9 million or 10.2% on a year-over-year basis. Segment earnings of $1.9 million in the third quarter and $5.5 million for the first nine months of 2004 were also higher compared to $1.4 million in the third quarter and $3.2 million for the first nine months of the prior year. These increases reflect higher sales and on-going efficiency improvements.

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

•	Revenue Recognition: We recognize revenue when finished products are shipped to unaffiliated customers and both title and risks of ownership are transferred. Sales discounts, quantity and price rebates, and allowances are estimated based on contractual commitments and experience and recorded in the period as a reduction of revenue in which the sale is recognized. Some distributors, primarily in the Electrical segment, have the right to return goods under certain circumstances and those returns, which are reasonably estimable, are accrued as a reduction of revenue at the time of shipment. We analyze historical returns and allowances, current economic trends and specific customer circumstances when evaluating the adequacy of accounts receivable-related reserves and accruals.

•	Inventory Valuation: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. To ensure inventories are carried at the lower of cost or market, we periodically evaluate the carrying value of our inventories. We also periodically perform an evaluation of inventory for excess and obsolete items. Such evaluations are based on our judgment and use of estimates. Such estimates incorporate inventory quantities on-hand, aging of the inventory, sales forecasts for particular product groupings, planned dispositions of product lines and overall industry trends.

•	Goodwill and Other Intangible Assets: We follow the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires a transitional and annual test of goodwill and indefinite lived assets associated with reporting units for indications of impairment. We perform our annual impairment assessment in the fourth quarter of each year, unless circumstances dictate more frequent assessments. Under the provisions of SFAS No. 142, each test of goodwill requires us to determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform a second, more detailed, impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of our recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

•	Long-Lived Assets: We follow the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. For purposes of recognizing and measuring impairment of long-lived assets, we evaluate assets for associated product groups. We review long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of the primary asset in the associated product groups is less than the carrying amount of the assets, the assets are considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, we estimate fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

•	Income Taxes: We use the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provides a valuation allowance based on a more-likely-than-not criteria. We have valuation allowances for deferred tax assets primarily associated with operating loss carryforwards, tax credit carryforwards and deferred state income tax assets. Realization of the deferred tax assets is dependent upon our ability to generate sufficient future taxable income and, if necessary, execution of our tax planning strategies. We believe that it is more-likely-than-not that future taxable income, based on enacted tax law in effect as of September 30, 2004, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, which involve estimates and uncertainties, in making this assessment. Tax planning strategies include primarily sales of non-core assets. Projected future taxable income is based on our forecast of Thomas & Betts’ operating results. We periodically review such forecasts in comparison with actual results and expected trends. In the event we determine that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize net deferred tax assets, we will increase valuation allowances by a charge to income tax expense in the period of such determination.

•	Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of current available facts related to each site.

Liquidity and Capital Resources

      We had cash and cash equivalents of $334.6 million at September 30, 2004, and $387.4 million at December 31, 2003.

      The following table reflects the primary category totals in our Consolidated Statements of Cash Flows.

	Nine Months Ended

	September 30,	September 28,
	2004	2003

(In millions)
Net cash provided by (used in) operating activities	$59.0	$36.5
Net cash provided by (used in) investing activities	10.2	29.2
Net cash provided by (used in) financing activities	(123.7)	56.1
Effect of exchange-rate changes on cash	1.6	6.0

Net increase (decrease) in cash and cash equivalents	$(52.9)	$127.8

Operating Activities

      Cash provided by operating activities during the first nine months of 2004 improved by $22.5 million compared with cash provided by operating activities during the first nine months of 2003. The first nine months of 2004 reflected stronger net earnings, which was partially offset by increases in working capital requirements. Higher accounts receivable during 2004 reflects higher sales levels. The increase in inventories during 2004 reflects higher current year raw materials costs as well as some inventory build to protect customer service levels given uncertainty in raw material availability — particularly in our Steel Structures segment.

Investing Activities

      Our marketable securities transactions during the first nine months of 2004 were minimal as compared with $30.9 million of marketable securities acquired and $79.3 million of proceeds from matured marketable securities in the same period last year.

      During the first nine months of 2004, proceeds from sale of property plant and equipment were $4.9 million and capital expenditures totaled $15.6 million. During the prior year nine-month period, proceeds from sale of property plant and equipment were $0.3 million and capital expenditures totaled $19.4 million. We expect capital expenditures of just under $30 million for the full year 2004.

      Our investing activities for 2004 include proceeds of $20.9 million from our September 2004 sale of a minority interest in a European joint venture.

Financing Activities

      Cash used by financing activities during the first nine months of 2004 reflected debt repayments of $130.8 million net of cash provided by stock options exercised of $7.1 million. Of the total current debt at December 31, 2003, $125 million of senior unsecured notes payable were paid upon maturity in January 2004 from available cash resources. Cash provided by financing activities during the first nine months of 2003 reflected debt proceeds of $125.2 million, debt repayments of $65.3 million and debt issuance costs on recapitalization of $3.8 million.

$175 million Credit Agreement

      We have a $175 million committed revolving credit facility with a bank group that is secured primarily by accounts receivable, inventory and equipment located in the United States. We have the option, at the time of drawing funds under the facility, of selecting an interest rate based on the London Interbank Offered Rate (LIBOR), the federal funds rate, or the prime rate of the agent bank. The credit facility matures in June 2006. No borrowings were outstanding under this facility as of September 30, 2004. The $175 million credit facility contains financial covenants covering liquidity, consolidated liquidity, consolidated net assets, consolidated tangible net assets and capital expenditures. In addition, the credit facility contains negative covenants regarding, among other things, restricted payments and purchases, liens and disposition of assets. These covenants include the following:

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

      We are in compliance with all of these financial covenants as of September 30, 2004. However, should we breach our covenants under the credit agreement it could adversely affect our ability to renew or obtain new credit facilities in the future.

      The credit agreement contains other significant terms such as, in general:

Restricted Payments and Purchases. We may not declare or make any Restricted Payment or Purchase (as defined in the credit agreement); however, provided that we are in compliance with certain financial covenants, we can pay cash dividends or repurchase common stock. We are in compliance with such financial covenants. Also, our subsidiaries may make certain payments to the parent or certain other subsidiaries.

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

      At times, we provide letters of credit that may be drawn in the event we fail to perform under contracts entered into in the normal course of our business activities. These performance related letters of credit totaled $0.3 million at September 30, 2004. The remaining letters of credit relate to third-party insurance claims processing, existing debt obligations and certain tax incentive programs. At September 30, 2004, outstanding letters of credit, or similar financial instruments that reduce the amount available under the $175 million credit facility totaled $32.3 million.

Other Credit Facilities

      We have a committed revolving credit facility with a Canadian bank with a borrowing capacity to CAD$45 million that matures in September 2006. Availability under this facility is CAD$45 million (approximately US$35 million) as of September 30, 2004. This facility is secured by inventory and accounts receivable located in Canada. No borrowings were outstanding under this facility as of September 30, 2004.

      We have a EUR10 million committed revolving credit facility with a European bank that has an indefinite maturity. This facility is secured by inventory and receivables located in Europe. Availability under this facility is EUR10 million (approximately US$12 million) as of September 30, 2004. No borrowings were outstanding under this facility as of September 30, 2004.

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

      As of September 30, 2004, the aggregate availability of funds under our credit facilities was approximately $185.0 million, after deducting outstanding letters of credit. Availability under the revolving credit facilities increases or decreases with fluctuations in the value of the underlying collateral and is subject to the satisfaction of various covenants and conditions to borrowing. These are back up facilities that have not been utilized and we currently do not expect to utilize these facilities in the foreseeable future.

Credit Ratings

      As of September 30, 2004, Thomas & Betts had a senior unsecured debt credit rating from Standard & Poor’s of BBB-, an investment grade credit rating. Moody’s Investor Service had assigned Thomas & Betts a non-investment grade credit rating of Ba1. Both Moody’s and Standard and Poor’s had Thomas & Betts listed as having a “stable” outlook. If our credit ratings drop, repayment under our credit facilities and securities will not be accelerated; however, our cost of credit may increase and access to credit markets may be more limited. Similarly, if our credit rating increases, we may have a decrease in our cost of credit and access to broader credit markets. In addition, if both Moody’s and Standard & Poor’s have rated Thomas & Betts as an investment grade credit for a continuous period of at least 30 days, then some of the covenants on one of our indentures will fall away. See 7.25% Notes Due 2013 below for more information.

Off-Balance Sheet Arrangements

      As of September 30, 2004, we did not have any off-balance sheet arrangements.

Debt Securities

      Thomas & Betts had the following senior unsecured debt securities outstanding as of September 30, 2004:

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

Other

      As of September 30, 2004, our working capital (total current assets less total current liabilities) was $563.5 million, an increase of $116.2 million from December 31, 2003. The change in working capital reflects primarily cash generated from earnings and an increase in accounts payable which have been partially reduced by the previously mentioned increases in accounts receivable and inventories during 2004.

      In 2001, our Board of Directors approved a change in our dividend payment practices and elected to retain its future earnings to fund the development and growth of its business. We do not presently anticipate declaring any cash dividends on our common stock in the foreseeable future. Future decisions concerning the payment of cash dividends on the common stock will depend upon our results of operations, financial condition, capital expenditure plans and other factors that the Board of Directors may consider relevant. The 7.25% notes due 2013 contain provisions that currently limit the amount of cash dividends that Thomas & Betts is allowed to pay.

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

      For the period ended September 30, 2004, we did not experience any material changes in market risk that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the fiscal period ended December 31, 2003 except for interest rate risk and commodity risk discussed below.

Interest Rate Risk

      We are exposed to the impact of interest rate changes and use a combination of fixed and floating rate debt to manage this exposure. We use interest rate swaps, at certain times, to manage the impact of benchmark interest rate changes on the market value of our borrowings and to lower our overall borrowing costs.

      As of December 31, 2003, we had interest rate swap agreements that effectively converted $250 million of our notes payable, with approximately one-third maturing in each of the years 2008, 2009 and 2013, from fixed interest rates to floating interest rates based on a six-month average of LIBOR plus the applicable spread. In August 2004, we terminated portions of our interest rate swap agreements totaling a notional amount of $84.7 million relating to the debt securities maturing in 2008 and 2009. The approximate $0.1 million we received from terminating our previous position will reduce the future effective interest rate of the underlying debt instruments. Prior to August 2004, our fixed-to-floating ratio was approximately 55%/45%. After terminating portions of our 2008 and 2009 interest swap agreements, our fixed-to-floating ratio as of September 30, 2004 was approximately 70%/30%.

      The following table provides information regarding the interest rate swap agreements as of September 30, 2004:

			Weighted Average	Weighted Average
			Variable Rates	Variable Rates
	Expected		Paid During	Paid During
	Maturity	Fixed Rates	3rd Quarter	First Nine Months
Notional Amount	Date	Received	2004	of 2004

(In thousands)
$42,000	May 7, 2008	6.63%	4.80%	4.39%
39,917	February 10, 2009	6.39%	4.35%	3.94%
2,083	February 10, 2009	6.39%	5.21%	4.80%
81,250	June 1, 2013	7.25%	5.10%	4.69%

Commodity Risk

      We are exposed to risk from fluctuations in prices for raw materials (including steel, aluminum, zinc, copper, resins and rubber compounds) that are used to manufacture our products. We expect rising raw material costs — especially steel — to be a challenge throughout the remainder of 2004. Due to limited availability of steel-related futures contracts and their trading in those markets, we do not use futures contracts to fix the price of steel. Limited availability of steel is also a possibility during these periods and we are working closely with our suppliers to avoid any serious disruption to our operations.

      At times, some of the risk associated with the usage of copper, zinc and aluminum is mitigated using futures contracts that fix the price we will pay for a commodity. Outstanding contracts as of September 30, 2004, had a notional amount of $13.3 million and a market value of $1.6 million. These contracts relate to gradually declining percentages of future anticipated raw material requirements for the remainder of 2004 and into 2006 for copper, zinc and aluminum. As of December 31, 2003, we had recorded an asset of $1.1 million, which represented unrealized gains associated with open commodity contracts. A hypothetical 10% decrease in underlying commodity market prices as of September 30, 2004, would result in an unrealized loss of $1.5 million.

Item 4.	Controls and Procedures

      As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and senior management, including Dominic J. Pileggi, Chief Executive Officer, and Kenneth W. Fluke, Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective at September 30, 2004.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      See Note 11, “Contingencies,” in the Notes to Consolidated Financial Statements, which is incorporated here by reference.

Item 6.	Exhibits

       The following exhibits are filed as part of this Report:

10.1	Retirement Agreement of T. Kevin Dunnigan dated December 2, 2003 (incorporated by reference to Exhibit 10 to the Corporation’s Current Report on Form 8-K dated December 4, 2003, Commission File No. 1-4682).
10.2	Letter Agreement amending the Retirement Agreement of T. Kevin Dunnigan.
10.3	Form of Thomas & Betts Corporation Indemnity Agreement.
10.4	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10 to the Corporation’s Current Report on Form 8-K dated August 31, 2004, Commission File No. 1- 4682).
12	Statement re Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Principal Executive Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a).
31.2	Certification of Principal Financial Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a).
32	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMAS & BETTS CORPORATION
(Registrant)

By:	/s/ KENNETH W. FLUKE

Kenneth W. Fluke
Senior Vice President and
Chief Financial Officer
(principal financial officer)

Date: November 4, 2004

EXHIBIT INDEX

10.1	Retirement Agreement of T. Kevin Dunnigan dated December 2, 2003 (incorporated by reference to Exhibit 10 to the Corporation’s Current Report on Form 8-K dated December 4, 2003, Commission File No. 1-4682).
10.2	Letter Agreement amending the Retirement Agreement of T. Kevin Dunnigan.
10.3	Form of Thomas & Betts Corporation Indemnity Agreement.
10.4	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10 to the Corporation’s Current Report on Form 8-K dated August 31, 2004, Commission File No. 1- 4682).
12	Statement re Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of Principal Financial Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. § 1350