Form 10-K
period 2004-12-31
THOMAS & BETTS CORP
filed 2005-03-04
CIK 97854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐
     As of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates (based on the closing price on the New York Stock Exchange as of such date) was $1,597,406,506.
     As of March 1, 2005, 59,576,721 shares of the Registrant’s common stock were outstanding.
Documents Incorporated by Reference
     Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders will be filed within 120 days after the end of the fiscal year covered by this report and are incorporated by reference into Part III.

Thomas & Betts Corporation and Subsidiaries

CAUTION REGARDING FORWARD-LOOKING STATEMENTS
      This Report includes forward-looking statements regarding Thomas & Betts Corporation that are subject to uncertainties in our operations, business, economic and political environment. Statements that contain words such as “achieve,” “guidance,” “believes,” “expects,” “anticipates,” “intends,” “estimates,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” or similar expressions are forward-looking statements. These statements are subject to risks and uncertainties, and many factors could affect our future financial condition or results of operations. Accordingly, actual results, performance or achievements may differ materially from those expressed or implied by the forward-looking statements contained in this Report. We undertake no obligation to revise any forward-looking statement included in the Report to reflect any future events or circumstances. For more information regarding our risks, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Risks. Reference in this Report to “we,” “our,” “us,” “Thomas & Betts” or “the Corporation” refers to Thomas & Betts Corporation and its consolidated subsidiaries.

PART I

Item 1.	BUSINESS
      Thomas & Betts Corporation is a leading designer and manufacturer of electrical connectors and components used in industrial, commercial, communications, and utility markets. We are also a leading producer of commercial heating units and highly engineered steel structures used for, among other things, utility transmission. We operate approximately 120 manufacturing, distribution and office facilities around the world in approximately 20 countries. Manufacturing, marketing and sales activities are concentrated primarily in North America and Europe. We pursue growth through market penetration, new product development, and, at times, acquisitions.
      We sell our products

•	through electrical, telephone, cable, and heating, ventilation and air-conditioning distributors;

•	directly to original equipment manufacturers, utilities and certain end-users; and

•	through mass merchandisers, catalog merchandisers and home improvement centers.
      Thomas & Betts was first established in 1898 as a sales agency for electrical wires and raceways, and was incorporated and began manufacturing products in New Jersey in 1917. We were reincorporated in Tennessee in 1996. Our corporate offices are maintained at 8155 T&B Boulevard, Memphis, Tennessee 38125, and the telephone number at that address is 901-252-8000.
Available Information
      Our internet address is www.TNB.com. We will make available free of charge on our Internet website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). We will provide electronic or paper copies of our filings free of charge upon request.
General Segment Information
      We classify our products into the following business segments based primarily on product lines. Our segments are:

•	Electrical,

•	Steel Structures, and

•	Heating, Ventilation and Air-Conditioning (“HVAC”).
      The majority of our products, especially those sold in the Electrical segment, have region-specific product standards and are sold mostly in North America or in other regions sharing North American electrical codes. No customer accounted for 10% or more of our consolidated net sales for 2004, 2003, or 2002.
Electrical Segment
      Our Electrical segment’s markets include industrial, commercial, utility and residential construction, renovation, maintenance and repair; project construction; industrial original equipment manufacturers; and communications. The segment’s sales are concentrated primarily in North America and Europe. The Electrical segment experiences modest seasonal increases in sales during the second and third quarters reflecting the construction season. Net sales for the Electrical segment for the past three years were:

	2004	2003	2002

Segment Sales (in millions)	$1,254.0	$1,114.9	$1,113.6
Percent of Consolidated Net Sales	82.7%	84.3%	82.8%
      The Electrical segment designs, manufactures and markets thousands of different connectors, components and other products for electrical, utility and communications applications. We have a market-leading position for many of our products. Products in the Electrical segment include:

•	fittings and accessories for electrical raceways;

•	fastening products, such as plastic and metallic ties for bundling wire, and flexible tubing;

•	connectors, such as compression and mechanical connectors for high-current power and grounding applications;

•	indoor and outdoor switch and outlet boxes, covers and accessories;

•	floor boxes;

•	metal framing used as structural supports for conduits, cable tray and electrical enclosures;

•	emergency and hazardous lighting;

•	safety switches;

•	underground connectors and switchgear;

•	CATV drop hardware;

•	radio frequency RF connectors;

•	aerial, pole, pedestal and buried splice enclosures;

•	encapsulation and sheath repair systems; and

•	other products, including insulation products, wire markers, and application tooling products.
      These products are sold under a variety of well-known brand names, such as Color Keyed®, Elastimold®, Kindorf®, Red Dot®, Sta-Kon®, Steel City®, Superstrut®, Ty-Rap®, LRC®, Diamond®, Kold-N-Klose® and Snap-N-Seal®.
      Demand for electrical products follows general economic conditions and is sensitive to activity in construction markets, industrial production levels and spending by utilities for replacements, expansions and efficiency improvements. The segment’s product lines are predominantly sold through major distributor chains, thousands of independent distributors and, to a lesser extent, to retail home centers and hardware outlets. They are also sold directly to original equipment manufacturers, utilities, cable operators, and telecommunications and satellite TV companies. We have strong relationships with our distributors as a result of the breadth and quality of our product lines, our market-leading service programs, our strong history of product innovation, and the high degree of brand-name recognition for our products among end-users.

Steel Structures Segment
      Our Steel Structures segment designs, manufactures and markets highly engineered tubular steel transmission and distribution poles and lattice steel transmission towers for North American power and telecommunications companies. These products are primarily sold to the following types of end-users:

•	investor-owned utilities;

•	cooperatives, which purchase power from utilities and manage its distribution to end-users;

•	municipal utilities; and

•	telephone companies.
      These products are marketed primarily under the Meyer® and Thomas & Betts® brand names. Net sales for the Steel Structures segment for the past three years were:

	2004	2003	2002

Segment Sales (in millions)	$139.6	$93.5	$129.7
Percent of Consolidated Net Sales	9.2%	7.1%	9.6%
HVAC Segment
      Our HVAC segment designs, manufactures and markets heating and ventilation products for commercial and industrial buildings. Products in this segment include:

•	gas, oil and electric unit heaters;

•	gas-fired duct furnaces;

•	indirect and direct gas-fired make-up air heaters;

•	infrared heaters; and

•	evaporative cooling and heat recovery products.
      These products are sold primarily under the Reznor® brand name through HVAC, mechanical and refrigeration distributors throughout North America and Europe. Demand for HVAC products tends to be higher when customers are experiencing cold weather and, as a result, HVAC has higher sales in the first and fourth quarters. To reduce the impact of seasonality on operations, the segment offers an off-season promotional program with its distributors. Net sales for the HVAC segment for the past three years were:

	2004	2003	2002

Segment Sales (in millions)	$122.7	$113.9	$102.5
Percent of Consolidated Net Sales	8.1%	8.6%	7.6%
Manufacturing and Distribution
      We employ advanced processes for manufacturing quality products. Our manufacturing processes include high-speed stamping, precision molding, machining, plating and automated assembly. We make extensive use of computer-aided design and computer-aided manufacturing (CAD/ CAM) software and equipment to link product engineering with our manufacturing facilities. We also utilize other advanced equipment and techniques in the manufacturing and distribution process, including computer software for scheduling, material requirements planning, shop floor control, capacity planning, and the warehousing and shipment of products.
      Our products have historically enjoyed a reputation for quality in the markets in which they are sold. To ensure maintenance of our quality standards, all of our facilities embrace quality programs, and as of December 31, 2004, approximately 55% meet the ISO 9001 2000 standard. Additionally, we have implemented quality control processes in our design, manufacturing, delivery and other operations in order to further improve product quality and customer service levels.
Raw Materials
      We purchase a wide variety of raw materials for the manufacture of our products including steel, aluminum, zinc, copper, resins and rubber compounds. Sources for raw materials and component parts are well established and, with the exception of steel, are sufficiently numerous to avoid serious future interruptions of production in the event that current suppliers are unable to provide raw materials and component parts sufficient to meet our needs. However, our industry has experienced a reduction in the number of steel suppliers during the past two years due to consolidation. Given the current tight supply of steel, we could encounter manufacturing disruptions in each of our segments from sporadic interruptions by our steel suppliers. In addition, we could encounter price increases, especially for steel, that we may not be able to pass on to our customers.
Research and Development
      We have research, development and engineering capabilities in each business segment and maintain facilities that respond to the needs of specific markets. We have a long-term reputation for innovation and value based upon our ability to develop products that meet the needs of the marketplace.
      Research, development and engineering expenditures invested into new and improved products and processes are shown below. These expenses are included in cost of sales in the Consolidated Statements of Operations.

	2004	2003	2002

R&D Expenditures (in millions)	$21.6	$19.6	$18.8
Percent of Net Sales	1.4%	1.5%	1.4%
Working Capital Practices
      We maintain sufficient inventory to enable us to provide a high level of service to our customers. Our inventory levels, payment terms and return policies are in accordance with general practices associated with the industries in which we operate.
Patents and Trademarks
      We own approximately 1,300 active patent registrations and applications worldwide. We have over 1,400 active trademarks and domain names worldwide, including: Thomas & Betts, T&B, T&B Access, Blackburn, Bowers, Canstrut, Catamount, Color-Keyed, Commander, Deltec, Diamond, DuraGard, Elastimold, Emergi-Lite, E-Z-Code, Flex-Cuf, Furse, Hazlux, Kindorf, Klik-It, Kold-N-Klose, LRC, Marr, Marrette, Meyer, Ocal, Red Dot, Reznor, Russellstoll, Sachs,

Shamrock, Shield-Kon, Shrink-Kon, Signature Service, Site Light, Snap-N-Seal, Sta-Kon, Star Teck, Steel City, Superstrut, Taylor, Ty-Fast, Ty-Rap and Union.
      While we consider our patents, trademarks, and trade dress to be valuable assets, we do not believe that our competitive position is dependent solely on patent or trademark protection or that any business segment or our operations as a whole is dependent on any individual patent or trademark. However, the Color-Keyed, Elastimold, Kindorf, Red Dot, Sta-Kon, Steel City, Super-Strut,and Ty-Rap trademarks are important to the Electrical segment; the Meyer trademark is important to the Steel Structures segment; and the Reznor trademark is important to the HVAC segment. In addition, we do not consider any of our individual licenses, franchises or concessions to be material to our business as a whole or to any business segment.
Competition
      Our ability to continue to meet customer needs by enhancing existing products and developing and manufacturing new products is critical to our prominence in our primary market, the electrical products industry. We have robust competition in all areas of our business, and the methods and levels of competition, such as price, service, warranty and product performance, vary among our markets. While no single company competes with us in all of our product lines, various companies compete with us in one or more product lines. Some of these competitors have substantially greater sales and assets and greater access to capital than we do. We believe Thomas & Betts is among the industry leaders in service to its customers.
      We continually work to enhance our product offerings as do our competitors who are likely to develop new offerings with competitive price and performance characteristics. Although we believe that we have specific technological and other advantages over some of our competitors, because of the intensity of competition in the product areas and geographic markets that we serve, we could experience increased downward pressure on the selling prices for some of our products.
      The abilities of our competitors to enhance their own products, coupled with any unforeseeable changes in customer demand for various products of Thomas & Betts, could affect our overall product mix, pricing, margins, plant utilization levels and asset valuations. We believe that industry consolidation could further increase competitive pressures.
Employees
      As of December 31, 2004, we had approximately 9,000 full-time employees worldwide. Employees of our foreign subsidiaries in the aggregate comprise approximately 50% of all employees. Of the total number of employees, approximately one-third are represented by trade unions. We believe our relationships with our employees and trade unions are good.
Compliance with Environmental Regulations
      We are subject to federal, state, local and foreign environmental laws and regulations that govern the discharge of pollutants into the air, soil and water, as well as the handling and disposal of solid and hazardous wastes. We believe that we are in compliance, in all material respects, with applicable environmental laws and regulations and that the costs of maintaining such compliance with applicable environmental laws and regulations will not be material to our financial position or results of operations.

Financial Information About Foreign and U.S. Operations
      Export sales originating in the U.S. were approximately $34 million in 2004, $33 million in 2003, and $44 million in 2002. For additional financial information about international and U.S. operations, please refer to Note 16 in the Notes to Consolidated Financial Statements.

Item 2.	PROPERTIES
      As of December 31, 2004, we had approximately 120 plant, office, distribution, storage and warehouse facilities, occupying approximately 6.8 million sq. ft. in 21 U.S. states, the Commonwealth of Puerto Rico and in approximately 20 other countries. This space is comprised of approximately 4.7 million sq. ft. of manufacturing space; 1.8 million sq. ft. of office, distribution, storage and warehouse space; and 0.3 million sq. ft. of idle space.
      Our manufacturing locations by segment as of December 31, 2004, were as follows:

			Approximate
			Area in Sq. Ft.
			(000s)
		No. of
Segment	Location	Facilities	Leased	Owned

Electrical	Arkansas	1	—	286
	Massachusetts	1	—	116
	Mississippi	1	—	237
	New Jersey	1	—	134
	New Mexico	1	—	100
	New York	1	—	268
	Puerto Rico	4	116	28
	Tennessee	2	—	457
	Texas	1	36	—
	Australia	1	28	29
	Canada	11	112	705
	France	2	17	8
	Germany	1	30	—
	Hungary	1	88	—
	Japan	1	14	—
	Mexico	15	526	—
	Netherlands	2	8	39
	United Kingdom	4	16	125
Steel Structures	South Carolina	1	—	105
	Texas	1	—	136
	Wisconsin	1	—	171
HVAC	Pennsylvania	1	—	227
	Belgium	1	140	—
	France	2	117	—
	Mexico	1	239	—
      In addition to the above manufacturing facilities, we own three central distribution centers located in Belgium (0.1 million sq. ft.), Canada (0.3 million sq. ft.) and Byhalia, Mississippi (0.9 million sq. ft.). We also have principal sales offices, warehouses and storage facilities located in approximately 0.5 million sq. ft. of space, most of which is leased. Included in this total is approximately 0.2 million sq. ft. of leased space in Memphis, Tennessee, which includes our corporate headquarters.

Item 3.	LEGAL PROCEEDINGS
Kaiser Litigation
      By July 5, 2000, Kaiser Aluminum, its property insurers, 28 Kaiser injured workers, nearby businesses and a class of 18,000 residents near the Kaiser facility in Louisiana, filed product liability and business interruption cases against the Corporation and six other defendants in Louisiana state court seeking damages in excess of $550 million. These cases alleged that a Thomas & Betts cable tie mounting base failed thereby allowing bundled cables to come in contact with a 13.8 kv energized bus bar. This alleged electrical fault supposedly initiated a series of events culminating in an explosion, which leveled 600 acres of the Kaiser facility.
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
      In the fourth quarter 2004, the Corporation and the class of 18,000 residents reached settlement for claims by the class members. The settlement extinguishes the claims of all class members and includes indemnity of the Corporation against future potential claims asserted by class members or those class members who opted out of the settlement process. Also in the fourth quarter 2004, the court approved the class settlement at a fairness hearing. The $3.75 million class settlement amount has been paid directly by an insurer of the Corporation into a trust for the benefit of class members.

Asbestos Cases
      The Corporation and two subsidiaries, Amerace Corporation and L.E. Mason (Red Dot), acquired respectively in 1995 and 1999, are subject to asbestos lawsuits in Mississippi, New Jersey and four other states, related to either undefined and unidentified or historic products. In all cases, the Corporation is investigating these allegations. Amerace is one of hundreds of defendants and Red Dot and the Corporation are one of dozens of defendants in each case. No asbestos containing product of Amerace, Red Dot or Thomas & Betts has been identified in these cases to date. In the Amerace cases, ten lawsuits have already been dismissed. Potential exposure at this time, if any, cannot be estimated. Management believes, however, that there is no merit to these claims, that damages, if any, are remote and believes that a loss is not probable in any of these cases. Insurance coverage is available in connection with these claims.
Other Legal Matters
      The Corporation is also involved in legal proceedings and litigation arising in the ordinary course of business. In those cases where we are the defendant, plaintiffs may seek to recover large and sometimes unspecified amounts or other types of relief and some matters may remain unresolved for several years. Such matters may be subject to many uncertainties and outcomes which are not predictable with assurance. We consider the gross probable liability when determining whether to accrue for a loss contingency for a legal matter. We have provided for losses to the extent probable and estimable. The legal matters that have been recorded in our consolidated financial statements are based on gross assessments of expected settlement or expected outcome. Additional losses, even though not anticipated, could have a material adverse effect on our financial position, results of operations or liquidity in any given period.
Environmental Matters
      Owners and operators of sites containing hazardous substances, as well as generators of hazardous substances, are subject to broad and retroactive liability for investigatory and cleanup costs and damages arising out of past disposal activities. Such liability in many cases may be imposed regardless of fault or the legality of the original disposal activity. We have been notified by the United States Environmental Protection Agency or similar state environmental regulatory agencies or private parties that we, in many instances along with others, may currently be potentially responsible for the remediation of sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, similar federal and state environmental statutes, or common law theories. We, along with others, may be held jointly and severally liable for all costs relating to investigation and remediation of 12 sites pursuant to these environmental laws.
      We are the owner or operator, or former owner or operator, of various manufacturing locations that we are currently evaluating for the presence of contamination that may require remediation. These sites include former or inactive facilities or properties in Alabama (Mobile); Connecticut (Monroe); Indiana (Medora); Illinois (Libertyville); Massachusetts (Attleboro, Boston, Canton); New Hampshire (New Milford); New Jersey (Butler, Elizabeth, Garwood); New York (Horseheads); Pennsylvania (Perkasie, Pittsburgh); Ohio (Bucyrus) and Oklahoma (Stillwater). The sites further include active manufacturing locations in New Jersey (Hackettstown); New Mexico (Albuquerque); South Carolina (Lancaster); and Wisconsin (Hager City).
      Four of these current and former manufacturing locations relate to activities of American Electric for the period prior to our acquisition of that company. These four sites are located in

Hager City, Wisconsin, Lancaster, South Carolina, Medora, Indiana, and Pittsburgh, Pennsylvania. Each of these sites, except for Pittsburgh is subject to an Asset Purchase Agreement dated June 28, 1985 between American Electric and ITT Corporation. ITT and Thomas & Betts have shared responsibilities and costs at the four outstanding sites subject to this agreement. For certain of the sites covered by this agreement, ITT agreed to indemnify American Electric for environmental liabilities, if any, that occurred prior to the purchase of the facilities by American Electric. We believe that the indemnity of ITT is reliable; however, we have no assurances that these indemnities will be honored.
      In 1996, we acquired Augat Inc. Augat previously evaluated or remediated, and may have liability associated with environmental contamination at a number of sites. Pursuant to a Purchase Agreement, dated July 2, 2000, between the Corporation and Tyco Group S.A.R.L., we agreed to retain certain environmental liabilities, if any, for former Augat manufacturing locations in Alabama (Montgomery Plants 1 & 3); Massachusetts (Mashpee) and South Carolina (Inman); and for four offsite alleged disposal locations.
      In November 1998, we acquired Kaufel Group, Ltd. Pursuant to the various environmental laws and regulations described above, we are evaluating, and may have liability associated with contamination at two facilities owned and operated by Kaufel in Dorval, Quebec.
      We have provided for liabilities to the extent probable and estimable, but we are not able to predict the extent of our ultimate liability with respect to all of these pending or future environmental matters. However, we believe that any additional liability with respect to the aforementioned environmental matters will not be material to our financial position or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.
Executive Officers
      The following persons are executive officers of Thomas & Betts, and are elected by and serve at the discretion of the Board of Directors.
Dominic J. Pileggi, 53
President & Chief Executive Officer
      Mr. Pileggi was elected Chief Executive Officer in January 2004. Mr. Pileggi has held several executive positions with the company, including President and Chief Operating Officer from 2003 to 2004, and Senior Vice President and Group President — Electrical from 2000 to 2003. He also held various executive positions with Thomas & Betts from 1979 to 1995. Mr. Pileggi was employed by Viasystems Group, Inc., as Executive Vice President in 1998 to 2000 and President — EMS Division of Viasystems in 2000.
Kenneth W. Fluke, 45
Senior Vice President & Chief Financial Officer
      Mr. Fluke was elected Senior Vice President and Chief Financial Officer effective May 2004. Prior to that time, he was Vice President — Controller from 2000. Previously, he held various finance and managerial positions with The Goodyear Tire and Rubber Company beginning in 1982, including General Manager, Finance — South Pacific Tyres and Controller North American Tires Division.
Christopher P. Hartmann, 43
President — Electrical Division
      Mr. Hartmann has been President — Electrical Division since 2003 and was elected an executive officer effective May 2004. Prior to that time, he was President and Chief Operating Officer of Affiliated Distributors, North America’s largest network of independent electrical distributors from 1999 to 2002.
Connie C. Muscarella, 50
Vice President — Human Resources and Administration
      Ms. Muscarella has been Vice President — Human Resources since 1999 and has served as the elected officer position of Vice President — Human Resources and Administration since 2000.
J.N. Raines, 61
Vice President–General Counsel & Secretary
      Mr. Raines was elected to the officer position of Vice President — General Counsel & Secretary in 2001. Prior to that time, he was a partner of the law firm of Glankler Brown PLLC for more than five years.
NYSE Certifications
      Our CEO certified to the New York Stock Exchange in 2004 that we were in compliance with the NYSE listing standards. In 2004, our CEO and CFO executed the certification required by section 302 of the Sarbanes-Oxley Act of 2002, which was an exhibit to our Form 10-K for the fiscal year ended December 31, 2003.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
      Our common stock is traded on the New York Stock Exchange under the symbol TNB. The following table sets forth by quarter for the last two years the high and low sales prices of our common stock as reported by the NYSE.
      At March 1, 2005, the closing price of the Corporation’s common stock on the NYSE was $32.73.

	2004		2003

First Quarter
Market price high	$23	5/8	$18	7/16
Market price low	$19	5/8	$13	1/4
Second Quarter
Market price high	$27	3/8	$16	1/4
Market price low	$21	13/16	$13	7/8
Third Quarter
Market price high	$27	1/4	$17	11/16
Market price low	$23	3/16	$14	1/8
Fourth Quarter
Market price high	$32	1/2	$23	3/16
Market price low	$25	7/8	$15	9/16
Holders
      At March 1, 2005, the Corporation had approximately 3,300 shareholders of record, not including shares held in security position listings, or “street name.”
Dividends
      We do not presently anticipate declaring any cash dividends in the foreseeable future. Future decisions concerning the payment of cash dividends will depend upon our results of operations, financial condition, capital expenditure plans, terms of credit agreements, and other factors that the Board of Directors may consider relevant. The 7.25% notes due 2013 contain provisions that currently limit the amount of cash dividends that Thomas & Betts is allowed to pay.

Item 6.	SELECTED FINANCIAL DATA
Thomas & Betts Corporation and Subsidiaries

	2004	2003	2002	2001	2000
(In millions, except per share data)
Net sales	$1,516.3	$1,322.3	$1,345.9	$1,497.5	$1,756.1
Net earnings (loss) from continuing operations before cumulative effect of an accounting change	$93.3	$42.8	$(8.2)	$(138.9)	$(178.7)
Long-term debt including current maturities	$545.9	$685.3	$625.1	$672.0	$676.0
Total assets	$1,755.8	$1,782.6	$1,619.8	$1,761.6	$2,085.7
Per share earnings (loss) from continuing operations before cumulative effect of an accounting change:
Basic	$1.59	$0.73	$(0.14)	$(2.39)	$(3.08)
Diluted	$1.57	$0.73	$(0.14)	$(2.39)	$(3.08)
Cash dividends declared per common share	$—	$—	$—	$0.56	$1.12

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
Introduction
      Thomas & Betts Corporation is a leading designer and manufacturer of electrical connectors and components used in industrial, commercial, communications, and utility markets. We are also a leading producer of commercial heating units and highly engineered steel structures used for, among other things, utility transmission. We operate approximately 120 manufacturing, distribution and office facilities around the world in approximately 20 countries. Manufacturing, marketing and sales activities are concentrated primarily in North America and Europe.
2005 Outlook
      In 2005, we expect to see net sales growth in the mid-single digit percentage range and expect to report $1.60 to $1.70 in earnings per diluted share for the full year 2005. Our 2005 earnings expectations represent an improvement over the $1.57 earnings per diluted share in 2004, which included a $13.0 million pre-tax gain ($0.14 per share) from the sale of our interest in a European joint venture. The key risks we may face in 2005 include continued higher prices and volatility in commodity markets, especially for steel and copper, and a potential slow down in market growth due to macro-economic factors, such as higher energy costs or rising interest rates.
      Our 2005 outlook excludes any impact from the adoption of Statement on Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” We do not believe the impact of SFAS 123(R) will be material.

Year 2004 Compared with 2003
Summary of Consolidated Results

	2004		2003

	In	% of Net	In	% of Net
	Millions	Sales	Millions	Sales

Net sales	$1,516.3	100.0	$1,322.3	100.0
Cost of sales	1,085.2	71.6	970.3	73.4

Gross profit	431.1	28.4	352.0	26.6
Selling, general and administrative	287.0	18.9	282.8	21.4
Other operating expense (income), net	—	—	(12.4)	(1.0)

Earnings from operations	144.1	9.5	81.6	6.2
Income from unconsolidated companies	2.1	0.1	3.2	0.2
Interest expense, net	(30.6)	(2.0)	(36.9)	(2.8)
Other (expense) income, net	(0.8)	(0.1)	(1.8)	(0.1)
Gain on sale of equity interest	13.0	0.9	1.6	0.1

Earnings before income taxes	127.8	8.4	47.7	3.6
Income tax provision	34.5	2.2	4.9	0.4

Net earnings	$93.3	6.2	$42.8	3.2

Per share earnings:
Basic	$1.59		$0.73

Diluted	$1.57		$0.73

Overview
      Earnings from operations in 2004 were up significantly from 2003. This improvement reflects increased demand primarily in our Electrical and Steel Structures segments, with our plants benefiting from better absorption of fixed costs on the increased sales volumes. During 2004, we experienced increased demand for products used by utilities and saw an improvement in demand for industrial electrical products. Although we experienced rising raw material costs (primarily steel) during 2004, the effect on current year results was minimal as higher raw materials costs were offset through higher selling prices for our products and through operational improvements. Earnings from operations in 2003 included a pre-tax benefit of $8.9 million for the favorable settlement of a commercial lawsuit and a pre-tax benefit of $3.5 million from insurance proceeds.
      Net earnings in 2004 included a $13.0 million pre-tax gain related to the sale of a minority interest in a European joint venture.
Net Sales and Gross Profit
      Net sales in 2004 were up $194.0 million, or 14.7%, from 2003. This increase reflects raw material-related price increases, increased demand for products used by utilities, and an increase in demand for industrial electrical products. Net sales were also positively impacted by approximately $37 million from foreign currency exchange driven primarily by strong Canadian and European currencies against a weaker U.S. dollar.

      Gross profit in 2004 was up $79.1 million, or 22.5%, from 2003. Gross margin in 2004 as a percent of net sales improved 1.8 percentage points from the prior year. This improvement reflects increased sales volumes which provided better fixed cost absorption by our plants. During 2004, we experienced higher raw material costs (primarily steel). These higher costs had a minimal impact on our 2004 earnings, as they were offset through higher selling prices for our products and through operational improvements. Gross margin in 2003 reflected a charge of $3.7 million for the closing of a U.S. satellite distribution center and a benefit of $1.8 million from the cessation of depreciation on assets previously held for sale.
Expenses
      Selling, general and administrative (“SG&A”) expense in 2004 as a percent of net sales was reduced 2.5 percentage points from the prior year. This improvement reflects higher sales and our continued efforts to reduce and tightly control expenses. SG&A expense in 2004 includes $2.2 million in expense associated with the planned retirement of a former executive officer. SG&A in 2003 includes $4.5 million in expense primarily associated with the planned retirement of our former CEO.
      Other operating expense (income), net for 2003 reflects a benefit of $8.9 million for the favorable settlement of a commercial lawsuit and a $3.5 million benefit from insurance proceeds.
Interest Expense, Net
      Interest expense, net for 2004 decreased $6.3 million from the prior year due primarily to lower debt levels. Interest expense, net in 2003 reflected approximately $5.5 million of incremental interest expense related to $125 million of 7.25% senior unsecured notes issued in May 2003 prior to using the proceeds from that issuance to repay $125 million of 8.25% senior unsecured notes in January 2004. Interest income included in interest expense, net was $4.7 million for 2004 and $4.2 million for 2003. Interest expense reflects the impact of interest rate swap agreements. Interest rate swap agreements resulted in a benefit of $4.9 million in 2004 and $6.3 million in 2003.
Gain on Sale of Equity Interest
      In 2004, we sold a minority interest in a European joint venture for $20.9 million in cash and recognized a pre-tax gain of $13.0 million. Prior to the sale, we recognized, as income from unconsolidated companies, net earnings from this equity interest of $1.3 million during 2004.
      In 2003, we sold a minority interest in a Japanese joint venture for $2.3 million in cash and recognized a pre-tax gain of $1.6 million. Prior to the sale, we recognized, as income from unconsolidated companies, a negligible amount of net earnings from this equity interest during 2003.
Income Taxes
      The income tax provision in 2004 reflected an effective rate of 27.0% of pre-tax income compared to an effective rate in the prior year of 10.3% of pre-tax income. The effective rate for both years reflects benefits from our Puerto Rican manufacturing operations as well as benefits in both years resulting from the favorable completion of tax audits ($1.5 million for 2004 and $4.5 million for 2003).

Net Earnings
      Net Earnings were $93.3 million, or $1.59 per basic and $1.57 per diluted share, in 2004 compared to net earnings of $42.8 million, or $0.73 per basic and diluted share, in 2003. Higher 2004 results reflect increased operating earnings on higher current year sales volumes and include a $13.0 million pre-tax gain ($0.14 per share) from the sale of a minority interest in a European joint venture. Results in 2003 include a pre-tax benefit of $8.9 million for the favorable settlement of a commercial lawsuit and a pre-tax benefit of $3.5 million from insurance proceeds.
Year 2003 Compared with 2002
Summary of Consolidated Results

	2003		2002

	In	% of Net	In	% of Net
	Millions	Sales	Millions	Sales

Net sales	$1,322.3	100.0	$1,345.9	100.0
Cost of sales	970.3	73.4	1,014.3	75.4

Gross profit	352.0	26.6	331.6	24.6
Selling, general and administrative	282.8	21.4	282.3	21.0
Other operating expense (income), net	(12.4)	(1.0)	16.0	1.1
Impairment charges on long-lived assets	—	—	1.2	0.1
Provision, restructured operations	—	—	1.6	0.1

Earnings from operations	81.6	6.2	30.5	2.3
Income from unconsolidated companies	3.2	0.2	2.6	0.2
Interest expense, net	(36.9)	(2.8)	(35.2)	(2.7)
Other (expense) income, net	(1.8)	(0.1)	(0.1)	—
Gain on sale of equity interest	1.6	0.1	—	—

Earnings (loss) before income taxes	47.7	3.6	(2.2)	(0.2)
Income tax provision	4.9	0.4	6.0	0.4

Net earnings (loss) before cumulative effect of an accounting change	42.8	3.2	(8.2)	(0.6)
Cumulative effect of an accounting change	—	—	(44.8)	(3.3)

Net earnings (loss)	$42.8	3.2	$(53.0)	(3.9)

Per share earnings (loss) before cumulative effect of an accounting change:
Basic	$0.73		$(0.14)

Diluted	$0.73		$(0.14)

Overview
      Earnings from operations in 2003 compared to 2002 reflect relatively flat year-over-year results after considering the impact of significant items in 2002, which primarily included restructuring charges and the settlement of a lawsuit. Results in 2003 reflect continued weak market conditions in all of our segments, especially Steel Structures and Electrical, where reduced investment by the utility sector contributed to lower sales volumes compared with 2002.

      The earnings impact of lower sales volumes was offset by manufacturing efficiency improvements derived mainly from our manufacturing restructuring program.
      Net interest expense for 2003 reflected approximately $5.5 million of incremental interest expense related to $125 million of 7.25% senior unsecured notes issued in May 2003. We used the proceeds from this offering to repay $125 million of 8.25% senior unsecured notes upon maturity in January 2004. Interest expense during 2003 also reflected our repayment of $50.5 million of debt in November 2002 and $60 million of debt in February 2003 and benefits from interest rate swap agreements. Interest income for 2002 included $2.0 million of interest income on a note receivable that was repaid and $3.3 million of interest income associated with income tax refunds.
      Net earnings (loss) in 2003 compared to 2002 reflects the above mentioned changes in earnings as well as an $11 million net tax charge in 2002 related to certain tax law changes, various favorable tax adjustments in 2003 that exceeded similar adjustments in 2002, and a $45 million net-of-tax charge in the first quarter of 2002 for the impairment of goodwill associated with our HVAC segment upon the adoption of a new accounting standard.
Manufacturing Restructuring Program
      In late 2001, we announced a manufacturing restructuring program. The program was essentially completed by December 31, 2002, and there were no significant cash outflows related to the program subsequent to that date. The manufacturing restructuring program affected approximately two-thirds of our manufacturing operations, including all electrical product manufacturing plants in the United States, Europe and Mexico, and had three primary components: consolidating manufacturing capacity, improving processes, and investing in tooling and equipment. The total cost of the program was approximately $91 million, including $7 million of capital expenditures. We recorded $34.4 million in pre-tax charges related to the program during 2002, including $32.8 million in charges impacting gross profit and $1.6 million of restructuring charges.
Net Sales and Gross Profit
      Net sales in 2003 were down approximately 1.8% from 2002 levels. Sales volumes were significantly impacted by reduced investment by the utility sector where we are a leading provider of steel structures used for transmission systems and high voltage electrical connectors and switchgear. This lower demand negatively impacted sales primarily in the first half of 2003 and to a lesser extent in the second half of the year. The continued weakness in all of our U.S. markets was also a factor. These lower sales volumes were partially offset by an approximate $48 million benefit for foreign currency exchange driven primarily by strong Canadian and European currencies against a weaker U.S. dollar.
      Gross profit in 2003 reflects the impact of lower sales volumes offset by manufacturing efficiency improvements derived mainly from our manufacturing restructuring program. Gross profit in 2003 also reflects a charge of $3.7 million for the closing of a U.S. satellite distribution center. Gross profit in 2002 included charges of $32.8 million associated with our manufacturing restructuring program, and a charge of $4.6 million from the bankruptcy of a large cable TV customer. Both 2003 and 2002 reflect a benefit of $1.8 million and $7.3 million, respectively, from the cessation of depreciation on assets held for sale.

Expenses
      Selling, general and administrative expense in 2003 of approximately $283 million was relatively flat with 2002. The 2003 expenses include a $4.5 million charge primarily associated with our former CEO’s planned retirement. The underlying improvement when compared with 2002 reflects our continued efforts to reduce and tightly control expenses despite the negative impact from foreign currency exchange in 2003.
      Other operating expense (income), net for 2003 included a benefit of $8.9 million from the favorable settlement of a commercial lawsuit and $3.5 million of income from insurance proceeds. Other operating expense (income), net for 2002 includes expense of $19.0 million for the settlement of a consolidated securities class action lawsuit. We have no remaining contingent obligations associated with this lawsuit. We also realized $3.2 million of income from insurance proceeds in 2002.
      Impairment charges on long-lived assets in 2002 of $1.2 million reduced the Electrical segment’s held for sale assets to their estimated net realizable value. Restructuring charges of $1.6 million in 2002 related to our manufacturing restructuring program.
Interest Expense, Net
      Interest expense, net for the year 2003 was up $1.7 million year-over-year, reflecting approximately $5.5 million of incremental interest expense related to $125 million of 7.25% senior unsecured notes issued in May 2003. We used the proceeds from this offering to repay $125 million of 8.25% senior unsecured notes upon maturity in January 2004. Interest expense for 2003 was $4.3 million lower than 2002 reflecting the repayment of $50.5 million of debt in November 2002 and $60 million of debt in February 2003. Interest expense for 2003 also reflects lower interest rates, due in part to interest rate swap agreements on $250 million of debt, which resulted in a benefit of $6.3 million in 2003 and $1.5 million in 2002.
      Interest income included in interest expense, net was $4.2 million for 2003 and $10.1 million for 2002. Interest income for 2002 included $2.0 million of interest income on a note receivable that was repaid and $3.3 million of interest income associated with income tax refunds.
Gain on Sale of Equity Interest
      In 2003, we sold a minority interest in a Japanese joint venture for $2.3 million in cash and recognized a pre-tax gain of $1.6 million. Prior to the sale, we recognized, as income from unconsolidated companies, a negligible amount of net earnings from this equity interest during 2003.
Income Taxes
      The 2003 and 2002 effective tax rates are a provision of 10.3% and 271.6%, respectively. In 2003, we recorded a tax benefit of $4.5 million resulting from the favorable completion of tax audits in the United States, United Kingdom and Germany and a corresponding reduction in worldwide tax exposure. As a result of certain tax law changes during 2002, we recorded an $11.0 million net tax charge comprised of a $22.9 million tax charge related to converting certain foreign tax credits into foreign tax deductions, and an $11.9 million tax benefit from releasing a federal valuation allowance on deferred tax assets associated with minimum pension liabilities. In addition, during 2002 we recorded a tax benefit of $2.2 million as a result of completing several tax audits and a reduction of worldwide tax exposures.

Cumulative Effect of an Accounting Change
      During the second quarter of 2002, we completed our transitional evaluation of goodwill as of the beginning of 2002 as required under accounting standard SFAS No. 142. Consequently, we recorded in our first quarter 2002 a $44.8 million non-cash charge for an impairment of goodwill associated with our HVAC segment. This charge reflected the cumulative effect of adopting the accounting change and does not affect our day-to-day operations.
Net Earnings (Loss)
      Net earnings were $42.8 million, or $0.73 per basic and fully diluted share, in 2003 compared to a net loss of $53 million, or a loss per share of $0.91 in 2002. Results in 2002 included the above mentioned $44.8 million, or $0.77 per share, goodwill impairment charge associated with the adoption of SFAS No. 142.
Segment Results
      We evaluate our business segments primarily on the basis of segment earnings. Segment earnings are defined as earnings from continuing operations before interest, taxes, asset impairments, restructuring charges and certain other charges.
      Our segment earnings are significantly influenced by the operating performance of our Electrical segment that accounts for more than four-fifths of our consolidated net sales and a majority of our consolidated segment earnings during 2004, 2003, and 2002.
Summary of Segment Results

	2004		2003		2002

	In	% of Net	In	% of Net	In	% of Net
Net Sales	Millions	Sales	Millions	Sales	Millions	Sales

Electrical	$1,254.0	82.7	$1,114.9	84.3	$1,113.7	82.8
Steel Structures	139.6	9.2	93.5	7.1	129.7	9.6
HVAC	122.7	8.1	113.9	8.6	102.5	7.6

	$1,516.3	100.0	$1,322.3	100.0	$1,345.9	100.0

	2004		2003		2002

	In	% of Net	In	% of Net	In	% of Net
Segment Earnings	Millions	Sales	Millions	Sales	Millions	Sales

Electrical	$120.3	9.6	$65.4	5.9	$30.3	2.7
Steel Structures	15.7	11.2	6.4	6.8	15.3	11.8
HVAC	10.3	8.4	8.2	7.2	6.3	6.1

	$146.3	9.6	$80.0	6.1	$51.9	3.9

Electrical Segment
Year 2004 Compared with 2003
      Electrical segment net sales in 2004 were up $139.1 million, or 12.5%, from 2003. Higher net sales were primarily a result of sales price increases related to higher raw material costs,

higher sales volumes from increased demand for products used by utilities, and an increase in demand for industrial products. Net sales were also positively impacted by approximately $34 million of foreign currency exchange.
      Electrical segment earnings in 2004 were up $54.9 million, or 83.9%, from 2003. This significant improvement reflects increased sales volumes, which provided better fixed cost absorption. Higher raw materials costs experienced in 2004 had a minimal impact on current year results, as they were offset through higher selling prices for Electrical segment products and through operational improvements.
Year 2003 Compared with 2002
      Electrical segment net sales in 2003 were flat with 2002 after including the favorable impact of foreign currency exchange of approximately $44 million. The underlying sales shortfall was mainly due to lower volumes in our U.S. markets. The weakness in the utility market for electrical connectors and switchgear was seen primarily in the first half of 2003.
      Electrical segment earnings for 2003 reflect manufacturing efficiency improvements derived from our manufacturing restructuring program which were offset primarily by the impact from lower sales volumes in our U.S. electrical markets. Electrical segment results in 2002 included $32.8 million of charges associated with our manufacturing restructuring program. Both 2003 and 2002 results reflect the negative impact of running our manufacturing plants at the lower range of practical capacity utilization due to weak industry demand. In addition, sales and segment earnings in 2002 were adversely impacted by a $4.6 million charge for exposure associated with the bankruptcy of a large cable TV customer. Finally, during the first quarter of 2003 and the year 2002, the segment had assets classified as held for sale and consequently suspended depreciation of $1.8 million and $7.3 million, respectively.
Other Segments
Year 2004 Compared with 2003
      Net sales in 2004 in our Steel Structures segment were up $46.1 million, or 49.3%, from 2003. Higher net sales reflect strengthening demand by utilities to upgrade or expand regional electrical transmission grids and sales price increases related to higher raw material costs. Steel Structures segment earnings in 2004 were up $9.3 million, or 145.3%, from 2003. This significant improvement reflects increased sales volumes and improved operating efficiencies from operating at near capacity levels.
      Net sales in 2004 in our HVAC segment were up $8.8 million, or 7.7%, from 2003. Higher net sales reflect sales price increases related to higher raw material costs and positive impacts from foreign currency exchange. Net sales in 2004 were also negatively impacted by relatively mild 2004 winter weather conditions in the United States. HVAC segment earnings in 2004 were up $2.1 million, or 25.6%, from 2003. This improvement reflects disciplined cost controls and improved operating efficiencies.
Year 2003 Compared with 2002
      Net sales and segment earnings in our Steel Structures segment for 2003 were significantly lower than 2002 as a result of reduced and delayed investment by the utility sector for transmission systems. Operational improvements such as reducing manufacturing costs and

SG&A expenses were more than offset by the negative impact of significantly lower sales volumes.
      Our HVAC segment’s 2003 net sales increased approximately 11% compared with 2002. The increase was due primarily to including a full year of results from a small European acquisition made in late 2002 and the favorable impact of foreign currency exchange. The 2003 improvement in segment earnings over 2002 was mainly due to reduced manufacturing costs primarily in our North American operations and, to a lessor extent, the impact of the previously mentioned European acquisition.

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
Negative Economic Conditions May Adversely Affect Performance
      The success of Thomas & Betts’ business is directly linked to positive economic conditions in the countries where it sells its products. Material adverse changes in economic or industry conditions generally or in the specific markets served by Thomas & Betts could adversely affect the future financial condition and results of operations of the Corporation. Additionally, continued economic slowdown in the U.S. or in Thomas & Betts’ major foreign markets, including Canada and Europe, could reduce the Corporation’s overall net sales. Because these influences are not always foreseeable, there can be no assurance that the business will not be affected by these occurrences.
Availability of Steel Supply
      We have experienced a reduction in the number of steel suppliers during the past two years as a result of consolidation in the steel industry. Given increased worldwide demand, the availability of steel is a concern. If we are unable to regularly obtain the steel that we need to manufacture products, our business could be materially disrupted.
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
Adverse Regulatory, Environmental, Monetary or Other Governmental Policies Which May Affect Profitability
      Thomas & Betts is subject to governmental regulations throughout the world. Unforeseen changes in these governmental regulations may reduce its profitability. Namely, significant changes in monetary or fiscal policies in the U.S. and abroad could result in currency fluctuations, including fluctuations in the Canadian dollar, Euro and British pound, which, in turn, could adversely affect Thomas & Betts’ net sales, costs and expenses. Furthermore, significant changes in any number of governmental policies could create trade restrictions, patent enforcement issues, adverse tax rate changes and changes to tax treatment of items such as tax credits, withholding taxes, transfer pricing and other income and expense recognition for tax purposes, including the U.S. federal tax benefits derived from the Corporation’s Puerto Rico operations which are set to expire on December 31, 2005. These changes might limit Thomas & Betts’ ability to sell its products in certain markets, and could negatively affect its business, operating results and financial condition.
      In addition, Thomas & Betts’ operations are subject to international, federal, state and local laws and regulations governing environmental matters, including emissions to air, discharge to waters and the generation and handling of waste. Thomas & Betts is also subject to laws relating to occupational health and safety. The operation of manufacturing plants involves a high level of susceptibility in these areas, and there is no assurance that Thomas & Betts will not incur material environmental or occupational health and safety liabilities in the future. Moreover, expectations of remediation expenses could be affected by, and potentially significant expenditures could be required to comply with, environmental regulations and health and safety laws that may be adopted or imposed in the future. Future remediation technology advances could adversely impact expectations of remediation expenses.
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

Critical Accounting Policies
      The preparation of financial statements contained in this Report requires the use of estimates and assumptions to determine certain amounts reported as net sales, costs, expenses, assets or liabilities and certain amounts disclosed as contingent assets or liabilities. Actual results may differ from those estimates or assumptions. Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements. We believe our critical accounting policies include the following:

•	Revenue Recognition: We recognize revenue when finished products are shipped to unaffiliated customers and both title and risks of ownership are transferred. Sales discounts, quantity and price rebates, and allowances are estimated based on contractual commitments and experience and recorded in the period as a reduction of revenue in which the sale is recognized. Quantity rebates are in the form of volume incentive discount plans, which include specific sales volume targets or year-over-year sales volume growth targets for specific customers. Certain distributors can take advantage of price rebates by subsequently reselling the Corporation’s products into targeted construction projects or markets. Following a distributor’s sale of an eligible product, the distributor submits a claim for a price rebate. The Corporation provides additional allowances for bad debts when circumstances dictate. A number of distributors, primarily in the Electrical segment, have the right to return goods under certain circumstances and those returns, which are reasonably estimable, are accrued as a reduction of revenue at the time of shipment. Management analyzes historical returns and allowances, current economic trends and specific customer circumstances when evaluating the adequacy of accounts receivable related reserves and accruals.

•	Inventory Valuation: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. To ensure inventories are carried at the lower of cost or market, the Corporation periodically evaluates the carrying value of its inventories. The Corporation also periodically performs an evaluation of inventory for excess and obsolete items. Such evaluations are based on management’s judgment and use of estimates. Such estimates incorporate inventory quantities on-hand, aging of the inventory, sales forecasts for particular product groupings, planned dispositions of product lines and overall industry trends.

•	Goodwill and Other Intangible Assets: We follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires a transitional and annual test of goodwill and indefinite lived assets associated with reporting units for indications of impairment. The Corporation performs its annual impairment assessment in the fourth quarter of each year, unless circumstances dictate more frequent assessments. Under the provisions of SFAS No. 142, each test of goodwill requires the Corporation to determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Corporation must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. See Note 3 in the Notes to the

Consolidated Financial Statements for information regarding the impairment charge of $44.8 million recorded in 2002 as a result of the adoption of SFAS No. 142 and other transitional disclosure information.

•	Long-Lived Assets: We follow the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. For purposes of recognizing and measuring impairment of long-lived assets, the Corporation evaluates assets for associated product groups. The Corporation reviews long-lived assets to be held-and-used for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of the primary asset in the associated product groups is less than the carrying amount of the assets, the assets are considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, the Corporation estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

•	Income Taxes: We use the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provides a valuation allowance based on a more-likely-than-not criteria. The Corporation has valuation allowances for deferred tax assets primarily associated with operating loss carryforwards, tax credit carryforwards and deferred state income tax assets. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income, based on enacted tax law in effect as of December 31, 2004, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, which involve estimates and uncertainties, in making this assessment. Tax planning strategies include primarily sales of non-core assets. Projected future taxable income is based on management’s forecast of the operating results of the Corporation. Management periodically reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize net deferred tax assets, the Corporation will increase valuation allowances by a charge to income tax expense in the period of such determination.

•	Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of current available facts related to each site.

Liquidity and Capital Resources
      We had cash and cash equivalents of $336 million and $387 million at December 31, 2004 and 2003, respectively.
      The following table reflects the primary category totals in our Consolidated Statements of Cash Flows.

	2004	2003	2002
(In millions)
Net cash provided by (used in) operating activities	$63.9	$96.8	$80.4
Net cash provided by (used in) investing activities	1.5	43.5	(84.0)
Net cash provided by (used in) financing activities	(124.5)	59.2	(57.2)
Effect of exchange-rate changes on cash	7.7	9.9	4.0

Net increase (decrease) in cash and cash equivalents	$(51.4)	$209.4	$(56.8)

Operating Activities
      Cash provided by operating activities in 2004 was primarily attributable to net earnings, which was partially offset by an increase in inventory requirements and $78.2 million of funding to certain qualified pension plans that brought these plans up to their accumulated benefit obligation. The inventory increase during 2004 reflects higher current year raw material costs as well as planned inventory build to protect customer service levels given the uncertainty in raw material availability, particularly in our Steel Structures segment, and to support higher sales volumes. Cash provided by operating activities for 2003 was primarily attributable to net earnings and reductions in receivables and inventories. Operating activities for 2002 reflect the positive impact of $65 million of cash tax refunds received and $3 million of associated interest income. In 2002, these positive impacts were offset by a $27 million payment for a patent lawsuit settlement, a $19 million payment for a class-action shareholder lawsuit settlement, and approximately $41 million for expenses associated with the manufacturing restructuring program.
Investing Activities
      Our marketable securities transactions during 2004 were minimal. We acquired $30.9 million of marketable securities in 2003 and acquired $84.6 million in 2002. We had proceeds from matured marketable securities of $99.5 million in 2003 and $25.5 million in 2002.
      During 2004, we had capital expenditures totaling $25.4 million, compared to $28.7 million in 2003 and $23.8 million in 2002. The capital expenditures for 2002 included $7 million associated with our manufacturing restructuring program. We expect capital expenditures to be approximately $35 million in 2005, reflecting investment in our manufacturing facilities to enhance efficiencies and lower costs.
      We sold our minority interest in a European joint venture for $20.9 million in cash in 2004 and sold our minority interest in a Japanese joint venture for $2.3 million in cash in 2003. During 2002, we acquired the outstanding common stock of a French manufacturer of radiant heaters for total consideration of approximately $8 million cash (approximately $5 million, net of acquired cash).

Financing Activities
      Cash used in 2004 financing activities reflected debt repayments of $139.1 million and stock options exercised of $14.7 million. Cash provided by 2003 financing activities reflected debt proceeds of $130.6 million and debt repayments of $67.8 million. In May 2003, we issued $125 million of 7.25% senior unsecured notes. Proceeds from the issuance of the notes were used to repay $125 million of 8.25% senior unsecured notes upon maturity in January 2004. In 2002, cash used for financing activities reflected debt proceeds of $4.4 million and debt repayments of $61.9 million.
$175 million Credit Agreement
      In 2003, we entered into a $175 million committed revolving credit facility with a bank group which is secured primarily by accounts receivable, inventory and equipment located in the United States. We have the option, at the time of drawing funds under the facility, of selecting an interest rate based on a number of benchmarks including the London Interbank Offered Rate (LIBOR), the federal funds rate, or the prime rate of the agent bank. The credit facility matures in June 2006. There were no borrowings outstanding under this facility as of December 31, 2004. The $175 million credit facility contains the following financial covenants:
      (a) Minimum Liquidity. During the term of the credit agreement, Thomas & Betts and its domestic subsidiaries must maintain liquidity (as defined in the credit agreement) of not less than $100 million, unless (1) the Corporation’s senior unsecured notes due in 2006 have been paid in full, (2) the Fixed Charge Coverage Ratio (as defined in the credit agreement), determined as of the last day of the immediately preceding fiscal month, is greater than 1.15 to 1.00, and (3) the Interest Coverage Ratio (as defined in the credit agreement), determined as of the last day of the immediately preceding fiscal month, is greater than 1.30 to 1.00.
      (b) Minimum Consolidated Liquidity. During the term of the credit agreement, Thomas & Betts, its domestic subsidiaries and international guarantor subsidiaries must maintain Consolidated Liquidity (as defined in the credit agreement), of not less than $175 million, unless the Fixed Charge Coverage Ratio is greater than or equal to 1.00 to 1.00.
      (c) Consolidated Net Assets. Ten percent of the Corporation’s Consolidated Net Assets (as defined in the credit agreement) must at all times be greater than $52.5 million.
      (d) Consolidated Tangible Net Assets. Twelve and one-half percent of the Corporation’s Consolidated Tangible Net Assets (as defined in the credit agreement) must at all times be greater than $52.5 million.
      (e) Capital Expenditures. The Corporation’s capital expenditures may not exceed $60 million in the aggregate during any fiscal year; provided, however, to the extent that amounts available for capital expenditures with respect to any fiscal year are not used, up to $10 million of such amounts may be carried forward to increase the dollar limit for capital expenditures during the following fiscal year.
      The credit agreement contains other significant terms such as:
      Restricted Payments and Purchases. Thomas & Betts may not make any Restricted Payment or Purchase (as defined in the credit agreement) other than dividends on common stock to the extent that such dividend payment does not cause non-compliance with financial covenants. However, the Corporation’s subsidiaries may make certain payments to the parent Corporation or certain other subsidiaries of the Corporation.

      Liens. The Corporation may not create, assume or permit to exist any lien on any of the Corporation’s property, except for Permitted Liens (as defined in the credit agreement).
      Disposition of Assets. The Corporation may not dispose of any assets, property or business, except for the sale of inventory in the ordinary course of business, physical assets used in the ordinary course of business, and specific dispositions set forth in the credit agreement. For example, the Corporation may dispose of certain equipment if such equipment is replaced with equipment having a fair market value equal to or greater than the equipment disposed of, and the transaction meets the other requirements in the credit agreement.
      At times, the Corporation is required to provide letters of credit that may be drawn in the event we fail to perform under contracts entered into in the normal course of our business activities. Such performance related letters of credit totaled $0.3 million at December 31, 2004. The remaining letters of credit relate to third-party insurance claims processing, existing debt obligations and tax incentive programs. At December 31, 2004, outstanding letters of credit, or similar financial instruments which reduce the amount available under the $175 million credit facility total $37.3 million.
Other Credit Facilities
      The Corporation has a CAD$45 million (approximately US$37 million) committed revolving credit facility with a Canadian bank that is secured by inventory and accounts receivable located in Canada. The Corporation pays an annual unused commitment fee of 27.5 basis points on the undrawn balance to maintain this facility. This facility matures in September 2006 and no borrowings were outstanding as of December 31, 2004.
      The Corporation has a EUR10 million (approximately US$14 million) committed revolving credit facility with a European bank which is secured by inventory and receivables located in Europe. The Corporation pays an annual unused commitment fee of 62.5 basis points on the undrawn balance to maintain this facility. This facility has an indefinite maturity and no borrowings were outstanding as of December 31, 2004.
      These other credit facilities contain standard covenants which, under certain conditions, could limit the payment of dividends, investments, liens, debt and dispositions of collateral similar to those contained in the $175 million credit agreement. Also included are financial covenants regarding minimum liquidity and capital expenditures similar to those contained in the $175 million credit agreement. The credit facilities contain standard events of default such as covenant default and cross-default.
Compliance and Availability
      We are in compliance with all covenants or other requirements set forth in our credit facilities. However, if we fail to be in compliance with the financial or other covenants of our credit agreements, then the credit agreements could be terminated, any outstanding borrowings under the agreements could be accelerated and immediately due and we could have difficulty renewing or obtaining credit facilities in the future.
      As of January 31, 2005, the aggregate availability of funds under our credit facilities was approximately $160.7 million, after deducting outstanding letters of credit. Availability under the revolving credit facilities increases or decreases with fluctuations in the value of the underlying collateral and is subject to the satisfaction of various covenants and conditions to borrowing.

These are back up facilities that have not been utilized and we currently do not expect to utilize these facilities in the foreseeable future.
Credit Ratings
      As of December 31, 2004, we had a senior unsecured debt rating from Standard & Poor’s of BBB-, an investment grade credit rating. Moody’s Investor Service (“Moody’s”) assigned us a non-investment grade credit rating of Ba1. In November 2004 Moody’s revised our rating outlook upward to positive from stable. If both Moody’s and Standard & Poor’s rate us as an investment grade credit for a continuous period of at least 30 days, then some of the covenants on one of our indentures will terminate.
      Should our credit ratings drop, repayment under our credit facilities and securities will not be accelerated; however, our credit costs may increase and access to capital markets may be more limited. Similarly, if our credit rating increases, we may have a decrease in our credit costs and access to broader capital markets.
Off-Balance Sheet Arrangements
      As of December 31, 2004, we did not have any off-balance sheet arrangements.
Debt Securities
      Thomas & Betts had the following senior unsecured debt securities outstanding as of December 31, 2004:

Issue Date	Amount	Interest Rate		Interest Payable	Maturity Date

January 1996	$150 million	6.50%		January 15 and July 15	January 2006
May 1998	$115 million	6.63%	(a)	May 1 and November 1	May 2008
February 1999	$150 million	6.39%	(a)	March 1 and September 1	February 2009
May 2003	$125 million	7.25%	(a)	June 1 and December 1	June 2013

(a)	We have entered into interest rate swaps associated with only portions of these underlying debt instruments. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.
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
7.25% Notes Due 2013
      The covenants contained in the indenture governing the 7.25% senior unsecured notes due 2013 limit or restrict our ability to:

•	incur indebtedness or issue preferred stock of our subsidiaries;

•	make restricted payments (as defined), including dividends, repurchase of common stock, or other distributions and investments;

•	sell assets or subsidiary stock.

      If Moody’s and Standard & Poor’s both rate these notes investment grade for at least 30 continuous days, then the above restrictive covenants will no longer apply. If these notes subsequently become non-investment grade, the indenture covenants previously released will not be reinstated. The indentures do not accelerate the maturity of the notes in the event of a credit downgrade.
Guarantee and Indemnification Arrangements
      Refer to Note 17 in the Notes to Consolidated Financial Statements for information regarding our guarantee and indemnification arrangements.
Contractual Obligations
      The following table reflects our total contractual cash obligations as of December 31, 2004.

			2006	2008
			through	through
	Total	2005(a)	2007	2009	Thereafter
(In millions)
Long-Term Debt Including Current Maturities	$545.9	$2.8	$151.4	$269.2	$122.5
Operating Lease Obligations	54.5	11.6	14.8	8.7	19.4

Total Contractual Cash Obligations	$600.4	$14.4	$166.2	$277.9	$141.9

(a)	In addition to the amounts above, we expect contributions to our qualified pension plans to be minimal in 2005.
Other
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
      Over the long-term, we expect to meet our liquidity needs with a combination of cash generated from operations and existing cash balances plus either increased debt or equity issuances. From time to time, we may access the public capital markets if terms, rates and timing are acceptable. We have an effective shelf registration statement that will permit us to issue an aggregate of $325 million of senior unsecured debt securities, common stock and preferred stock.

Qualified Pension Plans
      We have domestic and foreign qualified pension plans with domestic plans accounting for a substantial portion of total plan liabilities and assets. The following information indicates the funded status for qualified pension plans:
Qualified pension plans with plan assets in excess of accumulated benefit obligations:

	December 31,	December 31,
	2004	2003
(In millions)
Projected benefit obligation	$317	$2
Accumulated benefit obligation	$293	$2
Fair value of plan assets	$295	$3
Qualified pension plans with plan assets less than accumulated benefit obligations:

	December 31,	December 31,
	2004	2003
(In millions)
Projected benefit obligation	$8	$289
Accumulated benefit obligation	$7	$268
Fair value of plan assets	$5	$209
All qualified pension plans:

	December 31,	December 31,
	2004	2003
(In millions)
Projected benefit obligation	$325	$291
Accumulated benefit obligation	$300	$270
Fair value of plan assets	$300	$212
      The following information indicates recognized and unrecognized assets and liabilities associated with our qualified pension plans:

	December 31,	December 31,
	2004	2003
(In millions)
Net projected benefit obligation in excess of plan assets	$25	$79
Unrecognized actuarial losses	(84)	(70)

Recognized net (asset) liability	$(59)	$9

      To the extent not recovered through actual market returns on plan assets, such unrecognized actuarial losses will unfavorably impact our future earnings from operations by increasing pension expense. Amortization of unrecognized actuarial losses during 2004 was $3 million.
      Our funding to all qualified pension plans was $78 million in 2004 and $6 million in 2003. As a result of the 2004 funding, we expect contributions to our qualified pension plans to be minimal in 2005.

      Our qualified pension plan assets at December 31, 2004 and 2003, were included in the following asset categories:

	Plan Assets

	At December 31,	At December 31,
	2004	2003

Asset Category
Short-term investments	9%	—%
Domestic equity securities	33%	41%
International equity securities	14%	14%
Debt securities	35%	40%
Other	9%	5%

Total	100%	100%

      Pension assets held in short-term investments at December 31, 2004, reflect contributions made late in 2004 that were not yet invested at year-end based on target allocations. Our plan assets allocation targets as of December 31, 2004 and 2003, are as follows:

	Allocation Targets

	December 31,	December 31,
	2004	2003

Asset Category
Domestic equity securities	40%	41%
International equity securities	15%	8%
Debt securities	24%	46%
Other	21%	5%

Total	100%	100%

      The financial objectives of our investment policy is to maximize returns in order to minimize contributions and long-term cost of funding pension liabilities, within reasonable and prudent levels of risk and to achieve annualized returns in excess of the policy benchmark. As of December 31, 2004 and 2003, no pension assets were directly invested in Thomas & Betts Corporation common stock.
      The long-term rates of return we use for our qualified pension plans take into account historical investment experience over a multi-year period, as well as, mix of plan asset investment types, market conditions, investment practices of our Retirement Plans Committee, and advice from investment professionals and actuarial advisors. The weighted-average long-term rates of return used to determine net periodic pension cost for all qualified pension plans are as follows:

	2004	2003	2002

Weighted-average long-term rates of return used to determine net periodic pension cost	8.61%	8.66%	8.67%
      Reflected in the rates above are domestic weighted-average long-term rates of return of 8.75% for 2004, 2003, and 2002.

      The assumed discount rates we use for our qualified pension plans represent long-term high quality corporate bond rates. Discount rates used to determine net periodic pension cost for all qualified pension plans are as follows:

	2004	2003	2002

Discount rates used to determine net periodic pension cost	5.96%	6.66%	7.14%
      Reflected in the rates above are domestic discount rates of 6.00% in 2004, 6.75% in 2003 and 7.25% in 2002.
      Discount rates used to determine pension benefit obligations as of December 31, 2004 and 2003 for all qualified pension plans were 5.71% and 5.96%, respectively, and reflect domestic discount rates of 5.75% and 6.00%, respectively.
      The potential impact on the 2004 net periodic pension cost resulting from a hypothetical one-percentage-point change in the assumed weighted-average long-term rate of return while maintaining a constant discount rate would be approximately $2 million. The potential impact on the 2004 net periodic pension cost resulting from a hypothetical one-percentage-point change in the assumed discount rate while maintaining a constant weighted-average long-term rate of return would be approximately $4 million.
      For 2005, our domestic long-term rate of return is 8.25% and our domestic discount rate is 5.75%.
      For additional information regarding our qualified and non-qualified pension plans and post-retirement plans, refer to Note 12 in the Notes to Consolidated Financial Statements.
Credit Risk
      We continually evaluate the credit risk associated with our customers. Credit risk with respect to trade receivables is limited due to the large number of customers comprising our customer base and their dispersion across many different industries and geographic areas. No customer receivable exceeds 10% of total accounts receivable as of December 31, 2004.
Recently Issued Accounting Standards
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which requires that compensation costs relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments used. SFAS No. 123(R) is effective as of the first interim reporting period that begins after June 15, 2005. We do not believe the impact of adopting SFAS No. 123(R) will be material.
      In December 2004, the FASB issued Staff Position FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. According to this Staff Position, companies that qualify for the recent tax law’s deduction for domestic production activities must account for it as a special deduction under FASB Statement No. 109 and reduce their tax expense in the period or periods the amounts are deductible on the tax return. We have $249 million of U.S. federal net operating loss carryforwards as of December 31, 2004. Until these losses are fully utilized, we will not be able to claim a tax deduction on qualified production activities.

      In December 2004, the FASB issued Staff Position FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. This Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated to a U.S. taxpayer. Given the lack of clarification of certain provisions within the Act, this Staff Position allowed companies additional time to evaluate the financial statement implications of repatriating foreign earnings. We are in the process of evaluating how much, if any, of the undistributed earnings of foreign subsidiaries should be repatriated and the financial statement and cash flow implications of any decision. The range of possible amounts that we are considering for repatriation under this provision is between zero and the maximum amount of dividends eligible for the one time deduction under the Act. The related range of income tax effects of such repatriation cannot be reasonably estimated at this time. We are awaiting final guidance from the I.R.S. and intend to complete our evaluation in late 2005.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges (when actual production defect rates vary significantly from expected rates) and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have not yet determined the impact, if any, of adopting SFAS No. 151.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk and Financial Instruments
      Thomas & Betts is exposed to market risk from changes in interest rates, raw material prices and foreign exchange rates. At times, we may enter into various derivative instruments to manage certain of these risks. We do not enter into derivative instruments for speculative or trading purposes.
Interest Rate Risk
      We are exposed to the impact of interest rate changes and use a combination of fixed and floating rate debt to manage this exposure. We use interest rate swaps to manage the impact of interest rate changes on the market value of our borrowings and to balance our debt portfolio between fixed and variable rate instruments.
      During 2002, we entered into three interest rate swap agreements that effectively converted $250 million of our notes payable, with one-third maturing in each of the years 2006, 2008, and 2009, from fixed interest rates to floating interest rates based on a six-month average of LIBOR plus the applicable spread.
      During 2003, we replaced one of the three interest rate swap agreements in a notional amount of $83.3 million relating to the debt securities maturing in 2006, with new interest rate swap agreements for the same notional amount maturing primarily in 2013. The approximately $3 million Thomas & Betts received from closing our previous position will reduce the future effective interest rate of the underlying 2006 debt instrument. The interest rate swap agreements effectively converted $83.3 million notional amount of debt from a fixed interest rate to a floating interest rate based on a six-month average of LIBOR plus the applicable spread.

      During 2004, we terminated portions of our interest rate swap agreements totaling a notional amount of $84.7 million relating to the debt securities maturing in 2008 and 2009. The approximate $0.1 million Thomas & Betts received from terminating our previous positions will reduce the future effective interest rate of the underlying 2008 and 2009 debt instruments.
      As of December 31, 2004, our fixed-to-floating interest rate ratio was 70%/30%. The interest rate swaps qualify for the short-cut method of accounting for a fair value hedge under SFAS No. 133. The amount to be paid or received under the interest rate swap agreements is recorded as a component of net interest expense.
      The following table provides information regarding our open derivative financial instruments at December 31, 2004 that are sensitive to changes in interest rates, including interest rate swaps.

			Weighted Average
Notional	Expected	Fixed Rates	Variable Rates Paid
Amount	Maturity Date	Received	During 2004

(In thousands)
$42,000	May 7, 2008	6.63%	4.62%
39,917	February 10, 2009	6.39%	4.17%
2,083	February 10, 2009	6.39%	5.03%
81,250	June 1, 2013	7.25%	4.92%
      Notional amounts are used to calculate the contractual payments to be exchanged under the contract.
      As of December 31, 2004, the fair value of our long-term debt (including current maturities), estimated using quoted market prices or discounted future cash flows based on our current incremental borrowing rates for similar types of borrowing arrangements, was $580.9 million. At December 31, 2004, the carrying value of long-term debt, including current maturities, was $545.9 million. The potential change in fair value resulting from a hypothetical one-percentage-point change in interest rates would be approximately $20.2 million as of December 31, 2004.
Commodity Risk
      We are exposed to risk from fluctuations in prices for raw materials (including steel, aluminum, zinc, copper, resins and rubber compounds) that are used to manufacture our products. Due to the limited availability of steel-related futures contracts and their limited trading volume in those markets, we do not use futures contracts to fix the price of steel. Managing the cost of raw materials (especially steel) could be a challenge in 2005. Limited availability of steel is also a possibility and we are working closely with our suppliers to avoid any serious disruptions.
      At times, some of the risk associated with usage of copper, zinc and aluminum is mitigated through the use of futures contracts that fix the price we will pay for a commodity. Outstanding contracts as of December 31, 2004, had a notional amount of $16.6 million and a market value of $1.8 million. These contracts relate to gradually declining percentages of future anticipated raw material requirements for 2005 through 2006 for copper, zinc and aluminum. As of December 31, 2004, we had recorded an asset of $1.8 million which represented unrealized gains associated with open commodity contracts. A hypothetical 10 percent decrease in underlying commodity market prices would result in an unrealized potential reduction in the market value of the open commodity contracts of $1.8 million.
Foreign Exchange Risk
      From time to time, we utilize forward foreign exchange contracts for the sale or purchase of foreign currencies (principally European currencies). As of December 31, 2004, we had no outstanding forward sale or purchase contracts related to foreign currencies and experienced no impact from mark-to-market adjustments for forward foreign exchange contracts during 2004.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS
      Management is responsible for the preparation of the Corporation’s consolidated financial statements and related information appearing in this report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present the Corporation’s financial position and results of operations in conformity with generally accepted accounting principles in the United States of America. Management also has included in the Corporation’s financial statements amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.
      The independent registered public accounting firm, KPMG LLP, audits the Corporation’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).
      The Board of Directors of the Corporation has an Audit Committee composed of four non-management Directors. The committee meets periodically with financial management, the internal auditors and the independent registered public accounting firm to review accounting, control, auditing and financial reporting matters.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING
      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Thomas & Betts Corporation:
      We have audited the accompanying consolidated balance sheets of Thomas & Betts Corporation and subsidiaries as of December 31, 2004 and December 31, 2003, and the related consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive income (loss) for each of the years ended December 31, 2004, December 31, 2003 and December 29, 2002. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thomas & Betts Corporation and subsidiaries as of December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the years ended December 31, 2004, December 31, 2003 and December 29, 2002, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Thomas & Betts Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/     KPMG LLP
KPMG LLP
Memphis, Tennessee
March 3, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Thomas & Betts Corporation:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Thomas & Betts Corporation and subsidiaries (the Corporation) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Thomas & Betts Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive income (loss) for each of the years ended December 31, 2004, December 31, 2003 and December 29, 2002, and our report dated March 3, 2005 expressed an unqualified opinion on those financial statements.
/s/     KPMG LLP
KPMG LLP
Memphis, Tennessee
March 3, 2005

Thomas & Betts Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	2004	2003	2002

Net sales	$1,516,292	$1,322,297	$1,345,857
Cost of sales	1,085,150	970,248	1,014,242

Gross profit	431,142	352,049	331,615
Other expenses:
Selling, general and administrative	287,024	282,779	282,332
Other operating expense (income), net	—	(12,325)	15,850
Provision, restructured operations	—	—	1,656
Impairment charges on long-lived assets	—	—	1,236

Earnings from operations	144,118	81,595	30,541
Income from unconsolidated companies	2,167	3,214	2,593
Interest expense, net	(30,608)	(36,879)	(35,225)
Other (expense) income, net	(825)	(1,772)	(119)
Gain on sale of equity interest	12,978	1,587	—

Earnings (loss) before income taxes	127,830	47,745	(2,210)
Income tax provision (benefit)	34,575	4,932	6,002

Net earnings (loss) before cumulative effect of an accounting change	93,255	42,813	(8,212)
Cumulative effect of an accounting change	—	—	(44,815)

Net earnings (loss)	$93,255	$42,813	$(53,027)

Basic earnings (loss) per share:
Earnings (loss) before cumulative effect of an accounting change	$1.59	$0.73	$(0.14)
Cumulative effect of an accounting change	—	—	(0.77)

Net earnings (loss)	$1.59	$0.73	$(0.91)

Diluted earnings (loss) per share:
Earnings (loss) before cumulative effect of an accounting change	$1.57	$0.73	$(0.14)
Cumulative effect of an accounting change	—	—	(0.77)

Net earnings (loss)	$1.57	$0.73	$(0.91)

Average shares outstanding:
Basic	58,610	58,438	58,273
Diluted	59,357	58,447	58,273
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	December 31, 2004	December 31, 2003

ASSETS
Current Assets
Cash and cash equivalents	$336,059	$387,425
Marketable securities	1,658	1,704
Receivables, net of allowances of $68,647 and $55,599	172,745	168,542
Inventories:
Finished goods	106,402	95,993
Work-in-process	28,947	30,904
Raw materials	71,809	63,346

Total inventories	207,158	190,243

Deferred income taxes	46,874	50,016
Prepaid expenses	14,401	14,349

Total Current Assets	778,895	812,279

Property, plant and equipment
Land	15,261	15,927
Buildings	171,683	173,985
Machinery and equipment	608,482	604,791
Construction-in-progress	10,219	9,163

	805,645	803,866
Less accumulated depreciation	(529,501)	(500,156)

Net property, plant and equipment	276,144	303,710

Goodwill	463,264	455,113
Investments in unconsolidated companies	114,922	121,732
Deferred income taxes	33,481	52,707
Prepaid pension plan costs	59,261	4,064
Other assets	29,785	33,020

Total Assets	$1,755,752	$1,782,625

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$2,830	$133,344
Accounts payable	120,336	113,724
Accrued liabilities	100,692	111,478
Income taxes payable	14,551	6,414

Total Current Liabilities	238,409	364,960

Long-Term Liabilities
Long-term debt	543,085	551,972
Accrued pension plan liability	20,571	81,076
Other long-term liabilities	51,968	53,190
Contingencies (Note 17)	—	—
Shareholders’ Equity
Common stock	5,935	5,848
Additional paid-in capital	366,811	345,646
Retained earnings	530,243	436,988
Unearned compensation, restricted stock	(1,811)	(2,014)
Accumulated other comprehensive income	541	(55,041)

Total Shareholders’ Equity	901,719	731,427

Total Liabilities and Shareholders’ Equity	$1,755,752	$1,782,625

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	2004	2003	2002

Cash Flows from Operating Activities:
Net earnings (loss)	$93,255	$42,813	$(53,027)
Cumulative effect of an accounting change	—	—	44,815

Income (loss) before cumulative effect of an accounting change	93,255	42,813	(8,212)
Adjustments:
Depreciation and amortization	51,805	50,327	47,978
Amortization of restricted stock	2,331	3,761	2,266
Provision, restructured operations	—	—	1,656
Impairment charge on long-lived assets	—	—	1,236
Undistributed earnings from unconsolidated companies	(2,167)	(3,214)	(2,593)
Mark-to-market adjustment for derivative instruments	(691)	(1,116)	(617)
(Gain) loss on sale of property, plant and equipment	(721)	1,465	(194)
Gain on sale of equity interest	(12,978)	(1,587)	—
Deferred income taxes	12,523	(10,840)	43,017
Changes in operating assets and liabilities, net:
Receivables	1,282	4,527	35,673
Inventories	(12,682)	14,493	16,428
Held for sale assets	—	—	8,186
Accounts payable	3,250	(2,176)	(15,016)
Accrued liabilities	(10,885)	(4,075)	(68,547)
Income taxes payable	7,395	(3,680)	10,615
Funding to qualified pension plans	(78,187)	(5,525)	(8,275)
Other	10,381	11,620	16,784

Net cash provided by (used in) operating activities	63,911	96,793	80,385

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(25,419)	(28,681)	(23,811)
Purchases of and investment in businesses	—	—	(5,079)
Proceeds from sale of property, plant and equipment	5,948	1,347	3,697
Proceeds from sale of equity interest	20,929	2,338	—
Proceeds from divestitures of businesses	—	—	373
Marketable securities acquired	(525)	(30,941)	(84,624)
Proceeds from matured marketable securities	541	99,485	25,463

Net cash provided by (used in) investing activities	1,474	43,548	(83,981)

Cash Flows from Financing Activities:
Proceeds from long-term debt and other borrowings	—	130,628	4,434
Repayment of long-term debt and other borrowings	(139,096)	(67,790)	(61,886)
Debt issuance costs on recapitalization	—	(3,861)	—
Stock options exercised	14,666	175	248

Net cash provided by (used in) financing activities	(124,430)	59,152	(57,204)

Effect of exchange-rate changes on cash	7,679	9,938	3,951

Net increase (decrease) in cash and cash equivalents	(51,366)	209,431	(56,849)
Cash and cash equivalents, beginning of year	387,425	177,994	234,843

Cash and cash equivalents, end of year	$336,059	$387,425	$177,994

Cash payments for interest	$44,203	$48,008	$45,277
Cash payments (refunds) for income taxes	$12,219	$14,816	$(48,517)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
(In thousands)

						Accumulated
						Other
	Common Stock		Additional			Comprehensive	Comprehensive
			Paid-In	Retained	Restricted	Income	Income
	Shares	Amount	Capital	Earnings	Stock	(Loss)	(Loss)	Total

Balance at December 30, 2001	58,158	$5,816	$340,265	$447,202	$(2,831)	$(107,167)	$—	$683,285

Net income (loss)	—	—	—	(53,027)	—	—	(53,027)	(53,027)
Other comprehensive income (loss):
Unrealized gain (loss) adjustment on securities net of taxes of $(20)	—	—	—	—	—	—	(38)	(38)
Minimum pension liability net of taxes of $(14,110)	—	—	—	—	—	—	(23,021)	(23,021)
Cumulative translation adjustment	—	—	—	—	—	—	14,360	14,360

Other comprehensive income (loss)	—	—	—	—	—	(8,699)	(8,699)	—

Comprehensive income (loss)	—	—	—	—	—	—	(61,726)	—

Stock options and incentive awards	138	14	2,646	—	(2,349)	—	—	311
Amortization of restricted stock	—	—	—	—	2,266	—	—	2,266

Balance at December 29, 2002	58,296	$5,830	$342,911	$394,175	$(2,914)	$(115,866)	$—	$624,136

Net income (loss)	—	—	—	42,813	—	—	42,813	42,813
Other comprehensive income (loss):
Unrealized gain (loss) adjustment on securities net of taxes of $(112)	—	—	—	—	—	—	(208)	(208)
Minimum pension liability net of taxes of $7,695	—	—	—	—	—	—	12,556	12,556
Cumulative translation adjustment	—	—	—	—	—	—	48,477	48,477

Other comprehensive income (loss)	—	—	—	—	—	60,825	60,825	—

Comprehensive income (loss)	—	—	—	—	—	—	103,638	—

Stock options and incentive awards	179	18	3,027	—	(2,861)	—	—	184
Redemption of Shareholder Rights Plan	—	—	(292)	—	—	—	—	(292)
Amortization of restricted stock	—	—	—	—	3,761	—	—	3,761

Balance at December 31, 2003	58,475	$5,848	$345,646	$436,988	$(2,014)	$(55,041)	$—	$731,427

Net income (loss)	—	—	—	93,255	—	—	93,255	93,255
Other comprehensive income (loss):
Unrealized gain (loss) adjustment on securities net of taxes of $(23)	—	—	—	—	—	—	(42)	(42)
Minimum pension liability net of taxes of $15,216	—	—	—	—	—	—	27,302	27,302
Cumulative translation adjustment	—	—	—	—	—	—	28,322	28,322

Other comprehensive income (loss)	—	—	—	—	—	55,582	55,582	—

Comprehensive income (loss)	—	—	—	—	—	—	148,837	—

Stock options and incentive awards	878	87	21,165	—	(2,128)	—	—	19,124
Amortization of restricted stock	—	—	—	—	2,331	—	—	2,331

Balance at December 31, 2004	59,353	$5,935	$366,811	$530,243	$(1,811)	$541	$—	$901,719

Preferred Stock: Authorized 1,000,000 shares, par value $0.10 per share. None issued.
Common Stock: Authorized 250,000,000 shares, par value $0.10 per share.
      The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

1.	Nature of Operations
      Thomas & Betts Corporation is a leading designer and manufacturer of connectors and components for electrical markets. The Corporation is also a leading producer of highly engineered steel structures used primarily for utility power lines, and industrial heating units. It operates over 120 manufacturing, distribution and office facilities around the world in approximately 20 countries. Manufacturing, marketing and sales activities are concentrated primarily in North America and Europe.
      The Corporation sells its products 1) through electrical, telephone, cable, and heating, ventilation and air-conditioning distributors; 2) directly to original equipment manufacturers and certain end-users; and 3) through mass merchandisers, catalog merchandisers and home improvement centers. Thomas & Betts pursues growth through market penetration, new product development, and, at times, acquisitions.

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
      Revenue Recognition: The Corporation recognizes revenue when finished goods are shipped to unaffiliated customers and both title and the risks of ownership are transferred. Sales discounts, quantity and price rebates, and allowances are estimated based on experience and recorded as a reduction to revenue in the period in which the sale is recognized. Quantity rebates are in the form of volume incentive discount plans which include specific sales volume targets or year-over-year sales volume growth targets for specific customers. Certain distributors can take advantage of price rebates by subsequently reselling the Corporation’s products into targeted construction projects or markets. Following a distributor’s sale of an eligible product, the distributor submits a claim for a price rebate. The Corporation provides additional allowances for bad debts when circumstances dictate. A number of distributors, primarily in the Electrical segment, have a right to return goods under certain circumstances and those returns, which are reasonably estimable, are accrued for at the time of shipment as a reduction to revenue.
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
      Goodwill and Other Intangible Assets: Goodwill consists principally of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases. Other intangible assets totaling $5.1 million, which are classified as other assets, consist primarily of estimated fair values for trade names and a distributor network, associated with an acquisition in 2002. These other intangible assets are considered to have indefinite lives and are not amortized.
      The Corporation follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 required a transitional impairment test of goodwill and indefinite lived intangible assets in 2002 and an annual test in 2002 and thereafter. The Corporation performed its transitional test of goodwill as of the beginning of 2002 and performs its annual impairment assessment in the fourth quarter of each year, unless circumstances dictate more frequent assessments. Under the provisions of SFAS No. 142, each test of goodwill requires the

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
      The following table reflects activity for goodwill during the three years ended December 31, 2004:

				Other —
	Balance at			Primarily	Balance at
	Beginning	Goodwill	Impairment	Currency	End of
	of Year	Additions	Losses	Translation	Year
(In thousands)
2004
Electrical	394,168	$—	$—	$7,890	$402,058
Steel Structures	60,533	—	—	—	60,533
HVAC	412	197	—	64	673

	$455,113	$197	$—	$7,954	$463,264

2003
Electrical	$376,598	$—	$—	$17,570	$394,168
Steel Structures	60,533	—	—	—	60,533
HVAC	44	309	—	59	412

	$437,175	$309	$—	$17,629	$455,113

2002
Electrical	$369,367	$—	$—	$7,231	$376,598
Steel Structures	60,533	—	—	—	60,533
HVAC	44,815	44	(44,815)	—	$44

	$474,715	$44	$(44,815)	$7,231	$437,175

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
      Earnings Per Share: Basic earnings per share are computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share are computed by dividing net earnings by the sum of (1) the weighted-average number of shares of common stock outstanding during the period and (2) the dilutive effect of the assumed exercise of stock options and vesting of restricted stock, using the treasury stock method.
      Stock Options: At December 31, 2004, the Corporation had stock option plans that provide for the purchase of the Corporation’s common stock by its key employees and non-employee directors, which are described more fully in Note 11. The Corporation applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” established accounting and disclosure requirements using a fair-value-base method of accounting for stock-based employee

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

	2004	2003	2002
(In thousands, except per share data)
Net earnings (loss), as reported	$93,255	$42,813	$(53,027)
Deduct total incremental stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effects(a)	(4,297)	(4,991)	(4,466)

Proforma net earnings (loss)	$88,958	$37,822	$(57,493)

Earnings (loss) per share:
Basic — as reported	$1.59	$0.73	$(0.91)

Basic — proforma	$1.52	$0.65	$(0.99)

Diluted — as reported	$1.57	$0.73	$(0.91)

Diluted — proforma	$1.50	$0.65	$(0.99)

(a)	Does not include restricted stock expense that is already reported in net earnings. See Note 11.
      A valuation using the fair-value-based accounting method has been made for stock options issued in 2004, 2003, and 2002. That valuation was performed using the Black-Scholes option-pricing model.
      The Corporation’s options were valued assuming:

	2004	2003	2002

Risk-free interest rate on issuance date	3.00%	3.00%	4.25%
Dividend yield	—%	—%	—%
Volatility	35%	35%	35%
Average expected option life	4 years	5 years	5 years
      The valuation determined a per-share weighted-average fair value for options granted during 2004, 2003, and 2002 of $6.49, $5.96 and $7.20, respectively.
Recently Issued Accounting Standards:
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires that compensation costs relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments used. SFAS No. 123(R) is effective as of the first interim reporting period that

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)
begins after June 15, 2005. The Corporation does not believe the impact of adopting SFAS No. 123(R) will be material.
      In December 2004, the FASB issued Staff Position FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. According to this Staff Position, companies that qualify for the recent tax law’s deduction for domestic production activities must account for it as a special deduction under FASB Statement No. 109 and reduce their tax expense in the period or periods the amounts are deductible on the tax return. As indicated in Note 7 of the consolidated financial statements, the Corporation has $249 million of U.S. federal net operating loss carryforwards as of December 31, 2004. Until these losses are fully utilized, the Corporation will not be able to claim a tax deduction on qualified production activities.
      In December 2004, the FASB issued Staff Position FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. This Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated to a U.S. taxpayer. Given the lack of clarification of certain provisions within the Act, this Staff Position allowed companies additional time to evaluate the financial statement implications of repatriating foreign earnings. The Corporation is in the process of evaluating how much, if any, of the undistributed earnings of foreign subsidiaries should be repatriated and the financial statement and cash flow implications of any decision. The range of possible amounts that we are considering for repatriation under this provision is between zero and the maximum amount of dividends eligible for the one time deduction under the Act. The related range of income tax effects of such repatriation cannot be reasonably estimated at this time. The Corporation is awaiting final guidance from the I.R.S. and intends to complete its evaluation in late 2005.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 indicates that “abnormal” amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges (when actual production defect rates vary significantly from expected rates) and requires the allocation of fixed production overheads to inventory based on the “normal capacity”, as defined, of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Corporation has not yet determined the impact, if any, of adopting SFAS No. 151.

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
charge was recorded as a cumulative effect of an accounting change in the Corporation’s consolidated statement of operations for the first quarter of 2002. The Corporation re-assessed its goodwill for impairment during the fourth quarter of 2002, 2003, and 2004 and noted no impairment for any reporting units within the Corporation’s segments. Fair values used for the impairment assessments performed at the beginning of and during 2002 and during 2003 and 2004 were determined by an independent third party.

4.	Acquisitions and Divestitures
      2004: The Corporation sold its 49.9% interest in Euromold NV in September 2004 for $20.9 million in cash and recognized a pre-tax gain of $13.0 million. Prior to the sale, the Corporation had recognized net earnings from this equity interest of $1.3 million during 2004.
      2003: The Corporation sold its 50% interest in Fujimold Ltd. in December 2003 for $2.3 million in cash and recognized a pre-tax gain of $1.6 million. Prior to the sale, the Corporation had recognized a negligible amount of net earnings from this equity interest during 2003.
      2002: The Corporation completed one acquisition during 2002 for approximately $8 million in cash (approximately $5 million, net of acquired cash). The Corporation acquired all outstanding common stock of Group Thermalliance S.A., a French HVAC manufacturer. An allocation of the purchase price to the assets and liabilities acquired was performed in accordance with SFAS No. 141. Assets acquired also consisted of estimated fair values for trade names and a distributor network. Net sales and pre-tax income of the acquired entity during 2002 was $5.3 million and $0.7 million, respectively.

5.	Restructuring and Asset Impairments
      In late 2001, the Corporation announced a manufacturing restructuring program. The program was essentially completed by December 31, 2002 and there were no significant cash outflows related to the program subsequent to that date. The manufacturing restructuring program affected approximately two-thirds of the Corporation’s manufacturing operations, including all electrical products manufacturing plants in the United States, Europe and Mexico. The total cost of the program was approximately $91 million, including $7 million of capital expenditures. The Corporation recorded approximately $49 million in pre-tax charges related to the program during 2001, with the remainder of such charges being recorded in 2002. The following table indicates charges in 2002 related primarily with the manufacturing restructuring

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

5.	Restructuring and Asset Impairments (Continued)
program for the Corporation’s Electrical segment and indicates the financial statement captions impacted by these charges in the accompanying Consolidated Statements of Operations.

	2002

	Property,
	Plant and	Accrued	Total
	Equipment	Liabilities	Charges
(In thousands)
Restructuring charges	$—	$1,656	$1,656
Impairment charges on long-lived assets	1,236	—	1,236
Cost of Sales	—	32,781	32,781

	$1,236	$34,437	$35,673

      The manufacturing restructuring program was essentially completed in 2002. Remaining accruals for restructuring charges as of December 31, 2004 of $0.4 million relate to maintenance costs on idle facilities closed as a result of the program.

6.	Basic and Diluted Earnings Per Share
      The following is a reconciliation of the basic and diluted earnings per share computations:

	2004	2003	2002
(In thousands, except per share data)
Net earnings (loss) before cumulative effect of an accounting change	$93,255	$42,813	$(8,212)
Cumulative effect of an accounting change	—	—	(44,815)

Net earnings (loss)	$93,255	$42,813	$(53,027)

Basic shares:
Average shares outstanding	58,610	58,438	58,273

Basic earnings (loss) per share:
Net earnings (loss) before cumulative effect of an accounting change	$1.59	$0.73	$(0.14)
Cumulative effect of an accounting change	—	—	(0.77)

Net earnings (loss)	$1.59	$0.73	$(0.91)

Diluted shares:
Average shares outstanding	58,610	58,438	58,273
Additional shares from the assumed exercise of stock options and vesting of restricted stock	747	9	—

	59,357	58,447	58,273

Diluted earnings (loss) per share:
Net earnings (loss) before cumulative effect of an accounting change	$1.57	$0.73	$(0.14)
Cumulative effect of an accounting change	—	—	(0.77)

Net earnings (loss)	$1.57	$0.73	$(0.91)

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

6.	Basic and Diluted Earnings Per Share (Continued)
      Due to the net loss in 2002 the assumed net exercise of in-the-money stock options for 10,000 shares of common stock was excluded as the effect would have been anti-dilutive. Additionally, the Corporation had stock options that were out-of-the-money which were excluded because of their anti-dilutive effect. Such out-of-the-money options were 1,769,000 shares in 2004, 5,535,000 shares in 2003 and 5,150,000 shares of common stock in 2002.

7.	Income Taxes
      The relationship of domestic and foreign components of earnings (loss) before income taxes is as follows:

	2004	2003	2002
(In thousands)
Domestic	$72,370	$(6,334)	$(49,713)
Foreign	55,460	54,079	47,503

	$127,830	$47,745	$(2,210)

      The components of income tax provision (benefit) on earnings (loss) are as follows:

	2004	2003	2002
(In thousands)
Current
Federal	$3,873	$1,344	$(55,551)
Foreign	17,406	13,270	18,274
State and local	30	(214)	37

Total current provision (benefit)	21,309	14,400	(37,240)

Deferred
Domestic	15,415	(16,451)	45,912
Foreign	(2,149)	6,983	(2,670)

Total deferred provision (benefit)	13,266	(9,468)	43,242

	$34,575	$4,932	$6,002

      The reconciliation between the federal statutory tax rate and the Corporation’s effective tax rate on earnings (loss) is as follows:

	2004	2003	2002(a)

Federal statutory tax rate	35.0%	35.0%	(35.0)%
Increase (reduction) resulting from:
State tax — net of federal tax benefit	(1.1)	(4.7)	(613.3)
Taxes on foreign earnings	(2.4)	3.8	33.0
Non-taxable income from Puerto Rico operations	(5.6)	(13.3)	(319.2)
Expiration of foreign tax credits	—	15.4	—
Foreign tax credit conversion	—	—	1,034.4 (b)
Change in valuation allowance	0.5	(9.7)	78.0

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

7.	Income Taxes (Continued)

	2004		2003		2002(a)

Tax audits and reassessment of tax exposures	(1.2	)(e)	(9.4	)(d)	(99.6	)(c)
Other	1.8		(6.8)		193.3

Effective tax rate	27.0%		10.3%		271.6%

(a)	The near break-even loss before income taxes of the Corporation in 2002 has the effect of exaggerating the relative percentages for components of the 2002 effective tax rate.

(b)	The conversion of foreign tax credits to a foreign tax deduction was attributable to the passage of the “Job Creation and Worker Assistance Act of 2002.” This Act allowed U.S. corporate taxpayers that had a net operating loss for any taxable year ending in 2001 or 2002 to carryback the loss to each of five taxable years preceding the taxable year of such loss. The preceding law had limited the carryback provision to two taxable years preceding the taxable year of such loss. The change in the tax law allowed Thomas & Betts to carryback its 2001 U.S. net operating loss to 1996 and then forward to 1997 and 1998. By carrying back the 2001 net operating loss, the Corporation effectively eliminated all taxable income in 1996 and 1997 and substantially reduced taxable income in 1998. This reduction in taxable income eliminated tax in 1996 and 1997, which resulted in a reversal of foreign tax credits that were previously recognized in those two years. Management elected to convert these previously recognized foreign tax credits to deductions in order to insure their use before expiration. The effect of converting these foreign tax credits to deductions resulted in a $22.9 million charge to income tax expense. As required by SFAS No. 109, this charge was recognized in the first quarter of 2002 contemporaneous with management’s decision and the change in tax law.

(c)	During 2002, the Corporation reduced tax accruals related to specific tax exposure items and recorded a tax benefit of $2.2 million as a result of completing several tax audits and the reduction of worldwide tax exposures.

(d)	During 2003, the Corporation recorded a tax benefit of $4.5 million related to specific tax exposure items as a result of completing several tax audits and the reduction of worldwide tax exposures.

(e)	During 2004, the Corporation recorded a tax benefit of $1.5 million as a result of completing tax audits.

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

7.	Income Taxes (Continued)
      The components of the Corporation’s net deferred tax assets were:

	December 31,	December 31,
	2004	2003
(In thousands)
Deferred tax assets
Asset impairments	$644	$6,174
Accrued employee benefits	10,433	10,557
Accounts receivable	7,611	6,472
Self insurance liability	4,647	4,546
Environmental liabilities	4,373	4,729
Inventory	5,164	5,708
Tax credit and loss carryforwards	184,711	180,999
Pension benefits and SEIP	—	6,612
Minimum pension liability	2,175	18,332
Other	2,210	5,733

Total deferred tax assets	221,968	249,862
Valuation allowance	(83,935)	(86,999)

Net deferred tax assets	138,033	162,863

Deferred tax liabilities
Property, plant and equipment	(12,409)	(24,517)
Investments and foreign liabilities	(36,367)	(35,623)
Pension benefits and SEIP	(8,902)	—

Total deferred tax liabilities	(57,678)	(60,140)

Net deferred tax assets	$80,355	$102,723

      Undistributed earnings of foreign subsidiaries amounted to $224 million at December 31, 2004. These undistributed earnings are considered to be indefinitely reinvested, and, accordingly, no provision for U.S. federal or state income taxes has been provided.
      The valuation allowance at December 31, 2004, related to foreign and state net operating loss carryforwards, tax credit carryforwards, charitable contributions carryforwards and deferred state income tax assets. The valuation allowance for deferred tax assets decreased by $3.1 million in 2004 due primarily to a reduction of state deferred tax assets. At December 31, 2004, the Corporation had approximately $5 million of foreign tax credits which, if unused, would expire by 2010 and $10.2 million of state income tax credits which, if unused, would expire by 2018; and $1.3 billion of loss carryforwards. The loss carryforwards are composed of $1 billion of U.S. state net operating loss carryforwards which, if unused, will expire by 2024; $249 million of U.S. federal net operating loss carryforwards which, if unused, will expire by 2024; $30 million of foreign net operating loss carryforwards which, if unused, $13 million will expire by 2014; and $17 million which do not have expiration dates.
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
strategies, based on tax laws in effect as of December 31, 2004, will be sufficient to realize the recorded deferred tax assets, net of the existing valuation allowance at December 31, 2004. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management has identified certain tax planning strategies that it could utilize to avoid the loss carryforwards expiring prior to their realization. These tax planning strategies include primarily sales of non-core assets. Projected future taxable income is based on management’s forecast of the operating results of the Corporation, and there can be no assurance that such results will be achieved. Management periodically reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize the net deferred tax assets, the Corporation will increase the valuation allowance by a charge to income tax expense in the period of such determination. Additionally, if events change in subsequent periods which indicate that a previously recorded valuation allowance is no longer needed, the Corporation will decrease the valuation allowance by providing an income tax benefit in the period of such determination.
      In 2004, the Corporation recognized a tax benefit of $3.4 million related to the exercise of stock options and the vesting of restricted stock. This benefit was credited directly to Additional Paid-In Capital. Related income tax benefits in 2003 and 2002 were immaterial.

8.	Fair Value of Financial Instruments
      The Corporation’s financial instruments include cash and cash equivalents, marketable securities, long-term debt and interest rate swap agreements. At certain times, the Corporation’s financial instruments include commodity contracts, foreign currency contracts and short-term borrowings. The carrying amounts of those financial instruments generally approximated their fair values at December 31, 2004 and 2003, except that, based on the borrowing rates available to the Corporation under current market conditions, the fair value of long-term debt (including current maturities) was approximately $580.9 million at December 31, 2004 and $704.2 million at December 31, 2003. See Note 10.
      The cost bases and fair market values of available-for-sale financial instruments at December 31, 2004 and 2003 were:

	Amortized	Gross	Gross	Fair
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
(In thousands)
As of December 31, 2004
Mortgage-backed securities	$1,597	$61	$—	$1,658

As of December 31, 2003
Mortgage-backed securities	$1,579	$125	$—	$1,704

      The mortgage-backed securities held at December 31, 2004, had contractual maturities ranging from one to approximately five years. The Corporation did not realize any significant gains or losses on its marketable securities during 2004, 2003 or 2002.

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
Commodities Futures Contracts
      The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, zinc, copper, resins and rubber compounds. At times, some of the risk associated with usage of copper, zinc and aluminum is mitigated through the use of futures contracts that fix the price the Corporation will pay for a commodity. Commodities futures contracts utilized by the Corporation have not previously been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. Mark-to-market gains and losses for commodities futures, if any, are recorded in cost of sales. As of December 31, 2004, the Corporation had outstanding commodities futures contracts with a notional amount of $16.6 million and a market value of $1.8 million. As of December 31, 2003, the Corporation had outstanding commodities futures contracts with a notional amount of $12.2 million and a market value of $1.1 million. Cost of sales reflects gains of $0.7 million for 2004, $1.1 million for 2003, and $0.6 million for 2002, related to mark-to-market adjustments for commodities futures contracts.
Forward Foreign Exchange Contracts
      From time to time, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of foreign currencies (principally European currencies). Forward foreign exchange contracts utilized by the Corporation have not previously been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. Mark-to-market gains and losses for forward foreign exchange contracts are recorded in other expense, net. As of December 31, 2004, the Corporation had no outstanding forward sale contracts. The Corporation had outstanding forward sale contracts with a notional amount of $14.2 million related to European currencies as of December 31, 2003. Other expense, net for 2004, 2003, and 2002 reflected no impact from mark-to-market adjustments for forward foreign exchange contracts.
Interest Rate Swap Agreements
      In September 2002, the Corporation entered into three interest rate swap agreements that effectively converted $250 million of the Corporation’s notes payable, with one-third maturing in each of the years 2006, 2008, and 2009, from fixed interest rates to floating interest rates based on a six-month average of the London Interbank Offered Rate (“LIBOR”) plus the applicable spread.
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
approximately $3 million received by the Corporation from closing its previous position will reduce the future effective interest rate of the underlying 2006 debt instrument. The interest rate swap agreements effectively converted $83.3 million notional amount of debt from a fixed interest rate to a floating interest rate based on a six-month average of LIBOR plus the applicable spread.
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
      At December 31, 2004, the net out-of-the-money fair value of the interest rate swaps was $4.0 million, which is comprised of $4.0 million classified in other long-term liabilities with an offsetting $4.0 million net decrease in the book value of the debt hedged. At December 31, 2003, the net out-of-the-money fair value of the interest rate swaps was $4.3 million, which is comprised of $4.9 million classified in other long-term liabilities and $0.6 million classified in other long-term assets, with an off-setting $4.3 million net decrease in the book value of the debt hedged. As of December 31, 2004, the Corporation had interest rate swap agreements totaling a notional amount of $165.3 million with $42.0 million maturing in each of the years 2008 and 2009 and $81.3 million maturing in 2013. Net interest expense reflects a benefit of $4.9 million for 2004, $6.3 million for 2003, and $1.5 million for 2002, associated with these interest rate swap agreements.

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

10.	Debt
      The Corporation’s long-term debt at December 31, 2004 and 2003 was:

	December 31,	December 31,
	2004	2003

(In thousands)
Unsecured notes
8.25% Notes due 2004	$—	$124,997
6.50% Notes due 2006	150,980	151,927
7.25% Notes due 2013(a)	121,303	120,062
Unsecured medium-term notes
6.63% Notes due 2008(a)	114,787	115,216
6.39% Notes due 2009(a)	149,919	150,276
Non-U.S. borrowings due through 2005	—	5,751
Industrial revenue bonds due through 2008	4,880	7,055
Other, including capital leases	4,046	10,032

Long-term debt (including current maturities)	545,915	685,316
Less current portion	2,830	133,344

Long-term debt	$543,085	$551,972

(a)	See Note 9 regarding interest rate swap agreements.
      Principal payments due on long-term debt including capital leases in each of the five years subsequent to December 31, 2004 are $2.8 million, $150.8 million, $0.5 million, $118.8 million and $150.4 million, respectively.
      In 2003, the Corporation issued $125 million of senior unsecured notes. The notes were issued at par, bear interest at 7.25% and mature on June 1, 2013. Net proceeds from the sale of the notes were used to repay $125 million 8.25% senior unsecured notes due in January 2004.
      The Corporation has a $175 million committed revolving credit facility with a bank group that is secured by, among other things, accounts receivable, inventory and equipment located in the United States. The credit facility contains, among other things: covenants which, under certain conditions could limit or possibly restrict investments, disposition of collateral and payment of dividends; additional covenants regarding debt, liens, minimum liquidity and capital expenditures; and other customary events of default. The Corporation pays an annual unused commitment fee of 62.5 basis points on the undrawn balance to maintain this facility. No borrowings were outstanding under this facility as of December 31, 2004. Any borrowings outstanding as of June 2006 would mature on that date.
      Outstanding letters of credit which reduced availability under the credit facility, amounted to $37.3 million at December 31, 2004. At times, the Corporation is required, under certain contracts, to provide letters of credit that may be drawn in the event the Corporation fails to perform under contracts entered into in the normal course of its business activities. Such performance related letters of credit totaled $0.3 million at December 31, 2004. The remaining

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

10.	Debt (Continued)
letters of credit relate to third-party insurance claims processing, existing debt obligations and certain tax incentive programs.
      The Corporation has a CAD$45 million (approximately US$37 million) committed revolving credit facility with a Canadian bank that is secured by inventory and receivables located in Canada. The Corporation pays an annual unused commitment fee of 27.5 basis points on the undrawn balance to maintain this facility. This facility matures in September 2006 and no borrowings were outstanding as of December 31, 2004.
      The Corporation has a EUR10 million (approximately US$14 million) committed revolving credit facility with a European bank which is secured by inventory and receivables located in Europe. The Corporation pays an annual unused commitment fee of 62.5 basis points on the undrawn balance to maintain this facility. This facility has an indefinite maturity and no borrowings were outstanding as of December 31, 2004.
      As of December 31, 2004, the Corporation’s aggregate availability of funds under its credit facilities is approximately $172.7 million, after deducting outstanding letters of credit. Availability under the revolving credit facilities increases or decreases with fluctuations in the value of the underlying collateral and is subject to the satisfaction of various covenants and conditions to borrowing. The Corporation has the option, at the time of drawing funds under any of the credit facilities, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank. These are back up facilities which have not been utilized and the Corporation currently does not expect to utilize in the foreseeable future.
      Interest expense-net in the accompanying statements of operations includes interest income of $4.7 million in 2004, $4.2 million in 2003 and $10.1 million in 2002.

11.	Stock Option and Incentive Plans
      As of December 31, 2004, shares totaling 10,400,819 of the Corporation’s common stock were reserved for issuance associated with prior and future grants or awards under its equity compensation plans. As of December 31, 2004, the Corporation has an equity compensation plan for key employees and an equity compensation plan for non-employee directors.

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

11.	Stock Option and Incentive Plans (Continued)
      A summary of the options outstanding at December 31, 2004 follows:

	Options Outstanding
				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$14.31 - $18.70	1,099,892	7.44 Years	$17.33	528,228	$17.32
18.72 - 21.68	2,398,347	6.69 Years	20.48	1,130,639	20.22
22.00 - 33.75	752,956	4.62 Years	27.89	703,149	28.18
38.59 - 59.56	1,002,385	2.58 Years	45.01	1,002,385	45.01

14.31 - 59.56	5,253,580	5.77 Years	$25.56	3,364,401	$28.81

      The following is a summary of the option transactions for the years 2004, 2003 and 2002:

		Average
		Per Share
	Shares	Option Price

Balance at December 30, 2001	4,860,586	$29.09
Granted	707,383	18.99
Exercised	(12,919)	19.22
Terminated	(344,148)	27.77

Balance at December 29, 2002	5,210,902	$27.83
Granted	811,816	16.74
Exercised	(9,153)	19.14
Terminated	(499,351)	29.69

Balance at December 31, 2003	5,514,214	$26.03
Granted	965,437	20.55
Exercised	(745,725)	19.67
Terminated	(480,346)	29.98

Balance at December 31, 2004	5,253,580	$25.56

Exercisable at December 29, 2002	2,813,573	$33.94
Exercisable at December 31, 2003	3,127,566	$30.93
Exercisable at December 31, 2004	3,364,401	$28.81
May 2004 Equity Compensation Plans
      In May 2004, the Corporation’s shareholders approved its Equity Compensation Plan. Under the Equity Compensation Plan, which expires on February 4, 2014, unless earlier terminated, the Corporation may grant to key employees options for up to 3,000,000 shares of common stock and restricted stock awards for up to 500,000 shares of common stock. Option grants to purchase common stock for cash have a term not to exceed 10 years and are at a price not less than the fair market value on the grant date. The value of restricted stock awards is recorded as

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

11.	Stock Option and Incentive Plans (Continued)
compensation expense over the vesting period. During 2004, the Corporation granted options for 8,271 shares of common stock and restricted stock awards for 3,830 shares of common stock under this plan. For grants in 2004 under the plan, restricted stock awards vest in three years after the grant date and options to purchase common stock vest in one-third increments beginning on the anniversary of the date of grant.
      In May 2004, the Corporation’s shareholders approved its Non-Employee Directors Equity Plan. Under the Non-Employee Directors Equity Plan, which expires on May 5, 2014, unless earlier terminated, the Corporation may grant to non-employee directors options for up to 750,000 shares of common stock, restricted stock awards for up to 100,000 shares of common stock, unrestricted stock awards for up to 100,000 shares of common stock, and stock credits for up to 750,000 shares of common stock. Option grants to purchase common stock for cash have a term not to exceed 10 years and are at a price not less than the fair market value on the grant date. Under this plan, the Corporation granted options for 35,040 shares of common stock and restricted stock awards for 9,450 shares of common stock during 2004. For grants in 2004 under the plan, restricted stock awards and options to purchase common stock vest in one year after the grant date. The value of restricted stock awards is expensed at the time of grant. Stock credits are granted for elective or non-elective fee deferrals, as defined, and do not constitute shares of common stock. Stock credits may be distributed in cash or stock, as determined by the Corporation after a director’s retirement date.
Prior Equity Compensation Plans
      Under a previous stock incentive plan, the Corporation granted options for 922,126 shares of common stock and restricted stock awards for 110,599 shares of common stock to key employees during 2004. For grants in 2004 under the plan, restricted stock awards vest in three years after the grant date and options to purchase common stock vest in one-third increments beginning on the anniversary of the date of grant. The value of restricted stock awards is recorded as compensation expense over the vesting period. Option grants to purchase common stock for cash have a term not to exceed 10 years and are at a price not less than the fair market value on the grant date.
      Under a previous stock incentive plan, the Corporation made restricted stock awards for 150 shares of common stock to non-employee directors during 2004. Restricted shares remain restricted during the directors’ terms and the value of the restricted stock awards is expensed at the time of grant.
      Under a previous stock incentive plan, the Corporation’s former CEO was awarded 40,061 shares of unrestricted common stock during 2004. The value of the stock award was expensed as of the award date.
      Upon a change of control, as defined, the restrictions applicable to restricted shares immediately lapse and all outstanding stock options will become fully vested and immediately exercisable.

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

12.	Pension and Post-retirement Benefits
      The Corporation uses December 31 as the measurement date for its pension and post-retirement plans.
Pension Plans
      The Corporation and its subsidiaries have several defined benefit pension plans covering substantially all employees. Those plans generally provide pension benefits that are based on compensation levels and years of service. Minimum annual contributions to the plans are made according to the established laws and regulations of the applicable countries.
      The Corporation maintains non-qualified supplemental pension plans covering certain key executives, which provide for benefit payments that exceed the limit for deductibility imposed by income tax regulations. The benefit obligation related to these unfunded plans was $23.0 million at December 31, 2004 and $24.0 million at December 31, 2003.
Post-retirement Plans
      The Corporation provides certain health-care and life insurance benefits to certain retired employees. The Corporation is recognizing the estimated liability for those benefits over the estimated lives of the individuals covered, and is not pre-funding that liability. All of these plans are essentially closed to new entrants. Plan net gains and losses are amortized over a five-year period.

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

12.	Pension and Post-retirement Benefits (Continued)
      The following is information regarding the Corporation’s 2004 and 2003 pension benefit and post-retirement benefit obligations:

			Post-retirement
	Pension Benefits		Benefits

	2004	2003	2004	2003
(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$315,430	$309,178	$16,698	$15,997
Service cost	9,268	7,916	18	17
Interest cost	18,442	17,847	986	1,025
Plan participant’s contributions	118	113	—	—
Plan amendments	513	2,586	—	—
Actuarial loss (gain)	22,488	(9,646)	1,312	1,217
Foreign-exchange impact	3,853	3,208	—	—
Acquisitions and other	3,211	—	—	—
Benefits paid	(25,460)	(15,772)	(1,773)	(1,558)

Benefit obligation — end of year	347,863	315,430	17,241	16,698

Change in plan assets
Fair value of plan assets at beginning of year	212,396	192,764	—	—
Actual return on plan assets	21,198	27,046	—	—
Employer contributions:
Qualified pension plans	78,187	5,525	—	—
Non-qualified pension plans	9,889	617	—	—
Post-retirement benefit plans	—	—	1,773	1,558
Plan participants’ contributions	118	113	—	—
Foreign-exchange impact	3,181	2,103	—	—
Acquisitions and other	684	—	—	—
Benefits paid	(25,460)	(15,772)	(1,773)	(1,558)

Fair value of plan assets — end of year	300,193	212,396	—	—

Funded status:
Benefit obligation in excess of plan assets	47,670	103,034	17,241	16,698
Unrecognized:
Net transition asset (obligation)	121	7	(6,131)	(6,898)
Prior service gain (cost)	(10,175)	(9,874)	1,454	1,687
Plan net gain (loss)	(87,873)	(73,486)	(533)	806

Net amount recognized	$(50,257)	$19,681	$12,031	$12,293

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

12.	Pension and Post-retirement Benefits (Continued)
      The Corporation’s recognized pension and post-retirement benefits for 2004 and 2003 included the following components:

			Post-retirement
	Pension Benefits		Benefits

	2004	2003	2004	2003
(In thousands)
Prepaid benefit cost	$(59,261)	$(4,064)	$—	$—
Accrued benefit liability	20,571	81,076	12,031	12,293
Accumulated other comprehensive income	(5,725)	(48,223)	—	—
Intangible asset	(5,842)	(9,108)	—	—

Net amount recognized	$(50,257)	$19,681	$12,031	$12,293

      The accumulated benefit obligation for all pension plans was $316.8 million at December 31, 2004 and $289.5 million at December 31, 2003.
      Assumed weighted-average rates used in determining the benefit obligations were:

	Pension Benefits		Post-retirement Benefits

	December 31,	December 31,	December 31,	December 31,
	2004	2003	2004	2003

Discount rate	5.71%	5.96%	5.75%	6.00%
Rate of increase in compensation level	4.39%	4.40%	—%	—%
      Reflected in the weighted-average rates above used in determining the benefit obligations are the U.S. discount rate of 5.75% for 2004 and 6.00% for 2003.
      The following information is for pension plans with plan assets in excess of accumulated benefit obligation:

	December 31, 2004	December 31, 2003
(In thousands)
Projected benefit obligation	$316,841	$2,200
Accumulated benefit obligation	292,447	2,200
Fair value of plan assets	295,497	2,733
      The following information is for pension plans with plan assets less than accumulated benefit obligation:

	December 31, 2004	December 31, 2003
(In thousands)
Projected benefit obligation	$31,022	$313,230
Accumulated benefit obligation	24,347	287,257
Fair value of plan assets	4,696	209,663

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

12.	Pension and Post-retirement Benefits (Continued)
      Net periodic cost for the Corporation’s pension and post-retirement benefits for 2004, 2003 and 2002 included the following components:

	Pension Benefits			Post-retirement Benefits

	2004	2003	2002	2004	2003	2002
(In thousands)
Service cost — benefits earned during the period	$9,268	$7,916	$6,315	$18	$17	$15
Interest cost on projected benefit obligation	18,442	17,847	19,567	986	1,025	1,107
Expected return on plan assets	(17,933)	(16,332)	(17,916)	—	—	—
Net amortization of unrecognized:
Transition obligation (asset)	(14)	(32)	(31)	767	766	766
Prior service cost (gain)	1,036	1,087	764	(233)	(233)	(233)
Plan net loss (gain)	3,874	2,902	2,293	(27)	(481)	(718)
Curtailment and settlement loss(a)	1,916	2,163	168	—	—	—

Net periodic pension cost	$16,589	$15,551	$11,160	$1,511	$1,094	$937

(a)	The loss of $1.9 million in 2004 following settlement accounting, is primarily associated with the planned retirement of a former executive officer. The loss of $2.2 million in 2003, following settlement accounting, is primarily associated with the planned retirement of the Corporation’s former chief executive officer.
      The following table reflects the change in the Corporation’s shareholders’ equity and other comprehensive income for minimum pension liabilities:

				Post-retirement
	Pension Benefits			Benefits

	2004	2003	2002	2004	2003	2002
(In thousands)
Increase (decrease) in minimum liability included in other comprehensive income, net of taxes of $(15.2) million for 2004, $(7.7) million for 2003 and $14.1 million for 2002	$(27,302)	$(12,556)	$23,021	$—	$—	$—

      During 2004, the Corporation contributed $78.2 million to fund its qualified pension plans, of which $73 million was contributed to certain qualified pension plans during the fourth quarter of 2004 to fund their accumulated benefit obligation. As a result of the 2004 funding, the Corporation expects contributions to its qualified pension plans to be minimal in 2005.

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

12.	Pension and Post-retirement Benefits (Continued)
      The following pension and post-retirement benefit payments, which reflect expected future service, as appropriate, are as follows:

		Post-
	Pension	retirement
	Benefits	Benefits
(In millions)
2005	$16.4	$1.8
2006	17.1	1.8
2007	18.7	1.7
2008	18.3	1.6
2009	18.8	1.6
2010 — 2014	120.1	6.8

Total expected benefit payments	$209.4	$15.3

      Assumed weighted-average rates used in determining the net periodic pension cost were:

				Post-retirement
	Pension Benefits			Benefits

	2004	2003	2002	2004	2003	2002

Discount rate	5.96%	6.66%	7.14%	6.00%	6.75%	7.25%
Rate of increase in compensation level	4.40%	4.40%	4.41%	—%	—%	—%
Expected long-term rate of return on plan assets	8.61%	8.66%	8.67%	—%	—%	—%
      Reflected in the weighted-average rates above used in determining the net periodic benefit cost are the U.S. discount rate of 6.00% for 2004, 6.75% for 2003 and 7.25% for 2002, and the U.S. expected long-term rate of return on plan assets of 8.75% for years 2004, 2003 and 2002.
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
      The assumed health care cost trend rates at December 31, 2004 and 2003 are:

	2004	2003

Health care cost trend rate assumed for next year	10.0%	11.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2010	2010

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

12.	Pension and Post-retirement Benefits (Continued)
      Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease
(In thousands)
Effect on total of service and interest cost	$61	$(53)
Effect on post-retirement benefit obligation	983	(850)
      The Corporation’s pension plan weighted-average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

	Plan Assets

	At December 31,	At December 31,
	2004	2003

Asset Category
Short-term investments	9%	—%
U.S. domestic equity securities	33%	41%
International equity securities	14%	14%
Debt securities	35%	40%
Other	9%	5%

Total	100%	100%

      The financial objectives of the Corporation’s investment policy are to maximize returns in order to minimize contributions and long-term cost of funding pension liabilities, within reasonable and prudent levels of risk, to match liability growth with the objective of fully funding benefits as they accrue and to achieve annualized returns in excess of the policy benchmark. The Corporation’s asset allocation targets are 40% U.S. domestic equity securities, 15% international equity securities, 24% fixed income and high yield debt securities and 21% other. As of December 31, 2004 and 2003, no pension plan assets were directly invested in Thomas & Betts Corporation common stock.
Other Benefits
      The Corporation sponsors defined contribution plans for its U.S. employees for which the Corporation’s contributions are based on a percentage of employee contributions. The cost of these plans was $3.4 million in 2004, $3.4 million in 2003, and $3.7 million in 2002.

13.	Leases
      The Corporation and its subsidiaries are parties to various leases relating to plants, distribution facilities, office facilities, vehicles and other equipment. Related real estate taxes, insurance and maintenance expenses are normally obligations of the Corporation. Capitalized leases are not significant.

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

13.	Leases (Continued)
      Future minimum payments under non-cancelable operating leases consisted of the following at December 31, 2004:

Operating
Leases
(In thousands)
2005	$11,570
2006	8,945
2007	5,900
2008	4,914
2009	3,777
Thereafter	19,363

Total minimum operating lease payments	$54,469

      Rent expense for operating leases was $22.0 million in 2004, $23.4 million in 2003, and $26.6 million in 2002.

14.	Other Financial Data
Other Operating Expense (Income), Net
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
Other Financial Disclosures
      Research, development and engineering expenditures invested in new and improved products and processes were $21.6 million in 2004, $19.6 million in 2003 and $18.8 million in 2002. These expenditures are included in cost of sales.
      The Corporation expenses the cost of advertising as it is incurred. Total advertising expense was $16.6 million in 2004, $16.5 million in 2003 and $17.8 million in 2002.
      Accrued liabilities included salaries, fringe benefits and other compensation of $45.0 million in 2004 and $43.8 million in 2003.

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

14.	Other Financial Data (Continued)
      The following table reflects activity for accounts receivable allowances, sales discounts and allowances, quantity and price rebates, and bad debts during the three years ended December 31, 2004:

	Balance at			Balance at
	beginning			end of
	of year	Provisions	Deductions	year
(In thousands)
2002	$83,245	$163,234	$(186,336)	$60,143
2003	$60,143	$146,799	$(151,343)	$55,599
2004	$55,599	$185,644	$(172,596)	$68,647
Equity Investments
      The Corporation conducts portions of its business, in its Electrical segment, through investments in companies accounted for using the equity method. Those companies are primarily engaged in the design, manufacture and selling of components used in assembling, maintaining or repairing electrical systems. Summarized financial information for the Corporation’s equity investees on a combined basis follows:

(In millions)	2004(a)	2003(b)	2002

Net sales	$47	$60	$61
Gross profit	14	19	18
Net earnings	4	6	6
Current assets	7	30	27
Non-current assets	3	15	12
Current liabilities	1	15	13
Non-current liabilities	—	4	3

(a)	The Corporation sold its 49.9% interest in Euromold NV in September 2004. The information reflected above includes results for the nine months ended September 30, 2004.

(b)	The Corporation sold its 50% interest in Fujimold Ltd. in December 2003. The information reflected above includes a full year of results for 2003.
      In 1994, the Corporation completed the purchase of a minority interest (29.1% of the outstanding common stock representing 23.55% of the voting common stock) in Leviton Manufacturing Co., Inc., a leading U.S. manufacturer of wiring devices, for approximately $51 million consisting of cash and common stock. Through 2001, the Corporation accounted for the investment under the equity method.
      In 2002, the Corporation determined that it no longer had the ability to influence the operating and financial policies of Leviton. Therefore, GAAP required that the Corporation adopt the cost method of accounting for this investment on a prospective basis beginning in the first quarter of 2002. The carrying value of the investment was approximately $110 million at December 31, 2004 and 2003.

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

14.	Other Financial Data (Continued)
Comprehensive Income
      The following table summarizes the components of accumulated other comprehensive income, net of taxes.

	December 31,	December 31,
	2004	2003
(In thousands)
Cumulative translation adjustment	$15,027	$(13,295)
Minimum pension liability	(14,525)	(41,827)
Valuation allowance — marketable securities	39	81

Accumulated other comprehensive income	$541	$(55,041)

Stock Purchase Rights
      In 2003, the Corporation’s Board of Directors terminated the Shareholders Rights Plan. The rights were redeemed for $0.3 million cash ($0.005 per right) from shareholders of record on October 30, 2003. The payment was recorded as a reduction of paid-in capital.

15.	Segment and Other Related Disclosures
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
      The Electrical segment designs, manufactures and markets thousands of different electrical connectors, components and other products for electrical, utility and communications applications. The Steel Structures segment designs, manufactures and markets tubular steel transmission and distribution poles and lattice steel transmission towers for North American power and telecommunications companies. The HVAC segment designs, manufactures and markets heating and ventilation products for commercial and industrial buildings.
      The Corporation’s reportable segments are based primarily on product lines and represent the primary mode used to assess allocation of resources and performance. The Corporation evaluates its business segments primarily on the basis of segment earnings, with segment earnings defined as earnings from continuing operations before interest, taxes, asset impairments, restructuring charges and certain other charges. The significant accounting policies applied to the segments to determine earnings are those described in Note 2. The Corporation has no material inter-segment sales. General corporate assets not allocated to segments are principally cash, marketable securities, income tax related assets, and other miscellaneous assets.

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

15.	Segment and Other Related Disclosures (Continued)
Segment Information

	2004	2003	2002
(In thousands)
Net Sales
Electrical	$1,253,990	$1,114,852	$1,113,646
Steel Structures	139,633	93,534	129,730
HVAC	122,669	113,911	102,481

Total	$1,516,292	$1,322,297	$1,345,857

Segment Earnings
Electrical(a)	$120,289	$65,433	$30,285
Steel Structures	15,704	6,354	15,289
HVAC	10,292	8,226	6,302

Total	$146,285	$80,013	$51,876

Capital Expenditures
Electrical	$22,263	$25,929	$19,367
Steel Structures	858	1,009	771
HVAC	2,298	1,743	3,673

Total	$25,419	$28,681	$23,811

Depreciation and Amortization
Electrical(a)	$45,183	$44,149	$41,032
Steel Structures	2,951	2,458	3,785
HVAC	3,671	3,720	3,161

Total	$51,805	$50,327	$47,978

Total Assets
Electrical	$1,101,641	$1,070,747	$1,062,476
Steel Structures	126,465	112,623	119,993
HVAC	71,426	70,580	67,917

Total	$1,299,532	$1,253,950	$1,250,386

(a)	Reflects the discontinuation of depreciation on assets held for sale which totaled $1.8 million in 2003 and $7.3 million in 2002.

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

15.	Segment and Other Related Disclosures (Continued)
      The following are reconciliations of the total of reportable segments to the consolidated company:

	2004	2003	2002
(In thousands)
Earnings Before Income Taxes
Total reportable segment earnings	$146,285	$80,013	$51,876
Interest expense, net	(30,608)	(36,879)	(35,225)
Restructuring and impairment charges	—	—	(2,892)
Other operating expense/income, net	—	12,325	(15,850)
Other expense/income, net	(825)	(1,772)	(119)
Gain on sale of equity interest	12,978	1,587	—
Certain other adjustments(a)	—	(7,529)	—

Earnings (loss) before income taxes	$127,830	$47,745	$(2,210)

Total Assets
Total from reportable segments	$1,299,532	$1,253,950	$1,250,386
General corporate	456,220	528,675	369,370

Total	$1,755,752	$1,782,625	$1,619,756

(a)	2003 includes $3.7 million of expenses associated with the closing of a U.S. satellite distribution center and $3.9 million of expenses related to the planned retirement of the Corporation’s former CEO.

16.	Financial Information Relating to Operations in Different Geographic Areas
      The Corporation conducts business in three principal areas: U.S., Canada and Europe. Net sales are attributed to geographic areas based on location of customer.

	2004	2003	2002
(In thousands)
Net Sales
U.S.	$1,024,232	$904,450	$975,708
Canada	263,090	216,073	192,140
Europe	186,111	165,587	142,015
Other foreign countries	42,859	36,187	35,994

Total	$1,516,292	$1,322,297	$1,345,857

Long-lived Assets
U.S.	$651,261	$651,655	$648,793
Canada	113,896	110,157	94,672
Europe	131,823	108,906	98,539
Other foreign countries	32,579	34,688	27,162

Total	$929,559	$905,406	$869,166

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

17.	Contingencies
Legal Proceedings
Kaiser Litigation
      By July 5, 2000, Kaiser Aluminum, its property insurers, 28 Kaiser injured workers, nearby businesses and a class of 18,000 residents near the Kaiser facility in Louisiana, filed product liability and business interruption cases against the Corporation and six other defendants in Louisiana state court seeking damages in excess of $550 million. These cases alleged that a Thomas & Betts cable tie mounting base failed thereby allowing bundled cables to come in contact with a 13.8 kv energized bus bar. This alleged electrical fault supposedly initiated a series of events culminating in an explosion, which leveled 600 acres of the Kaiser facility.
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
      In the fourth quarter 2004, the Corporation and the class of 18,000 residents reached settlement for claims by the class members. The settlement extinguishes the claims of all class members and includes indemnity of the Corporation against future potential claims asserted by class members or those class members who opted out of the settlement process. Also in the fourth quarter 2004, the court approved the class settlement at a fairness hearing. The $3.75 million class settlement amount has been paid directly by an insurer of the Corporation into a trust for the benefit of class members.

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

17.	Contingencies (Continued)
Asbestos Cases
      The Corporation and two subsidiaries, Amerace Corporation and L.E. Mason (Red Dot), acquired respectively in 1995 and 1999, are subject to asbestos lawsuits in Mississippi, New Jersey and four other states, related to either undefined and unidentified or historic products. In all cases, the Corporation is investigating these allegations. Amerace is one of hundreds of defendants and Red Dot and the Corporation are one of dozens of defendants in each case. No asbestos containing product of Amerace, Red Dot or Thomas & Betts has been identified in these cases to date. In the Amerace cases, ten lawsuits have already been dismissed. Potential exposure at this time, if any, cannot be estimated. Management believes, however, that there is no merit to these claims, that damages, if any, are remote and believes that a loss is not probable in any of these cases. Insurance coverage is available in connection with these claims.

Other Legal Matters
      The Corporation is also involved in legal proceedings and litigation arising in the ordinary course of business. In those cases where we are the defendant, plaintiffs may seek to recover large and sometimes unspecified amounts or other types of relief and some matters may remain unresolved for several years. Such matters may be subject to many uncertainties and outcomes which are not predictable with assurance. We consider the gross probable liability when determining whether to accrue for a loss contingency for a legal matter. We have provided for losses to the extent probable and estimable. The legal matters that have been recorded in our consolidated financial statements are based on gross assessments of expected settlement or expected outcome. Additional losses, even though not anticipated, could have a material adverse effect on our financial position, results of operations or liquidity in any given period.
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
      The Corporation’s accrual for probable environmental costs was approximately $13 million at December 31, 2004 and $15 million at December 31, 2003. The Corporation is not able to predict the extent of its ultimate liability with respect to all of its pending or future environmental matters. However, the Corporation does not believe that any additional liability with respect to these environmental matters will be material to its financial position, results of operations or liquidity.
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
      The following table provides the changes in the Corporation’s accruals for estimated product warranties:

	2004	2003
(In thousands)
Balance at beginning of year	$1,543	$2,316
Liabilities accrued for warranties issued during the year	842	881
Deductions for warranty claims paid during the period	(1,424)	(1,260)
Changes in liability for pre-existing warranties during the year, including expirations	627	(394)

Balance at end of year	$1,588	$1,543

      In conjunction with the divestiture of the Corporation’s Electronics OEM business to Tyco Group S.A.R.L. on July 2, 2000, the Corporation provided an indemnity to Tyco associated with environmental liabilities that were not known as of the sale date. Under this indemnity, the Corporation is liable for subsequently identified environmental claims up to $2 million. Additionally, the Corporation as of December 31, 2004, is liable for 75% of subsequently identified environmental claims that exceed $2 million and such liability declines to 50% on July 2, 2005, and to zero on July 2, 2007. To date environmental claims by Tyco have been negligible.

Thomas & Betts Corporation and Subsidiaries
SUPPLEMENTARY FINANCIAL DATA

	2004		2003
(In thousands, except per share data)
	(Unaudited)
First Quarter
Net sales	$352,988		$311,482
Gross profit	99,699		85,076
Net earnings	15,612		5,004
Per share net earnings(a)
Basic	0.27		0.09
Diluted	0.27		0.09

Second Quarter
Net sales	$368,973		$322,661
Gross profit	107,254		83,479
Net earnings	19,969		6,754
Per share net earnings(a)
Basic	0.34		0.12
Diluted	0.34		0.12

Third Quarter
Net sales	$394,211		$338,691
Gross profit	109,974		84,519
Net earnings	33,428	(b)	11,752	(c)
Per share net earnings(a)
Basic	0.57	(b)	0.20	(c)
Diluted	0.56	(b)	0.20	(c)

Fourth Quarter
Net sales	$400,120		$349,463
Gross profit	114,215		98,975
Net earnings	24,246		19,303
Per share net earnings(a)
Basic	0.41		0.33
Diluted	0.40		0.33

(a)	Basic per share amounts are based on average shares outstanding in each quarter. Diluted per share amounts reflect potential dilution from stock options and vesting of restricted stock, when applicable.
(b)	The third quarter 2004 includes a $13.0 million pre-tax gain ($0.14 per share) from the sale of a minority interest in an European joint venture (see Note 4).
(c)	The third quarter 2003 includes a pre-tax benefit of $8.9 million from the favorable settlement of a commercial lawsuit (see Note 14).

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None

Item 9A.	CONTROLS AND PROCEDURES
      The Corporation carried out an evaluation, under the supervision of Dominic J. Pileggi, the Corporation’s Chief Executive Officer, and Kenneth W. Fluke, the Corporation’s Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures as of December 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s filings with the Commission.
      There has not been any significant change in the Corporation’s internal controls or in other factors that could significantly affect these controls since the date of the evaluation.
      The Index in Part II, Item 8 hereof is being filed in connection with this Report and is incorporated herein by reference. The section entitled “Management’s Report on Internal Control over Financial Reporting” on page 41 of this Report is incorporated herein by reference.

Item 9B.	OTHER INFORMATION
      None

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS	DIRECTORS

Dominic J. Pileggi
President and
Chief Executive Officer

Kenneth W. Fluke
Senior Vice President and Chief
Financial Officer

Christopher P. Hartmann
President — Electrical Division

Connie C. Muscarella
Vice President — Human
Resources and Administration

J.N. Raines
Vice President — General Counsel
and Secretary	T. Kevin Dunnigan
Chairman of the Board
Director since 1975

Ernest H. Drew
Former Chief Executive Officer
Industries and Technology Group
Westinghouse Electric Corporation
Director since 1989(2)( *)

Jeananne K. Hauswald
Managing Director
Solo Management Group, LLC
Director since 1993(1)

Dean Jernigan
President of Jernigan Property Group, LLC
Director since 1999(3)

Ronald B. Kalich, Sr.
President and Chief Executive
Officer FastenTech, Inc.
Director since 1998(3)

Robert A. Kenkel
Former Chairman of the Board,
Chief Executive Officer and Chief
Operating Officer The Pullman Co.
Director since 1994(3)( *)	Kenneth R. Masterson
Executive Vice President, General
Counsel and Secretary
FedEx Corporation
Director since 1993(1)(2)

Dominic J. Pileggi
President and Chief Executive
Officer of the Corporation
Director since 2004

Jean-Paul Richard
Chairman of the Board
PRO MACH, Inc.
Director since 1996(1)( *)

David D. Stevens
Chairman and Chief Executive
Officer Accredo Health,
Incorporated
Director since 2004(1)(2)

William H. Waltrip
Chairman of Technology Solutions
Company
Director since 1983(3)

(1)	Audit Committee

(2)	Nominating and Governance Committee

(3)	Compensation Committee

(*)	Committee Chair
      Information regarding members of the Board of Directors is incorporated by reference from the sections “Security Ownership,” “Board and Committee Membership,” “Compensation” and “Proposal No. 1, Election of Directors” of the definitive Proxy Statement for our Annual Meeting of Shareholders.
      Information regarding executive officers of the Corporation is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.
      Information required by Item 405 of Regulation S-K is presented in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our Annual Meeting of Shareholders, and is incorporated herein by reference.
      We have adopted a code of conduct that applies to all of our employees, officers, and directors. A copy of our code of conduct can be found on our internet site at www.tnb.com. Any amendment to or waiver from any provision in our code of conduct required to be disclosed as Item 10 on Form 8-K will be posted on our Internet site.

Item 11.	EXECUTIVE COMPENSATION
      Information related to executive compensation is incorporated by reference to the section “Executive Compensation” of the definitive Proxy Statement for our Annual Meeting of Shareholders.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
      Information required by Item 403 of Regulation S-K appears in the section entitled “Security Ownership” in the definitive Proxy Statement for our Annual Meeting of Shareholders, is incorporated by reference.
      As of December 31, 2004, we had the following compensation plans under which common stock may be issued.

			Number of securities
			remaining available
			for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in
	warrants and rights	warrants and rights	column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders
Equity Compensation Plan	8,271	24.54	3,488,225
Non-employee Directors Equity Compensation Plan	31,536	23.28	1,659,014
1993 Management Stock Ownership Plan	3,507,097	$28.44	—
Equity compensation plans not approved by security holders
Deferred Fee Plan for Non-employee Directors	44,170	—	—
Non-employee Directors Stock Option Plan	133,934	21.47	—
2001 Stock Incentive Plan	1,572,742	19.54	—

Total	5,297,750	25.56	5,147,239

      The 1993 Management Stock Ownership Plan, the Restricted Stock Plan for Non-employee Directors, the Deferred Fee Plan for Non-employee Directors, the Non-employee Directors Stock Option Plan and the 2001 Stock Incentive Plan were terminated in May 2004, and no new awards may be made under these plans. However awards issued under these plans prior to the termination date will continue under the terms of the award.
Deferred Fee Plan for Non-employee Directors
      The Deferred Fee Plan for Nonemployee Directors permitted a non-employee director to defer all or a portion of compensation earned for services as a director, and permitted the granting of stock appreciation rights as compensation to our directors. Any amount deferred was valued, in accordance with the director’s election, in a hypothetical investment in our common stock as stock appreciation rights or in one or more of seven mutual funds from the Vanguard Group. The stock appreciation rights fluctuate in value as the value of the Common Stock fluctuates. Each participant was credited with a dividend equivalent in stock appreciation rights for any dividends paid on our common stock. Stock appreciation rights are distributed in shares of our common stock and mutual fund accounts are distributed in cash upon a director’s termination of service.
Non-employee Directors Stock Option Plan
      The Nonemployee Directors Stock Option Plan provided that each nonemployee director, upon election at either an annual meeting or by the Board to fill a vacancy or new position, received a nonqualified stock option grant for shares of Common Stock in an amount determined by the Board of Directors. The option exercise price was the fair market value of our common stock on the option grant date. Each option grant was fully vested and exercisable on the date it was granted and has a term of ten years, subject to earlier expiration upon a director’s termination of service prior to exercise.
2001 Stock Incentive Plan
      The 2001 Stock Incentive Plan provided that key employees could receive nonqualified stock option grants for shares of Common Stock in an amount determined by the Board of Directors. The option exercise price was the fair market value of a share of Common Stock on the date the option is granted. Each option grant usually vests in increments of one-third over a three year period, and had a ten year life, subject to earlier expiration upon an employee’s termination of service.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Not applicable.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The section entitled “Principal Accountant Fees and Services” in the definitive Proxy Statement for our Annual Meeting of Shareholders, is incorporated by reference.
PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      The following documents are filed as a part of this Report:
      1. Financial Statements

The following financial statements, related notes and report of the independent auditor are filed with this Annual Report in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for 2004, 2003 and 2002

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Cash Flows for 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for 2004, 2003 and 2002
Notes to Consolidated Financial Statements

      2. Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material, or the required information is included in the financial statements listed above or the notes.
      3. Exhibits

The Exhibit Index on pages E-1 through E-3 is incorporated by reference.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Thomas & Betts Corporation
(Registrant)
Date: March 4, 2005

By:	/s/ Dominic J. Pileggi

Dominic J. Pileggi
President & Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dominic J. Pileggi Dominic J. Pileggi	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2005

/s/ Ernest H. Drew Ernest H. Drew	Director	March 4, 2005

/s/ T. Kevin Dunnigan T. Kevin Dunnigan	Chairman of the Board and Director	March 4, 2005

/s/ Jeananne K. Hauswald Jeananne K. Hauswald	Director	March 4, 2005

/s/ Dean Jernigan Dean Jernigan	Director	March 4, 2005

/s/ Ronald B. Kalich, Sr. Ronald B. Kalich, Sr.	Director	March 4, 2005

/s/ Robert A. Kenkel Robert A. Kenkel	Director	March 4, 2005

/s/ Kenneth R. Masterson Kenneth R. Masterson	Director	March 4, 2005

/s/ Jean-Paul Richard Jean-Paul Richard	Director	March 4, 2005

Signature	Title	Date

/s/ David D. Stevens David D. Stevens	Director	March 4, 2005

/s/ William H. Waltrip William H. Waltrip	Director	March 4, 2005

/s/ Kenneth W. Fluke Kenneth W. Fluke	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 4, 2005

/s/ Stanley P. Locke Stanley P. Locke	Vice President — Corporate Controller	March 4, 2005

PART IV
EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Charter of Thomas & Betts Corporation (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.2	Amended and Restated Bylaws of Thomas & Betts Corporation (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
4.1	Indenture dated as of January 15, 1992, between Thomas & Betts Corporation and First Trust of New York, as Trustee (Incorporated by reference to Exhibit 4(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991).
4.2	Supplemental Indenture dated as of May 2, 1996, between Thomas & Betts Corporation and First Trust of New York, as Trustee (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form 8-B filed May 2, 1996).
4.3	Third Supplemental Indenture dated May 7, 1998 between the Corporation and The Chase Manhattan Bank, as Trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated May 4, 1998).
4.4	Indenture dated as of August 1, 1998 between Thomas & Betts Corporation and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated February 3, 1999).
4.5	Supplemental Indenture No. 1 dated February 10, 1999, between Thomas & Betts Corporation and The Bank of New York, a Trustee (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated February 3, 1999).
4.10	Supplemental Indenture No. 2 dated May 27, 2003, between Thomas & Betts Corporation and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated May 27, 2003).
10.1†	Thomas & Betts Corporation 1993 Management Stock Ownership Plan, as amended through June 5, 2001, and Forms of Grant Agreement (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended July 1, 2001).
10.2†	Pension Restoration Plan as amended, effective December 31, 2000 (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002.).
10.3†	Retirement Plan for Non-employee Directors dated September 6, 1989, as amended December 3, 1997 (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the fiscal year ended December 28, 1997).
10.4†	Deferred Fee Plan for Non-employee Directors as amended and restated effective May 6, 1998 (Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended January 3, 1999).

E-1

Exhibit No.	Description of Exhibit

10.5†	Supplemental Executive Investment Plan (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.6†	Restricted Stock Plan for Non-employee Directors as amended March 7, 2003 (Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
10.7†	Non-employee Directors Stock Option Plan and Form of Stock Option Agreement, as amended March 9, 2001 (Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000).
10.8†	Thomas & Betts Corporation 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, No. 333-60074, filed May 2, 2001).
10.9†	Form of Termination Protection Agreement (Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
10.10†	Form of Termination Protection Agreement (Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
10.11†	Executive Retirement Plan, as amended February 4, 2004 (Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
10.12	Credit Agreement, dated June 25, 2003, among Thomas & Betts Corporation, as borrower, certain of its subsidiaries, as guarantors, the lenders listed therein, Wachovia Bank, National Association, as issuing bank, Wachovia Securities, Inc., as arranger, and Wachovia Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 29, 2003).
10.13	Security Agreement, dated June 25, 2003, among Thomas & Betts Corporation and certain of its subsidiaries, as grantors, and Wachovia Bank, National Association, as administrative agent. (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003).
10.14†	Retirement Agreement of T. Kevin Dunnigan dated December 2, 2003 (Incorporated by reference to Exhibit 10 to our Current Report on Form 8-K dated December 4, 2003).
10.15†	Letter Agreement amending the Retirement Agreement of T. Kevin Dunnigan (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004).
10.16†	Nonemployee Directors Equity Compensation Plan (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
10.17†	Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10 to our Current Report on Form 8-K dated August 31, 2004).

E-2

Exhibit No.	Description of Exhibit

10.18†	Equity Compensation Plan (Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
10.19†	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated February 2, 2005).
10.20†	Form of Executive Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated February 2, 2005).
10.21†	Form of Executive Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated February 2, 2005).
10.22†	Management Incentive Plan (Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.).
10.23	Settlement Agreement and Release dated February 21, 2002, between Tyco Group S.A.R.L. and Thomas & Betts Corporation. (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2001).
10.24†	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.25†	Health Benefits Continuation Agreement dated February 2, 2005 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 2, 2005).
12	Statement re Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of KPMG LLP.
31.1	Certification of Principal Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a).
31.2	Certification of Principal Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a).
32	Section 1350 Certifications.

†	Management contract or compensatory plan or arrangement.

E-3