Form 10-Q
period 2005-03-31
THOMAS & BETTS CORP
filed 2005-05-04
CIK 97854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
Form 10-Q

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

For the quarterly period ended March 31, 2005

or

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑           No ☐
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Title of Each Class	at April 29, 2005

Common Stock, $.10 par value	59,998,828

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
THOMAS & BETTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Quarter Ended

	March 31,	March 31,
	2005	2004

Net sales	$392,186	$352,988
Cost of sales	281,140	253,289

Gross profit	111,046	99,699
Selling, general and administrative	69,350	73,014

Earnings from operations	41,696	26,685
Income from unconsolidated companies	309	664
Interest expense, net	(7,160)	(7,614)
Other (expense) income, net	(467)	(135)

Earnings before income taxes	34,378	19,600
Income tax provision	9,970	3,988

Net earnings	$24,408	$15,612

Earnings per share:
Basic	$0.41	$0.27

Diluted	$0.40	$0.27

Average shares outstanding:
Basic	59,333	58,289
Diluted	60,324	58,677
The accompanying Notes are an integral part of these Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2005	2004

ASSETS
Current Assets
Cash and cash equivalents	$335,984	$336,059
Marketable securities	1,544	1,658
Receivables, net	193,677	172,745
Inventories:
Finished goods	102,855	106,402
Work-in-process	32,894	28,947
Raw materials	81,168	71,809

Total inventories	216,917	207,158

Deferred income taxes	48,206	46,874
Prepaid expenses	13,617	14,401

Total Current Assets	809,945	778,895

Property, plant and equipment
Land	15,485	15,261
Buildings	176,164	171,683
Machinery and equipment	611,122	608,482
Construction-in-progress	13,046	10,219

	815,817	805,645
Less accumulated depreciation	(536,297)	(529,501)

Net property, plant and equipment	279,520	276,144

Goodwill	461,478	463,264
Investments in unconsolidated companies	115,338	114,922
Deferred income taxes	34,319	33,481
Other assets	88,917	89,046

Total Assets	$1,789,517	$1,755,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$152,763	$2,830
Accounts payable	129,603	120,336
Accrued liabilities	96,656	100,692
Income taxes payable	9,866	14,551

Total Current Liabilities	388,888	238,409

Long-Term Liabilities
Long-term debt	389,297	543,085
Other long-term liabilities	78,753	72,539
Contingencies (Note 11)	—	—
Shareholders’ Equity
Common stock	5,998	5,935
Additional paid-in capital	382,738	366,811
Retained earnings	554,651	530,243
Unearned compensation-restricted stock	(3,511)	(1,811)
Accumulated other comprehensive income (loss)	(7,297)	541

Total Shareholders’ Equity	932,579	901,719

Total Liabilities and Shareholders’ Equity	$1,789,517	$1,755,752

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended

	March 31,	March 31,
	2005	2004

Cash Flows from Operating Activities:
Net earnings	$24,408	$15,612
Adjustments:
Depreciation and amortization	13,058	13,859
Undistributed earnings from unconsolidated companies	(309)	(664)
Mark-to-market adjustment for derivative instruments	(915)	(1,086)
Loss on sale of property, plant and equipment	285	169
Deferred income taxes	1,006	1,644
Changes in operating assets and liabilities, net:
Receivables	(21,159)	(31,617)
Inventories	(5,993)	(3,350)
Accounts payable	7,318	7,646
Accrued liabilities	(7,798)	(9,429)
Other	3,824	2,214

Net cash provided by (used in) operating activities	13,725	(5,002)

Cash Flows from Investing Activities:
Purchases of businesses	(15,203)	—
Purchases of property, plant and equipment	(8,290)	(5,527)
Proceeds from sale of property, plant and equipment	335	—
Proceeds from matured marketable securities	99	148

Net cash provided by (used in) investing activities	(23,059)	(5,379)

Cash Flows from Financing Activities:
Repayment of long-term debt and other borrowings	(273)	(126,505)
Stock options exercised	10,974	745

Net cash provided by (used in) financing activities	10,701	(125,760)

Effect of exchange-rate changes on cash	(1,442)	(1,030)

Net increase (decrease) in cash and cash equivalents	(75)	(137,171)
Cash and cash equivalents, beginning of period	336,059	387,425

Cash and cash equivalents, end of period	$335,984	$250,254

Cash payments for interest	$10,204	$15,693
Cash payments for income taxes	$14,629	$2,826
The accompanying Notes are an integral part of these Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation
      In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary for the fair presentation of the Corporation’s financial position as of March 31, 2005, and December 31, 2004, and the results of operations and cash flows for the periods ended March 31, 2005 and 2004.
      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The results of operations for the periods ended March 31, 2005 and 2004, are not necessarily indicative of the operating results for the full year.
      Certain reclassifications have been made to prior periods to conform to the current year presentation.

2.	Basic and Diluted Earnings Per Share
      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Quarter Ended

	March 31,	March 31,
	2005	2004
(In thousands, except per share data)
Net earnings	$24,408	$15,612

Basic shares:
Average shares outstanding	59,333	58,289

Basic earnings per share	$0.41	$0.27

Diluted shares:
Average shares outstanding	59,333	58,289
Additional shares from the assumed exercise of stock options and vesting of restricted stock	991	388

	60,324	58,677

Diluted earnings per share	$0.40	$0.27

      Out-of-the-money options for the purchase of shares of Common Stock that were excluded because of their anti-dilutive effect totaled 1.1 million shares for the first quarter of 2005 and 2.0 million for the first quarter of 2004.

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

	Quarter Ended

	March 31,	March 31,
	2005	2004
(In thousands, except per share data)
Net earnings, as reported	$24,408	$15,612
Deduct total incremental stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effects(a)	(886)	(1,410)

Pro forma net earnings	$23,522	$14,202

Earnings per share:
Basic — as reported	$0.41	$0.27

Basic — pro forma	$0.40	$0.24

Diluted — as reported	$0.40	$0.27

Diluted — pro forma	$0.39	$0.24

(a)	Does not include restricted stock expense that is already reported in net earnings.
      A valuation using the fair-value-based accounting method has been made for applicable stock options granted as of March 31, 2005 and 2004. That valuation was performed using the Black-Scholes option-pricing model.

4.	Income Taxes
      The Corporation’s income tax provision for the first quarter 2005 was $10.0 million, or an effective rate of 29.0% of pre-tax income, compared to a tax provision in the first quarter 2004 of $4.0 million, or an effective rate of 20.3% of pre-tax income. The tax provision for the first quarter of 2004 included a tax benefit of $1.5 million related to specific tax exposure items resulting from the favorable completion of tax audits.
      Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income and tax planning strategies, based on tax laws in effect as of March 31, 2005, will be sufficient to realize the recorded deferred tax assets, net of the existing valuation allowance at March 31, 2005. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management has identified certain tax planning strategies that it could utilize to avoid the loss carryforwards expiring prior to their realization. These tax planning strategies include primarily sales of non-core assets. Projected

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
future taxable income is based on management’s forecast of the operating results of the Corporation, and there can be no assurance that such results will be achieved. Management periodically reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize the net deferred tax assets, the Corporation will increase the valuation allowance by a charge to income tax expense in the period of such determination. Additionally, if events occur in subsequent periods which indicate that a previously recorded valuation allowance is no longer needed, the Corporation will decrease the valuation allowance by providing an income tax benefit in the period of such determination.

5.	Comprehensive Income
      Total comprehensive income and its components are as follows:

	Quarter Ended

	March 31,	March 31,
	2005	2004

(In thousands)
Net income	$24,408	$15,612
Foreign currency translation adjustments	(7,826)	(2,202)
Unrealized gains (losses) on securities	(12)	(8)

Comprehensive income	$16,570	$13,402

6.	Derivative Instruments
      The Corporation is exposed to market risk from changes in raw material prices, foreign-exchange rates, and interest rates. At times, the Corporation may enter into various derivative instruments to manage certain of those risks. The Corporation does not enter into derivative instruments for speculative or trading purposes.

Commodities Futures Contracts
      The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, zinc, copper, resins and rubber compounds. At times, some of the risk associated with usage of copper, zinc and aluminum is mitigated through the use of futures contracts that fix the price the Corporation will pay for a commodity. Commodities futures contracts utilized by the Corporation have not previously been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. Mark-to-market gains and losses for commodities futures, if any, are recorded in cost of sales. As of March 31, 2005, the Corporation had outstanding commodities futures contracts with a notional amount of $28.6 million and a market value of $2.7 million. As of December 31, 2004, the Corporation had outstanding commodities futures contracts with a notional amount of $16.6 million and a market value of $1.8 million. Cost of sales reflects gains of $0.9 million for the quarter ended March 31, 2005 and $1.1 million for the quarter ended March 31, 2004.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Forward Foreign Exchange Contracts
      From time to time, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of foreign currencies (principally European currencies). Forward foreign exchange contracts utilized by the Corporation have not previously been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. Mark-to-market gains and losses for forward foreign exchange contracts, if any, are recorded in other (expense) income, net. As of March 31, 2005, the Corporation had outstanding forward sale contracts with a notional amount of $22.4 million related to European currencies. As of December 31, 2004, the Corporation had no outstanding forward sale contracts. Other (expense) income, net reflects a loss of $0.4 million for the quarter ended March 31, 2005 and no impact for the quarter ended March 31, 2004, from mark-to-market adjustments for forward foreign exchange contracts.

Interest Rate Swap Agreements
      As of March 31, 2005 and December 31, 2004, the Corporation had interest rate swap agreements totaling a notional amount of $165.3 million with portions maturing in 2008, 2009, and 2013. The interest rate swaps qualify for the short-cut method of accounting for a fair value hedge under SFAS No. 133. The amount to be paid or received under the interest rate swap agreements is recorded as a component of net interest expense.
      At March 31, 2005, the net out-of-the-money fair value of the interest rate swaps was $7.3 million, classified in other long-term liabilities, with an off-setting $7.3 million decrease in the book value of the debt hedged. At December 31, 2004, the net out-of-the-money fair value of the interest rate swaps was $4.0 million, classified in other long-term liabilities, with an offsetting $4.0 million decrease in the book value of the debt hedged. Interest expense, net reflects a benefit associated with these interest rate swap agreements of $0.4 million for the quarter ended March 31, 2005 and $1.7 million for the quarter ended March 31, 2004.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

7.	Debt
      The Corporation’s long-term debt at March 31, 2005, and December 31, 2004, was:

	March 31,	December 31,
	2005	2004

(In thousands)
Unsecured notes
6.50% Notes due 2006	$150,744	$150,980
7.25% Notes due 2013(a)	119,709	121,303
Unsecured medium-term notes
6.63% Medium-term notes due 2008(a)	113,963	114,787
6.39% Medium-term notes due 2009(a)	148,991	149,919
Industrial revenue bonds due through 2008	4,880	4,880
Other, including capital leases	3,773	4,046

Long-term debt (including current maturities)	542,060	545,915
Less current portion	152,763	2,830

Long-term debt	$389,297	$543,085

(a)	See Note 6 regarding interest rate swap agreements.
      The Corporation has a $175 million committed revolving credit facility with a bank group that is secured by, among other things, accounts receivable, inventory and equipment located in the United States. The credit facility contains, among other things: covenants which, under certain conditions could limit or possibly restrict investments, disposition of collateral and payment of dividends; additional covenants regarding debt, liens, minimum liquidity and capital expenditures; and other customary events of default. The Corporation pays an annual unused commitment fee of 50.0 to 62.5 basis points on the undrawn balance to maintain this facility. No borrowings were outstanding under this facility as of March 31, 2005. Any borrowings outstanding as of June 2006 would mature on that date.
      Outstanding letters of credit, which reduced availability under the credit facility, amounted to $37.6 million at March 31, 2005. At times, the Corporation is required, under certain contracts, to provide letters of credit that may be drawn in the event the Corporation fails to perform under contracts entered into in the normal course of its business activities. Such performance related letters of credit totaled $0.3 million at March 31, 2005. The remaining letters of credit relate to third-party insurance claims processing, existing debt obligations and certain tax incentive programs.
      The Corporation has a CAD$45 million (approximately US $37 million) committed revolving credit facility with a Canadian bank that is secured by inventory and receivables located in Canada. The Corporation pays an annual unused commitment fee of 27.5 basis points on the undrawn balance to maintain this facility. This facility matures in September 2006 and no borrowings were outstanding as of March 31, 2005.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      The Corporation has a EUR10 million (approximately US $13 million) committed revolving credit facility with a European bank which is secured by inventory and receivables located in Europe. The Corporation pays an annual unused commitment fee of 62.5 basis points on the undrawn balance to maintain this facility. This facility has an indefinite maturity and no borrowings were outstanding as of March 31, 2005.
      As of March 31, 2005, the Corporation’s aggregate availability of funds under its credit facilities is approximately $173.4 million, after deducting outstanding letters of credit. Availability under the revolving credit facilities increases or decreases with fluctuations in the value of the underlying collateral and is subject to the satisfaction of various covenants and conditions to borrowing. The Corporation has the option, at the time of drawing funds under any of the credit facilities, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank. These are back up facilities which have not been utilized.

8.	Acquisition
      In January 2005, the Corporation purchased the assets of Southern Monopole and Utilities Company for approximately $16 million, subject to adjustment. The Corporation has paid approximately $15 million in cash to date with approximately $1 million of cash deferred pending resolution of certain post-closing adjustments. Southern Monopole manufactures steel poles used for electrical transmission and substations, cellular communications and lighting. A preliminary allocation of the purchase price to the assets and liabilities acquired has been performed in accordance with SFAS No. 141. Goodwill derived from the preliminary purchase price allocation is approximately $1 million and has been assigned to the Steel Structures segment.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

9.	Pension and Post-Retirement Benefits
      Net periodic cost for the Corporation’s defined benefit pension plans and for post-retirement health-care and life insurance benefits included the following components:

	Quarter Ended

			Post-Retirement
	Pension Benefits		Benefits

	March 31,	March 31,	March 31,	March 31,
	2005	2004	2005	2004

(In thousands)
Service cost — benefits earned during the period	$2,650	$2,452	$6	$6
Interest cost on projected benefit obligation	4,718	4,606	225	230
Expected return on plan assets	(5,560)	(4,196)	—	—
Net amortization of unrecognized:
Transition obligation (asset)	(9)	(2)	194	194
Prior service cost (gain)	267	251	(56)	(59)
Plan net loss (gain)	1,034	1,227	31	(36)
Settlement loss	—	1,725	—	—

Net periodic pension cost	$3,100	$6,063	$400	$335

      Consistent with the disclosure in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, the Corporation continues to expect contributions to its qualified pension plans to be minimal in 2005.

10.	Segment Disclosures
      The Corporation has three reportable segments: Electrical, Steel Structures and HVAC. The Electrical segment designs, manufactures and markets thousands of different electrical connectors, components and other products for electrical, utility and communications applications. The Steel Structures segment designs, manufactures and markets tubular steel transmission and distribution poles and steel transmission towers for North American power and telecommunications companies. The HVAC segment designs, manufactures and markets heating and ventilation products for commercial and industrial buildings.
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

	Quarter Ended

	March 31,	March 31,
	2005	2004

(In thousands)
Net sales:
Electrical	$316,876	$297,689
Steel Structures	44,642	26,130
HVAC	30,668	29,169

Total net sales	$392,186	$352,988

Segment earnings:
Electrical	$33,039	$24,167
Steel Structures	5,315	610
HVAC	3,651	2,572

Total reportable segment earnings	42,005	27,349
Interest expense, net	(7,160)	(7,614)
Other (expense) income, net	(467)	(135)

Earnings before income taxes	$34,378	$19,600

11.	Contingencies

Legal Proceedings

Kaiser Litigation
      In 2000, Kaiser Aluminum, its property insurers, 28 Kaiser injured workers, two nearby businesses and a class of 18,000 residents near the Kaiser facility in Louisiana, filed product liability and business interruption cases against the Corporation and six other defendants in Louisiana state court seeking damages in excess of $550 million. These cases alleged that a Thomas & Betts cable tie mounting base failed thereby allowing bundled cables to come in contact with a 13.8 kv energized bus bar. This alleged electrical fault supposedly initiated a series of events culminating in an explosion, which leveled 600 acres of the Kaiser facility.
      A seven-week trial in the fall 2001 resulted in a jury verdict in favor of the Corporation. However, 13 months later, the trial court overturned that verdict in granting plaintiffs’ judgment notwithstanding the verdict motions. On December 17, 2002, the trial court judge found the Thomas & Betts’ product, an adhesive backed mounting base, to be unreasonably dangerous and therefore assigned 25% fault to Thomas & Betts. The judge set the damages for an injured worker at $20 million and the damages for Kaiser at $335 million. The judgment did not address damages for nearby businesses or 18,000 residents near the Kaiser facility. The Corporation’s 25% allocation is $88.8 million, plus legal interest. The Corporation has appealed this ruling.

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
      The claims of one nearby business were resolved in 2001. The claims of the second nearby business were dismissed under summary judgement and a notice of appeal was filed. This appeal has been stayed due to the bankruptcy of Kaiser.
      In the fourth quarter 2004, the Corporation and the class of 18,000 residents reached settlement for claims by the class members. The settlement extinguished the claims of all class members and included indemnity of the Corporation against future potential claims asserted by class members or those class members who opted out of the settlement process. Also in the fourth quarter 2004, the court approved the class settlement at a fairness hearing and a $3.75 million class settlement amount was paid by an insurer of the Corporation.

Asbestos Cases
      The Corporation and two subsidiaries, Amerace Corporation and L.E. Mason (Red Dot), acquired respectively in 1995 and 1999, are subject to asbestos lawsuits in Mississippi, New Jersey and five other states, related to either undefined and unidentified or historic products. In all cases, the Corporation is investigating these allegations. Amerace is one of hundreds of defendants and Red Dot and the Corporation are one of dozens of defendants in each case. No asbestos containing product of Amerace, Red Dot or Thomas & Betts has been identified in these cases to date. In the Amerace cases, fourteen lawsuits have already been dismissed. Potential exposure at this time, if any, cannot be estimated. Management believes, however, that there is no merit to these claims, that damages, if any, are remote and believes that a loss is not probable in any of these cases. Insurance coverage is available in connection with these claims.

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
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which requires that compensation costs relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments used. The Corporation intends to adopt SFAS No. 123(R) for the first quarter of fiscal 2006. The Corporation does not believe the impact of adopting SFAS No. 123(R) will be material.
      In December 2004, the FASB issued Staff Position FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. According to this Staff Position, companies that qualify for the recent tax law’s deduction for domestic production activities must account for it as a special deduction under FASB Statement No. 109 and reduce their tax expense in the period or periods the amounts are deductible on the tax return. As indicated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, the Corporation had $249 million of U.S. federal net operating loss carryforwards as of December 31, 2004. Until these losses are fully utilized, the Corporation will not be able to claim a tax deduction on qualified production activities.
      In December 2004, the FASB issued Staff Position FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. This Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated to a U.S. taxpayer. Given the lack of clarification of certain provisions within the Act, this Staff Position allowed companies additional time to evaluate the financial statement implications of repatriating foreign earnings. The Corporation is in the process of evaluating how much, if any, of the undistributed earnings of foreign subsidiaries should be repatriated and the financial statement and cash flow implications of any decision. The range of possible amounts that we are considering for repatriation under this provision is between zero and the maximum amount of dividends eligible for the one time deduction under the Act. The related range of income tax effects of such repatriation cannot be reasonably estimated at this time. The Corporation is awaiting final guidance from the Internal Revenue Service and intends to complete its evaluation in late 2005.
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
Executive Overview

Introduction
      Thomas & Betts Corporation is a leading designer and manufacturer of electrical connectors and components used in industrial, commercial, communications, and utility markets. We are also a leading producer of highly engineered steel structures used for, among other things, utility transmission, and commercial heating units. We operate approximately 120 manufacturing, distribution and office facilities in approximately 20 countries around the world, although the majority of our facilities and sales are in North America and Europe.
      Quarterly earnings typically reflect the first quarter being the lowest, second and third quarters benefiting from the normal construction season in our Electrical segment, and our fourth quarter impacted by the winter season in our HVAC business.

2005 Outlook
      Based on our first quarter 2005 results and our expectations for the remainder of the year, we expect full year 2005 sales to increase in the high-single-digit range and are cautiously optimistic that our earnings per diluted share will exceed $1.73 for the full year 2005. We anticipate that quarterly earnings will improve gradually in each sequential quarter throughout the year. The key risks facing our company during the remainder of 2005 include continued higher prices and volatility in commodity markets, especially for steel and copper, and a potential slow down in market growth due to macro-economic factors, such as higher energy costs or rising interest rates.
Comparison of Periods in 2005 with Periods in 2004
Consolidated Results

	Quarter Ended

	March 31, 2005		March 31, 2004

	In	% of Net	In	% of Net
	Millions	Sales	Millions	Sales

Net sales	$392.2	100.0	$353.0	100.0
Cost of sales	281.2	71.7	253.3	71.8

Gross profit	111.0	28.3	99.7	28.2
Selling, general and administrative	69.3	17.7	73.0	20.7

Earnings from operations	41.7	10.6	26.7	7.5
Income from unconsolidated companies	0.3	0.1	0.6	0.2
Interest expense, net	(7.1)	(1.8)	(7.6)	(2.2)
Other (expense) income, net	(0.5)	(0.1)	(0.1)	—

Earnings before income taxes	34.4	8.8	19.6	5.5
Income tax provision	10.0	2.6	4.0	1.1

Net earnings	$24.4	6.2	$15.6	4.4

Per share earnings:
Basic	$0.41		$0.27

Diluted	$0.40		$0.27

Overview
      First quarter 2005 net sales increased year-over-year reflecting a relatively significant increase in Steel Structures segment sales and a modest increase in Electrical segment sales. Our earnings from operations for the first quarter of 2005 were up significantly compared to the prior-year period. Increased demand during the first quarter 2005 by utilities benefited both our Steel Structures and Electrical segments while a modest increase in industrial demand also had a positive impact on our Electrical segment. Although higher raw material costs were a factor in the quarter, we successfully offset these costs through a combination of pricing and productivity initiatives.

Net Sales and Gross Profit
      Our first quarter 2005 net sales were up $39.2 million, or 11.1%, from the prior-year period to $392.2 million. The majority of the improvement in net sales resulted from higher net selling prices to offset material cost increases and a volume increase in our Steel Structures segment. In addition, we experienced modest improvement in industrial and utility electrical markets, and a relatively flat overall volume change in our Electrical segment. Net sales were also positively impacted by approximately $7 million from foreign currency driven primarily by strong Canadian and European currencies against a weaker U.S. dollar. Our Steel Structure segment net sales benefited in the first quarter 2005 by $5 million from the January 2005 acquisition of Southern Monopole and Utilities Company.
      The first quarter 2005 gross margin was 28.3% of net sales, compared to 28.2% in the prior-year period. During the first quarter 2005 and 2004, we experienced higher raw material costs (primarily steel) of approximately $15 million in 2005 compared to the prior year (approximately $10 million in our Electrical segment and $5 million in our Steel Structures segment). These higher costs did not have an adverse impact on our earnings for either period, as they were offset through higher selling prices for our products and through operational improvements.

Expenses
      First quarter 2005 selling, general and administrative (“SG&A”) expense was $69.3 million or 17.7% of net sales, compared to $73.0 million or 20.7% of net sales in the prior-year period. The improvement in SG&A expense as a percent of net sales reflects higher sales and our continued effort to tightly control expenses. SG&A expense for the first quarter 2004 includes $2.2 million in expense associated with the planned retirement of a former executive officer.

Interest Expense, Net
      Interest expense, net for the first quarter 2005 was $7.1 million down from $7.6 million in the year-earlier period primarily due to higher interest income and lower debt levels. Interest income included in interest expense, net was $2.0 million for the first quarter 2005 and $1.0 million for the first quarter 2004. Interest expense reflects the impact of interest rate swap agreements, which resulted in a benefit of $0.4 million for the first quarter 2005 and $1.7 million for first quarter 2004.

Income Taxes
      The effective tax rate in the first quarter 2005 was 29.0% compared to a 20.3% effective rate in the first quarter 2004. The 2005 effective rate reflects higher U.S. taxable income compared to 2004, which also included a tax benefit of $1.5 million resulting from the favorable completion of tax audits.

Net Earnings
      Net earnings in the first quarter 2005 were $24.4 million, or $0.41 per basic share and $0.40 per diluted share, compared to net earnings of $15.6 million, or $0.27 per basic and diluted share, in the first quarter 2004. Higher first quarter 2005 results reflect increased operating earnings, resulting from the factors discussed previously.
Segment Results
      We evaluate our business segments primarily on the basis of segment earnings. Segment earnings are defined as earnings from continuing operations before interest, taxes, asset impairments, restructuring charges and certain other charges.
      Our segment earnings are significantly influenced by the operating performance of our Electrical segment. This segment accounts for approximately 80% of our consolidated net sales and a majority of our consolidated segment earnings during each of the periods presented.

	Quarter Ended

	March 31, 2005		March 31, 2004

	In	% of Net	In	% of Net
Net Sales	Millions	Sales	Millions	Sales

Electrical	$316.9	80.8	$297.7	84.3
Steel Structures	44.6	11.4	26.1	7.4
HVAC	30.7	7.8	29.2	8.3

	$392.2	100.0	$353.0	100.0

	Quarter Ended

	March 31, 2005		March 31, 2004

	In	% of Net	In	% of Net
Segment Earnings	Millions	Sales	Millions	Sales

Electrical	$33.0	10.4	$24.1	8.1
Steel Structures	5.3	11.9	0.6	2.3
HVAC	3.7	12.1	2.6	8.9

	$42.0	10.7	$27.3	7.7

Electrical Segment
      First quarter 2005 net sales in the Electrical segment were up $19.2 million, or 6.4% on a year-over-year basis. Favorable foreign currency exchange accounted for approximately $6 million of the increase. Increased pricing to offset higher material costs and strengthened demand in utility and industrial markets drove the majority of the sales increase.
      First quarter 2005 earnings in the Electrical segment increased significantly to $33.0 million compared to the first quarter 2004. Higher sales and lower expenses contributed to the improvement in segment earnings.

Other Segments
      First quarter 2005 net sales in our Steel Structures segment were up $18.5 million, or 70.9% on a year-over-year basis. The sales increase was driven by higher levels of capital investment by U.S. electrical utilities to expand or upgrade regional transmission grids. Additionally, net sales benefited by $5 million from the January 2005 acquisition of Southern Monopole and Utilities Company. Segment earnings of $5.3 million in the first quarter of 2005 were significantly higher compared to $0.6 million in the first quarter of the prior year, due primarily to higher sales.
      First quarter 2005 net sales in the HVAC segment were up $1.5 million or 5.1% on a year-over-year basis. Segment earnings of $3.7 million in the first quarter of 2005 were also higher compared to $2.6 million in the first quarter of the prior year. The earnings increase reflects higher sales, cost reduction, and on-going efficiency improvements.

Critical Accounting Policies
      The preparation of financial statements contained in this Report requires the use of estimates and assumptions to determine certain amounts reported as net sales, costs, expenses, assets or liabilities and certain amounts disclosed as contingent assets or liabilities. We cannot assure that actual results will not differ from those estimates or assumptions. Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. We believe that our critical accounting policies include: Revenue Recognition; Inventory Valuation; Goodwill and Other Intangible Assets; Long-Lived Assets; Income Taxes; and Environmental Costs.

•	Revenue Recognition: We recognize revenue when finished products are shipped to unaffiliated customers and both title and risks of ownership are transferred. Sales discounts, quantity and price rebates, and allowances are estimated based on contractual commitments and experience and recorded in the period as a reduction of revenue in which the sale is recognized. Quantity rebates are in the form of volume incentive discount plans, which include specific sales volume targets or year-over-year sales volume growth targets for specific customers. Certain distributors can take advantage of price rebates by subsequently reselling the Corporation’s products into targeted construction projects or markets. Following a distributor’s sale of an eligible product, the distributor submits a claim for a price rebate. The Corporation provides additional allowances for bad debts when circumstances dictate. A number of distributors, primarily in the Electrical segment, have the right to return goods under certain circumstances and those returns, which are reasonably estimable, are accrued as a reduction of revenue at the time of shipment. Management analyzes historical returns and allowances, current economic trends and specific customer circumstances when evaluating the adequacy of accounts receivable related reserves and accruals.

•	Inventory Valuation: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. To ensure inventories are carried at the lower of cost or market, the Corporation periodically evaluates the carrying value of its inventories. The Corporation also periodically performs an evaluation of inventory for excess and obsolete items. Such evaluations are based on management’s judgment and use of estimates. Such estimates incorporate inventory quantities on-hand, aging of the inventory, sales forecasts for particular product groupings, planned dispositions of product lines and overall industry trends.

•	Goodwill and Other Intangible Assets: We follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires a transitional and annual test of goodwill and indefinite lived assets associated with reporting units for indications of impairment. The Corporation performs its annual impairment assessment in the fourth quarter of each year, unless circumstances dictate more frequent assessments. Under the provisions of SFAS No. 142, each test of goodwill requires the Corporation to determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Corporation must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

•	Long-Lived Assets: We follow the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. For purposes of recognizing and measuring impairment of long-lived assets, the Corporation evaluates assets for associated product groups. The Corporation reviews long-lived assets to be held-and-used for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of the primary asset in the associated product groups is less than the carrying amount of the assets, the assets are considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, the Corporation estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

•	Income Taxes: We use the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provides a valuation allowance based on a more-likely-than-not criteria. The Corporation has valuation allowances for deferred tax assets primarily associated with operating loss carryforwards, tax credit carryforwards and deferred state income tax assets. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income, based on enacted tax law in effect as of March 31, 2005, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, which involve estimates and uncertainties, in making this assessment. Tax planning strategies include primarily sales of non-core assets. Projected future taxable income is based on management’s forecast of the operating results of the Corporation. Management periodically reviews such forecasts in comparison with actual results and expected trends.

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

Business Risks
      There are many factors that could pose a risk to our business and our ability to execute our business plan, some of which are beyond our control. A description of these factors is included in the “Business Risks” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. These factors include, but are not limited to:

•	Risks Related to Credit Quality of Customers

•	Negative Economic Conditions May Adversely Affect Performance

•	Availability of Steel Supply

•	Changes in Customer Demand

•	Adverse Regulatory, Environmental, Monetary or Other Governmental Policies Which May Affect Profitability

•	Adequacy of Insurance

•	Terrorist Acts and Acts of War

Forward-Looking Statements
      This Report includes forward-looking statements regarding Thomas & Betts Corporation that are subject to uncertainties in our operations, business, economic and political environment. Statements that contain words such as “achieve,” “guidance,” “believes,” “expects,” “anticipates,” “intends,” “estimates,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” or similar expressions are forward-looking statements. These statements are subject to risks and uncertainties, and many factors could affect our future financial condition or results of operations. Accordingly, actual results, performance or or achievements may differ materially from those expressed or implied by the forward-looking statements contained in this Report. We undertake no obligation to revise any forward-looking statement included in the Report to reflect any future events or circumstances. For more information about these risks and uncertainties please see the section entitled, “Caution Regarding Forward-Looking Statements” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Liquidity and Capital Resources
      We had cash and cash equivalents of $336.0 million at March 31, 2005 and $336.1 million at December 31, 2004, respectively.
      The following table reflects the primary category totals in our Consolidated Statements of Cash Flows.

	Quarter Ended

	March 31,	March 31,
	2005	2004
(In millions)
Net cash provided by (used in) operating activities	$13.7	$(5.0)
Net cash provided by (used in) investing activities	(23.1)	(5.4)
Net cash provided by (used in) financing activities	10.7	(125.8)
Effect of exchange-rate changes on cash	(1.4)	(1.0)

Net increase (decrease) in cash and cash equivalents	$(0.1)	$(137.2)

Operating Activities
      Cash provided by operating activities during the first quarter of 2005 of $13.7 million improved by $18.7 million compared with cash used in operating activities of $5.0 million during the first quarter of 2004. This improvement primarily reflects stronger net earnings and a reduced use of cash from changes in accounts receivable during the first quarter of 2005.

Investing Activities
      In January 2005, the Corporation purchased the assets of Southern Monopole and Utilities Company for approximately $16 million, subject to adjustment. The Corporation has paid approximately $15 million in cash to date with approximately $1 million of cash deferred pending resolution of certain post-closing adjustments. Southern Monopole manufactures steel poles used for electrical transmission and substations, cellular communications and lighting.
      Capital expenditures during the first quarter of 2005 totaled $8.3 million compared to $5.5 million during the first quarter of 2004. We expect capital expenditures to be approximately $35 million for the full year 2005, reflecting investment in our manufacturing facilities to enhance efficiencies, introduce new products, and lower costs.

Financing Activities
      Cash provided by financing activities during the first quarter of 2005 reflect cash provided by stock options exercised of $11.0 million. Cash used in financing activities during the first quarter of 2004 reflect debt repayments of $126.5 million. In January 2004, $125 million of senior unsecured notes payable were paid upon maturity from available cash resources.

$175 million Credit Agreement
      In 2003, we entered into a $175 million committed revolving credit facility with a bank group which is secured primarily by accounts receivable, inventory and equipment located in the United States. We have the option, at the time of drawing funds under the facility, of selecting an interest rate based on a number of benchmarks including the London Interbank Offered Rate (LIBOR), the federal funds rate, or the prime rate of the agent bank. The credit facility matures in June 2006. There were no borrowings outstanding under this facility as of March 31, 2005 and we currently do not expect to utilize this facility in the foreseeable future. The $175 million credit facility contains the following financial covenants:

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
      At times, we provide letters of credit that may be drawn in the event we fail to perform under contracts entered into in the normal course of our business activities. These performance related letters of credit totaled $0.3 million at March 31, 2005. The remaining letters of credit relate to third-party insurance claims processing, existing debt obligations and certain tax incentive programs. At March 31, 2005, outstanding letters of credit, or similar financial instruments that reduce the amount available under the $175 million credit facility totaled $37.6 million.

Other Credit Facilities
      We have a committed revolving credit facility with a Canadian bank with a borrowing capacity to CAD$45 million that matures in September 2006. Availability under this facility is CAD$45 million (approximately US $37 million) as of March 31, 2005. This facility is secured by inventory and accounts receivable located in Canada. No borrowings were outstanding under this facility as of March 31, 2005.
      We have a EUR10 million committed revolving credit facility with a European bank that has an indefinite maturity. This facility is secured by inventory and receivables located in Europe. Availability under this facility is EUR10 million (approximately US $13 million) as of March 31, 2005. No borrowings were outstanding under this facility as of March 31, 2005.
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
      As of March 31, 2005, the aggregate availability of funds under our credit facilities was approximately $173.4 million, after deducting outstanding letters of credit. Availability under the revolving credit facilities increases or decreases with fluctuations in the value of the underlying collateral and is subject to the satisfaction of various covenants and conditions to borrowing. These are back up facilities that have not been utilized and we currently do not expect to utilize these facilities in the foreseeable future.

Credit Ratings
      As of March 31, 2005, we had a senior unsecured debt rating from Standard & Poor’s of BBB-, an investment grade credit rating. Moody’s Investor Service (“Moody’s”) assigned us a non-investment grade credit rating of Ba1. In November 2004 Moody’s revised our rating outlook upward to positive from stable. If both Moody’s and Standard & Poor’s rate us as an investment grade credit for a continuous period of at least 30 days, then some of the covenants on one of our indentures will terminate.
      Should our credit ratings drop, repayment under our credit facilities and securities will not be accelerated; however, our credit costs may increase and access to capital markets may be more limited. Similarly, if our credit rating increases, we may have a decrease in our credit costs and access to broader capital markets.

Off-Balance Sheet Arrangements
      As of March 31, 2005, we did not have any off-balance sheet arrangements.

Debt Securities
      Thomas & Betts had the following senior unsecured debt securities outstanding as of March 31, 2005:

	Face	Interest
Issue Date	Amount	Rate		Interest Payable	Maturity Date

January 1996	$150 million	6.50%		January 15 and July 15	January 2006
May 1998	$115 million	6.63	%(a)	May 1 and November 1	May 2008
February 1999	$150 million	6.39	%(a)	March 1 and September 1	February 2009
May 2003	$125 million	7.25	%(a)	June 1 and December 1	June 2013

(a)	We have entered into interest rate swaps associated with only portions of these underlying debt instruments. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
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
Recently Issued Accounting Standards
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which requires that compensation costs relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments used. The Corporation intends to adopt SFAS No. 123(R) during its first quarter of fiscal 2006. The Corporation does not believe the impact of adopting SFAS No. 123(R) will be material.
      In December 2004, the FASB issued Staff Position FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. According to this Staff Position, companies that qualify for the recent tax law’s deduction for domestic production activities must account for it as a special deduction under FASB Statement No. 109 and reduce their tax expense in the period or periods the amounts are deductible on the tax return. As indicated in Note 7 Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, the Corporation had $249 million of U.S. federal net operating loss carryforwards as of December 31, 2004. Until these losses are fully utilized, the Corporation will not be able to claim a tax deduction on qualified production activities.
      In December 2004, the FASB issued Staff Position FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. This Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated to a U.S. taxpayer. Given the lack of clarification of certain provisions within the Act, this Staff Position allowed companies additional time to evaluate the financial statement implications of repatriating foreign earnings. The Corporation is in the process of evaluating how much, if any, of the undistributed earnings of foreign subsidiaries should be repatriated and the financial statement and cash flow implications of any decision. The range of possible amounts that we are considering for repatriation under this provision is between zero and the maximum amount of dividends eligible for the one time deduction under the Act. The related range of income tax effects of such repatriation cannot be reasonably estimated at this time. The Corporation is awaiting final guidance from the Internal Revenue Service and intends to complete its evaluation in late 2005.
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
      For the period ended March 31, 2005, we did not experience any material changes in market risk that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 4.	Controls and Procedures
      As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and senior management, including Dominic J. Pileggi, Chief Executive Officer, and Kenneth W. Fluke, Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective at March 31, 2005.
      We had no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2005.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      See Note 11, “Contingencies,” in the Notes to Consolidated Financial Statements, which is incorporated here by reference.

Item 5.	Other Information
      Shareholders who wish to present director nominations or other business at the Annual Meeting of Shareholders to be held in 2006 must give notice to the Secretary at our principal executive offices on or prior to January 4, 2006.

Item 6.	Exhibits
      The Exhibit Index that follows the signature page of this Report is incorporated herein by reference.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Thomas & Betts Corporation
(Registrant)

By:	/s/ Kenneth W. Fluke

Kenneth W. Fluke
Senior Vice President and
Chief Financial Officer
(principal financial officer)
Date: May 4, 2005

EXHIBIT INDEX

10.1	Health Benefits Continuation Agreement dated February 2, 2005 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 2, 2005).
10.2	Form of Restricted Stock Agreement Pursuant to Thomas & Betts Corporation Equity Compensation Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated February 2, 2005).
10.3	Form of Executive Incentive Stock Option Agreement Pursuant to Thomas & Betts Corporation Equity Compensation Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated February 2, 2005).
10.4	Form of Executive Nonqualified Stock Option Agreement Pursuant to Thomas & Betts Corporation Equity Compensation Plan (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated February 2, 2005).
10.5	First Amendment to Credit Agreement dated March 2, 2005, among the Corporation, as borrower, the Lenders party thereto, and Wachovia Bank, National Association, as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 2, 2005).
10.6	Credit Agreement, dated June 25, 2003, among the Corporation, as borrower, the subsidiaries of the Corporation, as guarantors, the lenders listed therein, Wachovia Bank, National Association, as issuing bank, Wachovia Securities, Inc., as arranger, and Wachovia Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, for the quarter ended June 29, 2003).
10.7	Executive Compensation (Incorporated by reference to Item 1.01 of the Current Report on Form 8-K dated February 2, 2005).
12	Statement re Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Principal Executive Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a).
31.2	Certification of Principal Financial Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a).
32	Section § 1350 Certifications.