Form 10-Q
period 2005-06-30
THOMAS & BETTS CORP
filed 2005-08-05
CIK 97854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

For the quarterly period ended June 30, 2005

or

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑           No ☐
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Title of Each Class	at August 2, 2005

Common Stock, $.10 par value	60,509,018

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
THOMAS & BETTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Net sales	$418,090	$368,973	$810,276	$721,961
Cost of sales	298,072	261,719	579,212	515,008

Gross profit	120,018	107,254	231,064	206,953
Selling, general and administrative	73,628	71,634	142,978	144,648

Earnings from operations	46,390	35,620	88,086	62,305
Income from unconsolidated companies	360	556	669	1,220
Interest expense, net	(6,868)	(7,484)	(14,028)	(15,098)
Other (expense) income, net	(1,338)	(957)	(1,805)	(1,092)

Earnings before income taxes	38,544	27,735	72,922	47,335
Income tax provision	10,151	7,766	20,121	11,754

Net earnings	$28,393	$19,969	$52,801	$35,581

Earnings per share:
Basic	$0.47	$0.34	$0.89	$0.61

Diluted	$0.47	$0.34	$0.87	$0.60

Average shares outstanding:
Basic	59,919	58,544	59,610	58,419
Diluted	60,800	59,200	60,556	58,944
The accompanying Notes are an integral part of these Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2005	2004

ASSETS
Current Assets
Cash and cash equivalents	$369,783	$336,059
Marketable securities	1,450	1,658
Receivables, net	217,514	172,745
Inventories:
Finished goods	98,447	106,402
Work-in-process	29,824	28,947
Raw materials	81,262	71,809

Total inventories	209,533	207,158

Deferred income taxes	48,864	46,874
Prepaid expenses	8,635	14,401

Total Current Assets	855,779	778,895

Property, plant and equipment
Land	15,388	15,261
Buildings	175,650	171,683
Machinery and equipment	610,343	608,482
Construction-in-progress	17,076	10,219

	818,457	805,645
Less accumulated depreciation	(542,821)	(529,501)

Net property, plant and equipment	275,636	276,144

Goodwill	459,556	463,264
Investments in unconsolidated companies	115,045	114,922
Deferred income taxes	32,278	33,481
Other assets	89,439	89,046

Total Assets	$1,827,733	$1,755,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$152,903	$2,830
Accounts payable	131,451	120,336
Accrued liabilities	97,952	100,692
Income taxes payable	9,911	14,551

Total Current Liabilities	392,217	238,409

Long-Term Liabilities
Long-term debt	394,272	543,085
Other long-term liabilities	77,065	72,539
Contingencies (Note 11)	—	—
Shareholders’ Equity
Common stock	6,034	5,935
Additional paid-in capital	392,395	366,811
Retained earnings	583,044	530,243
Unearned compensation-restricted stock	(2,969)	(1,811)
Accumulated other comprehensive income (loss)	(14,325)	541

Total Shareholders’ Equity	964,179	901,719

Total Liabilities and Shareholders’ Equity	$1,827,733	$1,755,752

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2005	2004

Cash Flows from Operating Activities:
Net earnings	$52,801	$35,581
Adjustments:
Depreciation and amortization	26,389	27,812
Undistributed earnings from unconsolidated companies	(669)	(1,220)
Mark-to-market adjustment for derivative instruments	1,506	178
Loss on sale of property, plant and equipment	933	266
Deferred income taxes	3,968	2,405
Changes in operating assets and liabilities, net:
Receivables	(47,522)	(43,437)
Inventories	(184)	(16,596)
Accounts payable	11,551	19,289
Accrued liabilities	(6,385)	(5,521)
Pension and post-retirement plans	7,496	(6,378)
Other	3,231	4,364

Net cash provided by (used in) operating activities	53,115	16,743

Cash Flows from Investing Activities:
Purchases of businesses	(16,526)	—
Purchases of property, plant and equipment	(18,248)	(11,002)
Proceeds from sale of property, plant and equipment	426	158
Marketable securities acquired	—	(521)
Proceeds from matured marketable securities	188	309

Net cash provided by (used in) investing activities	(34,160)	(11,056)

Cash Flows from Financing Activities:
Repayment of long-term debt and other borrowings	(1,027)	(129,306)
Stock options exercised	18,598	6,205

Net cash provided by (used in) financing activities	17,571	(123,101)

Effect of exchange-rate changes on cash	(2,802)	(2,485)

Net increase (decrease) in cash and cash equivalents	33,724	(119,899)
Cash and cash equivalents, beginning of period	336,059	387,425

Cash and cash equivalents, end of period	$369,783	$267,526

Cash payments for interest	$19,117	$24,794
Cash payments for income taxes	$22,649	$7,457
The accompanying Notes are an integral part of these Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation
      In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary for the fair presentation of the Corporation’s financial position as of June 30, 2005, and December 31, 2004, and the results of operations and cash flows for the periods ended June 30, 2005 and 2004.
      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The results of operations for the periods ended June 30, 2005 and 2004, are not necessarily indicative of the operating results for the full year.
      Certain reclassifications have been made to prior periods to conform to the current year presentation.

2.	Basic and Diluted Earnings Per Share
      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Quarter Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

(In thousands, except per share data)
Net earnings	$28,393	$19,969	$52,801	$35,581

Basic shares:
Average shares outstanding	59,919	58,544	59,610	58,419

Basic earnings per share	$0.47	$0.34	$0.89	$0.61

Diluted shares:
Average shares outstanding	59,919	58,544	59,610	58,419
Additional shares from the assumed exercise of stock options and vesting of restricted stock	881	656	946	525

	60,800	59,200	60,556	58,944

Diluted earnings per share	$0.47	$0.34	$0.87	$0.60

      Out-of-the-money options for the purchase of shares of Common Stock that were excluded because of their anti-dilutive effect totaled 1.0 million for the second quarter of 2005 and 1.8 million for the second quarter of 2004. Out-of-the money options for the purchase of shares of Common Stock that were excluded because of their anti-dilutive effect totaled 1.0 million for the first six months of 2005 and 2.0 million for the first six months of 2004.

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

	Quarter Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

(In thousands, except per share data)
Net earnings, as reported	$28,393	$19,969	$52,801	$35,581
Deduct total incremental stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effects(a)	(1,003)	(1,002)	(1,889)	(2,412)

Pro forma net earnings	$27,390	$18,967	$50,912	$33,169

Earnings per share:
Basic — as reported	$0.47	$0.34	$0.89	$0.61

Basic — pro forma	$0.46	$0.32	$0.85	$0.57

Diluted — as reported	$0.47	$0.34	$0.87	$0.60

Diluted — pro forma	$0.45	$0.32	$0.84	$0.56

(a)	Does not include restricted stock expense that is already reported in net earnings.
      A valuation using the fair-value-based accounting method has been made for applicable stock options granted as of June 30, 2005 and 2004. That valuation was performed using the Black-Scholes option-pricing model.

4.	Income Taxes
      The Corporation’s income tax provision for the second quarter 2005 was $10.2 million, or an effective rate of 26.3% of pre-tax income, compared to a tax provision in the second quarter 2004 of $7.8 million, or an effective rate of 28.0% of pre-tax income. The tax provision for the second quarter of 2005 included a tax benefit of $0.9 million resulting from the favorable completion of a tax audit.
      The Corporation’s income tax provision for the first six months of 2005 was $20.1 million or an effective rate of 27.6% compared to a tax provision in the first six months of 2004 of $11.8 million, or an effective rate of 24.8% of pre-tax income. The first six months of 2005 and 2004 included a second quarter tax benefit of $0.9 million in 2005 and a first quarter tax benefit of $1.5 million in 2004 resulting from the favorable completion of tax audits.
      Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Management believes that it is more-likely-than-not that future taxable income and tax planning strategies, based on tax laws in effect as of June 30, 2005, will be sufficient to realize the recorded deferred tax assets, net of the existing valuation allowance at June 30, 2005. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management has identified certain tax planning strategies that it could utilize to avoid the loss carryforwards expiring prior to their realization. These tax planning strategies include primarily sales of non-core assets. Projected future taxable income is based on management’s forecast of the operating results of the Corporation, and there can be no assurance that such results will be achieved. Management periodically reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize the net deferred tax assets, the Corporation will increase the valuation allowance by a charge to income tax expense in the period of such determination. Additionally, if events occur in subsequent periods which indicate that a previously recorded valuation allowance is no longer needed, the Corporation will decrease the valuation allowance by providing an income tax benefit in the period of such determination.

5.	Comprehensive Income
      Total comprehensive income and its components are as follows:

	Quarter Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

(In thousands)
Net income	$28,393	$19,969	$52,801	$35,581
Foreign currency translation adjustments	(7,025)	(3,893)	(14,851)	(6,095)
Unrealized gains (losses) on securities	(3)	(17)	(15)	(25)

Comprehensive income	$21,365	$16,059	$37,935	$29,461

6.	Derivative Instruments
      The Corporation is exposed to market risk from changes in raw material prices, foreign-exchange rates, and interest rates. At times, the Corporation may enter into various derivative instruments to manage certain of those risks. The Corporation does not enter into derivative instruments for speculative or trading purposes.

Commodities Futures Contracts
      The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, zinc, copper, resins and rubber compounds. At times, some of the risk associated with usage of copper, zinc and aluminum is mitigated through the use of futures contracts that fix the price the Corporation will pay for a commodity. Commodities futures contracts utilized by the Corporation have not previously been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
SFAS No. 133 and SFAS No. 138. Mark-to-market gains and losses for commodities futures, if any, are recorded in cost of sales. As of June 30, 2005, the Corporation had outstanding commodities futures contracts with a notional amount of $23.5 million and a market value of $0.3 million. As of December 31, 2004, the Corporation had outstanding commodities futures contracts with a notional amount of $16.6 million and a market value of $1.8 million. Cost of sales reflects a loss of $2.4 million for the quarter ended June 30, 2005 and a loss of $1.3 million for the quarter ended June 30, 2004 related to the mark-to-market adjustments for commodities futures contracts. Cost of sales reflects a loss of $1.5 million for the six months ended June 30, 2005 and a loss of $0.2 million for the six months ended June 30, 2004 related to the mark-to-market adjustments for commodities futures contracts.

Forward Foreign Exchange Contracts
      From time to time, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of foreign currencies (principally European currencies). Forward foreign exchange contracts utilized by the Corporation have not previously been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. Mark-to-market gains and losses for forward foreign exchange contracts, if any, are recorded in other (expense) income, net. As of June 30, 2005 and December 31, 2004, the Corporation had no outstanding forward sale contracts related to foreign currencies. Other (expense) income, net reflects a loss of $1.0 million for the quarter ended June 30, 2005 and no impact for the quarter ended June 30, 2004, from mark-to-market adjustments for forward foreign exchange contracts. Other (expense) income, net reflects a loss of $1.4 million for the six months ended June 30, 2005 and no impact for the six months ended June 30, 2004, from mark-to-market adjustments for forward foreign exchange contracts.

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
      In June 2005, the Corporation terminated interest rate swap agreements totaling a notional amount of $84.0 million relating to the debt securities maturing in 2008 and 2009. The approximate $0.5 million paid by the Corporation from terminating its previous position will increase the future effective interest rate of the underlying debt instruments.
      At June 30, 2005, the net out-of-the-money fair value of the interest rate swaps was $2.4 million, classified in other long-term liabilities, with an off-setting $2.4 million decrease in the book value of the debt hedged. At December 31, 2004, the net out-of-the-money fair value of the interest rate swaps was $4.0 million, classified in other long-term liabilities, with an offsetting $4.0 million decrease in the book value of the debt hedged. Interest expense, net reflects a benefit associated with these interest rate swap agreements of $0.1 million for the quarter ended June 30, 2005 and $1.5 million for the quarter ended June 30, 2004. Interest

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
expense, net reflects a benefit associated with interest rate swap agreements of $0.5 million for the six months ended June 30, 2005 and $3.2 million for the six months ended June 30, 2004.

7.	Debt
      The Corporation’s long-term debt at June 30, 2005, and December 31, 2004, was:

	June 30,	December 31,
	2005	2004

(In thousands)
Unsecured notes
6.50% Notes due 2006	$150,506	$150,980
7.25% Notes due 2013(a)	122,552	121,303
Unsecured medium-term notes
6.63% Medium-term notes due 2008(a)	114,618	114,787
6.39% Medium-term notes due 2009(a)	149,809	149,919
Industrial revenue bonds due through 2008	4,880	4,880
Other, including capital leases	4,810	4,046

Long-term debt (including current maturities)	547,175	545,915
Less current portion	152,903	2,830

Long-term debt	$394,272	$543,085

(a)	See Note 6 regarding interest rate swap agreements.
      In June 2005, the Corporation amended its $175 million committed revolving credit facility with a bank group to increase the borrowing capacity to $200 million. The amendment also removed collateral requirements and extended the previous June 2006 maturity date to June 2010. The Corporation pays an annual commitment fee of 20.0 basis points on the $200 million commitment to maintain this facility. The credit agreement contains customary covenants which could restrict the payment of dividends, investments, liens, and dispositions of assets if the Corporation fails to maintain its financial covenants and certain minimum levels of total availability under the facility. The amended facility will allow the Corporation more financial flexibility with regard to making acquisitions and adding additional or repaying existing debt.
      Outstanding letters of credit, which reduced availability under the credit facility, amounted to $37.9 million at June 30, 2005. At times, the Corporation is required, under certain contracts, to provide letters of credit that may be drawn in the event the Corporation fails to perform under contracts entered into in the normal course of its business activities. Such performance related letters of credit totaled $0.4 million at June 30, 2005. The remaining letters of credit relate to third-party insurance claims processing, existing debt obligations and certain tax incentive programs.
      Also in June 2005, the Corporation terminated its previous CAD$45 million (approximately US $36 million) committed revolving credit facility with a Canadian bank.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      The Corporation has a EUR10 million (approximately US $12 million) committed revolving credit facility with a European bank which is secured by inventory and receivables located in Europe. The Corporation pays an annual unused commitment fee of 62.5 basis points on the undrawn balance to maintain this facility. This facility has an indefinite maturity and no borrowings were outstanding as of June 30, 2005.
      As of June 30, 2005, the Corporation’s aggregate availability of funds under its credit facilities is approximately $174 million, after deducting outstanding letters of credit. The Corporation has the option, at the time of drawing funds under any of the credit facilities, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank.

8.	Acquisition
      In January 2005, the Corporation purchased the net operating assets of Southern Monopole and Utilities Company for approximately $16 million. Southern Monopole manufactures steel poles used for electrical transmission and substations, cellular communications and lighting. An allocation of the purchase price to the assets and liabilities acquired has been performed in accordance with SFAS No. 141. Goodwill derived from the purchase price allocation is approximately $1 million and has been assigned to the Steel Structures segment.

9.	Pension and Post-Retirement Benefits
      Net periodic cost for the Corporation’s defined benefit pension plans and for post-retirement health-care and life insurance benefits included the following components:

	Quarter Ended

			Post-Retirement
	Pension Benefits		Benefits

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

(In thousands)
Service cost — benefits earned during the period	$2,271	$1,902	$27	$3
Interest cost on projected benefit obligation	5,168	4,510	264	263
Expected return on plan assets	(6,312)	(4,752)	—	—
Net amortization of unrecognized:
Transition obligation (asset)	3	(2)	189	189
Prior service cost (gain)	264	255	(56)	(58)
Plan net loss (gain)	1,575	708	78	23
Curtailment and settlement losses	1,762	—	—	—

Net periodic pension cost	$4,731	$2,621	$502	$420

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Six Months Ended

			Post-Retirement
	Pension Benefits		Benefits

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

(In thousands)
Service cost — benefits earned during the period	$4,921	$4,354	$33	$9
Interest cost on projected benefit obligation	9,886	9,116	489	493
Expected return on plan assets	(11,872)	(8,948)	—	—
Net amortization of unrecognized:
Transition obligation (asset)	(6)	(4)	383	383
Prior service cost (gain)	531	506	(112)	(117)
Plan net loss (gain)	2,609	1,935	109	(13)
Curtailment and settlement losses	1,762	1,725	—	—

Net periodic pension cost	$7,831	$8,684	$902	$755

      Consistent with the disclosure in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, the Corporation continues to expect required contributions to its qualified pension plans to be minimal in 2005.

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

	Quarter Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

(In thousands)
Net sales:
Electrical	$342,051	$311,010	$658,927	$608,699
Steel Structures	45,629	29,951	90,271	56,081
HVAC	30,410	28,012	61,078	57,181

Total net sales	$418,090	$368,973	$810,276	$721,961

Segment earnings:
Electrical	$37,368	$32,514	$70,407	$56,681
Steel Structures	7,192	2,571	12,507	3,181
HVAC	2,190	1,091	5,841	3,663

Total reportable segment earnings	46,750	36,176	88,755	63,525
Interest expense, net	(6,868)	(7,484)	(14,028)	(15,098)
Other (expense) income, net	(1,338)	(957)	(1,805)	(1,092)

Earnings before income taxes	$38,544	$27,735	$72,922	$47,335

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

11.	Contingencies

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

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Asbestos Cases
      The Corporation and its subsidiary, Amerace Corporation, acquired in 1995, are subject to asbestos lawsuits in Mississippi, New Jersey and four other states, related to either undefined and unidentified or historic products. In all cases, the Corporation is investigating these allegations. Amerace is one of hundreds of defendants and the Corporation is one of dozens of defendants in each case. No asbestos containing product of Amerace or Thomas & Betts has been identified in these cases to date. In the Amerace cases, twenty-two lawsuits have already been dismissed. Potential exposure at this time, if any, cannot be estimated. Management believes, however, that there is no merit to these claims, that damages, if any, are remote and believes that a loss is not probable in any of these cases. Insurance coverage is available in connection with these claims.
      As discussed in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, the Corporation’s subsidiary, L.E. Mason (Red Dot), acquired in 1999, was previously subject to certain asbestos lawsuits. During the second quarter of 2005, the Corporation was dismissed, with no liability, from all such asbestos lawsuits in which it was named as a defendant.

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

Guarantee and Indemnification Arrangements
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

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      The following table provides the changes in the Corporation’s accruals for estimated product warranties:

	Quarter Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

(In thousands)
Balance at beginning of period	$1,499	$1,599	$1,588	$1,543
Liabilities accrued for warranties issued during the period	261	242	432	444
Deductions for warranty claims paid during the period	(337)	(496)	(677)	(798)
Changes in liability for pre-existing warranties during the period, including expirations	139	137	219	293

Balance at end of period	$1,562	$1,482	$1,562	$1,482

12.	Recently Issued Accounting Standards
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
      In December 2004, the FASB issued Staff Position FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. According to this Staff Position, companies that qualify for the recent tax law’s deduction for domestic production activities must account for it as a special deduction under FASB Statement No. 109 and reduce their tax expense in the period or periods the amounts are deductible on the tax return. As indicated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, the Corporation has significant U.S. federal net operating loss carryforwards. Until these losses are fully utilized, the Corporation will not be able to claim a tax deduction on qualified production activities.
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
      Quarterly earnings typically reflect the first quarter being the lowest, second and third quarters benefiting from the normal construction season in our Electrical segment, and our fourth quarter favorably impacted by the winter season in our HVAC business.

2005 Outlook
      Based on our second quarter 2005 results, we have revised our 2005 guidance and now believe earnings per diluted share will be between $1.77 and $1.82 for the full year 2005. We expect mid-single-digit sales growth and double-digit earnings improvement in the second half of 2005 compared to the prior year. The key risks facing our company during the remainder of 2005 include higher prices and volatility in commodity markets, especially for steel and copper, and a potential slow down in market growth due to macro-economic factors, such as higher energy costs or rising interest rates.
Comparison of Periods in 2005 with Periods in 2004
Consolidated Results

	Quarter Ended

	June 30, 2005		June 30, 2004

	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales

Net sales	$418,090	100.0	$368,973	100.0
Cost of sales	298,072	71.3	261,719	70.9

Gross profit	120,018	28.7	107,254	29.1
Selling, general and administrative	73,628	17.6	71,634	19.4

Earnings from operations	46,390	11.1	35,620	9.7
Income from unconsolidated companies	360	0.1	556	0.1
Interest expense, net	(6,868)	(1.7)	(7,484)	(2.0)
Other (expense) income, net	(1,338)	(0.3)	(957)	(0.3)

Earnings before income taxes	38,544	9.2	27,735	7.5
Income tax provision	10,151	2.4	7,766	2.1

Net earnings	$28,393	6.8	$19,969	5.4

Per share earnings:
Basic	$0.47		$0.34

Diluted	$0.47		$0.34

	Six Months Ended

	June 30, 2005		June 30, 2004

	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales

Net sales	$810,276	100.0	$721,961	100.0
Cost of sales	579,212	71.5	515,008	71.3

Gross profit	231,064	28.5	206,953	28.7
Selling, general and administrative	142,978	17.6	144,648	20.1

Earnings from operations	88,086	10.9	62,305	8.6
Income from unconsolidated companies	669	0.1	1,220	0.2
Interest expense, net	(14,028)	(1.8)	(15,098)	(2.1)
Other (expense) income, net	(1,805)	(0.2)	(1,092)	(0.2)

Earnings before income taxes	72,922	9.0	47,335	6.5
Income tax provision	20,121	2.5	11,754	1.6

Net earnings	$52,801	6.5	$35,581	4.9

Per share earnings:
Basic	$0.89		$0.61

Diluted	$0.87		$0.60

Overview
      Net sales for the second quarter and the first six months of 2005 increased year-over-year reflecting a significant volume increase in the Steel Structures segment sales and a volume increase in the Electrical segment sales. Net sales increases in both periods reflect higher prices to offset raw material cost increases. Favorable foreign currency exchange also benefitted net sales. Earnings from operations for the second quarter and the first six months of 2005 were up significantly compared to the prior-year periods reflecting higher sales and improved productivity. Increased demand by utilities benefited both our Steel Structures and Electrical segments, while an increase primarily in industrial demand also had a positive impact on our Electrical segment.

Net Sales and Gross Profit
      Our second quarter 2005 net sales were $418.1 million, up $49.1 million, or 13.3%, from the prior-year period. Favorable foreign currency driven primarily by strong Canadian and European currencies against a weaker U.S. dollar accounted for approximately $8 million of the increase. For the first six months of 2005, net sales were $810.3 million, up $88.3 million, or 12.2%, from the prior-year period. Favorable foreign currency exchange accounted for approximately $15 million of the year-to-date increase. Higher sales volume and price realization to offset higher material costs contributed significantly to the sales improvement in both the quarter and year-to-date periods. In addition, our Steel Structures segment net sales benefited in the second quarter 2005 by $5 million and the for first six months of 2005 by $10 million from the January 2005 acquisition of Southern Monopole and Utilities Company.
      The second quarter 2005 gross margin was 28.7% of net sales, compared to 29.1% in the prior-year period. For the first six months of 2005, gross margin was 28.5% of net sales, compared to 28.7% in the prior-year period. We experienced higher raw material costs, primarily steel, of approximately $13 million in second quarter of 2005 compared to the prior year and approximately $28 million for the first six months of 2005 compared to the prior year. These higher costs were largely offset through higher selling prices for our products and, to a lesser extent, productivity improvements.

Expenses
      Second quarter 2005 selling, general and administrative (“SG&A”) expense was $73.6 million or 17.6% of net sales, compared to $71.6 million or 19.4% of net sales in the prior-year period. For the first six months of 2005, SG&A expense was $143.0 million or 17.6% of net sales, compared to $144.6 million or 20.0% of net sales in the prior year period. The improvement in SG&A expense as a percent of net sales reflects our continued focus on closely managing expenses and the effect of higher sales.

Interest Expense, Net
      Interest expense, net for the second quarter 2005 was $6.9 million, down from $7.5 million in the year-earlier period primarily due to higher interest income and lower debt levels. For the first six months of 2005, net interest expense was $14.0 million, down from $15.1 million in the prior year period. Interest income included in interest expense, net was $2.5 million for the second quarter 2005 and $0.8 million for the second quarter 2004. Interest income for the first six months of 2005 was $4.5 million compared to $1.8 million in the prior year period. The increase in interest income reflects higher interest rates and higher average balances of cash and cash equivalents during 2005 compared to 2004. Interest expense reflects the impact of interest rate swap agreements, which resulted in a benefit of $0.1 million for the second quarter 2005 and a benefit of $1.5 million for second quarter 2004. For the first six months of 2005, interest rate swap agreements resulted in a benefit of $0.5 million compared to a benefit of $3.2 million in the prior-year period.

Income Taxes
      The effective tax rate in the second quarter 2005 was 26.3% compared to 28.0% in the second quarter 2004. The second quarter 2005 reflects a $0.9 million tax benefit resulting from the favorable completion of a tax audit. For the first six months of 2005, the effective tax rate was 27.6% compared to 24.8% in year-earlier period. The first six months of 2005 and 2004 included a second quarter tax benefit of $0.9 million in 2005 and a first quarter tax benefit of $1.5 million in 2004 resulting from the favorable completion of tax audits.

Net Earnings
      Net earnings in the second quarter 2005 were $28.4 million, or $0.47 per basic and diluted share, compared to net earnings of $20.0 million, or $0.34 per basic and diluted share, in the second quarter 2004. For the first six months of 2005, net earnings were $52.8 million, or $0.89 per basic share and $0.87 per diluted share, compared to net earnings of $35.6 million, or $0.61 per basic share and $0.60 per diluted share, in the year-earlier period. Higher net earnings for the second quarter and first six months of 2005 reflect the favorable impact from higher net sales and operating earnings resulting from the factors discussed previously.

Segment Results
      We evaluate our business segments primarily on the basis of segment earnings. Segment earnings are defined as earnings from continuing operations before interest, taxes, asset impairments, restructuring charges and certain other charges.
      Our segment earnings are significantly influenced by the operating performance of our Electrical segment. This segment accounts for over three-fourths of our consolidated net sales and a majority of our consolidated segment earnings during each of the periods presented.
Net Sales

	Quarter Ended				Six Months Ended

	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004

	In	% of Net	In	% of Net	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$342,051	81.8	$311,010	84.3	$658,927	81.3	$608,699	84.3
Steel Structures	45,629	10.9	29,951	8.1	90,271	11.2	56,081	7.8
HVAC	30,410	7.3	28,012	7.6	61,078	7.5	57,181	7.9

	$418,090	100.0	$368,973	100.0	$810,276	100.0	$721,961	100.0

Segment Earnings

	Quarter Ended				Six Months Ended

	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004

	In	% of Net	In	% of Net	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$37,368	10.9	$32,514	10.5	$70,407	10.7	$56,681	9.3
Steel Structures	7,192	15.8	2,571	8.6	12,507	13.8	3,181	5.7
HVAC	2,190	7.2	1,091	3.9	5,841	9.6	3,663	6.4

	$46,750	11.2	$36,176	9.8	$88,755	11.0	$63,525	8.8

Electrical Segment
      Second quarter 2005 net sales in the Electrical segment were up $31.0 million, or 10.0%, on a year-over-year basis. Favorable foreign currency exchange accounted for approximately $8 million of the increase. For the first six months of 2005, net sales for the Electrical segment were up $50.2 million, or 8.3%, on a year-over-year basis. Foreign currency exchange accounted for approximately $13 million of the increase. Price realization to offset higher material costs and higher sales volume from modest improvements in utility and industrial markets contributed significantly to the sales growth.
      Electrical segment earnings of $37.4 million in the second quarter of 2005 and $70.4 million for the first six months of 2005 were significantly higher compared to $32.5 million in the second quarter and $56.7 million for the first six months of the prior year. Higher sales and increased productivity contributed to the growth in segment earnings.

Other Segments
      Second quarter 2005 net sales in our Steel Structures segment were up $15.7 million, or 52.3% on a year-over-year basis. For the first six months of 2005, net sales for the Steel Structures segment were up $34.2 million, or 61.0%, on a year-over-year basis. The sales increase reflects higher levels of capital investment by U.S. electrical utilities to expand or upgrade regional transmission grids. Additionally, net sales benefited in the second quarter 2005 by $5 million and for the first six months of 2005 by $10 million from the January 2005 acquisition of Southern Monopole and Utilities Company. Segment earnings of $7.2 million in the second quarter of 2005 and $12.5 million for the first six months of 2005 were significantly higher compared to $2.6 million in the second quarter and $3.2 million for the first six months of the prior year due primarily to the higher sales.
      Second quarter 2005 net sales in the HVAC segment were up $2.4 million or 8.6% on a year-over-year basis. For the first six months of 2005, net sales for the HVAC segment were up $3.9 million, or 6.8%, on a year-over-year basis. Segment earnings of $2.2 million in the second quarter and $5.8 million for the first six months of 2005 were also higher compared to $1.1 million in the second quarter and $3.7 million for the first six months of the prior year. The earnings increase reflects continued cost reductions and on-going efficiency improvements.

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

•	Revenue Recognition: We recognize revenue when finished products are shipped to unaffiliated customers and both title and risks of ownership are transferred. Sales discounts, quantity and price rebates, and allowances are estimated based on contractual commitments and experience and recorded in the period as a reduction of revenue in which the sale is recognized. Quantity rebates are in the form of volume incentive discount plans, which include specific sales volume targets or year-over-year sales volume growth targets for specific customers. Certain distributors can take advantage of price rebates by subsequently reselling the Corporation’s products into targeted construction projects or markets. Following a distributor’s sale of an eligible product, the distributor submits a claim for a price rebate. The Corporation provides additional allowances for bad debts when circumstances dictate. A number of distributors, primarily in the Electrical segment, have the right to return goods under certain circumstances and those returns, which are reasonably estimable, are accrued as a reduction of revenue at the time of shipment. Management analyzes historical returns and allowances, current economic trends and specific customer circumstances when evaluating the adequacy of accounts receivable related reserves and accruals.

•	Inventory Valuation: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. To ensure inventories are carried at the lower of cost or market, the Corporation periodically evaluates the carrying value of its inventories. The Corporation also periodically performs an evaluation of inventory for excess and obsolete items. Such evaluations are based on management’s judgment and use of estimates. Such estimates incorporate inventory quantities on-hand, aging of the inventory, sales forecasts for particular product groupings, planned dispositions of product lines and overall industry trends.

•	Goodwill and Other Intangible Assets: We follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires a transitional and annual test of goodwill and indefinite lived assets associated with reporting units for indications of impairment. The Corporation performs its annual impairment assessment in the fourth quarter of each year, unless circumstances dictate more frequent assessments. Under the provisions of SFAS No. 142, each test of goodwill requires the Corporation to determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Corporation must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

•	Long-Lived Assets: We follow the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. For purposes of recognizing and measuring impairment of long-lived assets, the Corporation evaluates assets for associated product groups. The Corporation reviews long-lived assets to be held-and-used for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of the primary asset in the associated product groups is less than the carrying amount of the assets, the assets are considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, the Corporation estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

•	Income Taxes: We use the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provides a valuation allowance based on a more-likely-than-not criteria. The Corporation has valuation allowances for deferred tax assets primarily associated with operating loss carryforwards, tax credit carryforwards and deferred state income tax assets. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income, based on enacted tax law in effect as of June 30, 2005, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, which involve estimates and uncertainties, in making this assessment. Tax planning strategies include primarily sales of non-core assets. Projected future taxable income is based on management’s forecast of the operating results of the Corporation. Management periodically reviews such forecasts in comparison with actual results and expected trends.

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
Liquidity and Capital Resources
      We had cash and cash equivalents of $369.8 million at June 30, 2005 and $336.1 million at December 31, 2004.

      The following table reflects the primary category totals in our Consolidated Statements of Cash Flows.

	Six Months Ended

	June 30,	June 30,
	2005	2004
(In thousands)
Net cash provided by (used in) operating activities	$53,115	$16,743
Net cash provided by (used in) investing activities	(34,160)	(11,056)
Net cash provided by (used in) financing activities	17,571	(123,101)
Effect of exchange-rate changes on cash	(2,802)	(2,485)

Net increase (decrease) in cash and cash equivalents	$33,724	$(119,899)

Operating Activities
      Cash provided by operating activities during the first six months of 2005 of $53.1 million improved by $36.4 million compared with cash provided by operating activities of $16.7 million during the first six months of 2004. This improvement reflects stronger net earnings and sound inventory management during the first six months of 2005.
      Contributions to the Corporation’s qualified pension plans during the first six months of 2005 have been minimal, compared with contributions of $5 million during the same period in the prior year. Payments associated with the Corporation’s non-qualified pension plans during the first six months of 2005 have been minimal, compared with payments of $4 million to fund withdrawals during the same period in the prior year.

Investing Activities
      In January 2005, the Corporation purchased the net operating assets of Southern Monopole and Utilities Company for approximately $16 million. Southern Monopole manufactures steel poles used for electrical transmission and substations, cellular communications and lighting.
      Capital expenditures during the first six months of 2005 totaled $18.2 million compared to $11.0 million during the first six months of 2004. We expect capital expenditures to be approximately $35 million for the full year 2005, reflecting investment in our manufacturing facilities to enhance efficiencies, introduce new products, and lower costs.

Financing Activities
      Cash provided by financing activities during the first six months of 2005 reflects cash provided by stock options exercised of $18.6 million compared to $6.2 million during the first six months of 2004. Cash used in financing activities during the first six months of 2005 also reflects debt repayments of $1.0 million compared to $129.3 million during the first six months of 2004. In January 2004, $125 million of senior unsecured notes payable were paid upon maturity from available cash resources.

$200 million Credit Agreement
      In June 2005, we amended our $175 million committed revolving credit facility with a bank group to increase the borrowing capacity to $200 million. The amendment also removed collateral requirements and extended the June 2006 maturity date to June 2010. The credit agreement contains customary covenants which could restrict the payment of dividends, investments, liens, and dispositions of assets if the Corporation fails to maintain its financial covenants and certain minimum levels of total availability under the facility. The amended facility will allow the Corporation more financial flexibility with regard to making acquisitions and adding additional or repaying existing debt. We have the option, at the time of drawing funds under the facility, of selecting an interest rate based on a number of benchmarks including the London Interbank Offered Rate (LIBOR), the federal funds rate, or the prime rate of the agent bank. The $200 million credit facility contains the following financial covenants:
      Fixed Charge Coverage Ratio. The Corporation must maintain a ratio, as defined in the agreement, of no less than 2.50 to 1.00 as of the end of any fiscal quarter through March 31, 2006; 2.75 to 1.00 as of the end of any fiscal quarter ending June 30, 2006 through December 31, 2006; and 3.00 to 1.00 as of the end of any fiscal quarter ending March 31, 2007 and thereafter.
      Leverage Ratio. The Corporation must maintain a ratio, as defined in the agreement, of no greater than 4.00 to 1.00 as of the end of any fiscal quarter through December 31, 2006; and 3.75 to 1.00 as of the end of any fiscal quarter ending March 31, 2007 and thereafter.
      At times, we provide letters of credit that may be drawn in the event we fail to perform under contracts entered into in the normal course of our business activities. These performance related letters of credit totaled $0.4 million at June 30, 2005. The remaining letters of credit relate to third-party insurance claims processing, existing debt obligations and certain tax incentive programs. At June 30, 2005, outstanding letters of credit, or similar financial instruments that reduce the amount available under the $200 million credit facility totaled $37.9 million.

Other Credit Facilities
      In June 2005, we terminated our previous CAD$45 million (approximately US $36 million) committed revolving credit facility with a Canadian bank
      We have a EUR10 million committed revolving credit facility with a European bank that has an indefinite maturity. This facility is secured by inventory and receivables located in Europe. Availability under this facility is EUR10 million (approximately US $12 million) as of June 30, 2005. This credit facility contains standard covenants similar to those contained in the $200 million credit agreement and standard events of default such as covenant default and cross-default.

Compliance and Availability
      We are in compliance with all covenants or other requirements set forth in our credit facilities.
      As of June 30, 2005, the aggregate availability of funds under our credit facilities was approximately $174 million, after deducting outstanding letters of credit.

Credit Ratings
      As of June 30, 2005, we had a senior unsecured debt rating from Standard & Poor’s of BBB-, an investment grade credit rating. Moody’s Investor Service (“Moody’s”) assigned us a non-investment grade credit rating of Ba1. In November 2004, Moody’s revised our rating outlook upward to positive from stable. In July 2005, Moody’s placed Thomas & Betts under review for possible upgrade. If both Moody’s and Standard & Poor’s rate us as an investment grade credit for a continuous period of at least 30 days, certain of the covenants on one of our indentures will terminate.
      Should our credit ratings drop, repayment under our credit facilities and securities will not be accelerated; however, our credit costs may increase and access to capital markets may be more limited. Similarly, if our credit rating increases, we may have a decrease in our credit costs and access to broader capital markets.

Off-Balance Sheet Arrangements
      As of June 30, 2005, we did not have any off-balance sheet arrangements.

Debt Securities
      Thomas & Betts had the following senior unsecured debt securities outstanding as of June 30, 2005:

	Face	Interest
Issue Date	Amount	Rate		Interest Payable	Maturity Date

January 1996	$150 million	6.50%		January 15 and July 15	January 2006
May 1998	$115 million	6.63%		May 1 and November 1	May 2008
February 1999	$150 million	6.39%		March 1 and September 1	February 2009
May 2003	$125 million	7.25	%(a)	June 1 and December 1	June 2013

(a)	We have entered into an interest rate swap associated with only a portion of this underlying debt instrument. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
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
      In December 2004, the FASB issued Staff Position FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. According to this Staff Position, companies that qualify for the recent tax law’s deduction for domestic production activities must account for it as a special deduction under FASB Statement No. 109 and reduce their tax expense in the period or periods the amounts are deductible on the tax return. As indicated in Note 7 Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, the Corporation has significant U.S. federal net operating loss carryforwards. Until these losses are fully utilized, the Corporation will not be able to claim a tax deduction on qualified production activities.
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
      For the period ended June 30, 2005, we did not experience any material changes in market risk that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, except for interest rate risk discussed below.
Interest Rate Risk
      We are exposed to the impact of interest rate changes and use a combination of fixed and floating rate debt to manage this exposure. We use interest rate swaps, at certain times, to manage the impact of benchmark interest rate changes on the market value of our borrowings and to lower our overall borrowing costs.
      As of December 31, 2004, we had interest rate swap agreements totaling a notional amount of $165.3 million with portions maturing in 2008, 2009, and 2013. In June 2005, we terminated interest rate swap agreements totaling a notional amount of $84.0 million relating to the debt securities maturing in 2008 and 2009. The approximate $0.5 million we paid to terminate our previous position will increase the future effective interest rate of the underlying debt instruments. Prior to June 2005, our fixed-to-floating ratio was approximately 70%/30%. After terminating our 2008 and 2009 interest swap agreements, our fixed-to-floating ratio as of June 30, 2005 was approximately 85%/15%.
      As of June 30, 2005, we had one remaining interest rate swap agreement with a notional amount of $81.3 million, maturing June 1, 2013. Under this interest rate swap agreement, we received a fixed rate of 7.25% and paid weighted average variable rates of 6.62% during the second quarter 2005 and 6.41% during the first six months of 2005.

Item 4.	Controls and Procedures
      As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and senior management, including Dominic J. Pileggi, Chief Executive Officer, and Kenneth W. Fluke, Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective at June 30, 2005.
      We had no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2005.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      See Note 11, “Contingencies,” in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders
      The matters which were voted upon at the Registrant’s Annual Meeting of Shareholders held May 5, 2004, and the results of the voting are set forth below.

1.	Nominees for Director	For	Withheld

	Ernest H. Drew	48,110,323	6,635,327
	T. Kevin Dunnigan	53,055,055	1,590,595
	Jeananne K. Hauswald	53,340,337	1,305,313
	Dean Jernigan	53,935,791	709,859
	Ronald B. Kalich, Sr.	53,937,345	708,305
	Kenneth R. Masterson	53,935,891	709,759
	Dominic J. Pileggi	53,320,860	1,324,790
	Jean-Paul Richard	53,935,379	710,271
	David D. Stevens	53,888,192	757,458
	William H. Waltrip	53,285,987	1,359,663
      2. For the proposal to ratify the appointment of KPMG LLP as the independent registered public accounting firm, received:

For	53,602,274
Against	990,466
Abstentions	52,910
Broker non-votes	0

Item 5.	Other Information
      None.

Item 6.	Exhibits
      The Exhibit Index that follows the signature page of this Report is incorporated herein by reference.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Thomas & Betts Corporation
(Registrant)

By:	/s/ Kenneth W. Fluke

Kenneth W. Fluke
Senior Vice President and
Chief Financial Officer
(principal financial officer)
Date: August 5, 2005

EXHIBIT INDEX

3.1	Amended and Restated Charter of Thomas & Betts Corporation (Filed as Exhibit 3.1 to the Corporation’s 1999 Annual Report on Form 10-K and incorporated herein by reference.)
3.2	Amended and Restated Bylaws of Thomas & Betts Corporation (Filed as Exhibit 3.2 to the Corporation’s 2003 Annual Report on Form 10-K and incorporated herein by reference.)
4.1	Indenture dated as of January 15, 1992, between Thomas & Betts Corporation and First Trust of New York, as Trustee (Filed as Exhibit 4(a) to the Corporation’s 1991 Annual Report on Form 10-K and incorporated herein by reference.)
4.2	Third Supplemental Indenture dated May 7, 1998, between Thomas & Betts Corporation and The Chase Manhattan Bank, as Trustee (Filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated May 4, 1998, and incorporated herein by reference.)
4.3	Indenture dated as of August 1, 1998, between Thomas & Betts Corporation and The Bank of New York, as Trustee (Filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated February 3, 1999, and incorporated herein by reference.)
4.4	Supplemental Indenture No. 1 dated February 10, 1999, between Thomas & Betts Corporation and The Bank of New York, as Trustee (Filed as Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated February 3, 1999, and incorporated herein by reference.)
4.5	Supplemental Indenture No. 2 dated May 27, 2003, between Thomas & Betts Corporation and The Bank of New York, as Trustee (Filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated May 27, 2003, and incorporated herein by reference.)
10.1	Settlement Agreement and Release dated February 21, 2002, between Tyco Group S.A.R.L. and Thomas & Betts Corporation (Filed as Exhibit 10.14 to the Corporation’s 2001 Annual Report on Form 10-K and incorporated herein by reference.)
10.2	Amended and Restated Credit Agreement dated as of June 14, 2005 among Thomas & Betts Corporation, as Borrower, The Guarantors Party Thereto, The Financial Institutions Party Thereto, Bank of America, N.A., Suntrust Bank and Regions Bank, as Co-Syndication Agents, LaSalle Bank, N.A., as Documentation Agent and Wachovia Bank, National Association, as Administrative Agent, Swing Bank and Issuing Bank (Filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated June 14, 2005, and incorporated herein by reference.)
10.3	Thomas & Betts Corporation 1993 Management Stock Ownership Plan, as amended through June 5, 2001, and Forms of Grant Agreement (Filed as Exhibit 10.3 to the Corporation’s second quarter 2001 Quarterly Report on Form 10-Q and incorporated herein by reference.)
10.4	Pension Restoration Plan as amended, effective December 31, 2000 (Filed as Exhibit 10.1 to the Corporation’s third quarter 2001 Quarterly Report on Form 10-Q and incorporated herein by reference.)
10.5	Retirement Plan for Non-employee Directors dated September 6, 1989, as amended December 3, 1997 (Filed as Exhibit 10.9 to the Corporation’s 1997 Annual Report on Form 10-K and incorporated herein by reference.)
10.6	Deferred Fee Plan for Non-employee Directors as amended and restated effective May 6, 1998 (Filed as Exhibit 10.11 to the Corporation’s 1998 Annual Report on Form 10-K and incorporated herein by reference.)

10.7		Supplemental Executive Investment Plan (Filed as Exhibit 10.1 to the Corporation’s second quarter 2004 Quarterly Report on Form 10-Q and incorporated herein by reference.)
10.8		Restricted Stock Plan for Non-employee Directors as amended March 7, 2003 (Filed as Exhibit 10.7 to the Corporation’s 2003 Annual Report on Form 10-K and incorporated herein by reference.)
10.9		Non-employee Directors Stock Option Plan and Form of Stock Option Agreement, as amended March 9, 2001 (Filed as Exhibit 10.18 to the Corporation’s 2000 Annual Report on Form 10-K and incorporated herein by reference.)
10.1	0	Thomas & Betts Corporation 2001 Stock Incentive Plan (Filed as Exhibit 10.1 to the Corporation’s Registration Statement on Form S-8, No. 333-60074, filed May 2, 2001, and incorporated herein by reference.)
10.1	1	Form of Termination Protection Agreement (Filed as Exhibit 10.11 to the Corporation’s 2003 Annual Report on Form 10-K and incorporated herein by reference.)
10.1	2	Form of Termination Protection Agreement (Filed as Exhibit 10.12 to the Corporation’s 2003 Annual Report on Form 10-K and incorporated herein by reference.)
10.1	3	Retirement Agreement of T. Kevin Dunnigan dated December 2, 2003 (Filed as Exhibit 10 to the Corporation’s Current Report on Form 8-K dated December 4, 2003, and incorporated herein by reference.)
10.1	4	Letter Agreement amending the Retirement Agreement of T. Kevin Dunnigan (Filed as Exhibit 10.2 to the Corporation’s third quarter 2004 Quarterly Report on Form 10-Q and incorporated herein by reference.)
10.1	5	Nonemployee Directors Equity Compensation Plan (Filed as Exhibit 10.19 to the Corporation’s 2003 Annual Report on Form 10-K and incorporated herein by reference.)
10.1	6	Form of Non-Qualified Stock Option Agreement (Filed as Exhibit 10 to the Corporation’s Current Report on Form 8-K dated August 31, 2004, and incorporated herein by reference.)
10.1	7	Equity Compensation Plan (Filed as Exhibit 10.20 to the Corporation’s 2003 Annual Report on Form 10-K and incorporated herein by reference.)
10.1	8	Form of Restricted Stock Agreement (Filed as Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference.)
10.1	9	Form of Executive Incentive Stock Option Agreement (Filed as Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference.)
10.2	0	Form of Executive Nonqualified Stock Option Agreement (Filed as Exhibit 10.4 to the Corporation’s Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference.)
10.2	1	Management Incentive Plan (Filed as Exhibit 10.13 to the Corporation’s 2003 Annual Report on Form 10-K and incorporated herein by reference.)
10.2	2	Form of Thomas & Betts Corporation Indemnification Agreement (Filed as Exhibit 10.3 to the Corporation’s third quarter 2004 Quarterly Report on Form 10-Q and incorporated herein by reference.)
10.2	3	Health Benefits Continuation Agreement dated February 2, 2005 (Filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference.)
10.2	4	Executive Retirement Plan, as amended February 4, 2004 (Filed as Exhibit 10.13 to the Corporation’s 2003 Annual Report on Form 10-K and incorporated herein by reference.)

10.2	5	Appendix A to Executive Retirement Plan, as amended June 1, 2005. (Filed as Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated June 1, 2005, and incorporated herein by reference.)
10.2	6	Termination Protection Agreement between Thomas & Betts Corporation and Stanley P. Locke dated June 1, 2005. (Filed as Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated June 1, 2005, and incorporated herein by reference.)
10.2	7	Separation Benefit Agreement and General Release between the Corporation and Connie C. Muscarella dated June 14, 2005. (Filed as Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated June 14, 2005, and incorporated herein by reference.)
10.2	8	Form of Restricted Stock Agreement Pursuant to Thomas & Betts Corporation Nonemployee Directors Equity Compensation Plan.
12		Statement re Computation of Ratio of Earnings to Fixed Charges.
31.1		Certification of Principal Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a).
31.2		Certification of Principal Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a).
32		Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.