Form 10-Q
period 2005-09-30
THOMAS & BETTS CORP
filed 2005-11-07
CIK 97854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

For the quarterly period ended September 30, 2005
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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐           No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Title of Each Class	at October 31, 2005

Common Stock, $.10 par value	60,871,201

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
THOMAS & BETTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Net sales	$442,071	$394,211	$1,252,347	$1,116,172
Cost of sales	307,558	284,237	886,770	799,245

Gross profit	134,513	109,974	365,577	316,927
Selling, general and administrative	77,754	68,663	220,732	213,311

Earnings from operations	56,759	41,311	144,845	103,616
Income from unconsolidated companies	300	632	969	1,852
Interest expense, net	(6,296)	(8,162)	(20,324)	(23,260)
Other (expense) income, net	(1,695)	995	(3,500)	(97)
Gain on sale of equity interest	—	12,978	—	12,978

Earnings before income taxes	49,068	47,754	121,990	95,089
Income tax provision	14,230	14,326	34,351	26,080

Net earnings	$34,838	$33,428	$87,639	$69,009

Earnings per share:
Basic	$0.58	$0.57	$1.46	$1.18

Diluted	$0.57	$0.56	$1.44	$1.17

Average shares outstanding:
Basic	60,330	58,724	59,848	58,513
Diluted	61,256	59,468	60,799	59,128
The accompanying Notes are an integral part of these Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2005	2004

ASSETS
Current Assets
Cash and cash equivalents	$434,929	$336,059
Marketable securities	702	1,658
Receivables, net	230,185	172,745
Inventories:
Finished goods	85,609	106,402
Work-in-process	31,779	28,947
Raw materials	85,295	71,809

Total inventories	202,683	207,158

Deferred income taxes	45,498	46,874
Prepaid expenses	10,335	14,401

Total Current Assets	924,332	778,895

Property, plant and equipment:
Land	15,458	15,261
Buildings	177,635	171,683
Machinery and equipment	613,212	608,482
Construction-in-progress	16,682	10,219

	822,987	805,645
Less accumulated depreciation	(550,463)	(529,501)

Net property, plant and equipment	272,524	276,144

Goodwill	460,671	463,264
Investments in unconsolidated companies	115,234	114,922
Deferred income taxes	31,030	33,481
Other assets	87,597	89,046

Total Assets	$1,891,388	$1,755,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$152,737	$2,830
Accounts payable	138,235	120,336
Accrued liabilities	101,700	100,692
Income taxes payable	12,343	14,551

Total Current Liabilities	405,015	238,409

Long-Term Liabilities
Long-term debt	388,210	543,085
Other long-term liabilities	81,103	72,539
Contingencies (Note 11)	—	—
Shareholders’ Equity
Common stock	6,075	5,935
Additional paid-in capital	402,521	366,811
Retained earnings	617,882	530,243
Unearned compensation-restricted stock	(2,520)	(1,811)
Accumulated other comprehensive income (loss)	(6,898)	541

Total Shareholders’ Equity	1,017,060	901,719

Total Liabilities and Shareholders’ Equity	$1,891,388	$1,755,752

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	September 30,	September 30,
	2005	2004

Cash Flows from Operating Activities:
Net earnings	$87,639	$69,009
Adjustments:
Depreciation and amortization	38,464	41,698
Undistributed earnings from unconsolidated companies	(969)	(1,852)
Mark-to-market adjustment for derivative instruments	(1,104)	(436)
(Gain) loss on sale of property, plant and equipment	1,792	(645)
Gain on sale of equity interest	—	(12,978)
Deferred income taxes	10,237	11,307
Changes in operating assets and liabilities, net:
Receivables	(59,401)	(51,547)
Inventories	7,417	(25,018)
Accounts payable	17,825	24,311
Accrued liabilities	(237)	2,206
Pension and post-retirement plans	11,203	(2,206)
Other	3,604	5,173

Net cash provided by (used in) operating activities	116,470	59,022

Cash Flows from Investing Activities:
Purchases of businesses	(16,526)	—
Purchases of property, plant and equipment	(26,355)	(15,604)
Proceeds from sale of property, plant and equipment	493	4,941
Proceeds from sale of equity interest	—	20,929
Marketable securities acquired	—	(523)
Proceeds from matured marketable securities	928	446

Net cash provided by (used in) investing activities	(41,460)	10,189

Cash Flows from Financing Activities:
Repayment of long-term debt and other borrowings	(5,138)	(130,791)
Stock options exercised	27,139	7,069

Net cash provided by (used in) financing activities	22,001	(123,722)

Effect of exchange-rate changes on cash	1,859	1,652

Net increase (decrease) in cash and cash equivalents	98,870	(52,859)
Cash and cash equivalents, beginning of period	336,059	387,425

Cash and cash equivalents, end of period	$434,929	$334,566

Cash payments for interest	$29,222	$35,088
Cash payments for income taxes	$27,456	$10,528
The accompanying Notes are an integral part of these Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation
      In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary for the fair presentation of the Corporation’s financial position as of September 30, 2005, and December 31, 2004, and the results of operations and cash flows for the periods ended September 30, 2005 and 2004.
      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The results of operations for the periods ended September 30, 2005 and 2004, are not necessarily indicative of the operating results for the full year.
      Certain reclassifications have been made to prior periods to conform to the current year presentation.

2.	Basic and Diluted Earnings Per Share
      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Quarter Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

(In thousands, except per share data)
Net earnings	$34,838	$33,428	$87,639	$69,009

Basic shares:
Average shares outstanding	60,330	58,724	59,848	58,513

Basic earnings per share	$0.58	$0.57	$1.46	$1.18

Diluted shares:
Average shares outstanding	60,330	58,724	59,848	58,513
Additional shares from the assumed exercise of stock options and vesting of restricted stock	926	744	951	615

	61,256	59,468	60,799	59,128

Diluted earnings per share	$0.57	$0.56	$1.44	$1.17

      Out-of-the-money options for the purchase of shares of Common Stock that were excluded because of their anti-dilutive effect totaled 1.0 million for the third quarter of 2005 and 1.8 million for the third quarter of 2004. Out-of-the money options for the purchase of shares of Common Stock that were excluded because of their anti-dilutive effect totaled 1.0 million for the first nine months of 2005 and 1.8 million for the first nine months of 2004.

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

	Quarter Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

(In thousands, except per share data)
Net earnings, as reported	$34,838	$33,428	$87,639	$69,009
Deduct total incremental stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effects(a)	(895)	(871)	(2,784)	(3,283)

Pro forma net earnings	$33,943	$32,557	$84,855	$65,726

Earnings per share:
Basic — as reported	$0.58	$0.57	$1.46	$1.18

Basic — pro forma	$0.56	$0.55	$1.42	$1.12

Diluted — as reported	$0.57	$0.56	$1.44	$1.17

Diluted — pro forma	$0.55	$0.55	$1.40	$1.12

(a)	Does not include restricted stock expense that is already reported in net earnings.
      A valuation using the fair-value-based accounting method has been made for applicable stock options granted as of September 30, 2005 and 2004. That valuation was performed using the Black-Scholes option-pricing model.

4.	Income Taxes
      The Corporation’s income tax provision for the third quarter 2005 was $14.2 million, or an effective rate of 29.0% of pre-tax income, compared to a tax provision in the third quarter 2004 of $14.3 million, or an effective rate of 30.0% of pre-tax income.
      The Corporation’s income tax provision for the first nine months of 2005 was $34.4 million or an effective rate of 28.2% compared to a tax provision in the first nine months of 2004 of $26.1 million, or an effective rate of 27.4% of pre-tax income. The first nine months of 2005 and 2004 included tax benefits from the favorable completion of tax audits. The tax benefits in 2005 and 2004 were $0.9 million and $1.5 million, respectively.
      Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Management believes that it is more-likely-than-not that future taxable income and tax planning strategies, based on tax laws in effect as of September 30, 2005, will be sufficient to realize the recorded deferred tax assets, net of the existing valuation allowance at September 30, 2005. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management has identified certain tax planning strategies that it could utilize to avoid the loss carryforwards expiring prior to their realization. These tax planning strategies include primarily sales of non-core assets. Projected future taxable income is based on management’s forecast of the operating results of the Corporation, and there can be no assurance that such results will be achieved. Management periodically reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize the net deferred tax assets, the Corporation will increase the valuation allowance by a charge to income tax expense in the period of such determination. Additionally, if events occur in subsequent periods which indicate that a previously recorded valuation allowance is no longer needed, the Corporation will decrease the valuation allowance by providing an income tax benefit in the period of such determination.

5.	Comprehensive Income
      Total comprehensive income and its components are as follows:

	Quarter Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

(In thousands)
Net income	$34,838	$33,428	$87,639	$69,009
Foreign currency translation adjustments	7,432	11,788	(7,419)	5,693
Unrealized gains (losses) on securities	(5)	(8)	(20)	(33)

Comprehensive income	$42,265	$45,208	$80,200	$74,669

6.	Derivative Instruments
      The Corporation is exposed to market risk from changes in raw material prices, foreign-exchange rates, and interest rates. At times, the Corporation may enter into various derivative instruments to manage certain of those risks. The Corporation does not enter into derivative instruments for speculative or trading purposes.

Commodities Futures Contracts
      The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, zinc, copper, resins and rubber compounds. At times, some of the risk associated with usage of copper, zinc and aluminum is mitigated

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
through the use of futures contracts that fix the price the Corporation will pay for a commodity. Commodities futures contracts utilized by the Corporation have not previously been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. Mark-to-market gains and losses for commodities futures, if any, are recorded in cost of sales. As of September 30, 2005, the Corporation had outstanding commodities futures contracts with a notional amount of $13.2 million and a market value of $2.9 million. As of December 31, 2004, the Corporation had outstanding commodities futures contracts with a notional amount of $16.6 million and a market value of $1.8 million. Cost of sales reflects a gain of $2.6 million for the quarter ended September 30, 2005 and a gain of $0.6 million for the quarter ended September 30, 2004 related to the mark-to-market adjustments for commodities futures contracts. Cost of sales reflects a gain of $1.1 million for the nine months ended September 30, 2005 and a gain of $0.4 million for the nine months ended September 30, 2004 related to the mark-to-market adjustments for commodities futures contracts.

Forward Foreign Exchange Contracts
      From time to time, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of foreign currencies (principally European currencies). Forward foreign exchange contracts utilized by the Corporation have not previously been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. Mark-to-market gains and losses for forward foreign exchange contracts, if any, are recorded in other (expense) income, net. As of September 30, 2005, the Corporation had outstanding forward sale contracts with a notional amount of $21.2 million related to European currencies. As of December 31, 2004, the Corporation had no outstanding forward sale contracts. The Corporation had no mark-to-market adjustments for forward foreign exchange contracts for the quarters and nine months ended September 30, 2005 and September 30, 2004.

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
      In June 2005, the Corporation terminated interest rate swap agreements totaling a notional amount of $84.0 million relating to the debt securities maturing in 2008 and 2009. The approximate $0.5 million paid by the Corporation from terminating its previous position will increase the future effective interest rate of the underlying debt instruments. As of September 30, 2005, the Corporation had remaining interest rate swap agreements with a notional amount of $81.3 million, maturing June 2013.
      At September 30, 2005, the net out-of-the-money fair value of the interest rate swaps was $4.4 million, classified in other long-term liabilities, with an off-setting $4.4 million decrease in the book value of the debt hedged. At December 31, 2004, the net out-of-the-money fair value

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
of the interest rate swaps was $4.0 million, classified in other long-term liabilities, with an offsetting $4.0 million decrease in the book value of the debt hedged. Interest expense, net reflects a minimal benefit associated with these interest rate swap agreements for the quarter ended September 30, 2005 and a benefit of $1.1 million for the quarter ended September 30, 2004. Interest expense, net reflects a benefit associated with interest rate swap agreements of $0.5 million for the nine months ended September 30, 2005 and $4.3 million for the nine months ended September 30, 2004.

7.	Debt
      The Corporation’s long-term debt at September 30, 2005, and December 31, 2004, was:

	September 30,	December 31,
	2005	2004

(In thousands)
Unsecured notes
6.50% Notes due 2006	$150,271	$150,980
7.25% Notes due 2013(a)	120,628	121,303
Unsecured medium-term notes
6.63% Medium-term notes due 2008(a)	114,652	114,787
6.39% Medium-term notes due 2009(a)	149,822	149,919
Industrial revenue bonds(b)	1,530	4,880
Other, including capital leases	4,044	4,046

Long-term debt (including current maturities)	540,947	545,915
Less current portion	152,737	2,830

Long-term debt	$388,210	$543,085

(a)	See Note 6 regarding interest rate swap agreements.

(b)	In September 2005, the Corporation paid off a $3.4 million industrial revenue bond due in 2008 with available cash. The remaining $1.5 million matures in 2005.
      In June 2005, the Corporation amended its $175 million committed revolving credit facility with a bank group to increase the borrowing capacity to $200 million and to remove collateral requirements. The amendment also extended the previous June 2006 maturity date to June 2010. The Corporation pays an annual commitment fee of 20.0 basis points to maintain this facility. The credit agreement contains customary covenants which could restrict the payment of dividends, investments, liens, certain types of additional debt and dispositions of assets if the Corporation fails to maintain its financial covenants and certain minimum levels of total availability under the facility.
      Outstanding letters of credit, which reduced availability under the credit facility, amounted to $37.3 million at September 30, 2005. Letters of credit relate primarily to third-party insurance claims processing, existing debt obligations and certain tax incentive programs.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      Also in June 2005, the Corporation terminated its previous CAD$45 million (approximately US $36 million) committed revolving credit facility with a Canadian bank.
      The Corporation has a EUR10 million (approximately US $12 million) unsecured committed revolving credit facility with a European bank. The Corporation pays an annual unused commitment fee of 25.0 basis points on the undrawn balance to maintain this facility. This facility has an indefinite maturity and no borrowings were outstanding as of September 30, 2005.
      As of September 30, 2005, the Corporation’s aggregate availability of funds under its credit facilities is approximately $175 million, after deducting outstanding letters of credit. The Corporation has the option, at the time of drawing funds under any of the credit facilities, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank.

8.	Acquisitions and Divestitures
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
      In September 2004, the Corporation sold its 49.9% interest in Euromold NV for $20.9 million in cash and recognized a pre-tax gain of approximately $13 million. Prior to the sale, the Corporation had recognized net earnings from this equity interest of $1.3 million during the nine months ended 2004.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

9.	Pension and Post-Retirement Benefits
      Net periodic cost for the Corporation’s defined benefit pension plans and for post-retirement health-care and life insurance benefits included the following components:

	Quarter Ended

	Pension Benefits		Post-Retirement Benefits

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

(In thousands)
Service cost — benefits earned during the period	$2,464	$2,584	$16	$4
Interest cost on projected benefit obligation	4,928	4,985	245	247
Expected return on plan assets	(5,891)	(4,681)	—	—
Net amortization of unrecognized:
Transition obligation (asset)	(3)	(2)	192	192
Prior service cost (gain)	221	319	(56)	(58)
Plan net loss (gain)	1,327	969	54	(7)
Curtailment and settlement losses	—	191	—	—

Net periodic pension cost	$3,046	$4,365	$451	$378

	Nine Months Ended

	Pension Benefits		Post-Retirement Benefits

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

(In thousands)
Service cost — benefits earned during the period	$7,385	$6,938	$49	$13
Interest cost on projected benefit obligation	14,814	14,101	734	740
Expected return on plan assets	(17,763)	(13,629)	—	—
Net amortization of unrecognized:
Transition obligation (asset)	(9)	(6)	575	575
Prior service cost (gain)	752	825	(168)	(175)
Plan net loss (gain)	3,936	2,904	163	(20)
Curtailment and settlement losses	1,762	1,916	—	—

Net periodic pension cost	$10,877	$13,049	$1,353	$1,133

      Contributions to the Corporation’s qualified pension plans during the first nine months of 2005 were not significant, compared with contributions of $5 million during the same period in the prior year. The Corporation expects required contributions during the remainder of 2005 to its qualified pension plans to be minimal.
      Payments associated with the Corporation’s non-qualified pension plans during the first nine months of 2005 were not significant compared with payments of $10 million to fund withdrawals

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
during the same period in the prior year. Prior year contributions were primarily associated with the planned retirements of a chief executive officer and an executive officer.

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
      The Corporation’s reportable segments are based primarily on product lines and represent the primary mode used to assess allocation of resources and measure performance. The Corporation evaluates its business segments on the basis of segment earnings, with segment earnings defined as earnings from continuing operations before interest, taxes, asset impairments, restructuring charges and certain other charges. The Corporation has no material inter-segment sales.

	Quarter Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

(In thousands)
Net sales:
Electrical	$365,872	$323,750	$1,024,799	$932,449
Steel Structures	46,230	42,423	136,501	98,504
HVAC	29,969	28,038	91,047	85,219

Total net sales	$442,071	$394,211	$1,252,347	$1,116,172

Segment earnings:
Electrical	$46,484	$34,165	$116,891	$90,846
Steel Structures	8,252	5,910	20,759	9,091
HVAC	2,323	1,868	8,164	5,531

Total reportable segment earnings	57,059	41,943	145,814	105,468
Interest expense, net	(6,296)	(8,162)	(20,324)	(23,260)
Gain on sale of equity interest	—	12,978	—	12,978
Other (expense) income, net	(1,695)	995	(3,500)	(97)

Earnings before income taxes	$49,068	$47,754	$121,990	$95,089

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

11.	Contingencies

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
      The claims of one nearby business were resolved in 2001. The claims of the second nearby business were dismissed under summary judgment and a notice of appeal was filed. This appeal has been stayed due to the bankruptcy of Kaiser.
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

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Asbestos Cases
      The Corporation and its subsidiary, Amerace Corporation, acquired in 1995, are subject to asbestos lawsuits in Mississippi and four other states, related to either undefined and unidentified or historic products. In all cases, the Corporation is investigating these allegations. Amerace is one of hundreds of defendants and the Corporation is one of dozens of defendants in each case. No asbestos containing product of Amerace or Thomas & Betts has been identified in these cases to date. In the Amerace cases, twenty-three lawsuits have been dismissed and agreement has been reached for dismissals in fifty additional cases. Potential exposure at this time, if any, cannot be estimated. Management believes, however, that there is no merit to these claims, that damages, if any, are remote and believes that a loss is not probable in any of these cases. Insurance coverage is available in connection with these claims.
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

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      The following table provides the changes in the Corporation’s accruals for estimated product warranties:

	Quarter Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

(In thousands)
Balance at beginning of period	$1,562	$1,482	$1,588	$1,543
Liabilities accrued for warranties issued during the period	229	226	661	670
Deductions for warranty claims paid during the period	(268)	(452)	(945)	(1,250)
Changes in liability for pre-existing warranties during the period, including expirations	124	198	343	491

Balance at end of period	$1,647	$1,454	$1,647	$1,454

12.	Recently Issued Accounting Standards
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
      In December 2004, the FASB issued Staff Position FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. This Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated to a U.S. taxpayer. Given the lack of clarification of certain provisions within the Act, this Staff Position allowed companies additional time to evaluate the financial statement implications of repatriating foreign earnings. The Corporation is in the process of evaluating how much, if any, of the undistributed earnings of foreign subsidiaries should be repatriated and the financial statement and cash flow implications of any decision. The range of possible amounts that we are considering for repatriation under this provision is between zero and the maximum amount of dividends eligible for the one time deduction under the Act. The related range of income tax effects of such repatriation cannot be reasonably estimated at this time. The Corporation intends to complete its evaluation in late 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview

Introduction
      Thomas & Betts Corporation is a leading designer and manufacturer of electrical connectors and components used in industrial, commercial, communications, and utility markets. We are also a leading producer of highly engineered steel structures (used primarily for utility power lines) and commercial heating units. The Corporation has operations in approximately 20 countries around the world, with the majority of our facilities and sales located in North America and Europe.
      Quarterly earnings typically reflect the first quarter being the lowest, second and third quarters benefiting from the normal construction season in our Electrical segment, and our fourth quarter favorably impacted by the winter heating season in our HVAC business.

2005 Outlook
      We expect underlying demand for electrical products and steel transmission poles to remain strong in the coming months with our Steel Structures segment also benefiting from storm-related sales in the fourth quarter. Given this and our strong third-quarter results, we now believe that our full-year 2005 net earnings per diluted share will fall within the range of $1.95 to $2.00. The key risks facing our company during the remainder of 2005 include higher prices and volatility in commodity markets, and the potential negative impact of rising energy costs and higher interest rates on capital spending in the markets we serve.
Comparison of 2005 with 2004
Consolidated Results

	Quarter Ended

	September 30, 2005		September 30, 2004

	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales

Net sales	$442,071	100.0	$394,211	100.0
Cost of sales	307,558	69.6	284,237	72.1

Gross profit	134,513	30.4	109,974	27.9
Selling, general and administrative	77,754	17.6	68,663	17.4

Earnings from operations	56,759	12.8	41,311	10.5
Income from unconsolidated companies	300	0.1	632	0.2
Interest expense, net	(6,296)	(1.4)	(8,162)	(2.1)
Other (expense) income, net	(1,695)	(0.4)	995	0.2
Gain on sale of equity interest	—	—	12,978	3.3

Earnings before income taxes	49,068	11.1	47,754	12.1
Income tax provision	14,230	3.2	14,326	3.6

Net earnings	$34,838	7.9	$33,428	8.5

Per share earnings:
Basic	$0.58		$0.57

Diluted	$0.57		$0.56

	Nine Months Ended

	September 30, 2005		September 30, 2004

	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales

Net sales	$1,252,347	100.0	$1,116,172	100.0
Cost of sales	886,770	70.8	799,245	71.6

Gross profit	365,577	29.2	316,927	28.4
Selling, general and administrative	220,732	17.6	213,311	19.1

Earnings from operations	144,845	11.6	103,616	9.3
Income from unconsolidated companies	969	0.1	1,852	0.2
Interest expense, net	(20,324)	(1.7)	(23,260)	(2.1)
Other (expense) income, net	(3,500)	(0.3)	(97)	—
Gain on sale of equity interest	—	—	12,978	1.1

Earnings before income taxes	121,990	9.7	95,089	8.5
Income tax provision	34,351	2.7	26,080	2.3

Net earnings	$87,639	7.0	$69,009	6.2

Per share earnings:
Basic	$1.46		$1.18

Diluted	$1.44		$1.17

Overview
      Net sales increased during the third quarter and first nine months of 2005 over the prior year for the Corporation as a whole and for each of its segments. Net sales increases in both periods reflect volume increases in the Electrical and Steel Structures segments and price increases to offset higher material and energy costs. Increased sales to utilities benefited both our Electrical and Steel Structures segments, while an increase primarily in industrial and light commercial construction market demand also had a positive impact on our Electrical segment. Favorable foreign currency exchange also benefited net sales. The overall impact of storm-related sales in the third quarter of 2005 was similar to the impact of storm-related sales in the same period last year. Storm related sales in 2005 primarily benefited our Electrical segment, while storm-related sales in 2004 primarily benefited our Steel Structures segment.
      Earnings from operations for the third quarter and the first nine months of 2005 were up significantly compared to the prior-year periods reflecting higher sales and operating efficiencies.
      Net earnings for the third quarter and first nine months of 2004 included a $13.0 million pre-tax gain related to the sale of a minority interest in a European joint venture.

Net Sales and Gross Profit
      Our third quarter 2005 net sales were $442.1 million, up $47.9 million, or 12.1%, from the prior-year period. The overall impact of storm-related sales in the third quarter of 2005 was similar to the impact of storm-related sales in the same period last year. Favorable foreign currency driven primarily by a strong Canadian dollar against a weaker U.S. dollar accounted for approximately $6 million of the increase. For the first nine months of 2005, net sales were $1,252.3 million, up $136.2 million, or 12.2%, from the prior-year period. Favorable foreign currency exchange accounted for approximately $21 million of the year-to-date increase.

Higher sales volume and price increases to offset higher material and energy costs contributed significantly to the sales improvement in both the quarter and year-to-date periods.
      The Corporation’s third quarter 2005 gross margin was 30.4% of net sales, compared to 27.9% in the prior-year period. For the first nine months of 2005, gross margin was 29.2% of net sales, compared to 28.4% in the prior-year period. These improvements reflect increased sales volumes with our plants benefiting from improved absorption. We experienced higher material and energy costs in the third quarter and first nine months of 2005 compared to the same periods in the prior year. These higher costs were largely offset through increased selling prices for our products and, to a lesser extent, operating efficiencies.

Expenses
      Third quarter 2005 selling, general and administrative (“SG&A”) expense was $77.8 million or 17.6% of net sales, compared to 17.4% of net sales in the prior-year period. For the first nine months of 2005, SG&A expense was $220.7 million or 17.6% of net sales, compared to $213.3 million or 19.1% of net sales in the prior-year period. The year-to-date improvement in SG&A expense as a percent of net sales reflects our continued focus on closely managing expenses and the effect of higher sales.
      Other (expense) income, net for the third quarter 2005 was an expense of $1.7 million compared to income of $1.0 million in the prior-year period. Other (expense) income, net for the first nine months of 2005 was an expense of $3.5 million compared to income of $0.1 million in the prior-year period. Amounts in 2005 largely reflect impacts of foreign currency exchange.

Interest Expense, Net
      Interest expense, net for the third quarter 2005 was $6.3 million, down from $8.2 million in the year-earlier period primarily due to higher interest income. Interest income included in interest expense, net was $3.0 million for the third quarter 2005 and $1.1 million for the third quarter 2004. The increase in interest income primarily reflects higher average interest rates during the third quarter 2005 compared to the year-earlier period.
      Interest expense, net for the first nine months of 2005 was $20.3 million, down from $23.3 million in the prior-year period. Interest income included in interest expense, net was $7.5 million for the first nine months of 2005 compared to $2.9 million in the prior-year period. The increase in interest income reflects higher average interest rates and higher average balances of cash and cash equivalents during 2005 compared to 2004. Interest expense was $27.8 million for the first nine months of 2005 compared to $26.2 million in the prior-year period.

Gain on Sale of Equity Interest
      In September 2004, we sold a minority interest in a European joint venture for $20.9 million in cash and recognized a pre-tax gain of $13.0 million. Prior to the sale, we recognized, as income from unconsolidated companies, net earnings from this equity interest of $1.3 million during the first nine months of 2004.

Income Taxes
      The effective tax rate in the third quarter 2005 was 29.0% compared to 30.0% in the third quarter 2004. For the first nine months of 2005, the effective tax rate was 28.2% compared to 27.4% in the year-earlier period. The first nine months of 2005 and 2004 included tax benefits from the favorable completion of tax audits. The tax benefits in 2005 and 2004 were $0.9 million and $1.5 million, respectively.

Net Earnings
      Net earnings in the third quarter 2005 were $34.8 million, or $0.58 per basic share and $0.57 per diluted share, compared to net earnings of $33.4 million, or $0.57 per basic share and $0.56 per diluted share, in the third quarter 2004. Net earnings for the third quarter and first nine months of 2004 included a $13.0 million pre-tax gain related to the sale of a minority interest in a European joint venture. For the first nine months of 2005, net earnings were $87.6 million, or $1.46 per basic share and $1.44 per diluted share, compared to net earnings of $69.0 million, or $1.18 per basic share and $1.17 per diluted share, in the year-earlier period. Higher net earnings for the third quarter and first nine months of 2005 reflect the favorable impact from higher net sales and operating earnings resulting from the factors discussed previously.

Segment Results
      We evaluate our business segments primarily on the basis of segment earnings. Segment earnings are defined as earnings from continuing operations before interest, taxes, asset impairments, restructuring charges and certain other charges.
      Our segment earnings are significantly influenced by the operating performance of our Electrical segment. This segment accounts for a majority of our consolidated net sales and consolidated segment earnings during each of the periods presented.
Net Sales

	Quarter Ended				Nine Months Ended

	September 30, 2005		September 30, 2004		September 30, 2005		September 30, 2004

	In	% of Net	In	% of Net	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$365,872	82.8	$323,750	82.1	$1,024,799	81.8	$932,449	83.6
Steel Structures	46,230	10.5	42,423	10.8	136,501	10.9	98,504	8.8
HVAC	29,969	6.7	28,038	7.1	91,047	7.3	85,219	7.6

	$442,071	100.0	$394,211	100.0	$1,252,347	100.0	$1,116,172	100.0

Segment Earnings

	Quarter Ended				Nine Months Ended

	September 30, 2005		September 30, 2004		September 30, 2005		September 30, 2004

	In	% of Net	In	% of Net	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$46,484	12.7	$34,165	10.6	$116,891	11.4	$90,846	9.7
Steel Structures	8,252	17.8	5,910	13.9	20,759	15.2	9,091	9.2
HVAC	2,323	7.8	1,868	6.7	8,164	9.0	5,531	6.5

	$57,059	12.9	$41,943	10.6	$145,814	11.6	$105,468	9.4

Electrical Segment
      Third quarter 2005 net sales in the Electrical segment were up $42.1 million, or 13.0%, on a year-over-year basis. Favorable foreign currency exchange accounted for approximately $6 million of the increase. For the first nine months of 2005, net sales for the Electrical segment were up $92.4 million, or 9.9%, on a year-over-year basis. Foreign currency exchange accounted for approximately $19 million of the increase. Higher sales volume from improvements in industrial, light commercial construction, and utility markets, and price increases to offset higher material and energy costs contributed significantly to the sales improvement. Approximately $5 million of the third quarter 2005 increase in net sales from the prior year period was related to storm recovery efforts in the Gulf Coast region.
      Electrical segment earnings of $46.5 million in the third quarter of 2005 and $116.9 million for the first nine months of 2005 were significantly higher compared to $34.2 million in the third quarter and $90.8 million for the first nine months of the prior year. Higher sales volume, operating efficiencies, and our continued ability to offset higher material and energy costs through higher selling prices contributed to the improvement in segment earnings.

Other Segments
      Third quarter 2005 net sales in our Steel Structures segment were up $3.8 million, or 9.0% on a year-over-year basis. For the first nine months of 2005, net sales for the Steel Structures segment were up $38.0 million, or 38.6%, on a year-over-year basis. The sales increase reflects higher levels of capital investment by U.S. electrical utilities to expand or upgrade regional transmission grids. Net storm-related sales were not significant for this segment in the third quarter 2005 while 2004 third quarter Steel Structure segment sales included approximately a net $5 million in sales attributed to storm recovery efforts. Segment earnings of $8.3 million in the third quarter of 2005 and $20.8 million for the first nine months of 2005 were significantly higher compared to $5.9 million in the third quarter and $9.1 million for the first nine months of the prior year due primarily to the higher sales and a more favorable product mix.
      Third quarter 2005 net sales in the HVAC segment were up $1.9 million or 6.9% on a year-over-year basis. For the first nine months of 2005, net sales for the HVAC segment were up $5.8 million, or 6.8%, on a year-over-year basis. Segment earnings of $2.3 million in the third quarter and $8.2 million for the first nine months of 2005 were also higher compared to $1.9 million in the third quarter and $5.5 million for the first nine months of the prior year. The earnings increase reflects improved sales and operating efficiencies.
Liquidity and Capital Resources
      We had cash and cash equivalents of $434.9 million at September 30, 2005 and $336.1 million at December 31, 2004.
      The following table reflects the primary category totals in our Consolidated Statements of Cash Flows.

	Nine Months Ended

	September 30,	September 30,
	2005	2004
(In thousands)
Net cash provided by (used in) operating activities	$116,470	$59,022
Net cash provided by (used in) investing activities	(41,460)	10,189
Net cash provided by (used in) financing activities	22,001	(123,722)
Effect of exchange-rate changes on cash	1,859	1,652

Net increase (decrease) in cash and cash equivalents	$98,870	$(52,859)

Operating Activities
      Cash flow from operating activities during the first nine months of 2005 was $116.5 million, an improvement of $57.5 million compared with cash flow from operating activities of $59.0 million during the first nine months of 2004. This improvement primarily reflects stronger operating earnings and lower inventory levels during the first nine months of 2005.
      Contributions to the Corporation’s qualified pension plans during the first nine months of 2005 were not significant, compared with contributions of $5 million during the same period in the prior year. Current year contribution levels reflect significant contributions by the Corporation in the fourth quarter of the prior year. The Corporation expects required contributions during the remainder of 2005 to its qualified pension plans to be minimal.
      Payments associated with the Corporation’s non-qualified pension plans during the first nine months of 2005 were not significant compared with payments of $10 million to fund withdrawals during the same period in the prior year. Prior year contributions were primarily associated with the planned retirements of a chief executive officer and an executive officer.

Investing Activities
      In January 2005, the Corporation purchased the net operating assets of Southern Monopole and Utilities Company for approximately $16 million. Southern Monopole manufactures steel poles used for electrical transmission and substations, cellular communications and lighting. Investing activities during the first nine months of 2004 included proceeds of $20.9 million from the September 2004 sale of a minority interest in a European joint venture.
      Capital expenditures during the first nine months of 2005 totaled $26.4 million compared to $15.6 million during the first nine months of 2004. We expect capital expenditures to be approximately $40 million for the full year 2005, reflecting investment in our manufacturing facilities to enhance efficiencies and to introduce new products.

Financing Activities
      Cash flow from financing activities during the first nine months of 2005 reflects cash provided by stock options exercised of $27.1 million compared to $7.1 million during the first nine months of 2004. Cash flow from financing activities during the first nine months of 2005 also reflects debt repayments of $5.1 million compared to $130.8 million during the first nine months of 2004. In January 2004, $125 million of senior unsecured notes payable were paid upon maturity from available cash resources.

$200 Million Credit Agreement
      In June 2005, we amended our $175 million committed revolving credit facility with a bank group to increase the borrowing capacity to $200 million and to remove collateral requirements. The amendment also extended the June 2006 maturity date to June 2010.
      The credit agreement contains customary covenants which could restrict the payment of dividends, investments, liens, certain types of additional debt and dispositions of assets if the Corporation fails to maintain its financial covenants and certain minimum levels of total availability under the facility. We have the option, at the time of drawing funds under the facility, of selecting an interest rate based on the London Interbank Offered Rate (LIBOR), the federal funds rate, or the prime rate of the agent bank. The Corporation is in compliance with the following significant financial covenants contained in the $200 million credit facility:
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
      At September 30, 2005, outstanding letters of credit, or similar financial instruments that reduce the amount available under the $200 million credit facility totaled $37.3 million. Letters of credit relate primarily to third-party insurance claims processing, existing debt obligations and certain tax incentive programs.

Other Credit Facilities
      In June 2005, we terminated our previous CAD$45 million (approximately US $36 million) committed revolving credit facility with a Canadian bank.
      We have a EUR10 million unsecured committed revolving credit facility with a European bank that has an indefinite maturity. Availability under this facility is EUR10 million (approximately US $12 million) as of September 30, 2005. This credit facility contains standard covenants similar to those contained in the $200 million credit agreement and standard events of default such as covenant default and cross-default.

Compliance and Availability
      We are in compliance with all covenants or other requirements set forth in our credit facilities.
      As of September 30, 2005, the aggregate availability of funds under our credit facilities was approximately $175 million, after deducting outstanding letters of credit.

Credit Ratings
      As of September 30, 2005, we had investment grade credit ratings from both Standard & Poor’s and Moody’s Investors Service (“Moody’s”) on our senior unsecured debt. Should these credit ratings drop, repayment under our revolving credit facilities will not be accelerated; however, our credit costs may increase. Similarly, if our credit rating increases, we may have a decrease in our credit costs. The maturity of the senior unsecured debt securities do not accelerate in the event of a credit downgrade.

Off-Balance Sheet Arrangements
      As of September 30, 2005, we did not have any off-balance sheet arrangements.

Debt Securities
      Thomas & Betts had the following senior unsecured debt securities outstanding as of September 30, 2005:

	Face		Interest
Issue Date	Amount		Rate		Interest Payable	Maturity Date

January 1996	$150 million	(a)	6.50%		January 15 and July 15	January 2006
May 1998	$115 million		6.63%		May 1 and November 1	May 2008
February 1999	$150 million		6.39%		March 1 and September 1	February 2009
May 2003	$125 million		7.25	%(b)	June 1 and December 1	June 2013

(a)	The Corporation plans to pay off $150 million of senior unsecured debt due January 2006 using available cash resources.

(b)	We have entered into interest rate swaps associated with only a portion of this underlying debt instrument. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
      The indentures underlying the debt securities contain standard covenants such as restrictions on mergers, liens on certain property, sale-leaseback of certain property and funded debt for certain subsidiaries. The indentures also include standard events of default such as covenant default and cross acceleration. We are in compliance with all covenants and other requirements set forth in the indentures.

Other
      In the short-term, we expect to fund expenditures for capital requirements as well as other liquidity needs from a combination of cash generated from operations and existing cash balances. These sources should be sufficient to meet our operating needs in the short-term.
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

•	Long-Lived Assets: We follow the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. For purposes of recognizing and measuring impairment of long-lived assets, the Corporation evaluates assets for associated product groups. The Corporation reviews long-lived assets to be held-and-used for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of the primary asset in the associated product groups is less than the carrying amount of the assets, the assets are considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, the Corporation estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

•	Income Taxes: We use the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provides a valuation allowance based on a more-likely-than-not criteria. The Corporation has valuation allowances for deferred tax assets primarily associated with operating loss carryforwards, tax credit carryforwards and deferred state income tax assets. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income, based on enacted tax law in effect as of September 30, 2005, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, which involve estimates and uncertainties, in making this assessment. Tax planning strategies include primarily sales of non-core assets. Projected future taxable income is based on management’s forecast of the operating results of the Corporation. Management periodically reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize net deferred tax assets, the

Corporation will increase valuation allowances by a charge to income tax expense in the period of such determination.

•	Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of current available facts related to each site.

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
      In December 2004, the FASB issued Staff Position FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. This Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated to a U.S. taxpayer. Given the lack of clarification of certain provisions within the Act, this Staff Position allowed companies additional time to evaluate the financial statement implications of repatriating foreign earnings. The Corporation is in the process of evaluating how much, if any, of the undistributed earnings of foreign subsidiaries should be repatriated and the financial statement and cash flow implications of any decision. The range of possible amounts that we are considering for repatriation under this provision is between zero and the maximum amount of dividends eligible for the one time deduction under the Act. The related range of income tax effects of such repatriation cannot be reasonably estimated at this time. The Corporation intends to complete its evaluation in late 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      We are exposed to market risk from changes in interest rates, raw material prices and foreign exchange rates. At times, we may enter into various derivative instruments to manage certain of these risks. We do not enter into derivative instruments for speculative or trading purposes.
      For the period ended September 30, 2005, we did not experience any material changes in market risk that affect the quantitative and qualitative disclosures presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, except for interest rate risk discussed below.
Interest Rate Risk
      We are exposed to the impact of interest rate changes and use a combination of fixed and floating rate debt to manage this exposure. We use interest rate swaps, at certain times, to manage the impact of benchmark interest rate changes on the market value of our borrowings and to lower our overall borrowing costs.
      As of December 31, 2004, we had interest rate swap agreements totaling a notional amount of $165.3 million with portions maturing in 2008, 2009, and 2013. In June 2005, we terminated interest rate swap agreements totaling a notional amount of $84.0 million relating to the debt securities maturing in 2008 and 2009. The approximate $0.5 million we paid to terminate our previous position will increase the future effective interest rate of the underlying debt instruments. Prior to June 2005, our fixed-to-floating ratio was approximately 70%/30%. After terminating our 2008 and 2009 interest swap agreements, our fixed-to-floating ratio as of September 30, 2005 was approximately 85%/15%.

      As of September 30, 2005, we had remaining interest rate swap agreements with a notional amount of $81.3 million, maturing June 2013. Under these interest rate swap agreements, we received a fixed rate of 7.25% and paid weighted average variable rates of 7.09% during the third quarter 2005 and 6.64% during the first nine months of 2005.

Item 4.	Controls and Procedures
      The Corporation carried out an evaluation under the supervision of the Corporation’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Corporation’s disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s filings with the Commission.
      We had no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2005.

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

Kenneth W. Fluke
Senior Vice President and
Chief Financial Officer
(principal financial officer)
Date: November 7, 2005

EXHIBIT INDEX

3.1	Amended and Restated Charter of Thomas & Betts Corporation (Filed as Exhibit 3.1 to the Corporation’s 1999 Annual Report on Form 10-K and incorporated herein by reference.)
3.2	Amended and Restated Bylaws of Thomas & Betts Corporation (Filed as Exhibit 3.2 to the Corporation’s 2003 Annual Report on Form 10-K and incorporated herein by reference.)
4.1	Indenture dated as of January 15, 1992, between Thomas & Betts Corporation and First Trust of New York, as Trustee (Filed as Exhibit 4(a) to the Corporation’s 1991 Annual Report on Form 10-K and incorporated herein by reference.)
4.2	Third Supplemental Indenture dated May 7, 1998, between Thomas & Betts Corporation and The Chase Manhattan Bank, as Trustee (Filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated May 4, 1998, and incorporated herein by reference.)
4.3	Indenture dated as of August 1, 1998, between Thomas & Betts Corporation and The Bank of New York, as Trustee (Filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated February 3, 1999, and incorporated herein by reference.)
4.4	Supplemental Indenture No. 1 dated February 10, 1999, between Thomas & Betts Corporation and The Bank of New York, as Trustee (Filed as Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated February 3, 1999, and incorporated herein by reference.)
4.5	Supplemental Indenture No. 2 dated May 27, 2003, between Thomas & Betts Corporation and The Bank of New York, as Trustee (Filed as Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated May 27, 2003, and incorporated herein by reference.)
10.1	Settlement Agreement and Release dated February 21, 2002, between Tyco Group S.A.R.L. and Thomas & Betts Corporation (Filed as Exhibit 10.14 to the Corporation’s 2001 Annual Report on Form 10-K and incorporated herein by reference.)
10.2	Amended and Restated Credit Agreement dated as of June 14, 2005 among Thomas & Betts Corporation, as Borrower, The Guarantors Party Thereto, The Financial Institutions Party Thereto, Bank of America, N.A., Suntrust Bank and Regions Bank, as Co-Syndication Agents, LaSalle Bank, N.A., as Documentation Agent and Wachovia Bank, National Association, as Administrative Agent, Swing Bank and Issuing Bank (Filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated June 14, 2005, and incorporated herein by reference.)
10.3	First Amendment to Amended and Restated Credit Agreement dated August 12, 2005, among Thomas & Betts Corporation, as Borrower, the Lenders party hereto, and Wachovia Bank National Association, as Administrative Agent (Filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated August 12, 2005, and incorporated herein by reference.)
10.4	Thomas & Betts Corporation 1993 Management Stock Ownership Plan, as amended through June 5, 2001, and Forms of Grant Agreement (Filed as Exhibit 10.3 to the Corporation’s second quarter 2001 Quarterly Report on Form 10-Q and incorporated herein by reference.)

10.5	Pension Restoration Plan as amended, effective December 31, 2000 (Filed as Exhibit 10.1 to the Corporation’s third quarter 2001 Quarterly Report on Form 10-Q and incorporated herein by reference.)
10.6	Retirement Plan for Non-employee Directors dated September 6, 1989, as amended December 3, 1997 (Filed as Exhibit 10.9 to the Corporation’s 1997 Annual Report on Form 10-K and incorporated herein by reference.)
10.7	Deferred Fee Plan for Non-employee Directors as amended and restated effective May 6, 1998 (Filed as Exhibit 10.11 to the Corporation’s 1998 Annual Report on Form 10-K and incorporated herein by reference.)
10.8	Supplemental Executive Investment Plan (Filed as Exhibit 10.1 to the Corporation’s second quarter 2004 Quarterly Report on Form 10-Q and incorporated herein by reference.)
10.9	Restricted Stock Plan for Non-employee Directors as amended March 7, 2003 (Filed as Exhibit 10.7 to the Corporation’s 2003 Annual Report on Form 10-K and incorporated herein by reference.)
10.10	Non-employee Directors Stock Option Plan and Form of Stock Option Agreement, as amended March 9, 2001 (Filed as Exhibit 10.18 to the Corporation’s 2000 Annual Report on Form 10-K and incorporated herein by reference.)
10.11	Thomas & Betts Corporation 2001 Stock Incentive Plan (Filed as Exhibit 10.1 to the Corporation’s Registration Statement on Form S-8, No. 333-60074, filed May 2, 2001, and incorporated herein by reference.)
10.12	Form of Termination Protection Agreement (Filed as Exhibit 10.11 to the Corporation’s 2003 Annual Report on Form 10-K and incorporated herein by reference.)
10.13	Form of Termination Protection Agreement (Filed as Exhibit 10.12 to the Corporation’s 2003 Annual Report on Form 10-K and incorporated herein by reference.)
10.14	Retirement Agreement of T. Kevin Dunnigan dated December 2, 2003 (Filed as Exhibit 10 to the Corporation’s Current Report on Form 8-K dated December 4, 2003, and incorporated herein by reference.)
10.15	Letter Agreement amending the Retirement Agreement of T. Kevin Dunnigan (Filed as Exhibit 10.2 to the Corporation’s third quarter 2004 Quarterly Report on Form 10-Q and incorporated herein by reference.)
10.16	Nonemployee Directors Equity Compensation Plan (Filed as Exhibit 10.19 to the Corporation’s 2003 Annual Report on Form 10-K and incorporated herein by reference.)
10.17	Form of Non-Qualified Stock Option Agreement (Filed as Exhibit 10 to the Corporation’s Current Report on Form 8-K dated August 31, 2004, and incorporated herein by reference.)
10.18	Equity Compensation Plan (Filed as Exhibit 10.20 to the Corporation’s 2003 Annual Report on Form 10-K and incorporated herein by reference.)
10.19	Form of Restricted Stock Agreement (Filed as Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference.)
10.20	Form of Executive Incentive Stock Option Agreement (Filed as Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference.)

10.21	Form of Executive Nonqualified Stock Option Agreement (Filed as Exhibit 10.4 to the Corporation’s Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference.)
10.22	Management Incentive Plan (Filed as Exhibit 10.21 to the Corporation’s 2003 Annual Report on Form 10-K and incorporated herein by reference.)
10.23	Form of Thomas & Betts Corporation Indemnification Agreement (Filed as Exhibit 10.3 to the Corporation’s third quarter 2004 Quarterly Report on Form 10-Q and incorporated herein by reference.)
10.24	Health Benefits Continuation Agreement dated February 2, 2005 (Filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated February 2, 2005, and incorporated herein by reference.)
10.25	Executive Retirement Plan, as amended February 4, 2004 (Filed as Exhibit 10.13 to the Corporation’s 2003 Annual Report on Form 10-K and incorporated herein by reference.)
10.26	Appendix A to Executive Retirement Plan, as amended June 1, 2005. (Filed as Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated June 1, 2005, and incorporated herein by reference.)
10.27	Termination Protection Agreement between Thomas & Betts Corporation and Stanley P. Locke dated June 1, 2005. (Filed as Exhibit 10.3 to the Corporation’s Current Report on Form 8-K dated June 1, 2005, and incorporated herein by reference.)
10.28	Separation Benefit Agreement and General Release between the Corporation and Connie C. Muscarella dated June 14, 2005. (Filed as Exhibit 10.2 to the Corporation’s Current Report on Form 8-K dated June 14, 2005, and incorporated herein by reference.)
10.29	Form of Restricted Stock Agreement Pursuant to Thomas & Betts Corporation Nonemployee Directors Equity Compensation Plan (Filed as Exhibit 10.28 to the Corporation’s second quarter 2005 Quarterly Report on Form 10-Q and incorporated herein by reference.)
12	Statement re Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of Principal Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a).
31.2	Certification of Principal Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a).
32	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.