Form 10-K
period 2005-12-31
THOMAS & BETTS CORP
filed 2006-02-27
CIK 97854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
     As of June 30, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,695,695,454 based on the closing price as reported on the New York Stock Exchange.
     As of February 20, 2006, 61,781,655 shares of the Registrant’s common stock were outstanding.
Documents Incorporated by Reference
     Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders will be filed within 120 days after the end of the fiscal year covered by this report and are incorporated by reference into Part III.

Thomas & Betts Corporation and Subsidiaries

CAUTION REGARDING FORWARD-LOOKING STATEMENTS
      This Report includes forward-looking statements regarding Thomas & Betts Corporation that are subject to uncertainties in our operations, business, economic and political environment. Statements that contain words such as “achieve,” “guidance,” “believes,” “expects,” “anticipates,” “intends,” “estimates,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” or similar expressions are forward-looking statements. These statements are subject to risks and uncertainties, and many factors could affect our future financial condition or results of operations. Accordingly, actual results, performance or achievements may differ materially from those expressed or implied by the forward-looking statements contained in this Report. We undertake no obligation to revise any forward-looking statement included in the Report to reflect any future events or circumstances. For more information regarding our risks, please see Item 1A. Risk Factors. Reference in this Report to “we,” “our,” “us,” “Thomas & Betts” or “the Corporation” refers to Thomas & Betts Corporation and its consolidated subsidiaries.

PART I

Item 1.	BUSINESS
      Thomas & Betts Corporation is a leading designer and manufacturer of electrical connectors and components used in industrial, commercial, communications, and utility markets. We are also a leading producer of commercial heating units and highly engineered steel structures used primarily for utility transmission. We have operations in approximately 20 countries. Manufacturing, marketing and sales activities are concentrated primarily in North America and Europe. We pursue growth through market penetration, new product development, and acquisitions.
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
      The majority of our products, especially those sold in the Electrical segment, have region-specific product standards and are sold mostly in North America or in other regions sharing North American electrical codes. No customer accounted for 10% or more of our consolidated net sales for 2005, 2004, or 2003.
Electrical Segment
      Our Electrical segment’s markets include industrial, commercial, utility and residential construction, renovation, maintenance and repair; project construction; industrial original equipment manufacturers; and communication companies. The segment’s sales are concentrated primarily in North America and Europe. The Electrical segment experiences modest seasonal increases in sales during the second and third quarters reflecting the construction season. Net sales for the Electrical segment for the past three years were:

	2005	2004	2003

Segment Sales (in thousands)	$1,377,338	$1,253,990	$1,114,852
Percent of Consolidated Net Sales	81.2%	82.7%	84.3%
      The Electrical segment designs, manufactures and markets thousands of different connectors, components and other products for electrical, utility and communications applications. We have a market-leading position for many of our products. Products in the Electrical segment include:

•	fittings and accessories;

•	fastening products, such as plastic and metallic ties for bundling wire, and flexible tubing;

•	connectors, such as compression and mechanical connectors for high-current power and grounding applications;

•	indoor and outdoor switch and outlet boxes, covers and accessories;

•	floor boxes;

•	metal framing used as structural supports for conduits, cable tray and electrical enclosures;

•	emergency and hazardous lighting;

•	safety switches;

•	underground connectors and switchgear;

•	CATV drop hardware;

•	radio frequency RF connectors;

•	aerial, pole, pedestal and buried splice enclosures;

•	encapsulation and sheath repair systems; and

•	other products, including insulation products, wire markers, and application tooling products.
      These products are sold under a variety of well-known brand names, such as Color Keyed®, Elastimold®, Iberville®, Kindorf®, Red Dot®, Sta-Kon®, Steel City®, Superstrut®, Ty-Rap®, LRC®, Diamond®, Kold-N-Klose® and Snap-N-Seal®.
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

Steel Structures Segment
      Our Steel Structures segment designs, manufactures and markets highly engineered tubular steel transmission and distribution poles and lattice steel transmission towers for North American power and telecommunications companies. These products are primarily sold to the following types of end-users:

•	investor-owned utilities;

•	cooperatives, which purchase power from utilities and manage its distribution to end-users; and

•	municipal utilities.
      These products are marketed primarily under the Meyer® and Thomas & Betts® brand names. Net sales for the Steel Structures segment for the past three years were:

	2005	2004	2003

Segment Sales (in thousands)	$185,995	$139,633	$93,534
Percent of Consolidated Net Sales	11.0%	9.2%	7.1%
HVAC Segment
      Our HVAC segment designs, manufactures and markets heating and ventilation products for commercial and industrial buildings. Products in this segment include:

•	gas, oil and electric unit heaters;

•	gas-fired duct furnaces;

•	indirect and direct gas-fired make-up air;

•	infrared heaters; and

•	evaporative cooling and heat recovery products.
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

	2005	2004	2003

Segment Sales (in thousands)	$132,050	$122,669	$113,911
Percent of Consolidated Net Sales	7.8%	8.1%	8.6%
Manufacturing and Distribution
      We employ advanced processes for manufacturing quality products. Our manufacturing processes include high-speed stamping, precision molding, machining, plating and automated assembly. Our internal processes utilize lean manufacturing techniques designed to reduce waste and improve operating efficiencies in our facilities. We also make extensive use of computer-aided design and computer-aided manufacturing (CAD/ CAM) software and equipment to link product engineering with our manufacturing facilities. Additionally, we utilize other advanced equipment and techniques in the manufacturing and distribution process, including computer software for scheduling, material requirements planning, shop floor control, capacity planning, and the warehousing and shipment of products.
      Our products have historically enjoyed a reputation for quality in the markets in which they are sold. To ensure maintenance of our quality standards, all of our facilities embrace quality programs, and as of December 31, 2005, approximately 80% meet the ISO 9001 2000 standard. Additionally, we have implemented quality control processes in our design, manufacturing, delivery and other operations in order to further improve product quality and customer service levels.
Raw Materials
      We purchase a wide variety of raw materials for the manufacture of our products including steel, aluminum, zinc, copper, resins and rubber compounds. Sources for raw materials and component parts are well established and, with the exception of steel and certain resins, are sufficiently numerous to avoid serious future interruptions of production in the event that current suppliers are unable to provide raw materials and component parts sufficient to meet our needs. However, we can from time to time encounter manufacturing disruptions in each of our segments from sporadic interruptions by our steel and resins suppliers. In addition, we could encounter price increases that we may not be able to pass on to our customers.
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

	2005	2004	2003

R&D Expenditures (in thousands)	$22,928	$21,630	$19,568
Percent of Net Sales	1.4%	1.4%	1.5%
Working Capital Practices
      We maintain sufficient inventory to enable us to provide a high level of service to our customers. Our inventory levels, payment terms and return policies are in accordance with general practices associated with the industries in which we operate.
Patents and Trademarks
      We own approximately 1,400 active patent registrations and applications worldwide. We have over 1,400 active trademarks and domain names worldwide, including: Thomas & Betts, T&B, T&B Access, Blackburn, Bowers, Canstrut, Catamount, Color-Keyed, Commander, Deltec, Diamond, DuraGard, Elastimold, Emergi-Lite, E-Z-Code, Flex-Cuf, Furse, Hazlux, Kindorf, Klik-It, Kold-N-Klose, Lehigh, LRC, Marr, Marrette, Meyer, Ocal, Red Dot, Reznor, Russellstoll, Sachs, Shamrock, Shield-Kon, Shrink-Kon, Signature Service, Site Light, Snap-N-Seal, Sta-Kon, Star Teck, Steel City, Superstrut, Taylor, Ty-Fast, Ty-Rap and Union.

      While we consider our patents, trademarks, and trade dress to be valuable assets, we do not believe that our competitive position is dependent solely on patent or trademark protection or that any business segment or our operations as a whole is dependent on any individual patent or trademark. However, the Color-Keyed, Elastimold, Iberville, Kindorf, Red Dot, Sta-Kon, Steel City, Super-Strut, and Ty-Rap trademarks are important to the Electrical segment; the Meyer trademark is important to the Steel Structures segment; and the Reznor trademark is important to the HVAC segment. In addition, we do not consider any of our individual licenses, franchises or concessions to be material to our business as a whole or to any business segment.
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
Employees
      As of December 31, 2005, we had approximately 9,000 full-time employees worldwide. Employees of our foreign subsidiaries in the aggregate comprise approximately 50% of all employees. Of the total number of employees, approximately one-third are represented by trade unions. We believe our relationships with our employees and trade unions are good.
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

Financial Information About Foreign and U.S. Operations
      Export sales originating in the U.S. were approximately $40 million in 2005, $34 million in 2004, and $33 million in 2003. For additional financial information about international and U.S. operations, please refer to Note 14 in the Notes to Consolidated Financial Statements.
Item 1A.     RISK FACTORS
      There are many factors that could pose a material risk to the Corporation’s business, its operating results and financial condition and its ability to execute its business plan, some of which are beyond our control. These factors include, but are not limited to:
Negative economic conditions could have a material adverse effect on our operating results and financial condition.
      We do business in geographically diverse markets. In 2005, approximately 33% of the Corporation’s net sales were generated outside of the United States. The success of Thomas & Betts’ business is directly linked to positive economic conditions in the countries where it sells its products. Material adverse changes in economic (including the potential negative impact of higher interest rates on capital spending in the markets we serve) or industry conditions generally or in the specific markets served by Thomas & Betts could have a material adverse effect on the operating results and financial condition of the Corporation. Additionally, an economic slowdown in the U.S. or in Thomas & Betts’ major foreign markets, including Canada and Europe, could reduce the Corporation’s overall net sales. Because these influences are not always foreseeable, there can be no assurance that the business will not be affected by these occurrences.
A significant reduction in the supply of commodity raw materials could materially disrupt our business and rising costs for commodity raw materials and energy could have a material adverse effect on our profitability.
      In recent years we have experienced rising costs for commodity raw materials (steel, aluminum, zinc, resins and rubber compounds) and energy. Additionally, the impact of increased worldwide demand for steel and the impact in 2005 of domestic hurricane activity on resins have caused the availability of these raw materials to be a concern. If we are unable to obtain the steel and resins as needed to manufacture products, our business could be materially disrupted. The Corporation may also not be able to fully offset in the future the effects of rising costs for commodity raw materials and energy through price increases for its products, productivity improvements or other cost reductions.
Significant changes in customer demand due to increased competition could have a material adverse effect on our operating results and financial condition.
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
      Additionally, enhanced product offerings by competitors, coupled with any unforeseeable significant changes in customer demand for various products of Thomas & Betts, could have a material adverse effect on the Corporation’s operating results and financial condition and could impact overall product mix, pricing, margins, plant utilization levels and asset valuations.

Deterioration in the credit quality of several major customers could have a material adverse effect on our operating results and financial condition.
      A significant asset included in the Corporation’s working capital is accounts receivable from customers. If customers responsible for a significant amount of accounts receivable become insolvent or otherwise unable to pay for products and services, or become unwilling or unable to make payments in a timely manner, the Corporation’s operating results and financial condition could be adversely affected. A significant deterioration in the economy could have an adverse effect on the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. Although the Corporation is not dependent on any one customer for more than 10% of its sales, deterioration in the credit quality of several major customers at the same time could have a material adverse effect on operating results and financial condition.
Unforeseen adverse regulatory, environmental, monetary and other governmental policies could have a material adverse effect on our profitability.
      Thomas & Betts is subject to governmental regulations throughout the world. Unforeseen changes in these governmental regulations could reduce our profitability. Namely, significant changes in monetary or fiscal policies in the U.S. and abroad could result in currency fluctuations, including fluctuations in the Canadian dollar, Euro and British pound, which, in turn, could have a negative impact on our net sales, costs and expenses. Furthermore, significant changes in any number of governmental policies could create trade restrictions, patent enforcement issues, adverse tax rate changes and changes to tax treatment of items such as tax credits, withholding taxes and transfer pricing. These changes might limit our ability to sell products in certain markets, and could have a material adverse effect on our business, operating results and financial condition.
      In addition, our operations are subject to international, federal, state and local laws and regulations governing environmental matters, including emissions to air, discharge to waters and the generation and handling of waste. Thomas & Betts is also subject to laws relating to occupational health and safety. The operation of manufacturing plants involves a high level of susceptibility in these areas, and there is no assurance that Thomas & Betts will not incur material environmental or occupational health and safety liabilities in the future. Moreover, expectations of remediation expenses could be affected by, and potentially significant expenditures could be required to comply with, environmental regulations and health and safety laws that may be adopted or imposed in the future. Future remediation technology advances could adversely impact expectations of remediation expenses.
The Corporation’s facilities or facilities of its customers could be susceptible to natural disasters.
      The Corporation has operations in approximately 20 countries and sells to customers throughout the world. Should a natural disaster such as a hurricane, tornado, earthquake or flood severely damage a major manufacturing, distribution or headquarters facility of the Corporation, or damage a major facility of one or more of our significant customers, our business could be materially disrupted.
Possible inadequate insurance coverage.
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
Terrorist Acts and Acts of War could adversely impact our business and operating results.
      Terrorist acts and acts of war (wherever located around the world) may cause damage or disruption to our employees, facilities, suppliers, distributors or customers, which could significantly impact our net sales, costs and expenses and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot presently be predicted. In addition, as a global company with headquarters and significant operations located in the United States, we may be impacted by actions against the United States. We are uninsured for losses and interruptions caused by acts of war and have policy limits for losses caused by terrorist acts.
Item 1B.     UNRESOLVED STAFF COMMENTS
      None.

Item 2.	PROPERTIES
      The Corporation has operations in approximately 20 countries and, as of December 31, 2005, occupies approximately 4.8 million sq. ft. of manufacturing space; 1.9 million sq. ft. of office, distribution, storage and warehouse space; and 0.3 million sq. ft. of idle space.
      Our manufacturing locations by segment as of December 31, 2005, were as follows:

		Approximate
		Area in Sq. Ft.
		(000s)

Segment	Location	Leased	Owned

Electrical	Arkansas	—	286
	Massachusetts	—	116
	Mississippi	—	237
	New Jersey	—	134
	New Mexico	—	100
	New York	—	268
	Puerto Rico	68	28
	Tennessee	—	457
	Australia	28	29
	Canada	112	705
	France	—	25
	Germany	30	—
	Hungary	88	—
	Japan	12	—
	Mexico	531	—
	Netherlands	8	39
	United Kingdom	16	125
Steel Structures	Alabama	—	240
	South Carolina	—	105
	Texas	—	136
	Wisconsin	—	171
HVAC	Pennsylvania	—	227
	Belgium	140	—
	France	117	—
	Mexico	214	—
      In addition to the above manufacturing facilities, we own three central distribution centers located in Belgium (0.1 million sq. ft.), Canada (0.3 million sq. ft.) and Byhalia, Mississippi (0.9 million sq. ft.). We also have principal sales offices, warehouses and storage facilities in approximately 0.6 million sq. ft. of space, most of which is leased. Included in this total is approximately 0.2 million sq. ft. of leased space in Memphis, Tennessee, which includes our corporate headquarters.

Item 3.	LEGAL PROCEEDINGS
Kaiser Litigation
      By July 2000, Kaiser Aluminum, its property insurers, 28 Kaiser injured workers, nearby businesses and a class of 18,000 residents near the Kaiser facility in Louisiana, filed product liability and business interruption cases against the Corporation and six other defendants in Louisiana state court seeking damages in excess of $550 million. These cases alleged that a Thomas & Betts cable tie mounting base failed thereby allowing bundled cables to come in contact with a 13.8 kv energized bus bar. This alleged electrical fault supposedly initiated a series of events culminating in an explosion, which leveled 600 acres of the Kaiser facility. Additionally, the nearby businesses have made demands for unspecified damages, but to date, no discovery has taken place.
      A seven-week trial in the fall 2001 resulted in a jury verdict in favor of the Corporation. However, 13 months later, the trial court overturned that verdict in granting plaintiffs’ judgment notwithstanding the verdict motions. In December 2002, the trial court judge found the Thomas & Betts’ product, an adhesive backed mounting base, to be unreasonably dangerous and therefore assigned 25% fault to T&B. The judge set the damages for an injured worker at $20 million and the damages for Kaiser at $335 million. The judgment did not address damages for nearby businesses or 18,000 residents near the Kaiser facility. The Corporation’s 25% allocation is $88.8 million, plus legal interest. The Corporation has appealed this ruling. Management believes there are meritorious defenses to the claim and intends to contest the litigation vigorously.
      The appeal required a bond in the amount of $104 million (the judgment plus legal interest). Plaintiffs successfully moved the trial court to increase the bond to $156 million. The Corporation’s liability insurers have secured the $156 million bond. The case has been briefed and in January 2006 argued before the Louisiana intermediate appellate court. The Corporation is currently awaiting a decision.
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
      In 2004, the Corporation and the class of 18,000 residents reached settlement for claims by the class members. The settlement extinguishes the claims of all class members and includes indemnity of the Corporation against future potential claims asserted by class members or those class members who opted out of the settlement process. Also in 2004, the court approved the class settlement at a fairness hearing. The $3.75 million class settlement amount has been paid directly by an insurer of the Corporation into a trust for the benefit of class members.

Asbestos Cases
      The Corporation and one subsidiary, Amerace Corporation, acquired in 1995, are subject to asbestos lawsuits in five states, related to either undefined and unidentified or historic products. In all cases, the Corporation is investigating these allegations. Amerace is one of hundreds of defendants and the Corporation is one of dozens of defendants in each case. No asbestos containing product of Amerace or Thomas & Betts has been identified in these cases to date. In the Amerace cases, more than fifty lawsuits have already been dismissed. Potential exposure at this time, if any, cannot be estimated. Management believes, however, that there is no merit to these claims, that damages, if any, are remote and believes that a loss is not probable in any of these cases. Insurance coverage is available in connection with these claims. All asbestos lawsuits involving the Corporation’s subsidiary, L.E. Mason (Red Dot), were dismissed in 2005.
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
Environmental Matters
      Owners and operators of sites containing hazardous substances, as well as generators of hazardous substances, are subject to broad and retroactive liability for investigatory and cleanup costs and damages arising out of past disposal activities. Such liability in many cases may be imposed regardless of fault or the legality of the original disposal activity. The Corporation has been notified by the United States Environmental Protection Agency or similar state environmental regulatory agencies or private parties that we, in many instances along with others, may currently be potentially responsible for the remediation of sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, similar federal and state environmental statutes, or common law theories. We, along with others, may be held jointly and severally liable for all costs relating to investigation and remediation of 10 sites pursuant to these environmental laws.
      We are the owner or operator, or former owner or operator, of various manufacturing locations that we are currently evaluating for the presence of contamination that may require remediation. These sites include former or inactive facilities or properties in Alabama (Mobile); Connecticut (Monroe); Indiana (Medora); Illinois (Libertyville); Massachusetts (Attleboro, Boston, Canton); New Hampshire (New Milford); New Jersey (Butler, Elizabeth); Pennsylvania (Perkasie, Pittsburgh); Ohio (Bucyrus) and Oklahoma (Stillwater). The sites further include active manufacturing locations in New Jersey (Hackettstown); New Mexico (Albuquerque); South Carolina (Lancaster); and Wisconsin (Hager City).
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
      In 1996, we acquired Augat Inc. Augat previously evaluated or remediated, and may have liability associated with environmental contamination at a number of sites. Pursuant to a Purchase Agreement, dated July 2, 2000, between the Corporation and Tyco Group S.A.R.L., we agreed to retain certain environmental liabilities, if any, for former Augat manufacturing locations in Alabama (Montgomery Plants 1 & 3); Massachusetts (Mashpee) and South Carolina (Inman); and for five offsite alleged disposal locations.
      In 1998, we acquired Kaufel Group, Ltd. At the time of the acquisition, we discovered potential environmental concerns at two facilities owned and operated by Kaufel in Dorval, Quebec. We evaluated these issues and determined at that time, and we still maintain, that no present action is required in association with potential environmental liability at these sites.
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
      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.
Executive Officers of the Registrant
      The following persons are executive officers of Thomas & Betts, and are elected by and serve at the discretion of the Board of Directors.
Dominic J. Pileggi, 54
Chairman of the Board, President and Chief Executive Officer
      Mr. Pileggi was elected Chief Executive Officer in January 2004, and Chairman of the Board effective January 2006. Mr. Pileggi has held several executive positions with the company, including President and Chief Operating Officer from 2003 to 2004, and Senior Vice President and Group President — Electrical from 2000 to 2003. He also held various executive positions with Thomas & Betts from 1979 to 1995. Mr. Pileggi was employed by Viasystems Group, Inc., as Executive Vice President in 1998 to 2000 and President — EMS Division of Viasystems in 2000.

Kenneth W. Fluke, 46
Senior Vice President & Chief Financial Officer
      Mr. Fluke was elected Senior Vice President and Chief Financial Officer effective May 2004. Prior to that time, he was Vice President — Controller from 2000. Previously, he held various finance and managerial positions with The Goodyear Tire and Rubber Company beginning in 1982.
Christopher P. Hartmann, 44
President — Electrical Division
      Mr. Hartmann has been President — Electrical Division since 2003 and was elected an executive officer effective May 2004. Prior to that time, he was President and Chief Operating Officer of Affiliated Distributors, North America’s largest network of independent electrical distributors from 1999 to 2002.
J.N. Raines, 62
Vice President — General Counsel & Secretary
      Mr. Raines was elected to the officer position of Vice President — General Counsel & Secretary in 2001. Prior to that time, he was a partner of the law firm of Glankler Brown PLLC for more than five years.
Stanley P. Locke, 46
Vice President — Controller
      Mr. Locke was elected to the position of Vice President — Controller in June 2005. Prior to that time, he was Vice President — Corporate Controller from 2004. Previously, he held various positions in finance and corporate development with Sara Lee Corporation, beginning in 1985, as well as with a consulting advisory firm from 2003 to 2004.
NYSE Certifications
      Our CEO certified to the New York Stock Exchange in 2005 that we were in compliance with the NYSE listing standards. Our CEO and CFO have executed the certification required by section 302 of the Sarbanes-Oxley Act of 2002, which is contained herein as an exhibit to this Form 10-K for the fiscal year ended December 31, 2005.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
      Our common stock is traded on the New York Stock Exchange under the symbol TNB. The following table sets forth by quarter for the last two years the high and low sales prices of our common stock as reported by the NYSE.
      At February 20, 2006, the closing price of the Corporation’s common stock on the NYSE was $49.02.

	2005	2004

First Quarter
Market price high	$33.88	$23.60
Market price low	$27.45	$19.64
Second Quarter
Market price high	$33.15	$27.37
Market price low	$27.68	$21.82
Third Quarter
Market price high	$36.00	$27.22
Market price low	$27.94	$23.19
Fourth Quarter
Market price high	$43.34	$32.47
Market price low	$31.95	$25.87
Holders
      At February 20, 2006, the Corporation had approximately 3,100 shareholders of record, not including shares held in security position listings, or “street name.”
Dividends
      The Corporation does not currently pay cash dividends. Future decisions concerning the payment of cash dividends will depend upon our results of operations, financial condition, capital expenditure plans, terms of credit agreements, and other factors that the Board of Directors may consider relevant.

Item 6.	SELECTED FINANCIAL DATA
Thomas & Betts Corporation and Subsidiaries

	2005	2004	2003	2002	2001
(In thousands, except per share data)
Net sales	$1,695,383	$1,516,292	$1,322,297	$1,345,857	$1,497,491
Net earnings (loss) from continuing operations before cumulative effect of an accounting change	$113,408	$93,255	$42,813	$(8,212)	$(138,877)
Long-term debt including current maturities	$537,959	$545,915	$685,316	$625,108	$672,037
Total assets	$1,920,396	$1,755,752	$1,782,625	$1,619,756	$1,761,610
Per share earnings (loss) from continuing operations before cumulative effect of an accounting change:
Basic	$1.89	$1.59	$0.73	$(0.14)	$(2.39)
Diluted	$1.86	$1.57	$0.73	$(0.14)	$(2.39)
Cash dividends declared per common share	$—	$—	$—	$—	$0.56

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
Introduction
      Thomas & Betts Corporation is a leading designer and manufacturer of electrical connectors and components used in industrial, commercial, communications, and utility markets. We are also a leading producer of commercial heating units and highly engineered steel structures used for, among other things, utility transmission. We operate in approximately 20 countries. Manufacturing, marketing and sales activities are concentrated primarily in North America and Europe.
      We have benefited from generally improved conditions in our key end markets. Favorable market conditions and focused business strategies have helped us realize solid sales, earnings and cash flow growth. Our businesses are volume sensitive, and given the competitive nature of our markets, it is essential that we offer a strong value proposition to our customers and continually improve our unit costs and operating efficiencies.
      In addition to favorable market conditions, our sales growth has benefited from our broad portfolio of quality brands and products, excellent customer service, integrated information systems, and by being fast and flexible in meeting customer needs. We have successfully managed volatile and rising prices in key commodity markets and driven earnings growth through higher sales, improved operating efficiencies and disciplined cost control.
      2005 was a successful year for Thomas & Betts, with each of our businesses experiencing strong sales and earnings improvement. Consolidated net sales grew 12% compared to 2004 driven primarily by stronger demand in most of our end markets. The 42% improvement in earnings from operations over 2004 reflects the impact of higher sales volume, improved fixed cost absorption and our success in managing the impact of higher material and energy costs. Cash flow from operating activities was $193 million in 2005 up from $64 million in 2004 reflecting higher operating earnings and a strong focus on working capital management (i.e., receivables, inventory and accounts payable).
      Looking forward, we have a strong business platform to continue to pursue organic growth and the balance sheet flexibility to invest in our businesses and consider selective value-based acquisitions that fit our core strengths.
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

•	Inventory Valuation: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. To ensure inventories are carried at the lower of cost or market, the Corporation periodically evaluates the carrying value of its inventories. The Corporation also periodically performs an evaluation of inventory for excess and obsolete items. Such evaluations are based on management’s judgment and use of estimates. Such estimates incorporate inventory quantities on-hand, aging of the inventory, sales forecasts for particular product groupings, planned dispositions of product lines and overall industry trends.

•	Goodwill and Other Intangible Assets: We follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires a transitional and annual test of goodwill and indefinite lived assets associated with reporting units for indications of impairment. The Corporation performs its annual impairment assessment in the fourth quarter of each year, unless circumstances dictate more frequent assessments. Under the provisions of SFAS No. 142, each test of goodwill requires the Corporation to determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Corporation must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

•	Long-Lived Assets: We follow the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. For purposes of recognizing and measuring impairment of long-lived assets, the Corporation evaluates assets at the lowest level of identifiable cash flows for associated product groups. The Corporation reviews long-lived assets to be held-and-used for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of the primary asset in the associated product groups is less than the carrying amount of the assets, the assets are considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, the Corporation estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

•	Pension and Postretirement Benefit Plan Actuarial Assumptions: We follow the provisions of SFAS No. 87, “Employer’s Accounting for Pensions” and SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions.” For purposes of calculating pension and postretirement medical benefit obligations and related costs, the

Corporation uses certain actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these assumptions annually. Other assumptions include employee demographic factors (retirement patterns, mortality and turnover), rate of compensation increase and the healthcare cost trend rate. See additional information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Qualified Pension Plans.

•	Income Taxes: We use the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provides a valuation allowance based on a more-likely-than-not criteria. The Corporation has valuation allowances for deferred tax assets primarily associated with operating loss carryforwards, tax credit carryforwards and deferred state income tax assets. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income, based on enacted tax law in effect as of December 31, 2005, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, which involve estimates and uncertainties, in making this assessment. Tax planning strategies include primarily sales of non-core assets. Projected future taxable income is based on management’s forecast of the operating results of the Corporation. Management periodically reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize net deferred tax assets, the Corporation will increase valuation allowances by a charge to income tax expense in the period of such determination. Likewise, if management determines that future taxable income will be sufficient to utilize state and foreign net operating loss carryforwards and other deferred tax assets, the Corporation will decrease the existing valuation allowance by recording a reduction to income tax expense in the period of such determination.

•	Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of current available facts related to each site.

2006 Outlook
      We believe that we will continue to see solid underlying demand in industrial, commercial and utility markets in 2006. Given this, we expect mid-single digit sales growth driven primarily by volume and earnings per diluted share in the range of $2.35 to $2.45 for the full year 2006. Our 2006 outlook assumes an effective tax rate of 29% and includes a charge of approximately $0.06 per diluted share from the adoption of Statement on Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” The key risks we may face in 2006 include continued higher prices and volatility in commodity markets for our raw materials, and the potential negative impact of rising energy costs and higher interest rates on capital spending in the markets we serve.

Summary of Consolidated Results

	2005		2004		2003

	In	% of Net	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales	Thousands	Sales

Net sales	$1,695,383	100.0	$1,516,292	100.0	$1,322,297	100.0
Cost of sales	1,195,256	70.5	1,085,150	71.6	970,248	73.4

Gross profit	500,127	29.5	431,142	28.4	352,049	26.6
Selling, general and administrative	296,132	17.5	287,024	18.9	282,779	21.4
Other operating expense (income), net	—	—	—	—	(12,325)	(1.0)

Earnings from operations	203,995	12.0	144,118	9.5	81,595	6.2
Income from unconsolidated companies	1,377	0.1	2,167	0.1	3,214	0.2
Interest expense, net	(25,214)	(1.5)	(30,608)	(2.0)	(36,879)	(2.8)
Other (expense) income, net	(4,298)	(0.2)	(825)	(0.1)	(1,772)	(0.1)
Gain on sale of equity interest	—	—	12,978	0.9	1,587	0.1

Earnings before income taxes	175,860	10.4	127,830	8.4	47,745	3.6
Income tax provision	62,452	3.7	34,575	2.2	4,932	0.4

Net earnings	$113,408	6.7	$93,255	6.2	$42,813	3.2

Per share earnings:
Basic	$1.89		$1.59		$0.73

Diluted	$1.86		$1.57		$0.73

Year 2005 Compared with 2004
Overview
      Net sales in 2005 increased from the prior year for the Corporation as a whole and for each of its segments. Net sales increases reflect volume increases primarily in the Electrical and Steel Structures segments and price increases to offset higher material and energy costs. Favorable foreign currency exchange also benefited net sales.
      Earnings from operations in 2005 were up significantly compared to the prior year reflecting higher sales and improved fixed cost absorption (i.e., operating efficiencies).
      Net earnings in 2005 included an income tax charge of $16.4 million related to the repatriation of $200 million in foreign earnings. Net earnings in 2004 included a $13.0 million pre-tax gain related to the sale of a minority interest in a European joint venture.
Net Sales and Gross Profit
      Net sales in 2005 were $1,695.4 million, up $179.1 million, or 11.8%, from 2004. Higher sales volume and price increases to offset higher material and energy costs contributed significantly to the sales improvement. Favorable foreign currency exchange driven primarily by strong Canadian and European currencies against a weaker U.S. dollar accounted for approximately $22 million of the sales increase.
      Gross profit in 2005 was $500.1 million, or 29.5% of net sales, compared to $431.1 million or 28.4% in 2004. This improvement reflects increased sales volumes with our plants benefiting from improved absorption. During 2005, we experienced higher raw material costs compared to the prior year period. These higher costs were largely offset through increased selling prices for our products.
Expenses
      Selling, general and administrative (“SG&A”) expense in 2005 was $296.1 million or 17.5% of net sales compared to 18.9% of net sales in the prior year period. This percentage improvement reflects our continued focus on closely managing expenses and the effect of much higher sales than expense growth.
Interest Expense, Net
      Interest expense, net for 2005 decreased $5.4 million from the prior year due primarily to higher interest income. Interest income included in interest expense, net was $12.0 million for 2005 and $4.7 million for 2004. Interest expense of $37.2 million in 2005 and $35.3 million in 2004 reflects the impact of interest rate swap agreements. Interest rate swap agreements resulted in a benefit of $0.4 million in 2005 and $4.9 million in 2004.
Gain on Sale of Equity Interest
      In 2004, we sold a minority interest in a European joint venture for $20.9 million in cash and recognized a pre-tax gain of $13.0 million. Prior to the sale, we recognized, as income from unconsolidated companies, net earnings from this equity interest of $1.3 million during 2004.
Income Taxes
      The income tax provision in 2005 reflected an effective rate of 35.5% of pre-tax income compared to an effective rate in the prior year of 27.0% of pre-tax income. The effective rate for both years reflects benefits from our Puerto Rican manufacturing operations as well as benefits in both years resulting from the favorable completion of tax audits. The Corporation recorded an income tax provision of $16.4 million in the fourth quarter of 2005 as a result of the repatriation of $200 million of foreign earnings pursuant to the American Jobs Creation Act of 2004. No net cash taxes resulted from the repatriation due to the use of net operating losses and foreign tax credits.
      The Corporation utilized $63 million of its federal net operating loss carryforwards in 2005, primarily to offset cash taxes related to the repatriation of foreign earnings. The remaining federal net operating loss carryforwards of $186 million, which have no offsetting valuation allowance, are expected to be utilized in the next two or three years. The $864 million of state net operating losses have been substantially reserved by valuation allowances. Future utilization of state net operating loss carryforwards will depend on how U.S. taxable income is recognized in particular states.
Net Earnings
      Net Earnings were $113.4 million, or $1.89 per basic and $1.86 per diluted share, in 2005 compared to net earnings of $93.3 million, or $1.59 per basic and $1.57 per diluted share, in 2004. Results in 2005 include the previously noted income tax charge of $16.4 million ($0.27 per share) related to the repatriation of foreign earnings. Higher 2005 results reflect increased operating earnings on higher current year sales volumes. Results in 2004 include a $13.0 million pre-tax gain ($0.14 per share) from the sale of a minority interest in a European joint venture.

Year 2004 Compared with 2003
Overview
      Net sales increased in 2004 over the prior year for the Corporation as a whole and for each of its segments. During 2004, we experienced increased demand for products used by utilities and saw an improvement in demand for industrial electrical products. Although we experienced rising raw material costs (primarily steel) during 2004, these costs were offset through higher selling prices for our products. Favorable foreign currency exchange also benefited net sales.
      Earnings from operations in 2004 were up significantly compared to the prior year period reflecting higher sales and operating efficiency improvements. Earnings from operations in 2004 also reflected the ability to offset higher raw materials costs through higher selling prices for our products. Earnings from operations in 2003 included a pre-tax benefit of $8.9 million for the favorable settlement of a commercial lawsuit and a pre-tax benefit of $3.5 million from insurance proceeds.
      Net earnings in 2004 included a $13.0 million pre-tax gain related to the sale of a minority interest in a European joint venture.
Net Sales and Gross Profit
      Net sales in 2004 were $1,516.3 million, up $194.0 million, or 14.7%, from 2003. This increase reflects material-related price increases, increased demand for products used by utilities, and an increase in demand for industrial electrical products. Net sales were also positively impacted by approximately $37 million from foreign currency exchange driven primarily by strong Canadian and European currencies against a weaker U.S. dollar.
      Gross profit in 2004 was $431.1 million, up $79.1 million, or 22.5%, from 2003. Gross profit as a percent of net sales in 2004 improved 1.8 percentage points from the prior year. This improvement reflects increased sales volumes which provided better fixed cost absorption by our plants. During 2004, we experienced higher raw material costs (primarily steel). These higher costs had a minimal impact on our 2004 earnings, as they were offset through higher selling prices for our products and through operational improvements. Gross profit in 2003 reflected a charge of $3.7 million for the closing of a U.S. satellite distribution center.
Expenses
      Selling, general and administrative (“SG&A”) expense in 2004 as a percent of net sales was reduced 2.5 percentage points from the prior year reflecting much higher sales than expense growth. This improvement reflects higher sales and our continued efforts to reduce and tightly control expenses. SG&A in 2003 includes $3.9 million in expense associated with the planned retirement of our former CEO.
      Other operating expense (income), net for 2003 reflects a benefit of $8.9 million for the favorable settlement of a commercial lawsuit and a $3.5 million benefit from insurance proceeds.
Interest Expense, Net
      Interest expense, net for 2004 decreased $6.3 million from the prior year due primarily to lower debt levels. Interest expense, net in 2003 reflected approximately $5.5 million of incremental interest expense related to $125 million of 7.25% senior unsecured notes issued in May 2003 prior to using the proceeds from that issuance to repay $125 million of 8.25% senior unsecured notes in January 2004. Interest income included in interest expense, net was

$4.7 million for 2004 and $4.2 million for 2003. Interest expense of $35.3 million in 2004 and $41.1 million in 2003 reflects the impact of interest rate swap agreements. Interest rate swap agreements resulted in a benefit of $4.9 million in 2004 and $6.3 million in 2003.
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

Summary of Segment Results

	2005		2004		2003

	In	% of Net	In	% of Net	In	% of Net
Net Sales	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$1,377,338	81.2	$1,253,990	82.7	$1,114,852	84.3
Steel Structures	185,995	11.0	139,633	9.2	93,534	7.1
HVAC	132,050	7.8	122,669	8.1	113,911	8.6

	$1,695,383	100.0	$1,516,292	100.0	$1,322,297	100.0

	2005		2004		2003

	In	% of Net	In	% of Net	In	% of Net
Segment Earnings	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$161,823	11.7	$120,289	9.6	$65,433	5.9
Steel Structures	28,998	15.6	15,704	11.2	6,354	6.8
HVAC	14,551	11.0	10,292	8.4	8,226	7.2

	$205,372	12.1	$146,285	9.6	$80,013	6.1

      We evaluate our business segments primarily on the basis of segment earnings. Segment earnings are defined as earnings from continuing operations before interest, taxes and certain other charges.
      Our segment earnings are significantly influenced by the operating performance of our Electrical segment that accounted for more than 75% of our consolidated net sales and consolidated segment earnings during 2005, 2004, and 2003.
Electrical Segment
Year 2005 Compared with 2004
      Electrical segment net sales in 2005 were up $123.3 million, or 9.8%, from 2004. Foreign currency exchange accounted for approximately $21 million of the increase. Higher sales volume from improving industrial, light commercial construction, and utilities markets, and price increases to offset higher material and energy costs contributed significantly to the sales increase.
      Electrical segment earnings in 2005 were up $41.5 million, or 34.5%, from 2004. Higher sales volume, operating efficiencies and our continued ability to offset higher material and energy costs through higher selling prices contributed to the improvement in segment earnings.
Year 2004 Compared with 2003
      Electrical segment net sales in 2004 were up $139.1 million, or 12.5%, from 2003. Foreign currency exchange accounted for approximately $34 million of the increase. Higher net sales were primarily a result of sales price increases related to higher raw material costs, higher sales volumes from increased demand for products used by utilities, and an increase in demand for industrial products.
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
Other Segments
Year 2005 Compared with 2004
      Net sales in 2005 in our Steel Structures segment were up $46.4 million, or 33.2%, from 2004. The sales increase reflects higher levels of capital investment by U.S. electrical utilities to expand or upgrade regional transmission grids. Steel Structures segment earnings in 2005 were up $13.3 million, or 84.7%, from 2004. This significant improvement reflects increased sales volumes associated with additional manufacturing capacity from a 2005 acquisition and improved operating efficiencies.
      Net sales in 2005 in our HVAC segment were up $9.4 million, or 7.6%, from 2004. Higher net sales reflect sales price increases related to higher raw material costs and higher sales volume. HVAC segment earnings in 2005 were up $4.3 million, or 41.4%, from 2004. This improvement reflects disciplined cost controls, improved operating efficiencies and higher sales.
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

Liquidity and Capital Resources
      We had cash and cash equivalents of $217 million and $151 million at December 31, 2005 and 2004, respectively. Additionally, the Corporation had marketable securities of $292 million and $187 million at December 31, 2005 and 2004, respectively.
      The following table reflects the primary category totals in our Consolidated Statements of Cash Flows.

	2005	2004	2003
(In thousands)
Net cash provided by (used in) operating activities	$193,097	$63,911	$96,793
Net cash provided by (used in) investing activities	(157,925)	(38,846)	(101,002)
Net cash provided by (used in) financing activities	27,359	(124,430)	59,152
Effect of exchange-rate changes on cash	3,022	7,679	9,938

Net increase (decrease) in cash and cash equivalents	$65,553	$(91,686)	$64,881

Operating Activities
      Cash provided by operating activities in 2005 was primarily attributable to net earnings and a continued emphasis on tightly managing working capital, which was partially offset by $28.7 million of funding to certain qualified pension plans that brought those plans up to their accumulated benefit obligation. Cash provided by operating activities in 2004 was primarily attributable to net earnings, which was partially offset by an increase in inventory requirements and $78.2 million of funding to certain qualified pension plans that brought those plans up to their accumulated benefit obligation. The inventory increase during 2004 reflected higher raw material costs as well as planned inventory build to protect customer service levels given the uncertainty in raw material availability, particularly in our Steel Structures segment, and to support higher sales volumes. Cash provided by operating activities for 2003 was primarily attributable to net earnings and reductions in receivables and inventories.
Investing Activities
      In January 2005, we purchased the net operating assets of Southern Monopole and Utilities Company for $16.5 million. Southern Monopole manufactures steel poles used primarily for electrical transmission towers. We sold our minority interest in a European joint venture for $20.9 million in cash in 2004 and sold our minority interest in a Japanese joint venture for $2.3 million in cash in 2003.
      During 2005, we had capital expenditures totaling $36.5 million, compared to $25.4 million in 2004 and $28.7 million in 2003. We expect capital expenditures to be approximately $45 million in 2006, for maintenance spending and the support of our ongoing business plans.
      The Corporation’s marketable securities include primarily auction-rate securities. The interest rates on these securities reset typically monthly to prevailing market rates, but may have longer stated maturities. Periods prior to 2005 reflected auction-rate securities as cash and cash equivalents. Prior periods information was reclassified, including the impacts on cash flows, to conform to the current year presentation.

Financing Activities
      Cash provided by financing activities in 2005 reflected debt repayments of $7.3 million and stock options exercised of $34.7 million. Cash used in 2004 financing activities reflected debt repayments of $139.1 million and stock options exercised of $14.7 million. Cash provided by 2003 financing activities reflected debt proceeds of $130.6 million and debt repayments of $67.8 million. In May 2003, we issued $125 million of 7.25% senior unsecured notes. Proceeds from the issuance of the notes were used to repay $125 million of 8.25% senior unsecured notes upon maturity in January 2004.
$200 million Credit Agreement
      In 2005, we amended our $175 million committed revolving credit facility with a bank group to increase the borrowing capacity to $200 million and to remove collateral requirements. The amendment also extended the June 2006 maturity date to June 2010.
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
      At December 31, 2005, outstanding letters of credit, or similar financial instruments that reduce the amount available under the $200 million credit facility totaled $33.1 million. Letters of credit relate primarily to third-party insurance claims processing, existing debt obligations and certain tax incentive programs.
Other Credit Facilities
      In June 2005, we terminated our previous CAD$45 million (approximately US $36 million) committed revolving credit facility with a Canadian bank.
      We have a EUR10 million (approximately US$12 million) committed revolving credit facility with a European bank that has an indefinite maturity. Availability under this facility is EUR10 million (approximately US $12 million) as of December 31, 2005. This credit facility contains standard covenants similar to those contained in the $200 million credit agreement and standard events of default such as covenant default and cross-default.

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
      As of January 31, 2006, the aggregate availability of funds under our credit facilities was approximately $179.4 million, after deducting outstanding letters of credit. Availability is subject to the satisfaction of various covenants and conditions to borrowing. These are back up facilities that have not been utilized and we currently do not expect to utilize these facilities in the foreseeable future.
Credit Ratings
      As of December 31, 2005, we had investment grade credit ratings from Standard & Poor’s, Moody’s Investor Service and Fitch Ratings on our senior unsecured debt. Should these credit ratings drop, repayment under our credit facilities and securities will not be accelerated; however, our credit costs may increase. Similarly, if our credit ratings increase, we may have a decrease in our credit costs. The maturity of the senior unsecured debt securities do not accelerate in the event of a credit downgrade.
Debt Securities
      Thomas & Betts had the following senior unsecured debt securities outstanding as of December 31, 2005:

Issue Date	Amount	Interest Rate		Interest Payable	Maturity Date

January 1996	$150 million(a)	6.50%		January 15 and July 15	January 2006
May 1998	$115 million	6.63%		May 1 and November 1	May 2008
February 1999	$150 million	6.39%		March 1 and September 1	February 2009
May 2003	$125 million	7.25%	(b)	June 1 and December 1	June 2013

(a)	The Corporation paid off $150 million of senior unsecured debt in January 2006 using available cash resources.

(b)	We have interest rate swaps associated with only a portion of this underlying debt instrument. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk.
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
Other
      The Corporation does not currently pay cash dividends. Future decisions concerning the payment of cash dividends on the common stock will depend upon our results of operations,

financial condition, capital expenditure plans and other factors that the Board of Directors may consider relevant.
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
Off-Balance Sheet Arrangements
      As of December 31, 2005, we did not have any off-balance sheet arrangements.
      Refer to Note 15 in the Notes to Consolidated Financial Statements for information regarding our guarantee and indemnification arrangements.
Contractual Obligations
      The following table reflects our total contractual cash obligations as of December 31, 2005.

				2007	2009
				through	through
	Total	2006(a)		2008	2010	Thereafter
(In millions)
Long-Term Debt Including Current Maturities	$538.0	$150.8	(b)	$116.3	$151.2	$119.7
Operating Lease Obligations	59.5	12.8		16.9	12.0	17.8

Total Contractual Cash Obligations	$597.5	$163.6		$133.2	$163.2	$137.5

(a)	In addition to the amounts above, we expect contributions to our qualified pension plans to be minimal in 2006.

(b)	The Corporation paid off $150 million of senior unsecured debt in January 2006 using available cash resources.

Qualified Pension Plans
      We have domestic and foreign qualified pension plans with domestic plans accounting for a substantial portion of total plan liabilities and assets. The following information indicates the funded status for qualified pension plans:
Qualified pension plans with plan assets in excess of accumulated benefit obligations:

	December 31,	December 31,
	2005	2004
(In millions)
Projected benefit obligation	$348	$317
Accumulated benefit obligation	$329	$293
Fair value of plan assets	$332	$295
Qualified pension plans with plan assets less than accumulated benefit obligations:

	December 31,	December 31,
	2005	2004
(In millions)
Projected benefit obligation	$7	$8
Accumulated benefit obligation	$7	$7
Fair value of plan assets	$4	$5
All qualified pension plans:

	December 31,	December 31,
	2005	2004
(In millions)
Projected benefit obligation	$355	$325
Accumulated benefit obligation	$336	$300
Fair value of plan assets	$336	$300
      The following information indicates recognized and unrecognized assets and liabilities associated with our qualified pension plans:

	December 31,	December 31,
	2005	2004
(In millions)
Net projected benefit obligation in excess of plan assets	$19	$25
Unrecognized actuarial losses	(95)	(84)

Recognized net (asset) liability	$(76)	$(59)

      To the extent not recovered through actual market returns on plan assets, such unrecognized actuarial losses will unfavorably impact our future earnings from operations by increasing pension expense. Amortization of unrecognized actuarial losses during 2005 was $5 million.
      At December 31, 2005, the Corporation’s major active qualified pension plans were funded up to their accumulated benefit obligation. Our funding to all qualified pension plans was $29 million in 2005, $78 million in 2004 and $6 million in 2003. As a result of funding in 2005 and 2004, we expect required contributions to our qualified pension plans will be minimal in 2006.

      Our qualified pension plan assets at December 31, 2005 and 2004, were included in the following asset categories:

	Plan Assets

	At December 31,	At December 31,
	2005	2004

Asset Category
Short-term investments	15%	9%
Domestic equity securities	32%	33%
International equity securities	21%	14%
Debt securities	23%	35%
Other	9%	9%

Total	100%	100%

      Pension assets held in short-term investments at December 31, 2005 and 2004, reflect contributions made late in 2005 and 2004 that were not yet invested at year-end based on target allocations. Our plan assets allocation targets as of December 31, 2005 and 2004, are as follows:

	Allocation Targets

	December 31,	December 31,
	2005	2004

Asset Category
Domestic equity securities	34%	34%
International equity securities	22%	22%
Debt securities	26%	26%
Other	18%	18%

Total	100%	100%

      The financial objectives of our investment policy is to maximize returns in order to minimize contributions and long-term cost of funding pension liabilities, within reasonable and prudent levels of risk and to achieve annualized returns in excess of the policy benchmark. As of December 31, 2005 and 2004, no pension assets were directly invested in Thomas & Betts Corporation common stock.
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

	2005	2004	2003

Weighted-average long-term rates of return used to determine net periodic pension cost	8.15%	8.61%	8.66%
      Reflected in the rates above are domestic weighted-average long-term rates of return of 8.25% for 2005 and 8.75% for 2004 and 2003.

      The assumed discount rates we use for our qualified pension plans represent long-term high quality corporate bond rates. Discount rates used to determine net periodic pension cost for all qualified pension plans are as follows:

	2005	2004	2003

Discount rates used to determine net periodic pension cost	5.71%	5.96%	6.66%
      Reflected in the rates above are domestic discount rates of 5.75% in 2005, 6.00% in 2004 and 6.75% in 2003.
      Discount rates used to determine pension benefit obligations as of December 31, 2005 and 2004 for all qualified pension plans were 5.65% and 5.71%, respectively, and reflect domestic discount rates of 5.75% for both years.
      The potential impact on the 2005 net periodic pension cost resulting from a hypothetical one-percentage-point change in the assumed weighted-average long-term rate of return while maintaining a constant discount rate would be approximately $3 million. The potential impact on the 2005 net periodic pension cost resulting from a hypothetical one-percentage-point change in the assumed discount rate while maintaining a constant weighted-average long-term rate of return would be approximately $4 million.
      For additional information regarding our qualified and non-qualified pension plans and post-retirement plans, refer to Note 10 in the Notes to Consolidated Financial Statements.
Credit Risk
      We continually evaluate the credit risk associated with our customers. Credit risk with respect to trade receivables is limited due to the large number of customers comprising our customer base and their dispersion across many different industries and geographic areas. No customer receivable exceeds 10% of total accounts receivable as of December 31, 2005.
Recently Issued Accounting Standards
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires that compensation costs relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments used. The Corporation intends to adopt SFAS No. 123(R) during its first quarter of 2006. The impact of adopting SFAS No. 123(R) is expected to reduce full year 2006 earnings per diluted share by approximately $0.06.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 indicates that “abnormal” amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges (when actual production defect rates vary significantly from expected rates) and requires the allocation of fixed production overheads to inventory based on the “normal capacity”, as defined, of the production facilities. The Corporation intends to adopt SFAS No. 151 during its first quarter of 2006. The Corporation does not believe the impact of adopting SFAS No. 151 will be material.

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
      As of December 31, 2005, the Corporation had outstanding interest rate swap agreements with a notional amount of $81.3 million relating to debt securities maturing June 2013. The interest rate swap agreements effectively convert fixed interest rates associated with its debt securities to floating interest rates based on the London Interbank Offered Rate (“LIBOR”) plus an applicable spread. Under these interest rate swap agreements, we received a fixed rate of 7.25% and paid a weighted average variable rate of 6.90% during 2005.
      As of December 31, 2005, our fixed-to-floating interest rate ratio was 85%/15%. The interest rate swaps qualify for the short-cut method of accounting for a fair value hedge under SFAS No. 133. The amount to be paid or received under the interest rate swap agreements is recorded as a component of net interest expense.
      As of December 31, 2005, the fair value of our long-term debt (including current maturities), estimated using quoted market prices or discounted future cash flows based on our current incremental borrowing rates for similar types of borrowing arrangements, was $557.2 million. At December 31, 2005, the carrying value of long-term debt, including current maturities, was $538.0 million. The potential change in fair value resulting from a hypothetical, one-percentage-point change in interest rates would be approximately $14.9 million as of December 31, 2005.
Commodity Risk
      We are exposed to risk from fluctuations in prices for raw materials (including steel, aluminum, copper, zinc, resins and rubber compounds) that are used to manufacture our products. At times, some of the risk associated with usage of aluminum, copper and zinc is mitigated through the use of futures contracts that fix the price we will pay for a commodity. Outstanding contracts as of December 31, 2005, had a notional amount of $4.6 million and a market value of $4.0 million. These contracts relate to gradually declining percentages of future anticipated raw material requirements for the first half of 2006 for aluminum, copper and zinc. As of December 31, 2005, we had recorded an asset of $4.0 million in prepaid expenses which represented unrealized gains associated with open commodity contracts. A hypothetical 10 percent decrease in underlying commodity market prices would result in an unrealized potential reduction in the market value of the open commodity contracts of $0.9 million.

Foreign Exchange Risk
      From time to time, we utilize forward foreign exchange contracts for the sale or purchase of foreign currencies (principally European currencies). As of December 31, 2005, we had no outstanding forward sale or purchase contracts related to foreign currencies and during the year experienced no impact from mark-to-market adjustments for forward foreign exchange contracts.

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
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING
      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Thomas & Betts Corporation:
      We have audited the accompanying consolidated balance sheets of Thomas & Betts Corporation and subsidiaries as of December 31, 2005 and December 31, 2004, and the related consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thomas & Betts Corporation and subsidiaries as of December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Thomas & Betts Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
KPMG LLP
Memphis, Tennessee
February 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Thomas & Betts Corporation:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Thomas & Betts Corporation and subsidiaries (the Corporation) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Thomas & Betts Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2005, and our report dated February 24, 2006 expressed an unqualified opinion on those financial statements.
/s/ KPMG LLP
KPMG LLP
Memphis, Tennessee
February 24, 2006

Thomas & Betts Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	2005	2004	2003

Net sales	$1,695,383	$1,516,292	$1,322,297
Cost of sales	1,195,256	1,085,150	970,248

Gross profit	500,127	431,142	352,049
Other expenses:
Selling, general and administrative	296,132	287,024	282,779
Other operating expense (income), net	—	—	(12,325)

Earnings from operations	203,995	144,118	81,595
Income from unconsolidated companies	1,377	2,167	3,214
Interest expense, net	(25,214)	(30,608)	(36,879)
Other (expense) income, net	(4,298)	(825)	(1,772)
Gain on sale of equity interest	—	12,978	1,587

Earnings before income taxes	175,860	127,830	47,745
Income tax provision	62,452	34,575	4,932

Net earnings	$113,408	$93,255	$42,813

Earnings per share:
Basic	$1.89	$1.59	$0.73

Diluted	$1.86	$1.57	$0.73

Average shares outstanding:
Basic	60,054	58,610	58,438
Diluted	61,065	59,357	58,447
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	December 31, 2005	December 31, 2004

ASSETS
Current Assets
Cash and cash equivalents	$216,742	$151,189
Marketable securities	292,154	186,528
Receivables, net of allowances of $76,674 and $68,647	185,391	172,745
Inventories:
Finished goods	91,597	106,402
Work-in-process	29,285	28,947
Raw materials	77,225	71,809

Total inventories	198,107	207,158

Deferred income taxes	40,293	46,874
Prepaid expenses	17,455	14,401

Total Current Assets	950,142	778,895

Property, plant and equipment:
Land	15,571	15,261
Buildings	176,054	171,683
Machinery and equipment	607,847	608,482
Construction-in-progress	14,408	10,219

Gross property, plant and equipment	813,880	805,645
Less accumulated depreciation	(546,854)	(529,501)

Net property, plant and equipment	267,026	276,144

Goodwill	462,810	463,264
Investments in unconsolidated companies	115,665	114,922
Deferred income taxes	20,061	33,481
Prepaid pension plan costs	76,187	59,261
Other assets	28,505	29,785

Total Assets	$1,920,396	$1,755,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$150,804	$2,830
Accounts payable	138,060	120,336
Accrued liabilities	101,672	100,692
Income taxes payable	13,875	14,551

Total Current Liabilities	404,411	238,409

Long-Term Liabilities
Long-term debt	387,155	543,085
Accrued pension plan liability	23,079	20,571
Other long-term liabilities	53,161	51,968
Contingencies (Note 15)
Shareholders’ Equity
Common stock	6,109	5,935
Additional paid-in capital	411,985	366,811
Retained earnings	643,651	530,243
Unearned compensation, restricted stock	(2,098)	(1,811)
Accumulated other comprehensive income	(7,057)	541

Total Shareholders’ Equity	1,052,590	901,719

Total Liabilities and Shareholders’ Equity	$1,920,396	$1,755,752

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	2005	2004	2003

Cash Flows from Operating Activities:
Net earnings	$113,408	$93,255	$42,813
Adjustments:
Depreciation and amortization	48,404	51,805	50,327
Amortization of restricted stock	1,923	2,331	3,761
Undistributed earnings from unconsolidated companies	(1,377)	(2,167)	(3,214)
Mark-to-market adjustment for derivative instruments	(2,184)	(691)	(1,116)
(Gain) loss on sale of property, plant and equipment	2,050	(721)	1,465
Gain on sale of equity interest	—	(12,978)	(1,587)
Deferred income taxes	28,159	12,523	(10,840)
Changes in operating assets and liabilities, net:
Receivables	(15,440)	1,282	4,527
Inventories	11,756	(12,682)	14,493
Accounts payable	17,837	3,250	(2,176)
Accrued liabilities	3,388	(10,885)	(4,075)
Income taxes payable	(684)	7,395	(3,680)
Funding to qualified pension plans	(28,693)	(78,187)	(5,525)
Other	14,550	10,381	11,620

Net cash provided by (used in) operating activities	193,097	63,911	96,793

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(36,455)	(25,419)	(28,681)
Purchases of and investment in businesses	(16,526)	—	—
Proceeds from sale of property, plant and equipment	720	5,948	1,347
Proceeds from sale of equity interest	—	20,929	2,338
Marketable securities acquired	(586,050)	(550,684)	(194,241)
Proceeds from marketable securities	480,386	510,380	118,235

Net cash provided by (used in) investing activities	(157,925)	(38,846)	(101,002)

Cash Flows from Financing Activities:
Proceeds from long-term debt and other borrowings	—	—	130,628
Repayment of long-term debt and other borrowings	(7,291)	(139,096)	(67,790)
Debt issuance costs on recapitalization	—	—	(3,861)
Stock options exercised	34,650	14,666	175

Net cash provided by (used in) financing activities	27,359	(124,430)	59,152

Effect of exchange-rate changes on cash	3,022	7,679	9,938

Net increase (decrease) in cash and cash equivalents	65,553	(91,686)	64,881
Cash and cash equivalents, beginning of year	151,189	242,875	177,994

Cash and cash equivalents, end of year	$216,742	$151,189	$242,875

Cash payments for interest	$37,896	$44,203	$48,008
Cash payments for income taxes	$36,470	$12,219	$14,816
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(In thousands)

						Accumulated
						Other
	Common Stock		Additional			Comprehensive	Comprehensive
			Paid-In	Retained	Restricted	Income	Income
	Shares	Amount	Capital	Earnings	Stock	(Loss)	(Loss)	Total

Balance at December 29, 2002	58,296	$5,830	$342,911	$394,175	$(2,914)	$(115,866)	$—	$624,136

Net income	—	—	—	42,813	—	—	42,813	42,813
Other comprehensive income (loss):
Unrealized gain (loss) adjustment on securities net of taxes of $(112)	—	—	—	—	—	—	(208)	(208)
Minimum pension liability net of taxes of $7,695	—	—	—	—	—	—	12,556	12,556
Cumulative translation adjustment	—	—	—	—	—	—	48,477	48,477

Other comprehensive income (loss)	—	—	—	—	—	60,825	60,825	—

Comprehensive income	—	—	—	—	—	—	103,638	—

Stock options and incentive awards	179	18	3,027	—	(2,861)	—	—	184
Redemption of Shareholder Rights Plan	—	—	(292)	—	—	—	—	(292)
Amortization of restricted stock	—	—	—	—	3,761	—	—	3,761

Balance at December 31, 2003	58,475	$5,848	$345,646	$436,988	$(2,014)	$(55,041)	$—	$731,427

Net income	—	—	—	93,255	—	—	93,255	93,255
Other comprehensive income (loss):
Unrealized gain (loss) adjustment on securities net of taxes of $(23)	—	—	—	—	—	—	(42)	(42)
Minimum pension liability net of taxes of $15,216	—	—	—	—	—	—	27,302	27,302
Cumulative translation adjustment	—	—	—	—	—	—	28,322	28,322

Other comprehensive income (loss)	—	—	—	—	—	55,582	55,582	—

Comprehensive income	—	—	—	—	—	—	148,837	—

Stock options and incentive awards	878	87	21,165	—	(2,128)	—	—	19,124
Amortization of restricted stock	—	—	—	—	2,331	—	—	2,331

Balance at December 31, 2004	59,353	$5,935	$366,811	$530,243	$(1,811)	$541	$—	$901,719

Net income	—	—	—	113,408	—	—	113,408	113,408
Other comprehensive income (loss):
Unrealized gain (loss) adjustment on securities net of taxes of $(14)	—	—	—	—	—	—	(26)	(26)
Minimum pension liability net of taxes of $256	—	—	—	—	—	—	453	453
Cumulative translation adjustment	—	—	—	—	—	—	(8,025)	(8,025)

Other comprehensive income (loss)	—	—	—	—	—	(7,598)	(7,598)	—

Comprehensive income	—	—	—	—	—	—	105,810	—

Stock options and incentive awards	1,736	174	45,174	—	(2,210)	—	—	43,138
Amortization of restricted stock	—	—	—	—	1,923	—	—	1,923

Balance at December 31, 2005	61,089	$6,109	$411,985	$643,651	$(2,098)	$(7,057)	$—	$1,052,590

Preferred Stock: Authorized 1,000,000 shares, par value $0.10 per share. None issued.
Common Stock: Authorized 250,000,000 shares, par value $0.10 per share.
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

1.	Nature of Operations
      Thomas & Betts Corporation is a leading designer and manufacturer of connectors and components for electrical markets. The Corporation is also a leading producer of highly engineered steel structures used primarily for utility power lines, and industrial heating units. The Corporation has operations in approximately 20 countries. Manufacturing, marketing and sales activities are concentrated primarily in North America and Europe.
      The Corporation sells its products 1) through electrical, telephone, cable, and heating, ventilation and air-conditioning distributors; 2) directly to original equipment manufacturers and certain end-users; and 3) through mass merchandisers, catalog merchandisers and home improvement centers. Thomas & Betts pursues growth through market penetration, new product development, and acquisitions.

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
      Marketable Securities: Investments in marketable securities are stated at fair value. Fair value is determined using quoted market prices and, when appropriate, exchange rates at the end of the applicable reporting period. Unrealized gains and losses on marketable securities classified as available-for-sale are recorded in accumulated other comprehensive income, net of tax. The Corporation’s marketable securities include primarily auction-rate securities. The interest rates on these securities reset typically monthly to prevailing market rates, but may have longer stated maturities. Periods prior to 2005 reflected auction-rate securities as cash and cash equivalents.

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)
Prior periods information was reclassified, including the impacts on cash flows, to conform to the current year presentation. See Note 6.
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
      Goodwill and Other Intangible Assets: Goodwill consists principally of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases. Other intangible assets totaling $4.5 million, which are classified as other assets, consist primarily of estimated fair values for trade names and a distributor network, associated with an acquisition. These other intangible assets are considered to have indefinite lives and are not amortized.
      The Corporation follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires an annual impairment test of goodwill and indefinite lived intangible assets. The Corporation performs its annual impairment assessment in the fourth quarter of each year, unless circumstances dictate more frequent assessments. Under the

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
      The following table reflects activity for goodwill during the three years ended December 31, 2005:

	Balance		Other —	Balance
	at		Primarily	at
	Beginning	Goodwill	Currency	End
	of Year	Additions	Translation	of Year
(In thousands)
2005
Electrical	$402,058	$—	$(4,593)	$397,465
Steel Structures	60,533	4,226	—	64,759
HVAC	673	—	(87)	586

	$463,264	$4,226	$(4,680)	$462,810

2004
Electrical	394,168	$—	$7,890	$402,058
Steel Structures	60,533	—	—	60,533
HVAC	412	197	64	673

	$455,113	$197	$7,954	$463,264

2003
Electrical	$376,598	$—	$17,570	$394,168
Steel Structures	60,533	—	—	60,533
HVAC	44	309	59	412

	$437,175	$309	$17,629	$455,113

      Long-Lived Assets: The Corporation follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. For purposes of recognizing and measuring impairment of long-lived assets, the Corporation evaluates assets at the lowest level of identifiable cash flows for associated product groups. The Corporation reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of the primary asset in the associated product groups is less than the carrying amount of the assets, the assets are considered to be impaired. Impairment losses

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
      Pension and Postretirement Benefit Plans: The Corporation and its subsidiaries have several defined benefit pension plans covering substantially all employees. The Corporation follows the provisions of SFAS No. 87, “Employer’s Accounting for Pensions,” for the recognition of net periodic pension cost. Those plans generally provide pension benefits that are based on compensation levels and years of service. Minimum annual required contributions to the plans, if any, are based on laws and regulations of the applicable countries.
      The Corporation provides certain health-care and life insurance benefits to certain retired employees. The Corporation follows the provisions of SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions,” for the recognition of postretirement benefits. The Corporation is recognizing the estimated liability for those benefits over the estimated lives of the individuals covered, and is not pre-funding that liability. All of these plans are essentially closed to new entrants. Plan net gains and losses are amortized over a five-year period.
      The Corporation uses December 31 as the measurement date for its pension and post-retirement plans.
      Derivative Instruments: The Corporation is exposed to market risk from changes in raw material prices, foreign exchange rates and interest rates. At times, the Corporation may enter into various derivative instruments to manage certain of these risks. The Corporation does not enter into derivative instruments for speculative or trading purposes. The Corporation’s derivative instruments associated with foreign currencies and commodities have not previously been designated as hedging instruments and do not qualify for hedge accounting treatment and are therefore marked to market each period. Interest rate swaps qualify for the short-cut method of accounting for a fair value hedge under SFAS No. 133. See Note 7.
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
      Stock Options: At December 31, 2005, the Corporation had stock option plans that provide for the purchase of the Corporation’s common stock by its key employees and non-employee directors, which are described more fully in Note 9. The Corporation applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” established accounting and disclosure requirements using a fair-value-base method of accounting for stock-based employee compensation plans. As allowed under SFAS No. 123, the Corporation applied the intrinsic-value-based method of accounting described above, and provided only the disclosures required by SFAS No. 123.
      The following table illustrates the effect on net earnings and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	2005	2004	2003
(In thousands, except per share data)
Net earnings, as reported	$113,408	$93,255	$42,813
Deduct total incremental stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effects(a)	(3,647)	(4,297)	(4,991)

Proforma net earnings	$109,761	$88,958	$37,822

Earnings per share:
Basic — as reported	$1.89	$1.59	$0.73

Basic — proforma	$1.83	$1.52	$0.65

Diluted — as reported	$1.86	$1.57	$0.73

Diluted — proforma	$1.80	$1.50	$0.65

(a)	Does not include restricted stock expense that is already reported in net earnings. See Note 9.
      A valuation using the fair-value-based accounting method has been made for stock options issued in 2005, 2004, and 2003. That valuation was performed using the Black-Scholes option-pricing model.

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)
      The Corporation’s options were valued assuming:

	2005	2004	2003

Risk-free interest rate on issuance date	3.75%	3.00%	3.00%
Dividend yield	—%	—%	—%
Volatility	30%	35%	35%
Average expected option life	4 years	4 years	5 years
      The valuation determined a per-share weighted-average fair value for options granted during 2005, 2004, and 2003 of $8.71, $6.49, and $5.96, respectively.
Recently Issued Accounting Standards:
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires that compensation costs relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments used. The Corporation intends to adopt SFAS No. 123(R) during its first quarter of 2006. The impact of adopting SFAS No. 123(R) is expected to reduce full year 2006 earnings per diluted share by approximately $0.06.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 indicates that “abnormal” amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges (when actual production defect rates vary significantly from expected rates) and requires the allocation of fixed production overheads to inventory based on the “normal capacity”, as defined, of the production facilities. The Corporation intends to adopt SFAS No. 151 during its first quarter of 2006. The Corporation does not believe the impact of adopting SFAS No. 151 will be material.

3.	Acquisitions and Divestitures
      2005: The Corporation purchased the net operating assets of Southern Monopole in January 2005 for $16.5 million in cash. Southern Monopole manufactures steel poles used primarily for electrical transmission towers. An allocation of the purchase price to the assets and liabilities acquired has been performed in accordance with SFAS No. 141. Goodwill derived from the purchase price allocation is $4.2 million and has been assigned to the Steel Structures segment.
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

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

4.	Basic and Diluted Earnings Per Share
      The following is a reconciliation of the basic and diluted earnings per share computations:

	2005	2004	2003
(In thousands, except per share data)
Net earnings	$113,408	$93,255	$42,813

Basic shares:
Average shares outstanding	60,054	58,610	58,438

Basic earnings per share	$1.89	$1.59	$0.73

Diluted shares:
Average shares outstanding	60,054	58,610	58,438
Additional shares from the assumed exercise of stock options and vesting of restricted stock	1,011	747	9

	61,065	59,357	58,447

Diluted earnings per share	$1.86	$1.57	$0.73

      The Corporation had stock options that were out-of-the-money which were excluded because of their anti-dilutive effect. Such out-of-the-money options were 1,002,000 shares in 2005, 1,769,000 shares in 2004 and 5,535,000 shares of common stock in 2003.

5.	Income Taxes

Overview
      During 2005, the Corporation repatriated $200 million in foreign earnings from the excess cash of certain foreign subsidiaries pursuant to the American Jobs Creation Act of 2004. The Corporation recorded a U.S. federal income tax provision of $16.4 million as a result of the repatriation. In addition, the repatriation increased foreign tax credits by a net of $10.5 million, which has been fully offset by an increase in the valuation allowances. No net cash taxes resulted from the repatriation due to the use of net operating losses and foreign tax credits.
      Undistributed earnings of foreign subsidiaries amounted to $93 million at December 31, 2005. These earnings are considered to be indefinitely reinvested, and, accordingly, no provision for U.S. federal or state income taxes has been provided.
      The relationship of domestic and foreign components of earnings (loss) before income taxes is as follows:

	2005	2004	2003
(In thousands)
Domestic(a)(b)	$74,042	$72,370	$(6,334)
Foreign	101,818	55,460	54,079

	$175,860	$127,830	$47,745

(a)	Domestic earnings (loss) before income taxes in 2005, 2004 and 2003 included $36.2 million, $34.2 million and $39.3 million, respectively, of interest expense on indebtedness. The amount of interest expense related to foreign earnings (loss) is negligible.

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

5.	Income Taxes (Continued)

(b)	Domestic earnings before income taxes in 2004 included a $13 million gain on the sale of a minority interest in a European joint venture.
      The components of income tax provision (benefit) on earnings (loss) are as follows:

	2005	2004	2003
(In thousands)
Current
Federal	$2,481	$3,873	$1,344
Foreign	32,107	17,406	13,270
State and local	473	30	(214)

Total current provision (benefit)	35,061	21,309	14,400

Deferred
Domestic	30,405	15,415	(16,451)
Foreign	(3,014)	(2,149)	6,983

Total deferred provision (benefit)	27,391	13,266	(9,468)

	$62,452	$34,575	$4,932

      The reconciliation between the federal statutory tax rate and the Corporation’s effective tax rate on earnings (loss) is as follows:

	2005		2004	2003

Federal statutory tax rate	35.0%		35.0%	35.0%
Increase (reduction) resulting from:
State tax — net of federal tax benefit	6.7	(a)	(1.1)	(4.7)
Taxes on foreign earnings	(3.6)		(2.4)	3.8
Non-taxable income from Puerto Rico operations	(5.3)		(5.6)	(13.3)
Expiration of foreign tax credits	—		—	15.4
Increase in foreign tax credits	(6.0	)(a)	—	—
Change in valuation allowance	(0.4)		0.5	(9.7)
Tax audits and reassessment of tax exposures	(0.5)		(1.2)	(9.4)
Jobs ACT Repatriation	9.3		—	—
Other	0.3		1.8	(6.8)

Effective tax rate	35.5%		27.0%	10.3%

(a)	State tax of 6.7% and foreign tax credits of (6.0)% were fully offset by a change in the valuation allowance, and, as a result, had no net effect on the overall effective tax rate in 2005.

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

5.	Income Taxes (Continued)
      The components of the Corporation’s net deferred tax asset were:

	December 31,	December 31,
	2005	2004
(In thousands)
Deferred tax assets
Tax credit and loss carryforwards	$162,239	$184,711
Accrued employee benefits	9,880	10,433
Accounts receivable	8,286	7,611
Self insurance liability	5,351	4,647
Inventory	4,932	5,164
Environmental liabilities	3,772	4,373
Other	6,000	5,029

Total deferred tax assets	200,460	221,968
Valuation allowance	(83,330)	(83,935)

Net deferred tax assets	117,130	138,033

Deferred tax liabilities
Property, plant and equipment	(9,310)	(12,409)
Investments and foreign liabilities	(35,365)	(36,367)
Pension benefits and SEIP	(12,101)	(8,902)

Total deferred tax liabilities	(56,776)	(57,678)

Net deferred tax assets	$60,354	$80,355

      A detail of net deferred tax assets associated with tax credits and loss carryforwards is as follows:

	December 31,	Expiration
	2005	Dates
(In thousands)
Tax credit and loss carryforwards
U.S. federal net operating loss carryforwards	$65,011	2024
U.S. state net operating loss carryforwards	51,775	2024
U.S. foreign tax credits	15,425	2015
U.S. state income tax credits	9,960	2019
Foreign net operating loss carryforwards with no expiration dates	5,872	—
Foreign net operating loss carryforwards	3,307	2015
U.S. other	10,889	2019

Total tax credit and loss carryforwards	$162,239

      There is no valuation allowance on the $65 million U.S. federal net operating loss deferred tax asset as of December 31, 2005. The majority of the $83 million valuation allowance as of December 31, 2005, related to U.S. state net operating loss carryforwards and state income tax credits.

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

5.	Income Taxes (Continued)
      The gross amount of net operating loss carryforwards are $1.1 billion. The loss carryforwards are composed of $864 million of U.S. state net operating loss carryforwards, $186 million of U.S. federal net operating loss carryforwards and $30 million of foreign net operating loss carryforwards.

Valuation Allowances
      Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income and tax planning strategies, based on tax laws in effect as of December 31, 2005, will be sufficient to realize the recorded deferred tax assets, net of the existing valuation allowance at December 31, 2005. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management has identified certain tax planning strategies that it could utilize to avoid the loss carryforward expiring prior to their realization. These tax planning strategies include primarily sales of non-core assets. Projected future taxable income is based on management’s forecast of the operating results of the Corporation, and there can be no assurance that such results will be achieved. Management periodically reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize the net deferred tax assets, the Corporation will increase the valuation allowance by a charge to income tax expense in the period of such determination. Additionally, if events change in subsequent periods which indicate that a previously recorded valuation allowance is no longer needed, the Corporation will decrease the valuation allowance by providing an income tax benefit in the period of such determination.

6.	Fair Value of Financial Instruments
      The Corporation’s financial instruments include cash and cash equivalents, marketable securities, long-term debt and interest rate swap agreements. At certain times, the Corporation’s financial instruments include commodity contracts, foreign currency contracts and short-term borrowings. The carrying amounts of those financial instruments generally approximated their fair values at December 31, 2005 and 2004, except that, based on the borrowing rates available to the Corporation under current market conditions, the fair value of long-term debt (including current maturities) was approximately $557.2 million at December 31, 2005 and $580.9 million at December 31, 2004. See Note 8.

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

6.	Fair Value of Financial Instruments (Continued)
      The cost bases and fair market values of available-for-sale financial instruments at December 31, 2005 and 2004 were:

	Amortized	Gross	Gross	Fair
	Cost	Unrealized	Unrealized	Market
	Basis	Gains	Losses	Value
(In thousands)
As of December 31, 2005
Auction-rate securities	$291,550	$—	$—	$291,550
Mortgage-backed securities	583	21	—	604

	$292,133	$21	$—	$292,154

As of December 31, 2004
Auction-rate securities	$184,870	$—	$—	$184,870
Mortgage-backed securities	1,597	61	—	1,658

	$186,467	$61	$—	$186,528

      The mortgage-backed securities held at December 31, 2005, had contractual maturities ranging from one to approximately four years. The Corporation did not realize any significant gains or losses on its marketable securities during 2005, 2004 or 2003.

7.	Derivative Instruments
      The Corporation is exposed to market risk from changes in raw material prices, foreign-exchange rates, and interest rates. At times, the Corporation may enter into various derivative instruments to manage certain of those risks. The Corporation does not enter into derivative instruments for speculative or trading purposes.
Commodities Futures Contracts
      The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, copper, zinc, resins and rubber compounds. At times, some of the risk associated with usage of aluminum, copper and zinc is mitigated through the use of futures contracts that fix the price the Corporation will pay for a commodity. Commodities futures contracts utilized by the Corporation have not previously been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. Mark-to-market gains and losses for commodities futures, if any, are recorded in cost of sales. As of December 31, 2005, the Corporation had outstanding commodities futures contracts with a notional amount of $4.6 million and a market value which is recorded in prepaid expenses of $4.0 million. As of December 31, 2004, the Corporation had outstanding commodities futures contracts with a notional amount of $16.6 million and a market value which is recorded in prepaid expenses of $1.8 million. Cost of sales reflects gains of $2.2 million for 2005, $0.7 million for 2004, and $1.1 million for 2003, related to mark-to-market adjustments for commodities futures contracts.

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

7.	Derivative Instruments (Continued)
Forward Foreign Exchange Contracts
      From time to time, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of foreign currencies (principally European currencies). Forward foreign exchange contracts utilized by the Corporation have not previously been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. Mark-to-market gains and losses for forward foreign exchange contracts are recorded in other (expense) income, net. The Corporation had no outstanding forward sale or purchase contracts as of December 31, 2005 and December 2004. For 2005, 2004, and 2003 the Corporation had no mark-to-market adjustments for forward foreign exchange contracts.
Interest Rate Swap Agreements
      At times, the Corporation enters into interest rate swap agreements. As of December 31, 2005, the Corporation had outstanding interest rate swap agreements with a notional amount of $81.3 million relating to debt securities maturing June 2013. The interest rate swap agreements effectively convert fixed interest rates associated with its debt securities to floating interest rates based on the London Interbank Offered Rate (“LIBOR”) plus an applicable spread.
      The interest rate swaps qualify for the short-cut method of accounting for a fair value hedge under SFAS No. 133. The amount to be paid or received under the interest rate swap agreements is recorded as a component of net interest expense.
      At December 31, 2005, the net out-of-the-money fair value of the interest rate swaps was $5.0 million, which is comprised of $5.0 million classified in other long-term liabilities with an offsetting $5.0 million net decrease in the book value of the debt hedged. At December 31, 2004, the net out-of-the-money fair value of the interest rate swaps was $4.0 million, which is comprised of $4.0 million classified in other long-term liabilities with an off-setting $4.0 million net decrease in the book value of the debt hedged. Net interest expense reflects a benefit associated with these interest rate swap agreements of $0.4 million for 2005, $4.9 million for 2004, and $6.3 million for 2003.

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

8.	Debt
      The Corporation’s long-term debt at December 31, 2005 and 2004 was:

	December 31,	December 31,
	2005	2004
(In thousands)
Unsecured notes
6.50% Notes due 2006(a)	$150,035	$150,980
7.25% Notes due 2013(b)	119,988	121,303
Unsecured medium-term notes
6.63% Notes due 2008	114,684	114,787
6.39% Notes due 2009	149,835	149,919
Industrial revenue bonds	—	4,880
Other, including capital leases	3,417	4,046

Long-term debt (including current maturities)	537,959	545,915
Less current portion	150,804	2,830

Long-term debt	$387,155	$543,085

(a)	Paid in January 2006 from available cash resources.

(b)	See Note 7 regarding interest rate swap agreements.
      Principal payments due on long-term debt including capital leases in each of the five years subsequent to December 31, 2005 are $150.8 million, $0.6 million, $115.7 million, $150.7 million and $0.5 million, respectively.
      In June 2005, the Corporation amended its $175 million committed revolving credit facility with a bank group to increase the borrowing capacity to $200 million and to remove collateral requirements and eliminate restrictions on certain types of transactions. The amendment also extended the previous June 2006 maturity date to June 2010. The Corporation pays an annual commitment fee of 20.0 basis points to maintain this facility. The credit agreement contains customary covenants which could restrict the payment of dividends, investments, liens, certain types of additional debt and dispositions of assets if the Corporation fails to maintain its financial covenants and certain minimum levels of total availability under the facility. No borrowings were outstanding under this facility as of December 31, 2005. Any borrowings outstanding as of June 2010 would mature on that date.
      Outstanding letters of credit which reduced availability under the credit facility, amounted to $33.1 million at December 31, 2005. The letters of credit relate primarily to third-party insurance claims processing, existing debt obligations and certain tax incentive programs.
      Also in June 2005, the Corporation terminated its previous CAD$45 million (approximately US $36 million) committed revolving credit facility with a Canadian bank.
      The Corporation has a EUR10 million (approximately US$12 million) committed revolving credit facility with a European bank. The Corporation pays an annual unused commitment fee of

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

8.	Debt (Continued)
25.0 basis points on the undrawn balance to maintain this facility. This facility has an indefinite maturity and no borrowings were outstanding as of December 31, 2005.
      As of December 31, 2005, the Corporation’s aggregate availability of funds under its credit facilities is approximately $178.8 million, after deducting outstanding letters of credit. The Corporation has the option, at the time of drawing funds under any of the credit facilities, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank.
      Interest expense-net in the accompanying statements of operations includes interest income of $12.0 million in 2005, $4.7 million in 2004 and $4.2 million in 2003.

9.	Stock Option and Incentive Plans
      As of December 31, 2005, shares totaling 8,478,056 of the Corporation’s common stock were reserved for issuance associated with prior and future grants or awards under its equity compensation plans. As of December 31, 2005, the Corporation has an equity compensation plan for key employees and an equity compensation plan for non-employee directors.
      A summary of the options outstanding at December 31, 2005 follows:

	Options Outstanding
				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$14.88 - $20.00	865,798	6.14 Years	$17.90	676,453	$18.20
20.01 - 25.00	1,309,990	6.60 Years	20.94	368,373	21.06
25.01 - 40.00	967,902	6.15 Years	30.64	441,322	31.87
40.01 - 59.56	803,550	1.90 Years	46.40	803,550	46.40

14.88 - 59.56	3,947,240	5.43 Years	$27.84	2,289,698	$31.19

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

9.	Stock Option and Incentive Plans (Continued)
      The following is a summary of the option transactions for the years 2005, 2004 and 2003:

		Average
		Per Share
	Shares	Option Price

Balance at December 29, 2002	5,210,902	$27.83
Granted	811,816	16.74
Exercised	(9,153)	19.14
Terminated	(499,351)	29.69

Balance at December 31, 2003	5,514,214	$26.03
Granted	965,437	20.55
Exercised	(745,725)	19.67
Terminated	(480,346)	29.98

Balance at December 31, 2004	5,253,580	$25.56
Granted	555,801	29.62
Exercised	(1,652,763)	20.96
Terminated	(209,378)	30.15

Balance at December 31, 2005	3,947,240	$27.84

Exercisable at December 31, 2003	3,127,566	$30.93
Exercisable at December 31, 2004	3,364,401	$28.81
Exercisable at December 31, 2005	2,289,698	$31.19
May 2004 Equity Compensation Plans
      In May 2004, the Corporation’s shareholders approved its Equity Compensation Plan. Under the Equity Compensation Plan, which expires in 2014, unless earlier terminated, the Corporation may grant to key employees options for up to 3,000,000 shares of common stock and restricted stock awards for up to 500,000 shares of common stock. Option grants to purchase common stock for cash have a term not to exceed 10 years and are at a price not less than the fair market value on the grant date. The value of restricted stock awards is recorded as compensation expense over the vesting period. During 2005, the Corporation granted options for 540,529 shares of common stock and restricted stock awards for 74,725 shares of common stock. During 2004, the Corporation granted options for 8,271 shares of common stock and restricted stock awards for 3,504 shares of common stock. For grants under the plan, restricted stock awards vest in three years after the grant date and options to purchase common stock vest in one-third increments beginning on the anniversary of the date of grant.
      In May 2004, the Corporation’s shareholders approved its Non-Employee Directors Equity Plan. Under the Non-Employee Directors Equity Plan, which expires in 2014, unless earlier terminated, the Corporation may grant to non-employee directors options for up to 750,000 shares of common stock, restricted stock awards for up to 100,000 shares of common stock, unrestricted stock awards for up to 100,000 shares of common stock, and stock credits for up to 750,000 shares of common stock. Option grants to purchase common stock for cash have a term not to exceed 10 years and are at a price not less than the fair market value on the grant

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

9.	Stock Option and Incentive Plans (Continued)
date. During 2005, the Corporation granted options for 15,272 shares of common stock and restricted stock awards for 7,832 shares of common stock. During 2004, the Corporation granted options for 35,040 shares of common stock and restricted stock awards for 9,450 shares of common stock. For grants under the plan, restricted stock awards and options to purchase common stock vest in one year after the grant date. The value of restricted stock awards is expensed at the time of grant. Stock credits are granted for elective or non-elective fee deferrals, as defined, and do not constitute shares of common stock. Stock credits may be distributed in cash or stock, as determined by the Corporation after a director’s retirement date.
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
      Upon a change of control, as defined in the Corporation’s plans, the restrictions applicable to restricted shares immediately lapse and all outstanding stock options will become fully vested and immediately exercisable.
Recognized Tax Benefits
      During 2005 and 2004, the Corporation recognized tax benefits of $7.6 million and $3.4 million related to the exercise of stock options and the vesting of restricted stock. Related income tax benefits in 2003 were immaterial. This benefit was credited directly to Additional Paid-In Capital.

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

10.	Pension and Postretirement Benefits
      The following is information regarding the Corporation’s 2005 and 2004 pension benefit and postretirement benefit obligations:

			Postretirement
	Pension Benefits		Benefits

	2005	2004	2005	2004
(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$347,863	$315,430	$17,241	$16,698
Service cost	10,403	9,268	65	18
Interest cost	20,419	18,442	978	986
Plan participant’s contributions	117	118	—	—
Plan amendments	—	513	—	—
Actuarial loss (gain)	25,483	22,488	3,134	1,312
Foreign-exchange impact	(5,376)	3,853	—	—
Acquisitions and other	—	3,211	—	—
Settlements	(262)	—	—	—
Benefits paid	(17,793)	(25,460)	(2,007)	(1,773)

Benefit obligation — end of year	380,854	347,863	19,411	17,241

Change in plan assets
Fair value of plan assets at beginning of year	300,193	212,396	—	—
Actual return on plan assets	29,110	21,198	—	—
Employer contributions:
Qualified pension plans	28,693	78,187	—	—
Non-qualified pension plans	1,419	9,889	—	—
Postretirement benefit plans	—	—	2,007	1,773
Plan participants’ contributions	117	118	—	—
Foreign-exchange impact	(5,213)	3,181	—	—
Acquisitions and other	—	684	—	—
Settlements	(262)	—	—	—
Benefits paid	(17,793)	(25,460)	(2,007)	(1,773)

Fair value of plan assets — end of year	336,264	300,193	—	—

Funded status:
Benefit obligation in excess of plan assets	44,590	47,670	19,411	17,241
Unrecognized:
Net transition asset (obligation)	121	121	(5,365)	(6,131)
Prior service gain (cost)	(8,371)	(10,175)	1,050	1,454
Plan net gain (loss)	(98,748)	(87,873)	(3,269)	(533)

Net amount recognized	$(62,408)	$(50,257)	$11,827	$12,031

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

10.	Pension and Postretirement Benefits (Continued)
      The Corporation’s recognized pension and postretirement benefits for 2005 and 2004 included the following components:

			Postretirement
	Pension Benefits		Benefits

	2005	2004	2005	2004
(In thousands)
Prepaid benefit cost	$(76,187)	$(59,261)	$—	$—
Accrued benefit liability	23,079	20,571	11,827	12,031
Accumulated other comprehensive income	(5,015)	(5,725)	—	—
Intangible asset	(4,285)	(5,842)	—	—

Net amount recognized	$(62,408)	$(50,257)	$11,827	$12,031

      The accumulated benefit obligation for all pension plans was $354.3 million at December 31, 2005 and $316.8 million at December 31, 2004.
      Assumed weighted-average rates used in determining the benefit obligations were:

	Pension Benefits		Postretirement Benefits

	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004

Discount rate	5.65%	5.71%	5.50%	5.75%
Rate of increase in compensation level	4.40%	4.39%	—%	—%
      Reflected in the weighted-average rates above used in determining the benefit obligations are the U.S. discount rates of 5.75% for 2005 and 2004.
      The following information is for pension plans with plan assets in excess of accumulated benefit obligation:

	December 31,	December 31,
	2005	2004
(In thousands)
Projected benefit obligation	$347,753	$316,841
Accumulated benefit obligation	328,731	292,447
Fair value of plan assets	331,766	295,497
      The following information is for pension plans with plan assets less than accumulated benefit obligation:

	December 31,	December 31,
	2005	2004
(In thousands)
Projected benefit obligation	$33,101	$31,022
Accumulated benefit obligation	25,549	24,347
Fair value of plan assets	4,498	4,696
      The Corporation maintains non-qualified supplemental pension plans covering certain key executives, which provide for benefit payments that exceed the limit for deductibility imposed by

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements
10.                        Pension and Postretirement Benefits (Continued)
income tax regulations. The benefit obligation related to these unfunded plans was $25.4 million at December 31, 2005 and $23.0 million at December 31, 2004.
      Net periodic cost for the Corporation’s pension and postretirement benefits for 2005, 2004 and 2003 included the following components:

	Pension Benefits			Postretirement Benefits

	2005	2004	2003	2005	2004	2003
(In thousands)
Service cost — benefits earned during the period	$10,403	$9,268	$7,916	$65	$18	$17
Interest cost on projected benefit obligation	20,419	18,442	17,847	978	986	1,025
Expected return on plan assets	(23,683)	(17,933)	(16,332)	—	—	—
Net amortization of unrecognized:
Transition obligation (asset)	(12)	(14)	(32)	767	767	766
Prior service cost (gain)	992	1,036	1,087	(224)	(233)	(233)
Plan net loss (gain)	5,946	3,874	2,902	218	(27)	(481)
Curtailment and settlement loss(a)	1,762	1,916	2,163	—	—	—

Net periodic pension cost	$15,827	$16,589	$15,551	$1,804	$1,511	$1,094

(a)	Curtailment and settlement losses are primarily associated with the retirement of former executive officers.
      The following table reflects the change in the Corporation’s shareholders’ equity and other comprehensive income for minimum pension liabilities:

				Postretirement
	Pension Benefits			Benefits

	2005	2004	2003	2005	2004	2003
(In thousands)
Decrease in minimum liability, net	$(453)	$(27,302)	$(12,556)	$—	$—	$—
      At December 31, 2005, the Corporation’s major active qualified pension plans were funded up to their accumulated benefit obligation. Our funding to all qualified pension plans was $29 million in 2005, $78 million in 2004 and $6 million in 2003. As a result of funding in 2005 and 2004, we expect required contributions to our qualified pension plans will be minimal in 2006.

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

10.	Pension and Postretirement Benefits (Continued)
      The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are as follows:

		Post-
	Pension	retirement
	Benefits	Benefits
(In millions)
2006	$19.1	$1.9
2007	18.5	1.9
2008	19.5	1.9
2009	20.3	1.9
2010	21.2	1.8
2011 — 2015	132.0	7.9

Total expected benefit payments	$230.6	$17.3

      Assumed weighted-average rates used in determining the net periodic pension cost were:

				Postretirement
	Pension Benefits			Benefits

	2005	2004	2003	2005	2004	2003

Discount rate	5.71%	5.96%	6.66%	5.75%	6.00%	6.75%
Rate of increase in compensation level	4.39%	4.40%	4.40%	—%	—%	—%
Expected long-term rate of return on plan assets	8.15%	8.61%	8.66%	—%	—%	—%
      Reflected in the weighted-average rates above used in determining the net periodic benefit cost are the U.S. discount rate of 5.75% for 2005, 6.00% for 2004 and 6.75% for 2003, and the U.S. expected long-term rate of return on plan assets of 8.25% for 2005 and 8.75% for 2004 and 2003.
      Certain actuarial assumptions, such as the assumed discount rate, the long-term rate of return and the assumed health care cost trend rates have an effect on the amounts reported for net periodic pension and postretirement medical benefit expense as well as the respective benefit obligation amounts. The Corporation reviews external data and its own historical trends for health care costs to determine the health care cost trend rates for the postretirement medical benefit plans. The assumed discount rates represent long-term high quality corporate bond rates. The long-term rates of return used by the Corporation take into account historical investment experience over a multi-year period, as well as, mix of plan asset investment types, current market conditions, investment practices of our Retirement Plans Committee, and advice from our actuaries.

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

10.	Pension and Postretirement Benefits (Continued)
      The assumed health care cost trend rates at December 31, 2005 and 2004 are:

	2005	2004

Health care cost trend rate assumed for next year	11.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2012	2010
      Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease
(In thousands)
Effect on total of service and interest cost	$66	$(57)
Effect on postretirement benefit obligation	961	(838)
      The Corporation’s pension plan weighted-average asset allocations at December 31, 2005 and 2004, by asset category are as follows:

	Plan Assets

	At December 31,	At December 31,
	2005	2004

Asset Category
Short-term investments	15%	9%
U.S. domestic equity securities	32%	33%
International equity securities	21%	14%
Debt securities	23%	35%
Other	9%	9%

Total	100%	100%

      The financial objectives of the Corporation’s investment policy are to maximize returns in order to minimize contributions and long-term cost of funding pension liabilities, within reasonable and prudent levels of risk, to match liability growth with the objective of fully funding benefits as they accrue and to achieve annualized returns in excess of the policy benchmark. The Corporation’s asset allocation targets are 34% U.S. domestic equity securities, 22% international equity securities, 26% fixed income and high yield debt securities and 18% other. As of December 31, 2005 and 2004, no pension plan assets were directly invested in Thomas & Betts Corporation common stock.
Other Benefits
      The Corporation sponsors defined contribution plans for its U.S. employees for which the Corporation’s contributions are based on a percentage of employee contributions. The cost of these plans was $3.5 million in 2005, $3.4 million in 2004, and $3.4 million in 2003.

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

11.	Leases
      The Corporation and its subsidiaries are parties to various leases relating to plants, distribution facilities, office facilities, vehicles and other equipment. Related real estate taxes, insurance and maintenance expenses are normally obligations of the Corporation. Capitalized leases are not significant.
      Future minimum payments under non-cancelable operating leases consisted of the following at December 31, 2005:

Operating
Leases
(In thousands)
2006	$12,775
2007	9,334
2008	7,580
2009	6,213
2010	5,799
Thereafter	17,802

Total minimum operating lease payments	$59,503

      Rent expense for operating leases was $22.9 million in 2005, $22.0 million in 2004, and $23.4 million in 2003.

12.	Other Financial Data
Other Operating Expense (Income), Net
      During 2003, the Corporation recognized a benefit of $8.9 million from the favorable settlement of a commercial lawsuit. Payment for the settlement was received in 2003. The Corporation also recognized $3.5 million of income from insurance proceeds in 2003.
Other Financial Disclosures
      Research, development and engineering expenditures invested in new and improved products and processes were $22.9 million in 2005, $21.6 million in 2004 and $19.6 million in 2003. These expenditures are included in cost of sales.
      The Corporation expenses the cost of advertising as it is incurred. Total advertising expense was $17.5 million in 2005, $16.6 million in 2004 and $16.5 million in 2003.
      Accrued liabilities included salaries, fringe benefits and other compensation of $49.6 million in 2005 and $45.0 million in 2004.

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

12. Other Financial Data (Continued)
      The following table reflects activity for accounts receivable allowances, sales discounts and allowances, quantity and price rebates, and bad debts during the three years ended December 31, 2005:

	Balance at			Balance at
	Beginning			End
	of Year	Provisions	Deductions	of Year
(In thousands)
2003	$60,143	$146,799	$(151,343)	$55,599
2004	$55,599	$185,644	$(172,596)	$68,647
2005	$68,647	$211,284	$(203,257)	$76,674
Equity Method Investments
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

	2005	2004(a)	2003(b)
(In millions)
Net sales	$8	$47	$60
Gross profit	4	14	19
Net earnings	3	4	6
Current assets	8	7	30
Non-current assets	3	3	15
Current liabilities	1	1	15
Non-current liabilities	—	—	4

(a)	The Corporation sold its 49.9% interest in Euromold NV in September 2004. The information reflected above includes results for the nine months ended September 30, 2004.

(b)	The Corporation sold its 50% interest in Fujimold Ltd. in December 2003. The information reflected above includes a full year of results for 2003.
Cost Method Investment
      In 1994, the Corporation purchased a minority interest (29.1% of the outstanding common stock representing 23.55% of the voting common stock) in Leviton Manufacturing Co., Inc., a leading U.S. manufacturer of wiring devices, for approximately $51 million consisting of cash and common stock. Through 2001, the Corporation accounted for the investment under the equity method. In 2002, the Corporation determined that it no longer had the ability to influence the operating and financial policies of Leviton and, therefore, adopted the cost method of accounting. The carrying value of the investment was approximately $110 million at December 31, 2005 and 2004.

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

12.	Other Financial Data (Continued)
Comprehensive Income
      The following table summarizes the components of accumulated other comprehensive income, net of taxes.

	December 31,	December 31,
	2005	2004
(In thousands)
Cumulative translation adjustment	$7,002	$15,027
Minimum pension liability	(14,072)	(14,525)
Valuation allowance — marketable securities	13	39

Accumulated other comprehensive income	$(7,057)	$541

Stock Purchase Rights
      In 2003, the Corporation’s Board of Directors terminated the Shareholders Rights Plan. The rights were redeemed for $0.3 million cash ($0.005 per right) from shareholders of record on October 30, 2003. The payment was recorded as a reduction of paid-in capital.

13.	Segment and Other Related Disclosures
      The Corporation has three reportable segments: Electrical, Steel Structures and HVAC. The Electrical segment designs, manufactures and markets thousands of different electrical connectors, components and other products for electrical, utility and communications applications. The Steel Structures segment designs, manufactures and markets tubular steel transmission and distribution poles and lattice steel transmission towers for North American power companies. The HVAC segment designs, manufactures and markets heating and ventilation products for commercial and industrial buildings.
      The Corporation’s reportable segments are based primarily on product lines and represent the primary mode used to assess allocation of resources and performance. The Corporation evaluates its business segments primarily on the basis of segment earnings, with segment earnings defined as earnings from continuing operations before interest, taxes and certain other charges. The Corporation has no material inter-segment sales. General corporate assets not allocated to segments are principally cash, marketable securities and income tax related assets.

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

13.	Segment and Other Related Disclosures (Continued)
Segment Information

	2005	2004	2003
(In thousands)
Net Sales
Electrical	$1,377,338	$1,253,990	$1,114,852
Steel Structures	185,995	139,633	93,534
HVAC	132,050	122,669	113,911

Total	$1,695,383	$1,516,292	$1,322,297

Segment Earnings
Electrical	$161,823	$120,289	$65,433
Steel Structures	28,998	15,704	6,354
HVAC	14,551	10,292	8,226

Total	$205,372	$146,285	$80,013

Capital Expenditures
Electrical	$32,042	$22,263	$25,929
Steel Structures	3,414	858	1,009
HVAC	999	2,298	1,743

Total	$36,455	$25,419	$28,681

Depreciation and Amortization
Electrical	$41,262	$45,183	$44,149
Steel Structures	3,462	2,951	2,458
HVAC	3,680	3,671	3,720

Total	$48,404	$51,805	$50,327

Total Assets
Electrical	$1,105,728	$1,121,585	$1,090,563
Steel Structures	130,508	116,047	102,263
HVAC	59,547	61,900	61,124

Total	$1,295,783	$1,299,532	$1,253,950

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

13.	Segment and Other Related Disclosures (Continued)
      The following are reconciliations of the total of reportable segments to the consolidated company:

	2005	2004	2003
(In thousands)
Earnings Before Income Taxes
Total reportable segment earnings	$205,372	$146,285	$80,013
Interest expense, net	(25,214)	(30,608)	(36,879)
Other operating (expense) income, net	—	—	12,325
Other (expense) income, net	(4,298)	(825)	(1,772)
Gain on sale of equity interest	—	12,978	1,587
Certain other adjustments(a)	—	—	(7,529)

Earnings before income taxes	$175,860	$127,830	$47,745

Total Assets
Total from reportable segments	$1,295,783	$1,299,532	$1,253,950
General corporate	624,613	456,220	528,675

Total	$1,920,396	$1,755,752	$1,782,625

(a)	2003 includes $3.7 million of expenses associated with the closing of a U.S. satellite distribution center and $3.9 million of expenses related to the retirement of the Corporation’s former CEO.

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

14.	Financial Information Relating to Operations in Different Geographic Areas
      The Corporation conducts business in three principal areas: U.S., Canada and Europe. Net sales are attributed to geographic areas based on location of customer.

	2005	2004	2003
(In thousands)
Net Sales
U.S.	$1,129,124	$1,024,232	$904,450
Canada	321,405	263,090	216,073
Europe	197,766	186,111	165,587
Other foreign countries	47,088	42,859	36,187

Total	$1,695,383	$1,516,292	$1,322,297

Long-lived Assets
U.S.	$670,071	$651,261	$651,655
Canada	116,720	113,896	110,157
Europe	118,177	131,823	108,906
Other foreign countries	29,561	32,579	34,688

Total	$934,529	$929,559	$905,406

15.	Contingencies
Legal Proceedings
Kaiser Litigation
      By July 2000, Kaiser Aluminum, its property insurers, 28 Kaiser injured workers, nearby businesses and a class of 18,000 residents near the Kaiser facility in Louisiana, filed product liability and business interruption cases against the Corporation and six other defendants in Louisiana state court seeking damages in excess of $550 million. These cases alleged that a Thomas & Betts cable tie mounting base failed thereby allowing bundled cables to come in contact with a 13.8 kv energized bus bar. This alleged electrical fault supposedly initiated a series of events culminating in an explosion, which leveled 600 acres of the Kaiser facility. Additionally, the nearby businesses have made demands for unspecified damages, but to date, no discovery has taken place.
      A seven-week trial in the fall 2001 resulted in a jury verdict in favor of the Corporation. However, 13 months later, the trial court overturned that verdict in granting plaintiffs’ judgment notwithstanding the verdict motions. In December 2002, the trial court judge found the Thomas & Betts’ product, an adhesive backed mounting base, to be unreasonably dangerous and therefore assigned 25% fault to T&B. The judge set the damages for an injured worker at $20 million and the damages for Kaiser at $335 million. The judgment did not address damages for nearby businesses or 18,000 residents near the Kaiser facility. The Corporation’s 25% allocation is $88.8 million, plus legal interest. The Corporation has appealed this ruling.

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

15.	Contingencies (Continued)
Management believes there are meritorious defenses to the claim and intends to contest the litigation vigorously.
      The appeal required a bond in the amount of $104 million (the judgment plus legal interest). Plaintiffs successfully moved the trial court to increase the bond to $156 million. The Corporation’s liability insurers have secured the $156 million bond. The case has been briefed and in January 2006 argued before the Louisiana intermediate appellate court. The Corporation is currently awaiting a decision.
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
      In 2004, the Corporation and the class of 18,000 residents reached settlement for claims by the class members. The settlement extinguishes the claims of all class members and includes indemnity of the Corporation against future potential claims asserted by class members or those class members who opted out of the settlement process. Also in 2004, the court approved the class settlement at a fairness hearing. The $3.75 million class settlement amount has been paid directly by an insurer of the Corporation into a trust for the benefit of class members.
Asbestos Cases
      The Corporation and one subsidiary, Amerace Corporation, acquired in 1995, are subject to asbestos lawsuits in five states, related to either undefined and unidentified or historic products. In all cases, the Corporation is investigating these allegations. Amerace is one of hundreds of defendants and the Corporation is one of dozens of defendants in each case. No asbestos containing product of Amerace or Thomas & Betts has been identified in these cases to date. In the Amerace cases, more than fifty lawsuits have already been dismissed. Potential exposure at this time, if any, cannot be estimated. Management believes, however, that there is no merit to these claims, that damages, if any, are remote and believes that a loss is not probable in any of these cases. Insurance coverage is available in connection with these claims. All asbestos lawsuits involving the Corporation’s subsidiary, L.E. Mason (Red Dot), were dismissed in 2005.
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

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

15.	Contingencies (Continued)
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
      The Corporation’s accrual for probable environmental costs was approximately $11 million at December 31, 2005 and $13 million at December 31, 2004. The Corporation is not able to predict the extent of its ultimate liability with respect to all of its pending or future environmental matters. However, the Corporation does not believe that any additional liability with respect to these environmental matters will be material to its financial position, results of operations or liquidity.
Guarantee and Indemnification Arrangements
      The Corporation follows the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation requires the Corporation to recognize the fair value of guarantee and indemnification arrangements issued or modified by the Corporation, if these arrangements are within the scope of that Interpretation. In addition, under previously existing generally accepted accounting principles, the Corporation continues to monitor the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees and indemnifications when those losses are estimable.

Thomas & Betts Corporation and Subsidiaries
Notes To Consolidated Financial Statements

15.	Contingencies (Continued)
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
      The following table provides the changes in the Corporation’s accruals for estimated product warranties:

	2005	2004
(In thousands)
Balance at beginning of year	$1,588	$1,543
Liabilities accrued for warranties issued during the year	872	842
Deductions for warranty claims paid during the period	(1,313)	(1,424)
Changes in liability for pre-existing warranties during the year, including expirations	331	627

Balance at end of year	$1,478	$1,588

      In conjunction with the divestiture of the Corporation’s Electronics OEM business to Tyco Group S.A.R.L. in July 2000, the Corporation provided an indemnity to Tyco associated with environmental liabilities that were not known as of the sale date. Under this indemnity, the Corporation is liable for subsequently identified environmental claims up to $2 million. Additionally, the Corporation as of December 31, 2005, is liable for 50% of subsequently identified environmental claims that exceed $2 million and such liability declines to zero in July 2007. To date environmental claims by Tyco have been negligible.

Thomas & Betts Corporation and Subsidiaries
SUPPLEMENTARY FINANCIAL DATA

	2005		2004
(In thousands, except per share data)
	(Unaudited)
First Quarter
Net sales	$392,186		$352,988
Gross profit	111,046		99,699
Net earnings	24,408		15,612
Per share net earnings(a)
Basic	0.41		0.27
Diluted	0.40		0.27

Second Quarter
Net sales	$418,090		$368,973
Gross profit	120,018		107,254
Net earnings	28,393		19,969
Per share net earnings(a)
Basic	0.47		0.34
Diluted	0.47		0.34

Third Quarter
Net sales	$442,071		$394,211
Gross profit	134,513		109,974
Net earnings	34,838		33,428	(c)
Per share net earnings(a)
Basic	0.58		0.57	(c)
Diluted	0.57		0.56	(c)

Fourth Quarter
Net sales	$443,036		$400,120
Gross profit	134,550		114,215
Net earnings	25,769	(b)	24,246
Per share net earnings(a)
Basic	0.42	(b)	0.41
Diluted	0.42	(b)	0.40

(a)	Basic per share amounts are based on average shares outstanding in each quarter. Diluted per share amounts reflect potential dilution from stock options and vesting of restricted stock, when applicable.
(b)	The fourth quarter 2005 includes an income tax charge of $16.4 million ($0.27 per share) related to the repatriation of $200 million in foreign earnings.
(c)	The third quarter 2004 includes a $13.0 million pre-tax gain ($0.14 per share) from the sale of a minority interest in an European joint venture.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

Item 9A.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
      We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer who certify the Company’s financial reports.
      Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report and they have concluded that these controls and procedures are effective to ensure that the information required to be disclosed under the Securities Exchange Act of 1934 is disclosed within the time periods specified by SEC rules.
(b) Management’s Annual Report on Internal Control over Financial Reporting
      Management’s report on internal controls over financial reporting is on page 38 of this Form 10-K and is incorporated by reference.
(c) Attestation Report of the Registered Public Accounting Firm
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent accounting firm, as stated in their report on page 40 of this Form 10-K and is incorporated by reference.
(d) Changes in Internal Control over Financial Reporting
      There have been no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
      None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS	DIRECTORS

Dominic J. Pileggi
Chairman of the Board, President
and Chief Executive Officer

Kenneth W. Fluke
Senior Vice President and Chief
Financial Officer

Christopher P. Hartmann
President — Electrical Division

J.N. Raines
Vice President — General Counsel
and Secretary

Stanley P. Locke
Vice President — Controller	Dominic J. Pileggi
Chairman of the Board, President
and Chief Executive Officer
Director since 2004

Ernest H. Drew
Former Chief Executive Officer
Industries and Technology Group
Westinghouse Electric Corporation
Director since 1989(1)(2)( *)

Jeananne K. Hauswald
Managing Director
Solo Management Group, LLC
Director since 1993(3)

Dean Jernigan
President of Jernigan Property
Group, LLC
Director since 1999(3)

Ronald B. Kalich, Sr.
President and Chief Executive
Officer FastenTech, Inc.
Director since 1998(3)*	Kenneth R. Masterson
Former Executive Vice President, General Counsel and Secretary
FedEx Corporation
Director since 1993(1)(2)(4)

Jean-Paul Richard
Chairman of the Board and
Chief Executive Officer
H-E Parts, International
Director since 1996(1)(* )

David D. Stevens
Chief Executive Officer
Accredo Health,
Incorporated
Director since 2004(1)(2)

William H. Waltrip
Chairman of Technology Solutions
Company
Director since 1983(3)

(1)	Audit Committee

(2)	Nominating and Governance Committee

(3)	Compensation Committee

(4)	Lead Director effective January 2006

(*)	Committee Chair
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
      As of December 31, 2005, we had the following compensation plans under which common stock may be issued.

			Number of securities
			remaining available
			for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in
	warrants and rights	warrants and rights	column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders
Equity Compensation Plan	529,702	$29.50	2,891,402
Non-employee Directors Equity Compensation Plan	43,304	26.36	1,639,414
1993 Management Stock Ownership Plan	2,394,702	30.84	—
Equity compensation plans not approved by security holders
Deferred Fee Plan for Non-employee Directors	43,551	—	—
Non-employee Directors Stock Option Plan	94,934	21.34	—
2001 Stock Incentive Plan	884,598	19.47	—

Total	3,990,791	$27.84	4,530,816

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
      The information required by this item appears in the section entitled “Certain Relationships and Related Transactions” in the definitive Proxy Statement for our Annual Meeting of Shareholders and is incorporated herein by reference in response to this item.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The sections entitled “Independent Registered Public Accounting Firm’s Fees” and “Pre-Approval Policies and Procedures” in the definitive Proxy Statement for our Annual Meeting of Shareholders, are incorporated by reference.
PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      The following documents are filed as a part of this Report:
      1. Financial Statements

The following financial statements, related notes and report of the independent auditor are filed with this Annual Report in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for 2005, 2004 and 2003

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Cash Flows for 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for 2005, 2004 and 2003

Notes to Consolidated Financial Statements
      2. Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material, or the required information is included in the financial statements listed above or the notes.
      3. Exhibits

The Exhibit Index on pages E-1 through E-4 is incorporated by reference.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Thomas & Betts Corporation
(Registrant)
Date: February 27, 2006

By:	/s/ Dominic J. Pileggi

Dominic J. Pileggi
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dominic J. Pileggi Dominic J. Pileggi	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2006

/s/ Ernest H. Drew Ernest H. Drew	Director	February 27, 2006

/s/ Jeananne K. Hauswald Jeananne K. Hauswald	Director	February 27, 2006

/s/ Dean Jernigan Dean Jernigan	Director	February 27, 2006

/s/ Ronald B. Kalich, Sr. Ronald B. Kalich, Sr.	Director	February 27, 2006

/s/ Kenneth R. Masterson Kenneth R. Masterson	Director	February 27, 2006

/s/ Jean-Paul Richard Jean-Paul Richard	Director	February 27, 2006

/s/ David D. Stevens David D. Stevens	Director	February 27, 2006

/s/ William H. Waltrip William H. Waltrip	Director	February 27, 2006

Signature	Title	Date

/s/ Kenneth W. Fluke Kenneth W. Fluke	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2006

/s/ Stanley P. Locke Stanley P. Locke	Vice President — Controller	February 27, 2006

PART IV
EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Charter of Thomas & Betts Corporation (Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Thomas & Betts Corporation (Filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
4.2	Supplemental Indenture dated as of May 2, 1996, between Thomas & Betts Corporation and First Trust of New York, as Trustee (Filed as Exhibit 4.3 to the Registration Statement on Form 8-B filed May 2, 1996 and incorporated herein by reference).
4.3	Second Supplemental Indenture dated as of February 10, 1998, between Thomas & Betts Corporation and The Chase Manhattan Bank, as Trustee (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 2, 1998 and incorporated herein by reference).
4.4	Third Supplemental Indenture dated as of May 7, 1998 between Thomas & Betts Corporation and The Chase Manhattan Bank, as Trustee (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 4, 1998 and incorporated herein by reference).
4.5	Trust Indenture dated as of August 1, 1998 between Thomas & Betts Corporation and The Bank of New York, as Trustee (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 3, 1999 and incorporated herein by reference).
4.6	Supplemental Indenture No. 1 dated February 10, 1999, between Thomas and Betts Corporation and The Bank of New York, a Trustee (Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 3, 1999 and incorporated herein by reference).
4.7	Supplemental Indenture No. 2 dated May 27, 2003, between Thomas & Betts Corporation and The Bank of New York, as Trustee (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 27, 2003 and incorporated herein by reference).
10.1†	Thomas & Betts Corporation 1993 Management Stock Ownership Plan, as amended through June 5, 2001, and Forms of Grant Agreement (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001 and incorporated herein by reference).
10.2†	Pension Restoration Plan, as amended and restated, effective December 31, 2000 (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 and incorporated herein by reference.).
10.3†	Retirement Plan for Non-employee Directors, as amended December 3, 1997 (Filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997 and incorporated herein by reference).

Exhibit No.	Description of Exhibit

10.4†	Deferred Fee Plan for Non-employee Directors as amended and restated effective May 6, 1998 (Filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999 and incorporated herein by reference).
10.5†	Supplemental Executive Investment Plan, as amended and restated effective January 1, 1997 (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).
10.6†	Restricted Stock Plan for Non-employee Directors as amended March 7, 2003 (Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10.7†	Non-employee Directors Stock Option Plan and Form of Stock Option Agreement, as amended March 9, 2001 (Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).
10.8†	Thomas & Betts Corporation 2001 Stock Incentive Plan (Filed as Exhibit 10.1 to our Registration Statement on Form S-8 dated May 2, 2001 (File No. 333-60074), and incorporated herein by reference).
10.9†	Form of Termination Protection Agreement (Filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10.10†	Form of Termination Protection Agreement (Filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10.11†	Executive Retirement Plan, as amended February 4, 2004 (Filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10.12†	Retirement Agreement of T. Kevin Dunnigan dated December 2, 2003 (Filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K dated December 4, 2003 and incorporated herein by reference).
10.13†	Letter Agreement dated October 19, 2004, amending the Retirement Agreement of T. Kevin Dunnigan (Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 and incorporated herein by reference).
10.14†	Nonemployee Directors Equity Compensation Plan (Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10.15†	Form of Non-Qualified Stock Option Agreement pursuant to the Thomas & Betts Corporation Nonemployee Directors Equity Compensation Plan (Filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K dated August 31, 2004 and incorporated herein by reference).
10.16†	Equity Compensation Plan (Filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

Exhibit No.	Description of Exhibit

10.17†	Form of Restricted Stock Agreement pursuant to the Thomas & Betts Corporation Equity Compensation Plan (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).
10.18†	Form of Incentive Stock Option Agreement pursuant to the Thomas & Betts Corporation Equity Compensation Plan (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).
10.19†	Form of Nonqualified Stock Option Agreement pursuant to the Thomas & Betts Corporation Equity Compensation Plan (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).
10.20†	Management Incentive Plan (Filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10.21	Settlement Agreement and Release dated February 21, 2002, between Tyco Group S.A.R.L. and Thomas & Betts Corporation. (Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 and incorporated herein by reference).
10.22†	Form of Indemnification Agreement (Filed as Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).
10.23†	Form of Indemnification Agreement (Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).
10.24†	Health Benefits Continuation Agreement dated February 2, 2005 between Thomas & Betts Corporation and Dominic Pileggi (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).
10.25†	Appendix A to Executive Retirement Plan, as amended June 1, 2005. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 1, 2005, and incorporated herein by reference.)
10.26†	Termination Protection Agreement between Thomas & Betts Corporation and Stanley P. Locke dated June 1, 2005. (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 1, 2005, and incorporated herein by reference.)
10.27†	Separation Benefit Agreement and General Release between the Thomas & Betts Corporation and Connie C. Muscarella dated June 14, 2005. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 17, 2005, and incorporated herein by reference.)
10.28†	Form of Restricted Stock Agreement Pursuant to Thomas & Betts Corporation Nonemployee Directors Equity Compensation Plan. (Filed as Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.)

Exhibit No.	Description of Exhibit

10.29	Credit Agreement, dated June 25, 2003, among Thomas & Betts Corporation, as borrower, certain of its subsidiaries, as guarantors, the lenders listed therein, Wachovia Bank, National Association, as issuing bank, Wachovia Securities, Inc., as arranger, and Wachovia Bank, National Association, as administrative agent (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference).
10.30	Security Agreement, dated June 25, 2003, among Thomas & Betts Corporation and certain of its subsidiaries, as grantors, and Wachovia Bank, National Association, as administrative agent. (Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003 and incorporated herein by reference).
10.31	Amended and Restated Credit Agreement dated as of June 14, 2005 among Thomas & Betts Corporation, as Borrower, The Guarantors Party Thereto, The Financial Institutions Party Thereto, Bank of America, N.A., Suntrust Bank and Regions Bank, as Co-Syndication Agents, LaSalle Bank, N.A., as Documentation Agent and Wachovia Bank, National Association, as Administrative Agent, Swing Bank and Issuing Bank (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 14, 2005 and incorporated herein by reference).
10.32	First Amendment to Amended and Restated Credit Agreement dated August 12, 2005, among Thomas & Betts Corporation, as Borrower, the Lenders named therein, and Wachovia Bank, National Association, as Administrative Agent (Filed as Exhibit 10.1 to the Registrant’s Current Report of Form 8-K dated August 17, 2005 and incorporated herein by reference).
12	Statement re Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of KPMG LLP.
31.1	Certification of Principal Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a).
31.2	Certification of Principal Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a).
32	Section 1350 Certifications.

†	Management contract or compensatory plan or arrangement.

E-4