Form 10-Q
period 2006-03-31
THOMAS & BETTS CORP
filed 2006-05-05
CIK 97854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
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
Large accelerated filer     ☑           Accelerated filer     ☐           Non-accelerated filer     ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐           No     ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Title of Each Class	at May 1, 2006

Common Stock, $.10 par value	62,415,490

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

CAUTION REGARDING FORWARD-LOOKING STATEMENTS
      This Report includes forward-looking statements regarding Thomas & Betts Corporation that are subject to uncertainties in our operations, business, economic and political environment. Statements that contain words such as “achieve,” “guidance,” “believes,” “expects,” “anticipates,” “intends,” “estimates,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” or similar expressions are forward-looking statements. These statements are subject to risks and uncertainties, and many factors could affect our future financial condition or results of operations. Accordingly, actual results, performance or achievements may differ materially from those expressed or implied by the forward-looking statements contained in this Report. We undertake no obligation to revise any forward-looking statement included in the Report to reflect any future events or circumstances. For more information regarding our risks, please see Item 1A. Risk Factors in our Form 10-K for the year ended December 31, 2005. Reference in this Report to “we,” “our,” “us,” “Thomas & Betts” or “the Corporation” refers to Thomas & Betts Corporation and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
THOMAS & BETTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Quarters Ended
	March 31,

	2006	2005

Net sales	$441,802	$392,186
Cost of sales	305,519	281,140

Gross profit	136,283	111,046
Selling, general and administrative	78,528	69,350

Earnings from operations	57,755	41,696
Income from unconsolidated companies	174	309
Interest expense, net	(3,467)	(7,160)
Other (expense) income, net	186	(467)

Earnings before income taxes	54,648	34,378
Income tax provision	15,848	9,970

Net earnings	$38,800	$24,408

Earnings per share:
Basic	$0.63	$0.41

Diluted	$0.62	$0.40

Average shares outstanding:
Basic	61,432	59,333
Diluted	62,540	60,324
The accompanying Notes are an integral part of these Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2006	2005

ASSETS
Current Assets
Cash and cash equivalents	$391,724	$216,742
Marketable securities	521	292,154
Receivables, net	209,969	185,391
Inventories:
Finished goods	99,096	91,597
Work-in-process	33,242	29,285
Raw materials	86,142	77,225

Total inventories	218,480	198,107

Deferred income taxes	42,134	40,293
Prepaid expenses	16,752	17,455

Total Current Assets	879,580	950,142

Property, plant and equipment:
Land	16,848	15,571
Buildings	176,788	176,054
Machinery and equipment	615,396	607,847
Construction-in-progress	13,618	14,408

Gross property, plant and equipment	822,650	813,880
Less accumulated depreciation	(553,602)	(546,854)

Net property, plant and equipment	269,048	267,026

Goodwill	463,657	462,810
Investments in unconsolidated companies	115,914	115,665
Deferred income taxes	21,038	20,061
Prepaid pension plan costs	76,356	76,187
Other assets	29,976	28,505

Total Assets	$1,855,569	$1,920,396

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$716	$150,804
Accounts payable	158,043	138,060
Accrued liabilities	87,969	101,672
Income taxes payable	7,769	13,875

Total Current Liabilities	254,497	404,411

Long-Term Liabilities
Long-term debt	385,500	387,155
Accrued pension plan liability	25,272	23,079
Other long-term liabilities	57,820	53,161
Contingencies (Note 10)
Shareholders’ Equity
Common stock	6,199	6,109
Additional paid-in capital	449,437	411,985
Retained earnings	682,451	643,651
Unearned compensation, restricted stock	—	(2,098)
Accumulated other comprehensive income	(5,607)	(7,057)

Total Shareholders’ Equity	1,132,480	1,052,590

Total Liabilities and Shareholders’ Equity	$1,855,569	$1,920,396

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarters Ended
	March 31,

	2006	2005

Cash Flows from Operating Activities:
Net earnings	$38,800	$24,408
Adjustments:
Depreciation and amortization	11,785	13,058
Share-based compensation expense	1,792	—
Deferred income taxes	4,528	348
Incremental tax benefits from share-based payments	(2,902)	—
Changes in operating assets and liabilities, net:
Receivables	(23,915)	(21,159)
Inventories	(19,978)	(5,993)
Accounts payable	19,661	7,318
Accrued liabilities	(13,885)	(3,375)
Income taxes payable	(6,171)	(4,423)
Other	4,435	3,543

Net cash provided by (used in) operating activities	14,150	13,725

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(14,086)	(8,290)
Purchases of businesses	—	(15,203)
Proceeds from sale of property, plant and equipment	118	335
Marketable securities acquired	(121,625)	(113,800)
Proceeds from marketable securities	413,253	137,419

Net cash provided by (used in) investing activities	277,660	461

Cash Flows from Financing Activities:
Repayment of long-term debt and other borrowings	(150,112)	(273)
Stock options exercised	30,083	10,974
Incremental tax benefits from share-based payments	2,902	—

Net cash provided by (used in) financing activities	(117,127)	10,701

Effect of exchange-rate changes on cash	299	(1,442)

Net increase (decrease) in cash and cash equivalents	174,982	23,445
Cash and cash equivalents, beginning of year	216,742	151,189

Cash and cash equivalents, end of year	$391,724	$174,634

Cash payments for interest	$10,003	$10,204
Cash payments for income taxes	$16,371	$14,629
The accompanying Notes are an integral part of these Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation
      In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary for the fair presentation of the Corporation’s financial position as of March 31, 2006 and December 31, 2005 and the results of operations and cash flows for the periods ended March 31, 2006 and 2005.
      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.
      Certain reclassifications have been made to prior periods to conform to the current year presentation.

2.	Basic and Diluted Earnings Per Share
      The following is a reconciliation of the basic and diluted earnings per share computations:

	Quarters Ended
	March 31,

	2006	2005

(In thousands, except per share data)
Net earnings	$38,800	$24,408

Basic shares:
Average shares outstanding	61,432	59,333

Basic earnings per share	$0.63	$0.41

Diluted shares:
Average shares outstanding	61,432	59,333
Additional shares from the assumed exercise of stock options and vesting of restricted stock	1,108	991

	62,540	60,324

Diluted earnings per share	$0.62	$0.40

      The Corporation had stock options that were out-of-the-money which were excluded because of their anti-dilutive effect. Such out-of-the-money options were 0.6 million shares of common stock in the quarter ended March 31, 2006 and 1.1 million shares of common stock in the quarter ended March 31, 2005.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

3.	Share-Based Payment Arrangements
      On January 1, 2006, the Corporation adopted Statement of Financial Accounting Standard (SFAS) No. 123 (Revised), “Share-Based Payment”, which requires all share-based payments to employees to be recognized as compensation expense in financial statements based on their fair values over the requisite service period. Under the provisions of SFAS No. 123R, non-employee members of the board of directors are deemed to be employees. SFAS No. 123R applies to new awards and to unvested awards that are outstanding as of the adoption date. Compensation expense for options outstanding as of the adoption date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes. As allowed by SFAS No. 123R, the Corporation has elected modified prospective application. Under the modified prospective application, prior periods have not been revised for comparative purposes.
      As of March 31, 2006, the Corporation has equity compensation plans for key employees and for non-employee directors. Amounts recognized in the financial statements with respect to these and prior plans are as follows:

Quarter Ended
March 31,
2006

(In thousands)
Total cost of share-based payment plans during the period	$2,099
Amounts capitalized in inventory during the period	(307)
Amounts recognized in income during the period for amount previously capitalized	—

Amounts charged against income during the period, before income tax benefit	1,792
Related income tax benefit recognized in income during the period	(681)

Share-based payments compensation expense, net of tax	$1,111

      Basic and diluted earnings per share were negatively impacted from amounts recognized during the quarter ended March 31, 2006 by $0.01 for options and an additional $0.01 for restricted stock. Compensation expense, net of tax, of $0.8 million for stock options and $0.3 million for restricted stock was charged against income during the quarter ended March 31, 2006. Prior to January 1, 2006, no compensation expense was recognized for stock options.
May 2004 Equity Compensation Plans
      In May 2004, the Corporation’s shareholders approved its Equity Compensation Plan. Under the Equity Compensation Plan, which expires in 2014, unless earlier terminated, the Corporation may grant to key employees options for up to 3,000,000 shares of common stock and restricted stock awards for up to 500,000 shares of common stock. Restricted stock represents nonvested shares as defined by SFAS No. 123R, since such shares cannot be sold prior to completion of the requisite service period (vesting period). Option grants to purchase common stock for cash have a term not to exceed 10 years and are at a price not less than the fair market value on the grant date. For awards under the plan, restricted stock awards cliff-vest in three years after the

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
award date and options to purchase common stock have graded-vesting of one-third increments beginning on the anniversary of the date of grant.
      In May 2004, the Corporation’s shareholders approved its Non-Employee Directors Equity Plan. Under the Non-Employee Directors Equity Plan, which expires in 2014, unless earlier terminated, the Corporation may grant to non-employee directors options for up to 750,000 shares of common stock, restricted stock awards for up to 100,000 shares of common stock, unrestricted stock awards for up to 100,000 shares of common stock, and stock credits for up to 750,000 shares of common stock. Restricted stock represents nonvested shares as defined by SFAS No. 123R, since such shares cannot be sold prior to completion of the requisite service period (vesting period). Option grants to purchase common stock for cash have a term not to exceed 10 years and are at a price not less than the fair market value on the grant date. For awards under the plan, restricted stock awards and options to purchase common stock cliff-vest in one year after the grant date. Stock credits are granted for elective or non-elective fee deferrals, as defined, and do not constitute shares of common stock. Stock credits may be distributed in cash or stock, as determined by the Corporation after a director’s retirement date.
Prior Equity Compensation Plans
      Under a previous stock incentive plan, the Corporation granted options and awarded restricted stock to key employees. Restricted stock awards cliff-vest in three years after the grant date and options to purchase common stock have graded-vesting of one-third increments beginning on the anniversary of the date of grant. Option grants to purchase common stock for cash have a term not to exceed 10 years and are at a price not less than the fair market value on the grant date.
Change of Control Provisions
      Upon a change of control, as defined in the Corporation’s plans, the restrictions applicable to restricted shares immediately lapse and all outstanding stock options will become fully vested and immediately exercisable.
Methods Used to Measure Compensation
Stock Options
      The Corporation’s option grants qualify for classification as equity and such grants contain no provisions to allow an employee to force cash payment by the Corporation. The Corporation’s options do not contain future market or performance conditions. The fair value of grants has been estimated on the grant date using a Black-Scholes option-pricing model. The initial measurement date is the grant date. The Corporation has elected a straight-line amortization method over the requisite service period (vesting period). The Corporation’s current estimate of forfeitures ranges from 0% to 5%. Compensation expense associated with option grants was recorded to selling, general and administrative (SG&A) expenses and cost of sales.
      The Corporation has three homogenous groups which are expected to have different option exercise behaviors: executive management, non-executive management and the board of

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
directors. Expected lives of share options were derived from historical data. The risk-free rate is based on the U.S. Treasury yield curve for the expected terms. Expected volatility is based on a combination of historical volatility of the Corporation’s common stock and implied volatility from traded options in the Corporation’s common stock.
      The following are assumptions used in Black-Scholes valuations during the quarter ended March 31, 2006.

Quarter Ended
March 31, 2006

Weighted-average volatility	30%
Expected dividends	—%
Expected lives in years	4.5-6.0
Risk-free rate	4.5%
Nonvested Shares
      The Corporation’s restricted stock awards qualify for classification as equity and such awards contain no provisions to allow an employee to force cash payment by the Corporation. The initial measurement date is the award date. The Corporation has elected a straight-line amortization method over the requisite service period (vesting period). The fair value of awards has been determined as the stock price on the award date. The Corporation’s current estimate of forfeitures is 0%. Compensation expense associated with restricted stock awards was recorded to SG&A.
Summary of Option Activity
      The following is a summary of the option transactions during the quarter ended March 31, 2006.

		Weighted-	Weighted-
		Average	Average
	Number	Exercise	Contractual	Aggregate
	of Shares	Price	Term	Intrinsic Value

			(Years)	(In thousands)
Outstanding at December 31, 2005	3,947,240	$27.84
Granted	614,136	44.72
Exercised	(1,054,673)	28.58
Forfeited or expired	(30,979)	31.94

Outstanding at March 31, 2006	3,475,724	$30.58	6.27	$73,158

Exercisable at March 31, 2006	1,797,329	$29.73	4.63	$39,512

      The weighted-average grant date fair value of options granted during the quarter ended March 31, 2006 was $15.44. The total intrinsic value of options exercised during the quarter ended March 31, 2006 was $19.4 million.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Summary of Nonvested Shares Activity
      The following is a summary of restricted stock transactions during the quarter ended March 31, 2006.

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at December 31, 2005	239,288	$22.23
Granted	84,942	44.72
Vested	(82,664)	16.69
Forfeited	—	—

Nonvested at March 31, 2006	241,566	$32.03

      As of March 31, 2006, there was $5.4 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.4 years. The total grant date fair value of restricted stock vested during the quarter ended March 31, 2006 was $1.4 million.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Prior Year Pro Forma Disclosures
      Prior to the adoption of SFAS No. 123R, the Corporation applied the intrinsic-value-based method to account for its fixed-plan stock options and provided pro forma disclosures. Because the Corporation established the exercise price based on the fair value as of the grant date, options granted had no intrinsic value, and therefore no estimated compensation expense was recorded in the Corporation’s financial statements for periods prior to the adoption of SFAS No. 123R. The following table illustrates the pro forma effect on net earnings and earnings per share as if the Corporation had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation. Fair value of grants as of March 31, 2005 was estimated on the grant date using a Black-Scholes option-pricing model.
      The following are assumptions used in Black-Scholes valuations during the quarter ended March 31, 2005.

Quarter Ended
March 31,
2005

Weighted-average volatility	30%
Expected dividends	—%
Expected lives in years	4.0
Risk-free rate	3.75%
      The weighted-average grant date fair value of options granted during the quarter ended March 31, 2005 was $8.70. The total intrinsic value of options exercised during the quarter ended March 31, 2005 was $6.7 million.

Quarter
Ended
March 31,
2005

(In thousands, except per share data)
Net earnings, as reported	$24,408
Deduct total incremental stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effects(a)	(886)

Pro forma net earnings	$23,522

Earnings per share:
Basic — as reported	$0.41

Basic — pro forma	$0.40

Diluted — as reported	$0.40

Diluted — pro forma	$0.39

(a)	Does not include restricted stock expense, net of tax, of $0.3 million that was already charged against income during the quarter ended March 31, 2005.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

4.	Income Taxes
      The Corporation’s income tax provision for the quarter ended March 31, 2006 was $15.8 million, or an effective rate of 29% of pre-tax income, compared to a tax provision in the quarter ended March 31, 2005 of $10.0 million, or an effective rate of 29% of pre-tax income. The effective rate for both years reflects benefits from our Puerto Rican manufacturing operations.
      The Corporation had net deferred tax assets totaling $63.2 million as of March 31, 2006 and $60.4 million as of December 31, 2005. Realization of deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income and tax planning strategies, based on tax laws in effect as of March 31, 2006, will be sufficient to realize the recorded deferred tax assets, net of the existing valuation allowance at March 31, 2006. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management has identified certain tax planning strategies that it could utilize to avoid the loss carryforward expiring prior to their realization. These tax planning strategies include primarily sales of non-core assets. Projected future taxable income is based on management’s forecast of the operating results of the Corporation, and there can be no assurance that such results will be achieved. Management periodically reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize the net deferred tax assets, the Corporation will increase the valuation allowance by a charge to income tax expense in the period of such determination. Additionally, if events change in subsequent periods which indicate that a previously recorded valuation allowance is no longer needed, the Corporation will decrease the valuation allowance by providing an income tax benefit in the period of such determination.

5.	Comprehensive Income
      Total comprehensive income and its components are as follows:

	Quarters Ended
	March 31,

	2006	2005

(In thousands)
Net income	$38,800	$24,408
Foreign currency translation adjustments	1,454	(7,826)
Unrealized gains (losses) on securities	(4)	(12)

Comprehensive income	$40,250	$16,570

6.	Derivative Instruments
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

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Interest Rate Swap Agreements
      At times, the Corporation enters into interest rate swap agreements. As of March 31, 2006, the Corporation had outstanding interest rate swap agreements with a notional amount of $81.3 million relating to debt securities maturing in June 2013. The interest rate swap agreements effectively convert fixed interest rates associated with its debt securities to floating interest rates based on the London Interbank Offered Rate (“LIBOR”) plus an applicable spread.
      The interest rate swaps qualify for the short-cut method of accounting for a fair value hedge under SFAS No. 133. The amount to be paid or received under the interest rate swap agreements is recorded as a component of net interest expense.
      At March 31, 2006, the net out-of-the-money fair value of the interest rate swaps was $6.7 million, which is comprised of $6.7 million classified in other long-term liabilities with an off-setting $6.7 million net decrease in the book value of the debt hedged. At December 31, 2005, the net out-of-the-money fair value of the interest rate swaps was $5.0 million, which is comprised of $5.0 million classified in other long-term liabilities with an offsetting $5.0 million net decrease in the book value of the debt hedged. Net interest expense includes expense of $0.2 million associated with these interest rate swap agreements for the quarter ended March 31, 2006 and a benefit of $0.4 million for the quarter ended March 31, 2005.

Commodities Futures Contracts
      The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, copper, zinc, resins and rubber compounds. At times, some of the risk associated with usage of aluminum, copper and zinc is mitigated through the use of futures contracts that fix the price the Corporation will pay for a commodity. Commodities futures contracts utilized by the Corporation have not previously been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. Mark-to-market gains and losses for commodities futures, if any, are recorded in cost of sales. As of March 31, 2006, the Corporation had outstanding commodities futures contracts with a notional amount of $1.3 million and a market value which is recorded in prepaid expenses of $3.1 million. As of December 31, 2005, the Corporation had outstanding commodities futures contracts with a notional amount of $4.6 million and a market value which is recorded in prepaid expenses of $4.0 million. Cost of sales reflects a loss of $0.9 million for the quarter ended March 31, 2006 and a gain of $0.9 million for the quarter ended March 31, 2005, related to mark-to-market adjustments for commodities futures contracts.

Forward Foreign Exchange Contracts
      From time to time, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of foreign currencies (principally European currencies). Forward foreign exchange contracts utilized by the Corporation have not previously been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. Mark-to-market gains and losses for forward foreign exchange contracts are recorded in other (expense) income, net. The Corporation had no outstanding forward sale or purchase contracts as of March 31, 2006 and December 31, 2005. For the quarter ended

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
March 31, 2006, the Corporation had no mark-to-market adjustments for forward foreign exchange contracts. For the quarter ended March 31, 2005, the Corporation recorded a mark-to-market loss of $0.4 million for forward foreign exchange contracts in other (expense) income.

7.	Debt
      The Corporation’s long-term debt at March 31, 2006 and December 31, 2005 was:

	March 31,	December 31,
	2006	2005
(In thousands)
Unsecured notes
6.50% Notes due 2006(a)	$—	$150,035
7.25% Notes due 2013(b)	118,344	119,988
Unsecured medium-term notes
6.63% Notes due 2008	114,719	114,684
6.39% Notes due 2009	149,848	149,835
Other, including capital leases	3,305	3,417

Long-term debt (including current maturities)	$386,216	537,959
Less current portion	716	150,804

Long-term debt	$385,500	$387,155

(a)	Paid in January 2006 from available cash resources.

(b)	See Note 6 regarding interest rate swap agreements.
      The Corporation’s $200 million committed revolving credit facility contains customary covenants which could restrict the payment of dividends, investments, liens, certain types of additional debt and dispositions of assets if the Corporation fails to maintain its financial covenants and certain minimum levels of total availability under the facility. The Corporation pays an annual commitment fee of 20 basis points to maintain this unsecured facility. No borrowings were outstanding under this facility as of March 31, 2006. Any borrowings outstanding as of June 2010 would mature on that date.
      Outstanding letters of credit which reduced availability under the $200 million credit facility, amounted to $32.8 million at March 31, 2006. The letters of credit relate primarily to third-party insurance claims processing, existing debt obligations and certain tax incentive programs.
      The Corporation has a EUR10 million (approximately US $12 million) committed revolving credit facility with a European bank. The Corporation pays an annual unused commitment fee of 25 basis points on the undrawn balance to maintain this facility. This facility has an indefinite maturity and no borrowings were outstanding as of March 31, 2006.
      As of March 31, 2006, the Corporation’s aggregate availability of funds under its credit facilities is approximately $179.3 million, after deducting outstanding letters of credit. The Corporation has the option, at the time of drawing funds under any of the credit facilities, of

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank.
      Interest expense-net in the accompanying statements of operations includes interest income of $4.2 million for the quarter ended March 31, 2006 and $2.0 million for the quarter ended March 31, 2005.

8.	Pension and Post-Retirement Benefits
      Net periodic cost for the Corporation’s defined benefit pension plans and for post-retirement health-care and life insurance benefits included the following components:

	Quarter Ended

	Pension Benefits		Post-Retirement Benefits

	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005

(In thousands)
Service cost — benefits earned during the period	$2,593	$2,650	$44	$6
Interest cost on projected benefit obligation	5,232	4,718	250	225
Expected return on plan assets	(6,931)	(5,560)	—	—
Net amortization of unrecognized:
Transition obligation (asset)	(8)	(9)	194	194
Prior service cost (gain)	238	267	(50)	(56)
Plan net loss (gain)	1,494	1,034	150	31

Net periodic pension cost	$2,618	$3,100	$588	$400

      Contributions to the Corporation’s qualified and non-qualified pension plans during the quarters ended March 31, 2006 and 2005 were not significant. The Corporation expects required contributions during the remainder of 2006 to its qualified and non-qualified pension plans to be minimal.

9.	Segment Disclosures
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

	Quarters Ended
	March 31,

	2006	2005

(In thousands)
Net Sales
Electrical	$357,849	$316,876
Steel Structures	52,728	44,642
HVAC	31,225	30,668

Total	$441,802	$392,186

Segment Earnings
Electrical	$47,685	$33,039
Steel Structures	6,955	5,315
HVAC	3,289	3,651

Total reportable segment earnings	57,929	42,005
Interest expense, net	(3,467)	(7,160)
Other (expense) income, net	186	(467)

Earnings before income taxes	$54,648	$34,378

10.	Contingencies

Legal Proceedings

Kaiser Litigation
      By July 2000, Kaiser Aluminum, its property insurers, 28 Kaiser injured workers, nearby businesses and a class of 18,000 residents near the Kaiser facility in Louisiana, filed product liability and business interruption cases against the Corporation and six other defendants in Louisiana state court seeking damages in excess of $550 million. These cases alleged that a Thomas & Betts cable tie mounting base failed, thereby allowing bundled cables to come in contact with a 13.8 kV energized bus bar. This alleged electrical fault supposedly initiated a series of events culminating in an explosion, which leveled 600 acres of the Kaiser facility.
      A trial in the fall of 2001 resulted in a jury verdict in favor of the Corporation. However, 13 months later, the trial court overturned that verdict in granting plaintiffs’ motions for judgment notwithstanding the verdict. In December 2002, the trial court judge found the Thomas & Betts’ product, an adhesive backed mounting base, to be unreasonably dangerous and therefore assigned 25% fault to Thomas & Betts. The judge set the damages for an injured worker at $20 million and the damages for Kaiser at $335 million. The judgment did not address damages for nearby businesses or the class of 18,000 residents near the Kaiser facility. The Corporation’s 25% allocation was $88.8 million, plus legal interest. The Corporation appealed to

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
the Louisiana Court of Appeals, an intermediate appellate court. The appeal required a bond in the amount of $104 million (the judgment plus legal interest). Plaintiffs successfully moved the trial court to increase the bond to $156 million. The Corporation’s liability insurers have secured the $156 million bond. The case was briefed and in January 2006 was argued before the Louisiana Court of Appeals.
      In March 2006, the Louisiana Court of Appeals unanimously reversed the trial court’s decision and reinstated the jury verdict of no liability in favor of the Corporation. In April 2006, the plaintiffs filed with the Louisiana Supreme Court an appeal of the Court of Appeals decision. Management intends to vigorously contest the appeal by plaintiffs.
      In 2004, the Corporation and the class of 18,000 residents reached a court-approved settlement. The settlement extinguished the claims of all class members and included indemnity of the Corporation against future potential claims asserted by class members or those class members who opted out of the settlement process. The $3.75 million class settlement amount was paid directly by an insurer of the Corporation. The claims of the nearby businesses have been partially dismissed and to date never pursued further.

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
      The following table provides the changes in the Corporation’s accruals for estimated product warranties:

	Quarters Ended
	March 31,

	2006	2005

(In thousands)
Balance at beginning of period	$1,478	$1,588
Liabilities accrued for warranties issued during the period	262	171
Deductions for warranty claims paid during the period	(304)	(340)
Changes in liability for pre-existing warranties during the period, including expirations	142	80

Balance at end of period	$1,578	$1,499

      In conjunction with the divestiture of the Corporation’s Electronics OEM business to Tyco Group S.A.R.L. in July 2000, the Corporation provided an indemnity to Tyco associated with environmental liabilities that were not known as of the sale date. Under this indemnity, the Corporation is liable for subsequently identified environmental claims up to $2 million. Additionally, the Corporation as of March 31, 2006 is liable for 50% of subsequently identified environmental claims that exceed $2 million and such liability becomes zero in July 2007. To date, environmental claims by Tyco have been negligible.

11.	Share Repurchase Plan
      On May 3, 2006, the Corporation’s board of directors approved a share repurchase plan that allows the Corporation to buy up to three million of its common shares. The timing of repurchases will depend upon a variety of factors including market conditions and are expected to be completed over the next two years. The Corporation will repurchase the shares from available cash resources.

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
Critical Accounting Policies
      The preparation of financial statements contained in this report requires the use of estimates and assumptions to determine certain amounts reported as net sales, costs, expenses, assets or liabilities and certain amounts disclosed as contingent assets or liabilities. We cannot assure that actual results will not differ from those estimates or assumptions. Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. We believe that our critical accounting policies include: Revenue Recognition; Inventory Valuation; Goodwill and Other Intangible Assets; Long-Lived Assets; Pension and Postretirement Benefit Plan Actuarial Assumptions; Income Taxes; and Environmental Costs.

•	Revenue Recognition: We recognize revenue when finished products are shipped to unaffiliated customers and both title and risks of ownership are transferred. Sales discounts, quantity and price rebates, and allowances are estimated based on contractual commitments and experience and recorded in the period as a reduction of revenue in which the sale is recognized. Quantity rebates are in the form of volume incentive discount plans, which include specific sales volume targets or year-over-year sales volume growth targets for specific customers. Certain distributors can take advantage of price rebates by subsequently reselling the Corporation’s products into targeted construction projects or markets. Following a distributor’s sale of an eligible product, the distributor submits a claim for a price rebate. The Corporation provides additional allowances for bad debts when circumstances dictate. A number of distributors, primarily in the Electrical segment, have the right to return goods under certain circumstances and those returns, which are reasonably estimable, are accrued as a reduction of revenue at the time of shipment. Management analyzes historical returns and allowances, current economic trends and specific customer circumstances when evaluating the adequacy of accounts receivable related reserves and accruals.

•	Inventory Valuation: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. To ensure inventories are carried at the lower of cost or market, the Corporation periodically evaluates the carrying value of its inventories. The Corporation also periodically performs an evaluation of inventory for excess and obsolete items. Such evaluations are based on management’s judgment and use of estimates. Such estimates incorporate inventory quantities on-hand, aging of the inventory, sales forecasts for particular product groupings, planned dispositions of product lines and overall industry trends.

•	Goodwill and Other Intangible Assets: We follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires a transitional and annual test of goodwill and indefinite lived assets associated with reporting units for indications of impairment. The Corporation performs its annual impairment assessment in the fourth quarter of each year, unless circumstances dictate more frequent assessments. Under the provisions of SFAS No. 142, each test of goodwill requires the Corporation to determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Corporation must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

•	Long-Lived Assets: We follow the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. For purposes of recognizing and measuring impairment of long-lived assets, the Corporation evaluates assets at the lowest level of identifiable cash flows for associated product groups. The Corporation reviews long-lived assets to be held-and-used for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of the primary asset in the associated product groups is less than the carrying amount of the assets, the assets are considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, the Corporation estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

•	Pension and Postretirement Benefit Plan Actuarial Assumptions: We follow the provisions of SFAS No. 87, “Employer’s Accounting for Pensions” and SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions.” For purposes of calculating pension and postretirement medical benefit obligations and related costs, the Corporation uses certain actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these assumptions annually. Other assumptions include employee demographic factors (retirement patterns, mortality and turnover), rate of compensation increase and the healthcare cost trend rate. See additional information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Qualified Pension Plans in our 2005 Annual Report on Form 10-K.

•	Income Taxes: We use the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provides a valuation allowance based on a more-likely-than-not criteria. The Corporation has valuation allowances for deferred tax assets primarily associated with operating loss carryforwards, tax credit carryforwards and deferred state income tax assets. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income, based on enacted tax law in effect as of March 31, 2006, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, which involve estimates and uncertainties, in making this assessment. Tax planning strategies include primarily sales of non-core assets. Projected future taxable income is based on management’s forecast of the operating results of the Corporation. Management periodically reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize net deferred tax assets, the Corporation will increase valuation allowances by a charge to income tax expense in the period of such determination. Likewise, if management determines that future taxable income will be sufficient to utilize state and foreign net operating loss carryforwards and other deferred tax assets, the Corporation will decrease the existing valuation allowance by recording a reduction to income tax expense in the period of such determination.

•	Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of current available facts related to each site.

2006 Outlook
      We currently believe that we will continue to see solid underlying demand in our key markets in 2006. Given our strong first quarter 2006 performance, we expect high-single digit sales growth, driven primarily by volume, and earnings per diluted share in the range of $2.55 to $2.60 for the full year 2006. Our 2006 outlook assumes an effective tax rate of 29% and includes a charge of approximately $0.06 per diluted share from the adoption of Statement on Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” The key risks we may face in 2006 include continued higher prices and volatility in commodity markets for our materials, and the potential negative impact of rising energy costs and higher interest rates on capital spending in the markets we serve. Other risks and uncertainties which may affect our sales performance and earnings per share in 2006 are identified under the caption “Caution Regarding Forward-Looking Statements” in this Form 10-Q.

Summary of Consolidated Results

	Quarters Ended March 31,

	2006		2005

	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales

Net sales	$441,802	100.0	$392,186	100.0
Cost of sales	305,519	69.1	281,140	71.7

Gross profit	136,283	30.9	111,046	28.3
Selling, general and administrative	78,528	17.8	69,350	17.7

Earnings from operations	57,755	13.1	41,696	10.6
Income from unconsolidated companies	174	—	309	0.1
Interest expense, net	(3,467)	(0.8)	(7,160)	(1.8)
Other (expense) income, net	186	0.1	(467)	(0.1)

Earnings before income taxes	54,648	12.4	34,378	8.8
Income tax provision	15,848	3.6	9,970	2.6

Net earnings	$38,800	8.8	$24,408	6.2

Per share earnings:
Basic	$0.63		$0.41

Diluted	$0.62		$0.40

2006 Compared with 2005

Overview
      First quarter 2006 net sales increased from the prior-year period for the Corporation as a whole and for each of its segments reflecting continued underlying strength in most of our key markets. The net sales increase was driven primarily by volume increases in the Electrical and Steel Structures segments and price increases to offset higher material and energy costs. The effect of foreign currency exchange on net sales growth was not significant.
      Earnings from operations for the first quarter of 2006 were up significantly compared to the prior-year period reflecting higher sales and improved fixed cost absorption (i.e., operating efficiencies).

Net Sales and Gross Profit
      First quarter net sales in 2006 were $441.8 million, up $49.6 million, or 12.7%, from the prior-year period. Higher sales volumes and price increases to offset higher material and energy costs contributed significantly to the sales improvement. Sales also benefited from our ability to effectively respond to higher order activity while maintaining high levels of service to our customers.
      The first quarter 2006 gross profit was $136.3 million, or 30.9% of net sales, compared to $111.0 million or 28.3% in 2005. This improvement reflects increased sales volumes with our plants benefiting from improved absorption. During the first quarter 2006, we experienced higher material and energy costs compared to the prior-year period, which were largely offset through increased selling prices for our products.

Expenses
      Selling, general and administrative (“SG&A”) expense in the first quarter of 2006 was $78.5 million, or 17.8% of net sales, essentially flat as a percentage of net sales compared to the prior-year period. The year-over-year dollar increase in SG&A of $9.2 million is the result of higher sales, the timing of certain expenses and the inclusion of stock option expense in 2006.

Interest Expense, Net
      Interest expense, net for the first quarter of 2006 decreased $3.7 million from the prior-year period due primarily to higher interest income and lower interest expense. Interest income included in interest expense, net was $4.2 million for the first quarter of 2006 and $2.0 million for the first quarter of 2005. Interest expense of $7.7 million in the first quarter of 2006 and $9.2 million in the first quarter of 2005 reflects lower average debt levels and the impact of interest rate swap agreements. Interest rate swap agreements resulted in an expense of $0.2 million in the first quarter of 2006 and a benefit of $0.4 million in the first quarter of 2005.

Income Taxes
      The income tax provision in the first quarter of 2006 reflected an effective rate of 29% of pre-tax income compared to an effective rate in the prior-year period of 29% of pre-tax income. The effective rate for both years reflects benefits from our Puerto Rican manufacturing operations.

Net Earnings
      Net Earnings were $38.8 million, or $0.63 per basic and $0.62 per diluted share, in the first quarter of 2006 compared to net earnings of $24.4 million, or $0.41 per basic and $0.40 per diluted share, in the first quarter of 2005. Higher 2006 results reflect increased operating earnings on higher current year sales volumes and the benefit of lower interest expense.

Summary of Segment Results
Net Sales

	Quarters Ended March 31,

	2006		2005

	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales

Electrical	$357,849	81.0	$316,876	80.8
Steel Structures	52,728	11.9	44,642	11.4
HVAC	31,225	7.1	30,668	7.8

	$441,802	100.0	$392,186	100.0

Segment Earnings

	Quarters Ended March 31,

	2006		2005

	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales

Electrical	$47,685	13.3	$33,039	10.4
Steel Structures	6,955	13.2	5,315	11.9
HVAC	3,289	10.5	3,651	11.9

	$57,929	13.1	$42,005	10.7

      We evaluate our business segments primarily on the basis of segment earnings. Segment earnings are defined as earnings from continuing operations before interest, taxes and certain other charges.
      Our segment earnings are significantly influenced by the operating performance of our Electrical segment that accounted for more than 75% of our consolidated net sales and consolidated segment earnings during each of the periods presented.
Electrical Segment

2006 Compared with 2005
      Electrical segment net sales of $357.8 million in the first quarter of 2006 were up $41.0 million, or 12.9%, from the prior-year period. Improved sales volume and higher selling prices to offset higher material and energy costs contributed significantly to the sales growth. Strong demand in industrial, light commercial construction and utility distribution markets drove the volume improvement.
      Electrical segment earnings of $47.7 million in the first quarter of 2006 were up $14.6 million, or 44.3%, from the prior-year period. Higher sales volumes, improved operating efficiencies and our continued ability to offset higher material and energy costs through higher selling prices contributed to the improvement in segment earnings.

Other Segments

2006 Compared with 2005
      First quarter net sales of $52.7 million in 2006 in our Steel Structures segment were up $8.1 million, or 18.1%, from the prior-year period. The sales increase reflects higher levels of capital investment by U.S. electrical utilities to expand or upgrade regional transmission grids. Steel Structures segment earnings in the first quarter of 2006 were $7.0 million, up 30.9%, from the first quarter of 2005 primarily reflecting the higher sales volume.
      First quarter net sales and earnings in 2006 in our HVAC segment were $31.2 million and $3.3, respectively, essentially flat with net sales of $30.7 million and segment earnings of $3.7 in the first quarter of 2005. The 2006 results were affected by mild winter weather.
Liquidity and Capital Resources
      The Corporation had cash and cash equivalents of $391.7 million and $216.7 million at March 31, 2006 and December 31, 2005, respectively. Additionally, the Corporation had marketable securities of $0.5 million and $292.2 million at March 31, 2006 and December 31, 2005, respectively.
      The following table reflects the primary category totals in our Consolidated Statements of Cash Flows.

	Quarters Ended
	March 31,

	2006	2005
(In thousands)
Net cash provided by (used in) operating activities	$14,150	$13,725
Net cash provided by (used in) investing activities	277,660	461
Net cash provided by (used in) financing activities	(117,127)	10,701
Effect of exchange-rate changes on cash	299	(1,442)

Net increase (decrease) in cash and cash equivalents	$174,982	$23,445

Operating Activities
      Cash provided by operating activities during the quarters ended March 31, 2006 and 2005 was primarily attributable to net earnings and the impact of changes in working capital. Operating activities in 2006 reflect the impact of $2.9 million associated with incremental tax effects for share-based payment arrangements. Due to the Corporation’s use of the modified prospective application of accounting for share-based payments, 2005 operating activities have not been adjusted for comparative purposes.

Investing Activities
      During the quarter ended March 31, 2006, we had capital expenditures totaling $14.1 million, compared to $8.3 million in the prior-year period. We expect capital expenditures to be approximately $45 to $50 million in 2006. This spending is for projects that maintain our existing production capabilities and support our ongoing business plans.
      As of December 31, 2005, the Corporation’s marketable securities include primarily auction-rate securities. The interest rates on these securities reset typically monthly to prevailing market rates, but may have longer stated maturities. All such securities were liquidated during the quarter ended March 31, 2006.

      During the quarter ended March 31, 2005, we purchased the net operating assets of Southern Monopole and Utilities Company for $16.5 million. Southern Monopole manufactures steel poles used primarily for electrical transmission towers.

Financing Activities
      Cash used in financing activities during the quarter ended March 31, 2006 reflected debt repayments of $150.1 million. In January 2006, $150 million of senior unsecured notes payable were paid upon maturity from available cash resources. Financing activities included $30.1 million of cash provided by stock options exercised in 2006 and $11.0 million in 2005. Financing activities in 2006 reflect the impact of $2.9 million associated with incremental tax effects for share-based payment arrangements. Cash flows from operating activities in 2006 have been reduced by a similar amount. Due to the Corporation’s use of the modified prospective application of accounting for share-based payments, 2005 financing activities have not been adjusted for comparative purposes.

$200 million Credit Agreement
      The Corporation’s $200 million committed revolving credit facility contains customary covenants which could restrict the payment of dividends, investments, liens, certain types of additional debt and dispositions of assets if the Corporation fails to maintain its financial covenants and certain minimum levels of total availability under the facility. The Corporation pays an annual commitment fee of 20 basis points to maintain this unsecured facility. We have the option, at the time of drawing funds under the facility, of selecting an interest rate based on the London Interbank Offered Rate (LIBOR), the federal funds rate, or the prime rate of the agent bank. No borrowings were outstanding under this facility as of March 31, 2006. Any borrowings outstanding as of June 2010 would mature on that date.
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
      At March 31, 2006, outstanding letters of credit, or similar financial instruments that reduce the amount available under the $200 million credit facility totaled $32.8 million. Letters of credit relate primarily to third-party insurance claims processing, existing debt obligations and certain tax incentive programs.

Other Credit Facilities
      We have a EUR10 million (approximately US $12 million) committed revolving credit facility with a European bank that has an indefinite maturity. Availability under this facility is EUR10 million (approximately US $12 million) as of March 31, 2006. This credit facility contains standard covenants similar to those contained in the $200 million credit agreement and standard events of default such as covenant default and cross-default.

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
      As of March 31, 2006, the aggregate availability of funds under our credit facilities was approximately $179.3 million, after deducting outstanding letters of credit. Availability is subject to the satisfaction of various covenants and conditions to borrowing. These are back up facilities that have not been utilized and we currently do not expect to utilize these facilities in the foreseeable future.

Credit Ratings
      As of March 31, 2006, we had investment grade credit ratings from Standard & Poor’s, Moody’s Investor Service and Fitch Ratings on our senior unsecured debt. Should these credit ratings drop, repayment under our credit facilities and securities will not be accelerated; however, our credit costs may increase. Similarly, if our credit ratings increase, we may have a decrease in our credit costs. The maturity of the senior unsecured debt securities do not accelerate in the event of a credit downgrade.

Debt Securities
      Thomas & Betts had the following senior unsecured debt securities outstanding as of March 31, 2006:

		Interest
Issue Date	Amount	Rate		Interest Payable	Maturity Date

May 1998	$115 million	6.63%		May 1 and November 1	May 2008
February 1999	$150 million	6.39%		March 1 and September 1	February 2009
May 2003	$125 million	7.25%	(a)	June 1 and December 1	June 2013

(a)	We have interest rate swaps associated with only a portion of this underlying debt instrument. See Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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

Other
      On May 3, 2006, the Corporation’s board of directors approved a share repurchase plan that allows the Corporation to buy up to three million of its common shares. The timing of repurchases will depend upon a variety of factors including market conditions and are expected to be completed over the next two years. The Corporation will repurchase the shares from available cash resources.

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
      Over the long-term, we expect to meet our liquidity needs with a combination of cash generated from operations and existing cash balances plus increased debt or equity issuances. From time to time, we may access the public capital markets if terms, rates and timing are acceptable. We have an effective shelf registration statement that will permit us to issue an aggregate of $325 million of senior unsecured debt securities, common stock and preferred stock.
Off-Balance Sheet Arrangements
      As of March 31, 2006, we did not have any off-balance sheet arrangements.
      Refer to Note 10 in the Notes to Consolidated Financial Statements for information regarding our guarantee and indemnification arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk and Financial Instruments
      Thomas & Betts is exposed to market risk from changes in interest rates, raw material prices and foreign exchange rates. At times, we may enter into various derivative instruments to manage certain of these risks. We do not enter into derivative instruments for speculative or trading purposes.
      For the period ended March 31, 2006, the Corporation has not experienced any material changes since December 31, 2005 in market risk that affect the quantitative and qualitative disclosures presented in our 2005 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
      We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer who certify the Company’s financial reports.
      Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report and they have concluded that, as of this date, these controls and procedures are effective to ensure that the information required to be disclosed under the Securities Exchange Act of 1934 is disclosed within the time periods specified by SEC rules.

(b)	Changes in Internal Control over Financial Reporting
      There have been no significant changes in internal control over financial reporting that occurred during the first quarter of 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      See Note 10, “Contingencies,” in the Notes to Consolidated Financial Statements, which is incorporated herein by reference. See also Item 3. “Legal Proceedings,” in the Corporation’s 2005 Annual Report on Form 10-K, which is incorporated herein by reference.

Item 1A.	Risk Factors
      There are many factors that could pose a material risk to the Corporation’s business, its operating results and financial condition and its ability to execute its business plan, some of which are beyond our control. There have been no material changes from the risk factors as previously set forth in our 2005 Annual Report on Form 10-K under Item 1A. “Risk Factors,” which is incorporated herein by reference.

Item 5.	Other Information
      Shareholders who wish to present director nominations or other business at the Annual Meeting of Shareholders to be held in 2007 must give notice to the Secretary at our principal executive offices on or prior to January 2, 2007.

Item 6.	Exhibits
      The Exhibit Index that follows the signature page of this Report is incorporated herein by reference.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Thomas & Betts Corporation
(Registrant)

By:	/s/ Kenneth W. Fluke

Kenneth W. Fluke
Senior Vice President and
Chief Financial Officer
(principal financial officer)
Date: May 5, 2006

EXHIBIT INDEX

10.1	Health Benefits Continuation Agreement dated February 2, 2005 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 2, 2005).
10.2	Form of Restricted Stock Agreement Pursuant to Thomas & Betts Corporation Equity Compensation Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated February 2, 2005).
10.3	Form of Executive Incentive Stock Option Agreement Pursuant to Thomas & Betts Corporation Equity Compensation Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated February 2, 2005).
10.4	Form of Executive Nonqualified Stock Option Agreement Pursuant to Thomas & Betts Corporation Equity Compensation Plan (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated February 2, 2005).
10.5	First Amendment to Credit Agreement dated March 2, 2005, among the Corporation, as borrower, the Lenders party thereto, and Wachovia Bank, National Association, as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 2, 2005).
10.6	Credit Agreement, dated June 25, 2003, among the Corporation, as borrower, the subsidiaries of the Corporation, as guarantors, the lenders listed therein, Wachovia Bank, National Association, as issuing bank, Wachovia Securities, Inc., as arranger, and Wachovia Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, for the quarter ended June 29, 2003).
10.7	Amended and Restated Credit Agreement dated as of June 14, 2005 among Thomas & Betts Corporation, as Borrower, The Guarantors Party Thereto, The Financial Institutions Party Thereto, Bank of America, N.A., Suntrust Bank and Regions Bank, as Co-Syndication Agents, LaSalle Bank, N.A., as Documentation Agent and Wachovia Bank, National Association, as Administrative Agent, Swing Bank and Issuing Bank (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 14, 2005 and incorporated herein by reference).
10.8	First Amendment to Amended and Restated Credit Agreement dated August 12, 2005, among Thomas & Betts Corporation, as Borrower, the Lenders named therein, and Wachovia Bank, National Association, as Administrative Agent (Filed as Exhibit 10.1 to the Registrant’s Current Report of Form 8-K dated August 17, 2005 and incorporated herein by reference).
10.9	Executive Compensation (Incorporated by reference to Item 1.01 of the Current Report on Form 8-K dated February 6, 2006).
12	Statement re Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of Principal Financial Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. § 1350