Form 10-Q
period 2006-06-30
THOMAS & BETTS CORP
filed 2006-08-07
CIK 97854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐           No     ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Title of Each Class	at August 1, 2006

Common Stock, $.10 par value	59,794,737

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
THOMAS & BETTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Net sales	$467,879	$418,090	$909,681	$810,276
Cost of sales	326,007	298,072	631,526	579,212

Gross profit	141,872	120,018	278,155	231,064
Selling, general and administrative	81,772	73,628	160,300	142,978

Earnings from operations	60,100	46,390	117,855	88,086
Income from unconsolidated companies	361	360	535	669
Interest expense, net	(3,708)	(6,868)	(7,175)	(14,028)
Other (expense) income, net	977	(1,338)	1,163	(1,805)

Earnings before income taxes	57,730	38,544	112,378	72,922
Income tax provision	16,742	10,151	32,590	20,121

Net earnings	$40,988	28,393	79,788	52,801

Earnings per share:
Basic	$0.67	$0.47	$1.30	$0.89

Diluted	$0.66	$0.47	$1.28	$0.87

Average shares outstanding:
Basic	61,093	59,919	61,159	59,610
Diluted	62,133	60,800	62,262	60,556
The accompanying Notes are an integral part of these Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2006	2005

ASSETS
Current Assets
Cash and cash equivalents	$255,438	$216,742
Marketable securities	492	292,154
Receivables, net	243,515	185,391
Inventories:
Finished goods	108,752	91,597
Work-in-process	33,016	29,285
Raw materials	86,122	77,225

Total inventories	227,890	198,107

Deferred income taxes	45,488	40,293
Prepaid expenses	13,565	17,455

Total Current Assets	786,388	950,142

Property, plant and equipment:
Land	17,121	15,571
Buildings	178,163	176,054
Machinery and equipment	617,170	607,847
Construction-in-progress	15,166	14,408

Gross property, plant and equipment	827,620	813,880
Less accumulated depreciation	(560,148)	(546,854)

Net property, plant and equipment	267,472	267,026

Goodwill	469,118	462,810
Investments in unconsolidated companies	115,298	115,665
Deferred income taxes	17,683	20,061
Prepaid pension plan costs	76,948	76,187
Other assets	29,565	28,505

Total Assets	$1,762,472	$1,920,396

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$631	$150,804
Accounts payable	145,180	138,060
Accrued liabilities	94,161	101,672
Income taxes payable	7,794	13,875

Total Current Liabilities	247,766	404,411

Long-Term Liabilities
Long-term debt	384,373	387,155
Accrued pension plan liability	26,911	23,079
Other long-term liabilities	60,402	53,161
Contingencies (Note 10)
Shareholders’ Equity
Common stock	5,955	6,109
Additional paid-in capital	307,964	411,985
Retained earnings	723,439	643,651
Unearned compensation, restricted stock	—	(2,098)
Accumulated other comprehensive income	5,662	(7,057)

Total Shareholders’ Equity	1,043,020	1,052,590

Total Liabilities and Shareholders’ Equity	$1,762,472	$1,920,396

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2006	2005

Cash Flows from Operating Activities:
Net earnings	$79,788	$52,801
Adjustments:
Depreciation and amortization	24,074	26,389
Share-based compensation expense	4,195	—
Deferred income taxes	10,008	3,968
Incremental tax benefits from share-based payments	(8,705)	—
Changes in operating assets and liabilities, net:
Receivables	(54,324)	(47,522)
Inventories	(26,813)	(184)
Accounts payable	5,209	11,551
Accrued liabilities	(8,628)	(1,394)
Income taxes payable	(6,364)	(4,190)
Other	10,851	11,696

Net cash provided by (used in) operating activities	29,291	53,115

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(22,326)	(18,248)
Purchases of businesses	—	(16,526)
Proceeds from sale of property, plant and equipment	172	426
Marketable securities acquired	(121,664)	(208,300)
Proceeds from marketable securities	413,314	204,008

Net cash provided by (used in) investing activities	269,496	(38,640)

Cash Flows from Financing Activities:
Repayment of long-term debt and other borrowings	(150,255)	(1,027)
Stock options exercised	46,765	18,598
Incremental tax benefits from share-based payments	8,705	—
Repurchase of common shares	(166,554)	—

Net cash provided by (used in) financing activities	(261,339)	17,571

Effect of exchange-rate changes on cash	1,248	(2,802)

Net increase (decrease) in cash and cash equivalents	38,696	29,244
Cash and cash equivalents, beginning of period	216,742	151,189

Cash and cash equivalents, end of period	$255,438	$180,433

Cash payments for interest	$18,797	$19,117
Cash payments for income taxes	$26,413	$22,649
The accompanying Notes are an integral part of these Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation
      In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary for the fair presentation of the Corporation’s financial position as of June 30, 2006 and December 31, 2005 and the results of operations and cash flows for the periods ended June 30, 2006 and 2005.
      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.
      Certain reclassifications have been made to prior periods to conform to the current year presentation.

2.	Basic and Diluted Earnings Per Share
      The following is a reconciliation of the basic and diluted earnings per share computations:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

(In thousands, except per share data)
Net earnings	$40,988	$28,393	$79,788	$52,801

Basic shares:
Average shares outstanding	61,093	59,919	61,159	59,610

Basic earnings per share	$0.67	$0.47	$1.30	$0.89

Diluted shares:
Average shares outstanding	61,093	59,919	61,159	59,610
Additional shares from the assumed exercise of stock options and vesting of restricted stock	1,040	881	1,103	946

	62,133	60,800	62,262	60,556

Diluted earnings per share	$0.66	$0.47	$1.28	$0.87

      The Corporation had stock options that were out-of-the-money which were excluded because of their anti-dilutive effect. Such out-of-the-money options were 0.7 million shares of common stock for the second quarter 2006 and 1.0 million shares of common stock for the second quarter 2005. Out-of-the-money options were 0.5 million shares of common stock for the first six months of 2006 and 1.0 million shares of common stock for the first six months of 2005.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

3.	Share-Based Payment Arrangements
      On January 1, 2006, the Corporation adopted Statement of Financial Accounting Standard (SFAS) No. 123 (Revised), “Share-Based Payment”, which requires all share-based payments to employees to be recognized as compensation expense in financial statements based on their fair values over the requisite service period. Under the provisions of SFAS No. 123R, non-employee members of the board of directors are deemed to be employees. SFAS No. 123R applies to new awards and to unvested awards that are outstanding as of the adoption date. Compensation expense for options outstanding as of the adoption date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes. As allowed by SFAS No. 123R, the Corporation has elected the modified prospective application. Under the modified prospective application, prior periods have not been revised for comparative purposes.
      As of June 30, 2006, the Corporation has equity compensation plans for key employees and for non-employee directors. Amounts recognized in the financial statements with respect to these and prior plans are as follows:

	Quarter Ended	Six Months Ended
	June 30,	June 30,
	2006	2006

(In thousands)
Total cost of share-based payment plans during the period	$2,444	$4,543
Amounts capitalized in inventory during the period	(348)	(655)
Amounts recognized in income during the period for amount previously capitalized	307	307

Amounts charged against income during the period, before income tax benefit	2,403	4,195
Related income tax benefit recognized in income during the period	(913)	(1,594)

Share-based payments compensation expense, net of tax	$1,490	$2,601

      Basic and diluted earnings per share were negatively impacted from amounts recognized during the second quarter of 2006 by $0.02 for options and an additional $0.01 for restricted stock. Compensation expense, net of tax, of $1.1 million for stock options and $0.4 million for restricted stock was charged against income during the second quarter of 2006. Basic and diluted earnings per share were negatively impacted from amounts recognized during the first six months of 2006 by $0.03 for options and an additional $0.01 for restricted stock. Compensation expense, net of tax, of $1.8 million for stock options and $0.8 million for restricted stock was charged against income during the first six months of 2006. Prior to January 1, 2006, no compensation expense was recognized for stock options. During the second quarter and first six months of 2005, restricted stock expense, net of tax, of $0.4 million and $0.6 million was charged against income.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
May 2004 Equity Compensation Plans
      In May 2004, the Corporation’s shareholders approved its Equity Compensation Plan. Under the Equity Compensation Plan, which expires in 2014, unless earlier terminated, the Corporation may grant to key employees options for up to 3,000,000 shares of common stock and restricted stock awards for up to 500,000 shares of common stock. Restricted stock represents nonvested shares as defined by SFAS No. 123R, since such shares cannot be sold prior to completion of the requisite service period (vesting period). Option grants to purchase common stock for cash have a term not to exceed 10 years and are at a price not less than the fair market value on the grant date. For awards under the plan, restricted stock awards cliff-vest in three years after the award date and options to purchase common stock have graded-vesting of one-third increments beginning on the anniversary of the date of grant.
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
      The Corporation has three homogenous groups which are expected to have different option exercise behaviors: executive management, non-executive management and the board of directors. Expected lives of share options were derived from historical data. The risk-free rate is based on the U.S. Treasury yield curve for the expected terms. Expected volatility is based on a combination of historical volatility of the Corporation’s common stock and implied volatility from traded options in the Corporation’s common stock.
      The following are assumptions used in Black-Scholes valuations during the periods ended June 30, 2006.

	Quarter Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Weighted-average volatility	30%	30%
Expected dividends	—%	—%
Expected lives in years	5.0	4.5-6.0
Risk-free rate	5.0%	4.5%-5.0%
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

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Summary of Option Activity
      The following is a summary of the option transactions during the period ended June 30, 2006.

		Weighted-	Weighted-
		Average	Average
	Number	Exercise	Contractual	Aggregate
	of Shares	Price	Term	Intrinsic Value

			(Years)	(In thousands)
Outstanding at December 31, 2005	3,947,240	$27.84
Granted	626,528	45.00
Exercised	(1,608,202)	29.13
Forfeited or expired	(40,806)	32.39

Outstanding at June 30, 2006	2,924,760	$30.78	6.40	$57,385

Exercisable at June 30, 2006	1,754,505	$27.40	4.71	$40,450

      During the second quarter of 2006, the Corporation granted 12,392 options (weighted average exercise price of $59.09), had 553,529 options exercised (weighted average exercise price of $30.16) and had 9,827 options forfeited or expired (weighted average exercise price of $34.15). The weighted-average grant date fair value of options granted during the quarter ended June 30, 2006 was $21.10 and during the first six months of 2006 was $15.54. The total intrinsic value of options exercised during the quarter ended June 30, 2006 was $14.8 million and during the first six months of 2006 was $34.2 million.
Summary of Nonvested Shares Activity
      The following is a summary of restricted stock transactions during the period ended June 30, 2006.

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at December 31, 2005	239,288	$22.23
Granted	89,182	45.40
Vested	(90,496)	18.02
Forfeited	—	—

Nonvested at June 30, 2006	237,974	$32.51

      As of June 30, 2006, there was $4.9 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.2 years. During the second quarter of 2006, the Corporation granted 4,240 shares of restricted stock (weighted average grant date fair value of $59.09) and had 7,832 shares of restricted stock vested (weighted average grant date fair value of $32.02). The total grant date fair value of restricted stock vested during the second quarter of 2006 was $0.3 million and $1.6 million during the first six months of 2006.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Prior Year Pro Forma Disclosures
      Prior to the adoption of SFAS No. 123R, the Corporation applied the intrinsic-value-based method to account for its fixed-plan stock options and provided pro forma disclosures. Because the Corporation established the exercise price based on the fair value as of the grant date, options granted had no intrinsic value, and therefore no estimated compensation expense was recorded in the Corporation’s financial statements for periods prior to the adoption of SFAS No. 123R. The following table illustrates the pro forma effect on net earnings and earnings per share as if the Corporation had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation. Fair value of grants as of June 30, 2005 was estimated on the grant date using a Black-Scholes option-pricing model.
      The following are assumptions used in Black-Scholes valuations during the periods ended June 30, 2005.

	Quarter Ended	Six Months Ended
	June 30,	June 30,
	2005	2005

Weighted-average volatility	30%	30%
Expected dividends	—%	—%
Expected lives in years	4.0	4.0
Risk-free rate	3.75%	3.75%
      The weighted-average grant date fair value of options granted during the quarter ended June 30, 2005 was $9.43 and for the first six months of 2005 was $8.71. The total intrinsic value of options exercised was $3.4 million during the second quarter 2005 and $10.1 million for the first six months of 2005.

	Quarter	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005

(In thousands, except per share data)
Net earnings, as reported	$28,393	$52,801
Deduct total incremental stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effects(a)	(1,003)	(1,889)

Pro forma net earnings	$27,390	$50,912

Earnings per share:
Basic — as reported	$0.47	$0.89

Basic — pro forma	$0.46	$0.85

Diluted — as reported	$0.47	$0.87

Diluted — pro forma	$0.45	$0.84

(a)	Does not include restricted stock expense, net of tax, of $0.4 million that was already charged against income during the second quarter of 2005 and $0.6 million during the first six months of 2005.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

4.	Income Taxes
      The Corporation’s income tax provision for the second quarter 2006 was $16.7 million, or an effective rate of 29% of pre-tax income, compared to a tax provision in the second quarter 2005 of $10.2 million, or an effective rate of 26.3% of pre-tax income. The effective rate for both years reflects benefits from our Puerto Rican manufacturing operations. The second quarter of 2005 included a tax benefit of $0.9 million resulting from the favorable completion of a tax audit.
      The Corporation’s income tax provision for the first six months of 2006 was $32.6 million, or an effective rate of 29% of pre-tax income, compared to a tax provision in the first six months of 2005 of $20.1 million, or an effective rate of 27.6% of pre-tax income. The first six months of 2005 included the previously mentioned second quarter tax benefit of $0.9 million resulting from the favorable completion of a tax audit.
      The Corporation had net deferred tax assets totaling $63.2 million as of June 30, 2006 and $60.4 million as of December 31, 2005. Realization of deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income and tax planning strategies, based on tax laws in effect as of June 30, 2006, will be sufficient to realize the recorded deferred tax assets, net of the existing valuation allowance at June 30, 2006. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management has identified certain tax planning strategies that it could utilize to avoid the loss carryforward expiring prior to their realization. These tax planning strategies include primarily sales of non-core assets. Projected future taxable income is based on management’s forecast of the operating results of the Corporation, and there can be no assurance that such results will be achieved. Management periodically reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize the net deferred tax assets, the Corporation will increase the valuation allowance by a charge to income tax expense in the period of such determination. Additionally, if events change in subsequent periods which indicate that a previously recorded valuation allowance is no longer needed, the Corporation will decrease the valuation allowance by providing an income tax benefit in the period of such determination.

5.	Comprehensive Income
      Total comprehensive income and its components are as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

(In thousands)
Net income	$40,988	$28,393	$79,788	$52,801
Foreign currency translation adjustments	11,272	(7,025)	12,726	(14,851)
Unrealized gains (losses) on securities	(3)	(3)	(7)	(15)

Comprehensive income	$52,257	$21,365	$92,507	$37,935

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

6.	Derivative Instruments
      The Corporation is exposed to market risk from changes in raw material prices, foreign-exchange rates, and interest rates. At times, the Corporation may enter into various derivative instruments to manage certain of these risks. The Corporation does not enter into derivative instruments for speculative or trading purposes.

Interest Rate Swap Agreements
      At times, the Corporation enters into interest rate swap agreements. As of June 30, 2006, the Corporation had outstanding interest rate swap agreements with a notional amount of $81.3 million relating to debt securities maturing in June 2013. The interest rate swap agreements effectively convert fixed interest rates associated with its debt securities to floating interest rates based on the London Interbank Offered Rate (“LIBOR”) plus an applicable spread.
      The interest rate swaps qualify for the short-cut method of accounting for a fair value hedge under SFAS No. 133. The amount to be paid or received under the interest rate swap agreements is recorded as a component of net interest expense.
      At June 30, 2006, the net out-of-the-money fair value of the interest rate swaps was $7.8 million, which is comprised of $7.8 million classified in other long-term liabilities with an off-setting $7.8 million net decrease in the book value of the debt hedged. At December 31, 2005, the net out-of-the-money fair value of the interest rate swaps was $5.0 million, which is comprised of $5.0 million classified in other long-term liabilities with an offsetting $5.0 million net decrease in the book value of the debt hedged. Net interest expense reflects expense of $0.3 million associated with interest rate swap agreements for the second quarter of 2006 and a benefit of $0.1 million for the second quarter of 2005. Net interest expense includes expense of $0.5 million associated with interest rate swap agreements for the first six months of 2006 and a benefit of $0.5 million for the first six months of 2005.

Commodities Futures Contracts
      The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, copper, zinc, resins and rubber compounds. At times, some of the risk associated with usage of aluminum, copper and zinc is mitigated through the use of futures contracts that fix the price the Corporation will pay for a commodity. Commodities futures contracts utilized by the Corporation have not previously been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. Mark-to-market gains and losses for commodities futures, if any, are recorded in cost of sales. As of June 30, 2006, the Corporation had no outstanding commodities futures contracts. As of December 31, 2005, the Corporation had outstanding commodities futures contracts with a notional amount of $4.6 million and a market value which is recorded in prepaid expenses of $4.0 million. Cost of sales reflects a gain of $0.3 million for the second quarter of 2006 and a loss of $2.4 million for the second quarter of 2005 related to mark-to-market adjustments for commodities futures contracts. Cost of sales reflects a loss of $0.5 million for the first six months of 2006 and a loss of $1.5 million for the first six months of 2005 related to mark-to-market adjustments for commodities futures contracts.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Forward Foreign Exchange Contracts
      From time to time, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of foreign currencies (principally European currencies). Forward foreign exchange contracts utilized by the Corporation have not previously been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. Mark-to-market gains and losses for forward foreign exchange contracts are recorded in other (expense) income, net. The Corporation had no outstanding forward sale or purchase contracts as of June 30, 2006 and December 31, 2005. For the second quarter and the first six months of 2006, the Corporation had no mark-to-market adjustments for forward foreign exchange contracts. The Corporation recorded a mark-to-market loss of $1.0 million for the second quarter of 2005 and a loss of $1.4 million for the first six months of 2005 for forward foreign exchange contracts in other (expense) income, net.

7.	Debt
      The Corporation’s long-term debt at June 30, 2006 and December 31, 2005 was:

	June 30,	December 31,
	2006	2005
(In thousands)
Unsecured notes
6.50% Notes due 2006(a)	$—	$150,035
7.25% Notes due 2013(b)	117,226	119,988
Unsecured medium-term notes
6.63% Notes due 2008	114,753	114,684
6.39% Notes due 2009	149,861	149,835
Other, including capital leases	3,164	3,417

Long-term debt (including current maturities)	$385,004	537,959
Less current portion	631	150,804

Long-term debt	$384,373	$387,155

(a)	Paid in January 2006 from available cash resources.

(b)	See Note 6 regarding interest rate swap agreements.
      The Corporation’s $200 million committed revolving credit facility contains customary covenants which could restrict the payment of dividends, investments, liens, certain types of additional debt and dispositions of assets if the Corporation fails to maintain its financial covenants and certain minimum levels of total availability under the facility. The Corporation pays an annual commitment fee of 20 basis points to maintain this unsecured facility. No borrowings were outstanding under this facility as of June 30, 2006. Any borrowings outstanding as of June 2010 would mature on that date.
      Outstanding letters of credit which reduced availability under the $200 million credit facility, amounted to $30.0 million at June 30, 2006. The letters of credit relate primarily to third-party insurance claims processing, existing debt obligations and certain tax incentive programs.
      The Corporation has a EUR10 million (approximately US $13 million) committed revolving credit facility with a European bank. The Corporation pays an annual unused

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
commitment fee of 25 basis points on the undrawn balance to maintain this facility. This facility has an indefinite maturity and no borrowings were outstanding as of June 30, 2006.
      As of June 30, 2006, the Corporation’s aggregate availability of funds under its credit facilities is approximately $182.5 million, after deducting outstanding letters of credit. The Corporation has the option, at the time of drawing funds under any of the credit facilities, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank.
      Interest expense, net in the accompanying statements of operations includes interest income of $3.8 million for the second quarter of 2006 and $2.5 million for the second quarter of 2005. Interest expense, net in the accompanying statements of operations includes interest income of $8.0 million for the first six months of 2006 and $4.5 million for the first six months of 2005.

8.	Pension and Post-Retirement Benefits
      Net periodic cost for the Corporation’s defined benefit pension plans and for post-retirement health-care and life insurance benefits included the following components:

	Quarter Ended

			Post-Retirement
	Pension Benefits		Benefits

	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

(In thousands)
Service cost — benefits earned during the period	$2,578	$2,271	$43	$27
Interest cost on projected benefit obligation	5,509	5,168	250	264
Expected return on plan assets	(7,360)	(6,312)	—	—
Net amortization of unrecognized:
Transition obligation (asset)	(5)	3	194	189
Prior service cost (gain)	233	264	(50)	(56)
Plan net loss (gain)	1,611	1,575	150	78
Curtailment and settlement losses	—	1,762	—	—

Net periodic pension cost	$2,566	$4,731	$587	$502

	Six Months Ended

			Post-Retirement
	Pension Benefits		Benefits

	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

(In thousands)
Service cost — benefits earned during the period	$5,171	$4,921	$87	$33
Interest cost on projected benefit obligation	10,741	9,886	500	489
Expected return on plan assets	(14,291)	(11,872)	—	—
Net amortization of unrecognized:
Transition obligation (asset)	(13)	(6)	388	383
Prior service cost (gain)	471	531	(100)	(112)
Plan net loss (gain)	3,105	2,609	300	109
Curtailment and settlement losses	—	1,762	—	—

Net periodic pension cost	$5,184	$7,831	$1,175	$902

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
      Contributions to the Corporation’s qualified and non-qualified pension plans during the periods ended June 30, 2006 and 2005 were not significant. The Corporation expects required contributions during the remainder of 2006 to its qualified and non-qualified pension plans to be minimal.

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

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

(In thousands)
Net Sales
Electrical	$383,273	$342,051	$741,122	$658,927
Steel Structures	51,457	45,629	104,185	90,271
HVAC	33,149	30,410	64,374	61,078

Total	$467,879	$418,090	$909,681	$810,276

Segment Earnings
Electrical	$51,383	$37,368	$99,068	$70,407
Steel Structures	5,399	7,192	12,354	12,507
HVAC	3,679	2,190	6,968	5,841

Total reportable segment earnings	60,461	46,750	118,390	88,755
Interest expense, net	(3,708)	(6,868)	(7,175)	(14,028)
Other (expense) income, net	977	(1,338)	1,163	(1,805)

Earnings before income taxes	$57,730	$38,544	$112,378	$72,922

10.	Contingencies

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
      A trial in the fall of 2001 resulted in a jury verdict in favor of the Corporation. However, 13 months later, the trial court overturned that verdict in granting plaintiffs’ motions for judgment notwithstanding the verdict. In December 2002, the trial court judge found the Thomas & Betts’ product, an adhesive backed mounting base, to be unreasonably dangerous and therefore assigned 25% fault to Thomas & Betts. The judge set the damages for an injured worker at $20 million and the damages for Kaiser at $335 million. The judgment did not address damages for nearby businesses or the class of 18,000 residents near the Kaiser facility. The Corporation’s 25% allocation was $88.8 million, plus legal interest. The Corporation appealed to the Louisiana Court of Appeals, an intermediate appellate court. The appeal required a bond in the amount of $104 million (the judgment plus legal interest). Plaintiffs successfully moved the trial court to increase the bond to $156 million. The Corporation’s liability insurers have secured the $156 million bond.
      In March 2006, the Louisiana Court of Appeals unanimously reversed the trial court’s decision and reinstated the jury verdict of no liability in favor of the Corporation. In April 2006, the plaintiffs filed with the Louisiana Supreme Court an appeal of the Court of Appeals decision. In May 2006, the Louisiana Supreme Court refused to accept the plaintiffs appeal. The Louisiana Supreme Court let stand the appellate court decision to reinstate the jury verdict of no liability in favor of the Corporation. The plaintiffs filed an application for rehearing the refusal to accept plaintiffs’ appeal. The Corporation awaits the Louisiana Supreme Court decision on the application.
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
      The following table provides the changes in the Corporation’s accruals for estimated product warranties:

			Six Months
	Quarter Ended		Ended
	June 30,		June 30,

	2006	2005	2006	2005

(In thousands)
Balance at beginning of period	$1,578	$1,499	$1,478	$1,588
Liabilities accrued for warranties issued during the period	301	261	563	432
Deductions for warranty claims paid during the period	(236)	(337)	(540)	(677)
Changes in liability for pre-existing warranties during the period, including expirations	127	139	269	219

Balance at end of period	$1,770	$1,562	$1,770	$1,562

      In conjunction with the divestiture of the Corporation’s Electronics OEM business to Tyco Group S.A.R.L. in July 2000, the Corporation provided an indemnity to Tyco associated with environmental liabilities that were not known as of the sale date. Under this indemnity, the Corporation is liable for subsequently identified environmental claims up to $2 million. Additionally, the Corporation as of June 30, 2006 is liable for 50% of subsequently identified environmental claims that exceed $2 million and such liability becomes zero in July 2007. To date, environmental claims by Tyco have been negligible.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

11.	Share Repurchase Plan
      On May 3, 2006, the Corporation’s board of directors approved a share repurchase plan that allowed the Corporation to buy up to three million of its common shares from available cash resources. During May and June 2006, the Corporation repurchased three million common shares for $166.6 million, thereby completing all common share repurchases contemplated by the plan. Repurchased shares were retired when acquired and the purchase price has been charged against common stock (at par value) and additional paid-in capital.

12.	Subsequent Event
      On July 26, 2006, the Corporation’s board of directors approved a share repurchase plan that authorizes the Corporation to buy up to an additional three million of its common shares. The timing of repurchases will depend upon a variety of factors including market conditions. The authorization expires in July 2008. The Corporation expects to repurchase the shares from available cash resources.

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

carryforwards and deferred state income tax assets. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income, based on enacted tax law in effect as of June 30, 2006, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, which involve estimates and uncertainties, in making this assessment. Tax planning strategies include primarily sales of non-core assets. Projected future taxable income is based on management’s forecast of the operating results of the Corporation. Management periodically reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize net deferred tax assets, the Corporation will increase valuation allowances by a charge to income tax expense in the period of such determination. Likewise, if management determines that future taxable income will be sufficient to utilize state and foreign net operating loss carryforwards and other deferred tax assets, the Corporation will decrease the existing valuation allowance by recording a reduction to income tax expense in the period of such determination.

•	Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of current available facts related to each site.

2006 Outlook
      Our core electrical markets have performed well in the first half of 2006, and we expect this trend to continue for the balance of the year. We currently believe the outlook is favorable for the remainder of 2006 in light commercial construction, industrial maintenance and repair, and utility markets. We believe full-year 2006 sales growth over 2005 will be in the low double-digits, an increase from high single-digits in our previous guidance. This reflects the strong first half and for the second half stronger foreign currencies versus the US dollar, price increases to offset higher commodity costs and higher sales volume. We have increased our earnings per diluted share guidance by ten cents for both the bottom and top end of that range to $2.65 to $2.70. Our 2006 outlook assumes an effective tax rate of 29% and includes a charge of approximately $0.06 per diluted share from the adoption of Statement on Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” The key risks we may face in 2006 include continued higher prices and volatility in commodity markets for our materials, and the potential negative impact of rising energy costs and higher interest rates on capital spending in the markets we serve. Other risks and uncertainties which may affect our sales performance and earnings per share in 2006 are identified under the caption “Caution Regarding Forward-Looking Statements” in this Form 10-Q.

Summary of Consolidated Results

	Quarter Ended June 30,

	2006		2005

	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales

Net sales	$467,879	100.0	$418,090	100.0
Cost of sales	326,007	69.7	298,072	71.3

Gross profit	141,872	30.3	120,018	28.7
Selling, general and administrative	81,772	17.5	73,628	17.6

Earnings from operations	60,100	12.8	46,390	11.1
Income from unconsolidated companies	361	0.1	360	0.1
Interest expense, net	(3,708)	(0.8)	(6,868)	(1.7)
Other (expense) income, net	977	0.2	(1,338)	(0.3)

Earnings before income taxes	57,730	12.3	38,544	9.2
Income tax provision	16,742	3.5	10,151	2.4

Net earnings	$40,988	8.8	$28,393	6.8

Per share earnings:
Basic	$0.67		$0.47

Diluted	$0.66		$0.47

	Six Months Ended June 30,

	2006		2005

	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales

Net sales	$909,681	100.0	$810,276	100.0
Cost of sales	631,526	69.4	579,212	71.5

Gross profit	278,155	30.6	231,064	28.5
Selling, general and administrative	160,300	17.6	142,978	17.6

Earnings from operations	117,855	13.0	88,086	10.9
Income from unconsolidated companies	535	0.1	669	0.1
Interest expense, net	(7,175)	(0.8)	(14,028)	(1.8)
Other (expense) income, net	1,163	0.1	(1,805)	(0.2)

Earnings before income taxes	112,378	12.4	72,922	9.0
Income tax provision	32,590	3.6	20,121	2.5

Net earnings	$79,788	8.8	$52,801	6.5

Per share earnings:
Basic	$1.30		$0.89

Diluted	$1.28		$0.87

2006 Compared with 2005

Overview
      Net sales in the second quarter and in the first six months of 2006 increased from the respective prior year periods for the Corporation and for each of our segments. The increase in net sales for both periods was driven primarily by volume increases in the Electrical segment and price increases to offset higher commodity, freight and energy costs. Demand remains strong in our principal electrical end markets (light commercial construction, industrial and utility). Foreign currency also contributed to the increase in net sales for both periods.
      Operating earnings in the second quarter and in the first six months of 2006 were up significantly from the respective prior year periods, due primarily to the current year Electrical segment increase in earnings. These results reflect higher sales levels and improved fixed cost absorption (i.e., operating efficiencies).

Net Sales and Gross Profit
      Second quarter 2006 net sales were $467.9 million, up $49.8 million, or 11.9%, from the prior-year period. Favorable foreign currency exchange accounted for approximately $6 million of the increase during the quarter. For the first six months of 2006, net sales were $909.7 million, up $99.4 million, or 12.3 percent, from the prior-year period. Favorable foreign currency exchange accounted for approximately $5 million of the year-to-date increase. Higher sales volume and price increases to offset higher commodity, freight and energy costs contributed significantly to the sales improvement in both the quarter and year-to-date periods.
      Our second quarter 2006 gross profit was 30.3% of net sales, compared to 28.7% of net sales in the prior-year period. For the first six months of 2006, gross profit was 30.6% of net sales, compared to 28.5% in the prior-year period. The improvement in gross profit in 2006 over 2005 reflects increased sales volumes with our plants benefiting from improved absorption. During the second quarter and first six months of 2006, we experienced higher material costs, primarily in non-ferrous metals (copper, zinc, aluminum), and energy costs compared to the same periods in the prior year, which were largely offset through increased selling prices for our products.

Expenses
      Selling, general and administrative (“SG&A”) expense in the second quarter of 2006 was $81.8 million, or 17.5% of net sales, compared to $73.6 million, or 17.6% of net sales in the second quarter of 2005. For the first six months of 2006, SG&A expense was $160.3 million, or 17.6% of net sales, compared to $143.0 million, or 17.6% of net sales for the first six months of 2005. SG&A expense was essentially flat as a percent of net sales compared to the prior-year quarter and year-to-date periods. The sales volume increase, as well as $2 million of additional expense during the second quarter of 2006 related to revised estimates for certain environmental remediation, impacted the increase in SG&A dollars from the prior-year period. The year-over-year dollar increase in SG&A for the first six months of 2006 also reflects the inclusion of $2.9 million of stock option expense in 2006.

Interest Expense, Net
      Interest expense, net for the second quarter of 2006 was $3.7 million, down from $6.9 million in the prior-year period due primarily to lower average debt levels and higher interest income. Interest income included in interest expense, net was $3.8 million for the second quarter of 2006 and $2.5 million for the second quarter of 2005. Interest expense was $7.5 million in the second quarter of 2006 compared to $9.4 million in the second quarter of 2005.
      Interest expense, net for the first six months of 2006 was $7.2 million, down from $14.0 million in the prior-year period due primarily to lower average debt levels and higher interest income. Interest income included in interest expense, net was $8.0 million for the first six months of 2006 compared to $4.5 million in the prior-year period. Interest expense was $15.2 million for the first six months of 2006 compared to $18.5 million in the prior-year period.

Income Taxes
      The income tax provision for the second quarter of 2006 reflected an effective rate of 29% of pre-tax income, compared to an effective rate in the prior-year period of 26.3% of pre-tax income. The income tax provision for the first six months of 2006 reflected an effective rate of 29% of pre-tax income, compared to an effective rate of 27.6% of pre-tax income in the year-earlier period. The first six months of 2005 included a second quarter tax benefit of $0.9 million resulting from the favorable completion of a tax audit. The effective rate for both years reflects benefits from our Puerto Rican manufacturing operations.

Net Earnings
      Net earnings were $41.0 million, or $0.67 per basic share and $0.66 per diluted share, in the second quarter of 2006 compared to net earnings of $28.4 million, or $0.47 per basic and diluted share, in the second quarter of 2005. For the first six months of 2006, net earnings were $79.8 million, or $1.30 per basic share and $1.28 per diluted share, compared to net earnings of $52.8 million, or $0.89 per basic share and $0.87 per diluted share, in the year-earlier period. Higher 2006 results for both periods reflect increased operating earnings on higher current year sales volumes and the benefit of lower interest expense.

Summary of Segment Results
Net Sales

	Quarter Ended June 30,				Six Months Ended June 30,

	2006		2005		2006		2005

	In	% of Net	In	% of Net	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$383,273	81.9	$342,051	81.8	$741,122	81.5	$658,927	81.3
Steel Structures	51,457	11.0	45,629	10.9	104,185	11.4	90,271	11.2
HVAC	33,149	7.1	30,410	7.3	64,374	7.1	61,078	7.5

	$467,879	100.0	$418,090	100.0	$909,681	100.0	$810,276	100.0

Segment Earnings

	Quarter Ended June 30,				Six Months Ended June 30,

	2006		2005		2006		2005

	In	% of Net	In	% of Net	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$51,383	13.4	$37,368	10.9	$99,068	13.4	$70,407	10.7
Steel Structures	5,399	10.5	7,192	15.8	12,354	11.9	12,507	13.8
HVAC	3,679	11.1	2,190	7.2	6,968	10.8	5,841	9.6

	$60,461	12.9	$46,750	11.2	$118,390	13.0	$88,755	11.0

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

Electrical Segment
      Second quarter 2006 net sales in the Electrical segment were up $41.2 million, or 12.1%, on a year-over-year basis. For the first six months of 2006, net sales for the Electrical segment were up $82.2 million, or 12.5%, on a year-over-year basis. Favorable foreign currency exchange accounted for approximately $6 million of the increase for the second quarter of 2006 and approximately $5 million of the increase for the first six months of 2006. Improved sales volume and higher selling prices to offset higher commodity, freight and energy costs contributed significantly to the sales growth. Strong demand in the segment’s key end markets of light commercial construction, industrial maintenance and repair and utility distribution markets drove the volume improvement.
      Electrical segment earnings of $51.4 million in the second quarter of 2006 and $99.1 million for the first six months of 2006 were significantly higher compared to $37.4 million in the second quarter and $70.4 million for the first six months of the prior year. The earnings improvement reflects higher sales volumes, operating efficiencies and the Company’s continued ability to offset higher material and energy costs through higher selling prices.

Other Segments
      Second quarter 2006 net sales in our Steel Structures segment were up $5.8 million or 12.8% on a year-over-year basis. For the first six months of 2006, net sales for the Steel Structures segment were up $13.9 million, or 15.4%, on a year-over-year basis. The sales increase during the second quarter 2006 was primarily due to shipments of lattice towers purchased from third party suppliers for resale. Segment earnings of $5.4 million in the second quarter of 2006 decreased from $7.2 million in the second quarter of 2005, reflecting a less-favorable project mix that included significantly more types of poles and shorter production runs than in 2005. Segment earnings for the first six months of 2006 was essentially flat compared to the first six months of the prior year.
      Second quarter 2006 net sales in the HVAC segment were up $2.7 million or 9.0% on a year-over-year basis. For the first six months of 2006, net sales for the HVAC segment were up $3.3 million, or 5.4%, on a year-over-year basis. Segment earnings of $3.7 million in the second quarter and $7.0 million for the first six months of 2006 were also higher compared to $2.2 million in the second quarter and $5.8 million for the first six months of the prior year. Higher sales volumes and improved productivity contributed to the earnings improvement.
Liquidity and Capital Resources
      The Corporation had cash and cash equivalents of $255.4 million and $216.7 million at June 30, 2006 and December 31, 2005, respectively. Additionally, the Corporation had marketable securities of $0.5 million and $292.2 million at June 30, 2006 and December 31, 2005, respectively.
      The following table reflects the primary category totals in our Consolidated Statements of Cash Flows.

	Six Months Ended
	June 30,

	2006	2005
(In thousands)
Net cash provided by (used in) operating activities	$29,291	$53,115
Net cash provided by (used in) investing activities	269,496	(38,640)
Net cash provided by (used in) financing activities	(261,339)	17,571
Effect of exchange-rate changes on cash	1,248	(2,802)

Net increase (decrease) in cash and cash equivalents	$38,696	$29,244

Operating Activities
      Cash provided by operating activities during the first six months of 2006 and 2005 was primarily attributable to net earnings, partially offset by an increase in working capital. Operating activities in 2006 reflect the negative impact of $8.7 million associated with incremental tax effects for share-based payment arrangements. Due to the Corporation’s use of the modified prospective application of accounting for share-based payments, 2005 operating activities have not been adjusted for comparative purposes.

Investing Activities
      During the first six months of 2006, we had capital expenditures totaling $22.3 million, compared to $18.2 million in the prior-year period. We expect capital expenditures to be approximately $45 to $50 million in 2006. This spending is for projects that maintain our existing production capabilities and support our ongoing business plans.
      As of December 31, 2005, the Corporation’s marketable securities include primarily auction-rate securities. The interest rates on these securities reset typically monthly to prevailing market rates, but may have had longer stated maturities. All such securities were liquidated in the first quarter of 2006.
      In January 2005, we purchased the net operating assets of Southern Monopole and Utilities Company for $16.5 million. Southern Monopole manufactures steel poles used primarily for electrical transmission towers.

Financing Activities
      Cash used in financing activities during the first six months of 2006 reflected debt repayments in January 2006 of $150 million of senior unsecured notes that were paid upon maturity from available cash resources. During May and June 2006, the Corporation repurchased three million common shares for $166.6 million from available cash resources. Financing activities also reflect $46.8 million of cash provided by stock options exercised in 2006 compared to $18.6 million in 2005. Financing activities in 2006 reflect the impact of $8.7 million associated with incremental tax effects for share-based payment arrangements. Cash flows from operating activities in 2006 have been reduced by a similar $8.7 million for share-based arrangements. Due to the Corporation’s use of the modified prospective application of accounting for share-based payments, 2005 financing activities have not been adjusted for comparative purposes.

$200 million Credit Agreement
      The Corporation’s $200 million committed revolving credit facility contains customary covenants which could restrict the payment of dividends, investments, liens, certain types of additional debt and dispositions of assets if the Corporation fails to maintain its financial covenants and certain minimum levels of total availability under the facility. The Corporation pays an annual commitment fee of 20 basis points to maintain this unsecured facility. We have the option, at the time of drawing funds under the facility, of selecting an interest rate based on the London Interbank Offered Rate (LIBOR), the federal funds rate, or the prime rate of the agent bank. No borrowings were outstanding under this facility as of June 30, 2006. Any borrowings outstanding as of June 2010 would mature on that date.
      The Corporation is in compliance with the following significant financial covenants contained in the $200 million credit facility:
      Fixed Charge Coverage Ratio. The Corporation must maintain a ratio, as defined in the agreement, of no less than 2.75 to 1.00 as of the end of any fiscal quarter ending June 30, 2006 through December 31, 2006 and 3.00 to 1.00 as of the end of any fiscal quarter ending March 31, 2007 and thereafter.
      Leverage Ratio. The Corporation must maintain a ratio, as defined in the agreement, of no greater than 4.00 to 1.00 as of the end of any fiscal quarter through December 31, 2006 and 3.75 to 1.00 as of the end of any fiscal quarter ending March 31, 2007 and thereafter.
      At June 30, 2006, outstanding letters of credit, or similar financial instruments that reduce the amount available under the $200 million credit facility totaled $30.0 million. Letters of credit relate primarily to third-party insurance claims processing, existing debt obligations and certain tax incentive programs.

Other Credit Facilities
      We have a EUR10 million (approximately US $13 million) committed revolving credit facility with a European bank that has an indefinite maturity. Availability under this facility is EUR10 million (approximately US $13 million) as of June 30, 2006. This credit facility contains standard covenants similar to those contained in the $200 million credit agreement and standard events of default such as covenant default and cross-default.

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
      As of June 30, 2006, the aggregate availability of funds under our credit facilities was approximately $182.5 million, after deducting outstanding letters of credit. Availability is subject to the satisfaction of various covenants and conditions to borrowing. These are back up facilities that have not been utilized and we currently do not expect to utilize these facilities in the foreseeable future.

Credit Ratings
      As of June 30, 2006, we had investment grade credit ratings from Standard & Poor’s, Moody’s Investor Service and Fitch Ratings on our senior unsecured debt. Should these credit ratings drop, repayment under our credit facilities and debt securities will not be accelerated; however, our credit costs may increase. Similarly, if our credit ratings increase, we may have a decrease in our credit costs. The maturity of the senior unsecured debt securities do not accelerate in the event of a credit downgrade.

Debt Securities
      Thomas & Betts had the following senior unsecured debt securities outstanding as of June 30, 2006:

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

Other
      On May 3, 2006, the Corporation’s board of directors approved a share repurchase plan that allowed the Corporation to buy up to three million of its common shares from available cash resources. During May and June 2006, the Corporation repurchased three million common shares for $166.6 million, thereby completing all common share repurchases contemplated by the plan.
      On July 26, 2006, the Corporation’s board of directors approved a share repurchase plan that authorizes the Corporation to buy up to an additional three million of its common shares. The timing of repurchases will depend upon a variety of factors including market conditions. The authorization expires in July 2008. The Corporation expects to repurchase the shares from available cash resources.
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
      As of June 30, 2006, we did not have any off-balance sheet arrangements.
      Refer to Note 10 in the Notes to Consolidated Financial Statements for information regarding our guarantee and indemnification arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk and Financial Instruments
      Thomas & Betts is exposed to market risk from changes in interest rates, raw material prices and foreign currency exchange rates. At times, we may enter into various derivative instruments to manage certain of these risks. We do not enter into derivative instruments for speculative or trading purposes.
      For the period ended June 30, 2006, the Corporation has not experienced any material changes since December 31, 2005 in market risk that affect the quantitative and qualitative disclosures presented in our 2005 Annual Report on Form 10-K.

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

(b)	Changes in Internal Control over Financial Reporting
      There have been no significant changes in internal control over financial reporting that occurred during the second quarter of 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
      On May 3, 2006, the Corporation’s board of directors approved a share repurchase plan that allowed the Corporation to buy up to three million of its common shares. The Corporation repurchased, through open-market transactions, three million common shares with available cash resources. The Corporation has completed all common share repurchases authorized by the plan.
Issuer Purchases of Equity Securities

			Total	Maximum
			Number	Number
			of Shares	of Shares
	Total	Average	Purchased	that May
	Number of	Price Paid	as Part of	Yet Be
	Common	per	Publicly	Purchased
	Shares	Common	Announced	Under
Period	Purchased	Share	Program	the Plan

May 10, 2006 to May 31, 2006	1,677,100	$56.71	1,677,100	1,322,900
June 1, 2006 to June 14, 2006	1,322,900	$53.97	1,322,900	—

Total for the quarter ended
June 30, 2006	3,000,000	$55.49	3,000,000	—

      On July 26, 2006, the Corporation’s board of directors approved a share repurchase plan that authorizes the Corporation to buy up to an additional three million of its common shares. The timing of repurchases will depend upon a variety of factors including market conditions. The authorization expires in July 2008. The Corporation expects to repurchase the shares from available cash resources.

Item 4.	Submission of Matters to a Vote of Security Holders
      The matters which were voted upon at the Registrant’s Annual Meeting of Shareholders held May 3, 2006, and the results of the voting are set forth below.

	Nominees for Director	For	Withheld
1.
	Ernest H. Drew	57,479,319	894,778
	Jeananne K. Hauswald	57,553,262	820,835
	Dean Jernigan	57,957,964	416,133
	Ronald B. Kalich, Sr.	57,957,225	416,872
	Kenneth R. Masterson	57,539,276	834,821
	Dominic J. Pileggi	57,537,813	836,284
	Jean-Paul Richard	57,959,236	414,861
	David D. Stevens	57,948,495	425,602
	William H. Waltrip	57,477,942	896,155
2.	For the proposal to ratify the appointment of KPMG LLP as the independent registered public accounting firm, received:

For	57,757,309
Against	583,082
Abstentions	33,706
Broker non-votes	0

Item 5.	Other Information
      None.

Item 6.	Exhibits
      The Exhibit Index that follows the signature page of this Report is incorporated herein by reference.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Thomas & Betts Corporation
(Registrant)

By:	/s/ Kenneth W. Fluke

Kenneth W. Fluke
Senior Vice President and
Chief Financial Officer
(principal financial officer)
Date: August 7, 2006

EXHIBIT INDEX

10.1	Health Benefits Continuation Agreement dated February 2, 2005 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 2, 2005).
10.2	Form of Restricted Stock Agreement Pursuant to Thomas & Betts Corporation Equity Compensation Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated February 2, 2005).
10.3	Form of Executive Incentive Stock Option Agreement Pursuant to Thomas & Betts Corporation Equity Compensation Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated February 2, 2005).
10.4	Form of Executive Nonqualified Stock Option Agreement Pursuant to Thomas & Betts Corporation Equity Compensation Plan (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated February 2, 2005).
10.5	First Amendment to Credit Agreement dated March 2, 2005, among the Corporation, as borrower, the Lenders party thereto, and Wachovia Bank, National Association, as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 2, 2005).
10.6	Credit Agreement, dated June 25, 2003, among the Corporation, as borrower, the subsidiaries of the Corporation, as guarantors, the lenders listed therein, Wachovia Bank, National Association, as issuing bank, Wachovia Securities, Inc., as arranger, and Wachovia Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, for the quarter ended June 29, 2003).
10.7	Amended and Restated Credit Agreement dated as of June 14, 2005 among Thomas & Betts Corporation, as Borrower, The Guarantors Party Thereto, The Financial Institutions Party Thereto, Bank of America, N.A., Suntrust Bank and Regions Bank, as Co-Syndication Agents, LaSalle Bank, N.A., as Documentation Agent and Wachovia Bank, National Association, as Administrative Agent, Swing Bank and Issuing Bank (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 14, 2005 and incorporated herein by reference).
10.8	First Amendment to Amended and Restated Credit Agreement dated August 12, 2005, among Thomas & Betts Corporation, as Borrower, the Lenders named therein, and Wachovia Bank, National Association, as Administrative Agent (Filed as Exhibit 10.1 to the Registrant’s Current Report of Form 8-K dated August 17, 2005 and incorporated herein by reference).
10.9	Executive Compensation Summary (Incorporated by reference to Item 1.01 of the Current Report on Form 8-K dated February 6, 2006).
12	Statement re Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of Principal Financial Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. § 1350 and not filed as part of the Report or as a separate disclosure document.