Form 10-Q
period 2006-09-30
THOMAS & BETTS CORP
filed 2006-11-06
CIK 97854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Outstanding Shares
at November 1,
Title of Each Class	2006

Common Stock, $.10 par value	59,902,667

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

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales	$473,401	$442,071	$1,383,082	$1,252,347
Cost of sales	326,396	307,558	957,922	886,770

Gross profit	147,005	134,513	425,160	365,577
Selling, general and administrative	80,780	77,754	241,080	220,732

Earnings from operations	66,225	56,759	184,080	144,845
Income from unconsolidated companies	35	300	570	969
Interest expense, net	(4,122)	(6,296)	(11,297)	(20,324)
Other (expense) income, net	484	(1,695)	1,647	(3,500)

Earnings before income taxes	62,622	49,068	175,000	121,990
Income tax provision	18,160	14,230	50,750	34,351

Net earnings	$44,462	$34,838	$124,250	$87,639

Earnings per share:
Basic	$0.75	$0.58	$2.05	$1.46

Diluted	$0.74	$0.57	$2.01	$1.44

Average shares outstanding:
Basic	59,573	60,330	60,686	59,848
Diluted	60,412	61,256	61,707	60,799

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS
Current Assets
Cash and cash equivalents	$295,753	$216,742
Marketable securities	430	292,154
Receivables, net	237,121	185,391
Inventories:
Finished goods	114,566	91,597
Work-in-process	34,727	29,285
Raw materials	89,230	77,225

Total inventories	238,523	198,107

Deferred income taxes	45,673	40,293
Prepaid expenses	12,395	17,455

Total Current Assets	829,895	950,142

Property, plant and equipment:
Land	17,359	15,571
Buildings	180,232	176,054
Machinery and equipment	619,023	607,847
Construction-in-progress	13,130	14,408

Gross property, plant and equipment	829,744	813,880
Less accumulated depreciation	(563,602)	(546,854)

Net property, plant and equipment	266,142	267,026

Goodwill	499,428	462,810
Investments in unconsolidated companies	115,304	115,665
Deferred income taxes	9,286	20,061
Prepaid pension plan costs	77,658	76,187
Other assets	33,166	28,505

Total Assets	$1,830,879	$1,920,396

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$636	$150,804
Accounts payable	142,032	138,060
Accrued liabilities	103,716	101,672
Income taxes payable	8,506	13,875

Total Current Liabilities	254,890	404,411

Long-Term Liabilities
Long-term debt	386,934	387,155
Accrued pension plan liability	29,035	23,079
Other long-term liabilities	61,836	53,161
Contingencies (Note 10)
Shareholders’ Equity
Common stock	5,961	6,109
Additional paid-in capital	312,195	411,985
Retained earnings	767,901	643,651
Unearned compensation, restricted stock	—	(2,098)
Accumulated other comprehensive income	12,127	(7,057)

Total Shareholders’ Equity	1,098,184	1,052,590

Total Liabilities and Shareholders’ Equity	$1,830,879	$1,920,396

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Cash Flows from Operating Activities:
Net earnings	$124,250	$87,639
Adjustments:
Depreciation and amortization	35,568	38,464
Share-based compensation expense	6,584	—
Deferred income taxes	18,663	10,237
Incremental tax benefits from share-based payments	(9,087)	—
Changes in operating assets and liabilities, net:
Receivables	(45,182)	(59,401)
Inventories	(35,757)	7,417
Accounts payable	1,019	17,825
Accrued liabilities	366	2,114
Income taxes payable	(5,814)	(2,064)
Other	17,781	14,239

Net cash provided by (used in) operating activities	108,391	116,470

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(30,498)	(26,355)
Purchases of businesses	(33,286)	(16,526)
Proceeds from sale of property, plant and equipment	193	493
Marketable securities acquired	(121,665)	(400,750)
Proceeds from marketable securities	413,379	341,148

Net cash provided by (used in) investing activities	228,123	(101,990)

Cash Flows from Financing Activities:
Repayment of long-term debt and other borrowings	(150,313)	(5,138)
Stock options exercised	48,055	27,139
Incremental tax benefits from share-based payments	9,087	—
Repurchase of common shares	(166,554)	—

Net cash provided by (used in) financing activities	(259,725)	22,001

Effect of exchange-rate changes on cash	2,222	1,859

Net increase (decrease) in cash and cash equivalents	79,011	38,340
Cash and cash equivalents, beginning of period	216,742	151,189

Cash and cash equivalents, end of period	$295,753	$189,529

Cash payments for interest	$23,880	$29,222
Cash payments for income taxes	$34,777	$27,456

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary for the fair presentation of the Corporation’s financial position as of September 30, 2006 and December 31, 2005 and the results of operations and cash flows for the periods ended September 30, 2006 and 2005.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to prior periods to conform to the current year presentation.

2.	Basic and Diluted Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

(In thousands, except per share data)
Net earnings	$44,462	$34,838	$124,250	$87,639

Basic shares:
Average shares outstanding	59,573	60,330	60,686	59,848

Basic earnings per share	$0.75	$0.58	$2.05	$1.46

Diluted shares:
Average shares outstanding	59,573	60,330	60,686	59,848
Additional shares from the assumed exercise of stock options and vesting of restricted stock	839	926	1,021	951

	60,412	61,256	61,707	60,799

Diluted earnings per share	$0.74	$0.57	$2.01	$1.44

The Corporation had stock options that were out-of-the-money which were excluded because of their anti-dilutive effect. Such out-of-the-money options were 0.8 million shares of common stock for the third quarter 2006 and 1.0 million shares of common stock for the third quarter 2005. Out-of-the-money options were 0.7 million shares of common stock for the first nine months of 2006 and 1.0 million shares of common stock for the first nine months of 2005.

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

As of September 30, 2006, the Corporation has equity compensation plans for key employees and for non-employee directors. Amounts recognized in the financial statements with respect to these and prior plans are as follows:

	Quarter Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006

(In thousands)
Total cost of share-based payment plans during the period	$2,375	$6,918
Amounts capitalized in inventory during the period	(334)	(989)
Amounts recognized in income during the period for amount previously capitalized	348	655

Amounts charged against income during the period, before income tax benefit	2,389	6,584
Related income tax benefit recognized in income during the period	(908)	(2,502)

Share-based payments compensation expense, net of tax	$1,481	$4,082

Basic and diluted earnings per share were negatively impacted from amounts recognized during the third quarter of 2006 by $0.02 for options and an additional $0.01 for restricted stock. Compensation expense, net of tax, of $1.0 million for stock options and $0.4 million for restricted stock was charged against income during the third quarter of 2006. Basic and diluted earnings per share were negatively impacted from amounts recognized during the first nine months of 2006 by $0.05 for options and an additional $0.02 for restricted stock. Compensation expense, net of tax, of $2.9 million for stock options and $1.2 million for restricted stock was charged against income during the first nine months of 2006. Prior to January 1, 2006, no compensation expense was recognized for stock options. During the third quarter and first nine months of 2005, restricted stock expense, net of tax, of $0.3 million and $0.9 million was charged against income.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

May 2004 Equity Compensation Plans

In May 2004, the Corporation’s shareholders approved its Equity Compensation Plan. Under the Equity Compensation Plan, which expires in 2014, unless earlier terminated, the Corporation may grant to key employees options for up to 3,000,000 shares of common stock and restricted stock awards for up to 500,000 shares of common stock. Restricted stock represents nonvested shares as defined by SFAS No. 123R, with compensation expense recognized over the requisite service period (vesting period). Option grants to purchase common stock for cash have a term not to exceed 10 years and are at a price not less than the fair market value on the grant date. For awards under the plan, restricted stock awards cliff-vest in three years after the award date and options to purchase common stock have graded-vesting of one-third increments beginning on the anniversary of the date of grant.

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

The following are assumptions used in Black-Scholes valuations during the period ended September 30, 2006.

Nine Months
Ended September 30,
2006

Weighted-average volatility	30%
Expected dividends	—%
Expected lives in years	4.5-6.0
Risk-free rate	4.5%-5.0%

Note: No options were granted during the quarter ended September 30, 2006.

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

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Summary of Option Activity

The following is a summary of the option transactions during the nine months ended September 30, 2006.

		Weighted-	Weighted-
		Average	Average
	Number	Exercise	Contractual	Aggregate
	of Shares	Price	Term	Intrinsic Value
			(Years)	(In thousands)

Outstanding at December 31, 2005	3,947,240	$27.84
Granted	626,528	45.00
Exercised	(1,668,355)	28.85
Forfeited or expired	(43,806)	32.92

Outstanding at September 30, 2006	2,861,607	$30.97	6.15	$48,499

Exercisable at September 30, 2006	1,710,416	$27.68	4.45	$34,818

During the third quarter of 2006, the Corporation granted no options, had 60,153 options exercised (weighted average exercise price of $21.43) and had 3,000 options forfeited or expired (weighted average exercise price of $39.12). The weighted-average grant date fair value of options granted during the first nine months of 2006 was $15.51. The total intrinsic value of options exercised during the quarter ended September 30, 2006 was $1.4 million and during the first nine months of 2006 was $35.7 million.

Summary of Nonvested Shares Activity

The following is a summary of restricted stock transactions during the nine months ended September 30, 2006.

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at December 31, 2005	239,288	$22.23
Granted	89,182	45.40
Vested	(90,496)	18.02
Forfeited	—	—

Nonvested at September 30, 2006	237,974	$32.51

As of September 30, 2006, there was $4.2 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.0 years. During the third quarter of 2006, the Corporation granted no shares of restricted stock and no shares of restricted stock vested. The total grant date fair value of restricted stock vested during the first nine months of 2006 was $1.6 million.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Prior Year Pro Forma Disclosures

Prior to the adoption of SFAS No. 123R, the Corporation applied the intrinsic-value-based method to account for its fixed-plan stock options and provided pro forma disclosures. Because the Corporation established the exercise price based on the fair value as of the grant date, options granted had no intrinsic value, and therefore no estimated compensation expense was recorded in the Corporation’s financial statements for periods prior to the adoption of SFAS No. 123R. The following table illustrates the pro forma effect on net earnings and earnings per share as if the Corporation had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation. Fair value of grants as of September 30, 2005 was estimated on the grant date using a Black-Scholes option-pricing model.

The following are assumptions used in Black-Scholes valuations during the period ended September 30, 2005.

Nine Months Ended
September 30,
2005

Weighted-average volatility	30%
Expected dividends	—%
Expected lives in years	4.0
Risk-free rate	3.75%

Note: No options were granted during the quarter ended September 30, 2005.

The weighted-average grant date fair value of options granted during the first nine months of 2005 was $8.71. The total intrinsic value of options exercised was $5.4 million during the third quarter 2005 and $15.5 million for the first nine months of 2005.

	Quarter Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005

(In thousands, except per share data)
Net earnings, as reported	$34,838	$87,639
Deduct total incremental stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effects(a)	(895)	(2,784)

Pro forma net earnings	$33,943	$84,855

Earnings per share:
Basic — as reported	$0.58	$1.46

Basic — pro forma	$0.56	$1.42

Diluted — as reported	$0.57	$1.44

Diluted — pro forma	$0.55	$1.40

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(a)	Does not include restricted stock expense, net of tax, of $0.3 million that was already charged against income during the third quarter of 2005 and $0.9 million during the first nine months of 2005.

4.	Income Taxes

The Corporation’s income tax provision for the third quarter 2006 was $18.2 million, compared to a tax provision in the third quarter 2005 of $14.2 million, with both quarters having an effective rate of 29% of pre-tax income. The effective rate for both years reflects benefits from our Puerto Rican manufacturing operations.

The Corporation’s income tax provision for the first nine months of 2006 was $50.8 million, or an effective rate of 29% of pre-tax income, compared to a tax provision in the first nine months of 2005 of $34.4 million, or an effective rate of 28.2% of pre-tax income. The first nine months of 2005 included a second quarter tax benefit of $0.9 million resulting from the favorable completion of a tax audit.

The Corporation had net deferred tax assets totaling $55.0 million as of September 30, 2006 and $60.4 million as of December 31, 2005. Realization of deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income and tax planning strategies, based on tax laws in effect as of September 30, 2006, will be sufficient to realize the recorded deferred tax assets, net of the existing valuation allowance at September 30, 2006. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management has identified certain tax planning strategies that it could utilize to avoid loss carryforwards expiring prior to their realization. These tax planning strategies include primarily sales of non-core assets. Projected future taxable income is based on management’s forecast of the operating results of the Corporation, and there can be no assurance that such results will be achieved. Management periodically reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize the net deferred tax assets, the Corporation will increase the valuation allowance by a charge to income tax expense in the period of such determination. Additionally, if events change in subsequent periods which indicate that a previously recorded valuation allowance is no longer needed, the Corporation will decrease the valuation allowance by providing an income tax benefit in the period of such determination.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

5.	Comprehensive Income

Total comprehensive income and its components are as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

(In thousands)
Net income	$44,462	$34,838	$124,250	$87,639
Foreign currency translation adjustments	6,466	7,432	19,192	(7,419)
Unrealized gains (losses) on securities	(1)	(5)	(8)	(20)

Comprehensive income	$50,927	$42,265	$143,434	$80,200

6.	Derivative Instruments

The Corporation is exposed to market risk from changes in raw material prices, foreign-exchange rates, and interest rates. At times, the Corporation may enter into various derivative instruments to manage certain of these risks. The Corporation does not enter into derivative instruments for speculative or trading purposes.

Interest Rate Swap Agreements

At times, the Corporation enters into interest rate swap agreements. The interest rate swap agreements effectively convert fixed interest rates associated with its debt securities to floating interest rates based on the London Interbank Offered Rate (“LIBOR”) plus an applicable spread. As of September 30, 2006, the Corporation had outstanding interest rate swap agreements with a notional amount of $81.3 million relating to debt securities maturing in June 2013.

The interest rate swaps qualify for the short-cut method of accounting for a fair value hedge under SFAS No. 133. The amount to be paid or received under the interest rate swap agreements is recorded as a component of net interest expense.

At September 30, 2006, the net out-of-the-money fair value of the interest rate swaps was $5.2 million, which is comprised of $5.2 million classified in other long-term liabilities with an off-setting $5.2 million net decrease in the book value of the debt hedged. At December 31, 2005, the net out-of-the-money fair value of the interest rate swaps was $5.0 million, which is comprised of $5.0 million classified in other long-term liabilities with an offsetting $5.0 million net decrease in the book value of the debt hedged. Net interest expense reflects expense of $0.2 million associated with interest rate swap agreements for the third quarter of 2006 and a minimal benefit for the third quarter of 2005. Net interest expense includes expense of $0.8 million associated with interest rate swap agreements for the first nine months of 2006 and a benefit of $0.5 million for the first nine months of 2005.

In October 2006, the Corporation paid approximately $5 million to terminate its outstanding swap agreements. The termination discontinues the hedging relationship, and, as a result, all of the Corporation’s outstanding debt now has fixed interest rates.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Commodities Futures Contracts

The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, copper, zinc, resins and rubber compounds. At times, some of the risk associated with usage of aluminum, copper and zinc is mitigated through the use of futures contracts that fix the price the Corporation will pay for a commodity. Commodities futures contracts utilized by the Corporation have not previously been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. Mark-to-market gains and losses for commodities futures, if any, are recorded in cost of sales. As of September 30, 2006, the Corporation had no outstanding commodities futures contracts. As of December 31, 2005, the Corporation had outstanding commodities futures contracts with a notional amount of $4.6 million and a market value which was recorded in prepaid expenses of $4.0 million. For the third quarter of 2006, the Corporation had no mark-to-market adjustments for commodities futures contracts. For the third quarter of 2005, the Corporation had a gain of $2.6 million related to mark-to-market adjustments for commodities futures contracts. Cost of sales reflects a loss of $0.5 million for the first nine months of 2006 and a gain of $1.1 million for the first nine months of 2005 related to mark-to-market adjustments for commodities futures contracts.

Forward Foreign Exchange Contracts

From time to time, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of foreign currencies (principally European currencies). Forward foreign exchange contracts utilized by the Corporation have not previously been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. Mark-to-market gains and losses for forward foreign exchange contracts are recorded in other (expense) income, net. The Corporation had no outstanding forward sale or purchase contracts as of September 30, 2006 and December 31, 2005. For the third quarter and the first nine months of 2006 and 2005, the Corporation had no mark-to-market adjustments for forward foreign exchange contracts.

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

7.	Debt

The Corporation’s long-term debt at September 30, 2006 and December 31, 2005 was:

	September 30,	December 31,
	2006	2005

(In thousands)
Unsecured notes
6.50% Notes due 2006(a)	$—	$150,035
7.25% Notes due 2013(b)	119,801	119,988
Unsecured medium-term notes
6.63% Notes due 2008	114,787	114,684
6.39% Notes due 2009	149,874	149,835
Other, including capital leases	3,108	3,417

Long-term debt (including current maturities)	387,570	537,959
Less current portion	636	150,804

Long-term debt	$386,934	$387,155

(a)	Paid in January 2006 from available cash resources.

(b)	See Note 6 regarding interest rate swap agreements.

The Corporation’s $200 million committed revolving credit facility contains customary covenants which could restrict the payment of dividends, investments, liens, certain types of additional debt and dispositions of assets if the Corporation fails to maintain its financial covenants and certain minimum levels of total availability under the facility. The Corporation pays an annual commitment fee of 20 basis points to maintain this unsecured facility. No borrowings were outstanding under this facility as of September 30, 2006. Any borrowings outstanding as of June 2010 would mature on that date.

Outstanding letters of credit which reduced availability under the $200 million credit facility, amounted to $29.9 million at September 30, 2006. The letters of credit relate primarily to third-party insurance claims processing, existing debt obligations and certain tax incentive programs.

The Corporation has a EUR10 million (approximately US $13 million) committed revolving credit facility with a European bank. The Corporation pays an annual unused commitment fee of 25 basis points on the undrawn balance to maintain this facility. This facility has an indefinite maturity and no borrowings were outstanding as of September 30, 2006.

As of September 30, 2006, the Corporation’s aggregate availability of funds under its U.S. and European credit facilities is approximately $182.8 million, after deducting outstanding letters of credit. The Corporation has the option, at the time of drawing funds under any of the credit facilities, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank.

Interest expense, net in the accompanying statements of operations includes interest income of $3.2 million for the third quarter of 2006 and $3.0 million for the third quarter of 2005. Interest

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

expense, net in the accompanying statements of operations includes interest income of $11.3 million for the first nine months of 2006 and $7.5 million for the first nine months of 2005.

8.	Pension and Post-Retirement Benefits

Net periodic cost for the Corporation’s defined benefit pension plans and for post-retirement health-care and life insurance benefits included the following components:

	Quarter Ended
	Pension Benefits		Post-Retirement Benefits
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

(In thousands)
Service cost — benefits earned during the period	$2,494	$2,464	$20	$16
Interest cost on projected benefit obligation	5,439	4,928	232	245
Expected return on plan assets	(7,130)	(5,891)	—	—
Net amortization of unrecognized:
Transition obligation (asset)	—	(3)	187	192
Prior service cost (gain)	250	221	(68)	(56)
Plan net loss (gain)	1,541	1,327	83	54

Net periodic pension cost	$2,594	$3,046	$454	$451

	Nine Months Ended
	Pension Benefits		Post-Retirement Benefits
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

(In thousands)
Service cost — benefits earned during the period	$7,665	$7,385	$107	$49
Interest cost on projected benefit obligation	16,180	14,814	732	734
Expected return on plan assets	(21,421)	(17,763)	—	—
Net amortization of unrecognized:
Transition obligation (asset)	(13)	(9)	575	575
Prior service cost (gain)	721	752	(168)	(168)
Plan net loss (gain)	4,646	3,936	383	163
Curtailment and settlement losses	—	1,762	—	—

Net periodic pension cost	$7,778	$10,877	$1,629	$1,353

Contributions to the Corporation’s qualified and non-qualified pension plans during the periods ended September 30, 2006 and 2005 were not significant. The Corporation expects required contributions during the remainder of 2006 to its qualified pension plans to be minimal.

9.	Segment Disclosures

The Corporation has three reportable segments: Electrical, Steel Structures and HVAC. The Electrical segment designs, manufactures and markets thousands of different electrical connectors, components and other products for electrical, utility and communications applications. The Steel Structures segment designs, manufactures and markets steel transmission and distribution structures

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

for North American power companies. The HVAC segment designs, manufactures and markets heating and ventilation products for commercial and industrial buildings.

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

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

(In thousands)
Net Sales
Electrical	$389,433	$365,872	$1,130,555	$1,024,799
Steel Structures	53,516	46,230	157,701	136,501
HVAC	30,452	29,969	94,826	91,047

Total	$473,401	$442,071	$1,383,082	$1,252,347

Segment Earnings
Electrical	$55,411	$46,484	$154,479	$116,891
Steel Structures	7,657	8,252	20,011	20,759
HVAC	3,192	2,323	10,160	8,164

Total reportable segment earnings	66,260	57,059	184,650	145,814
Interest expense, net	(4,122)	(6,296)	(11,297)	(20,324)
Other (expense) income, net	484	(1,695)	1,647	(3,500)

Earnings before income taxes	$62,622	$49,068	$175,000	$121,990

10.	Contingencies

Legal Proceedings

Kaiser Litigation

By July 2000, Kaiser Aluminum, its property insurers, 28 Kaiser injured workers, nearby businesses and a class of 18,000 residents near the Kaiser facility in Louisiana, filed product liability and business interruption cases against the Corporation and nine other defendants in Louisiana state court seeking damages in excess of $550 million. These cases alleged that a Thomas & Betts cable tie mounting base failed, thereby allowing bundled cables to come in contact with a 13.8 kV energized bus bar. This alleged electrical fault supposedly initiated a series of events culminating in an explosion, which leveled 600 acres of the Kaiser facility.

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

In August 2006, the plaintiffs initiated a new appeal of the original jury verdict. The Corporation is contesting the plaintiffs’ right to this further appeal.

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

The following table provides the changes in the Corporation’s accruals for estimated product warranties:

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

(In thousands)
Balance at beginning of period	$1,770	$1,562	$1,478	$1,588
Liabilities accrued for warranties issued during the period	130	229	693	661
Deductions for warranty claims paid during the period	(441)	(268)	(981)	(945)
Changes in liability for pre-existing warranties during the period, including expirations	54	124	323	343

Balance at end of period	$1,513	$1,647	$1,513	$1,647

In conjunction with the divestiture of the Corporation’s Electronics OEM business to Tyco Group S.A.R.L. in July 2000, the Corporation provided an indemnity to Tyco associated with environmental liabilities that were not known as of the sale date. Under this indemnity, the Corporation is liable for subsequently identified environmental claims up to $2 million. Additionally, the Corporation as of September 30, 2006 is liable for 50% of subsequently identified environmental claims that exceed $2 million and such liability becomes zero in July 2007. To date, environmental claims by Tyco have been negligible.

11.	Share Repurchase Plans

In May 2006, the Corporation’s board of directors approved a share repurchase plan that allowed the Corporation to buy up to three million of its common shares from available cash resources. During May and June 2006, the Corporation repurchased three million common shares for $166.6 million, thereby completing all common share repurchases contemplated by the plan. Repurchased shares were retired when acquired and the purchase price has been charged against common stock (at par value) and additional paid-in capital.

In July 2006, the Corporation’s board of directors approved a share repurchase plan that authorizes the Corporation to buy up to an additional three million of its common shares. The timing

THOMAS & BETTS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

of repurchases will depend upon a variety of factors including market conditions. The authorization expires in July 2008. The Corporation expects to repurchase the shares from available cash resources. There were no repurchases under this plan during the quarter ended September 30, 2006.

12.	Acquisitions

The Corporation purchased the net operating assets of Hi-Tech Fuses, Inc. in August 2006 for $33.3 million in cash. Hi-Tech Fuses manufactures high-voltage, current-limiting fuses. A preliminary allocation of the purchase price to the assets and liabilities acquired has been performed in accordance with SFAS No. 141, “Business Combinations.” Goodwill and other intangible assets derived from the purchase price allocation are approximately $30 million and have been assigned to the Electrical segment.

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

13.	Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 will require the Corporation to record the overfunded or underfunded status of benefit plans on its balance sheet beginning December 31, 2006. SFAS No. 158 requires the use of the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for postretirement plans. Changes in funded status are required to be recognized through comprehensive income in the year in which the change occurs. The impact of adopting SFAS No. 158 in the fourth quarter of 2006 is expected to significantly reduce the Corporation’s total shareholders’ equity. The ultimate impact will be dependent on future financial markets and on prevailing interest rates. The adoption, however, will have no impact on the Corporation’s compliance with its various debt covenants.

SFAS No. 158 also eliminates the use of “early measurement dates” to account for certain of the Corporation’s pension and other postretirement plans effective December 31, 2008. The Corporation has not yet evaluated the impact of this requirement.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation 48 (“FIN 48”). FIN 48 is effective as of January 1, 2007, and clarifies the accounting for uncertainty in income tax positions recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” Although the Corporation is currently evaluating the impact this Interpretation may have on its financial statements, we do not anticipate a material impact from the adoption of FIN 48.

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

•	Long-Lived Assets: We follow the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. For purposes of recognizing and measuring impairment of long-lived assets, the Corporation evaluates assets at the lowest level of identifiable cash flows for associated product groups. The Corporation reviews long-lived assets to be held-and-used for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of the primary asset in the associated product groups is less than the carrying amount of the assets, the assets are considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, the Corporation estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

•	Pension and Postretirement Benefit Plan Actuarial Assumptions: We follow the provisions of SFAS No. 87, “Employer’s Accounting for Pensions” and SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions.” For purposes of calculating pension and postretirement medical benefit obligations and related costs, the Corporation uses certain actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these assumptions annually. Other assumptions include employee demographic factors (retirement patterns, mortality and turnover), rate of compensation increase and the healthcare cost trend rate. See additional information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Qualified Pension Plans in our 2005 Annual Report on Form 10-K.

•	Income Taxes: We use the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provides a valuation allowance based on a more-likely-than-not criteria. The Corporation has valuation allowances for deferred tax assets primarily associated with operating loss carryforwards, tax credit carryforwards and deferred state income tax assets. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of its tax planning strategies. Management believes that it is more-likely-than-not that future taxable income, based on enacted tax law in effect as of September 30, 2006, will be

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

2006 Outlook

Our core businesses have performed well in the first nine months of 2006. We believe full-year 2006 sales growth over 2005 will be around 10%. Given our strong year-to-date performance and that our core markets continue to grow as expected, we have increased our 2006 earnings per diluted share guidance to a range of $2.70 to $2.75 from our previous range issued in July 2006 of $2.65 to $2.70. Our 2006 outlook assumes an effective tax rate of 29% and includes a charge of approximately $0.06 per diluted share from the adoption of Statement on Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” The key risks we face include the potential negative impact of rising energy costs, higher interest rates on capital spending in the markets we serve and volatility in commodity markets. Other risks and uncertainties which may affect our sales and earnings per share performance in 2006 are identified under the caption “Caution Regarding Forward-Looking Statements” in this Form 10-Q.

Summary of Consolidated Results

	Quarter Ended September 30,
	2006		2005
		% of Net		% of Net
	In Thousands	Sales	In Thousands	Sales

Net sales	$473,401	100.0	$442,071	100.0
Cost of sales	326,396	68.9	307,558	69.6

Gross profit	147,005	31.1	134,513	30.4
Selling, general and administrative	80,780	17.1	77,754	17.6

Earnings from operations	66,225	14.0	56,759	12.8
Income from unconsolidated companies	35	—	300	0.1
Interest expense, net	(4,122)	(0.9)	(6,296)	(1.4)
Other (expense) income, net	484	0.1	(1,695)	(0.4)

Earnings before income taxes	62,622	13.2	49,068	11.1
Income tax provision	18,160	3.8	14,230	3.2

Net earnings	$44,462	9.4	$34,838	7.9

Per share earnings:
Basic	$0.75		$0.58

Diluted	$0.74		$0.57

	Nine Months Ended September 30,
	2006		2005
		% of Net		% of Net
	In Thousands	Sales	In Thousands	Sales

Net sales	$1,383,082	100.0	$1,252,347	100.0
Cost of sales	957,922	69.3	886,770	70.8

Gross profit	425,160	30.7	365,577	29.2
Selling, general and administrative	241,080	17.4	220,732	17.6

Earnings from operations	184,080	13.3	144,845	11.6
Income from unconsolidated companies	570	0.1	969	0.1
Interest expense, net	(11,297)	(0.8)	(20,324)	(1.7)
Other (expense) income, net	1,647	0.1	(3,500)	(0.3)

Earnings before income taxes	175,000	12.7	121,990	9.7
Income tax provision	50,750	3.7	34,351	2.7

Net earnings	$124,250	9.0	$87,639	7.0

Per share earnings:
Basic	$2.05		$1.46

Diluted	$2.01		$1.44

2006 Compared with 2005

Overview

Net sales in the third quarter and in the first nine months of 2006 increased from the prior year for the Corporation and for each of our segments. Price increases to offset higher commodity, freight and energy costs and the favorable impact of foreign currency exchange rates contributed to the sales growth in both periods. Higher year-to-date sales volumes also significantly contributed to the sales increase in the first nine months of 2006.

Earnings from operations in the third quarter and in the first nine months of 2006 were up significantly from the prior year, due primarily to the current year Electrical segment increase in earnings. Higher year-to-date sales volumes contributed to the earnings increase in the first nine months of 2006.

Net Sales and Gross Profit

Third quarter 2006 net sales were $473.4 million, up $31.3 million, or 7.1%, from the prior-year period. Favorable foreign currency exchange accounted for approximately $9 million of the increase during the quarter. For the first nine months of 2006, net sales were $1,383.1 million, up $130.7 million, or 10.4 percent, from the prior-year period. Favorable foreign currency exchange accounted for approximately $14 million of the year-to-date increase. Price increases to offset higher commodity, freight and energy costs contributed significantly to the sales improvement in both the quarter and year-to-date periods. Higher year-to-date sales volumes also significantly contributed to the sales increase in the first nine months of 2006.

Our third quarter 2006 gross profit was 31.1% of net sales, compared to 30.4% of net sales in the prior-year period. For the first nine months of 2006, gross profit was 30.7% of net sales, compared to 29.2% in the prior-year period. During the third quarter and first nine months of 2006, we experienced higher material costs, primarily in non-ferrous metals (copper, zinc, aluminum), and energy costs compared to the same periods in the prior year, which were largely offset through increased selling prices for our products. The year-to-date improvement in gross profit in 2006 over 2005 also reflects increased sales volumes with our plants benefiting from improved absorption.

Expenses

Selling, general and administrative (“SG&A”) expense in the third quarter of 2006 was $80.8 million, or 17.1% of net sales, compared to $77.8 million, or 17.6% of net sales in the third quarter of 2005. For the first nine months of 2006, SG&A expense was $241.1 million, or 17.4% of net sales, compared to $220.7 million, or 17.6% of net sales, for the first nine months of 2005. The year-over-year dollar increase in SG&A for the first nine months of 2006 also reflects higher selling expenses associated with higher sales and the inclusion of $4.6 million of stock option expense in 2006. The decline in SG&A as a percent of sales reflects higher sales levels and tightly managing costs.

Interest Expense, Net

Interest expense, net for the third quarter of 2006 was $4.1 million, down from $6.3 million in the prior-year period due primarily to lower average debt levels and higher interest income. Interest income included in interest expense, net was $3.2 million for the third quarter of 2006 and $3.0 million for the third quarter of 2005. Interest expense was $7.3 million in the third quarter of 2006 compared to $9.3 million in the third quarter of 2005.

Interest expense, net for the first nine months of 2006 was $11.3 million, down from $20.3 million in the prior-year period due primarily to lower average debt levels and higher interest income. Interest income included in interest expense, net was $11.3 million for the first nine months of 2006 compared to $7.5 million in the prior-year period. Interest expense was $22.6 million for the first nine months of 2006 compared to $27.8 million in the prior-year period.

Income Taxes

The income tax provision for the third quarter of 2006 and 2005 reflected an effective rate of 29% of pre-tax income. The income tax provision for the first nine months of 2006 reflected an effective rate of 29% of pre-tax income, compared to an effective rate of 28.2% of pre-tax income in the year-earlier period. The first nine months of 2005 included a tax benefit of $0.9 million in the second quarter resulting from the favorable completion of a tax audit. The effective rate for both years reflects benefits from our Puerto Rican manufacturing operations.

Net Earnings

Net earnings were $44.5 million, or $0.75 per basic share and $0.74 per diluted share, in the third quarter of 2006 compared to net earnings of $34.8 million, or $0.58 per basic share and $0.57 per diluted share, in the third quarter of 2005. For the first nine months of 2006, net earnings were $124.3 million, or $2.05 per basic share and $2.01 per diluted share, compared to net earnings of $87.6 million, or $1.46 per basic share and $1.44 per diluted share, in the year-earlier period. Higher 2006 results for both periods reflect increased operating earnings on higher current year sales and the benefit of lower interest expense.

Summary of Segment Results

Net Sales

	Quarter Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	In	% of Net	In	% of Net	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$389,433	82.3	$365,872	82.8	$1,130,555	81.7	$1,024,799	81.8
Steel Structures	53,516	11.3	46,230	10.5	157,701	11.4	136,501	10.9
HVAC	30,452	6.4	29,969	6.7	94,826	6.9	91,047	7.3

	$473,401	100.0	$442,071	100.0	$1,383,082	100.0	$1,252,347	100.0

Segment Earnings

	Quarter Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	In	% of Net	In	% of Net	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$55,411	14.2	$46,484	12.7	$154,479	13.7	$116,891	11.4
Steel Structures	7,657	14.3	8,252	17.8	20,011	12.7	20,759	15.2
HVAC	3,192	10.5	2,323	7.8	10,160	10.7	8,164	9.0

	$66,260	14.0	$57,059	12.9	$184,650	13.4	$145,814	11.6

We evaluate our business segments primarily on the basis of segment earnings. Segment earnings are defined as earnings from continuing operations before interest, taxes and certain other charges.

Our segment earnings are significantly influenced by the operating performance of our Electrical segment that accounted for more than 80% of our consolidated net sales and consolidated segment earnings during each of the periods presented.

Electrical Segment

Third quarter 2006 net sales in the Electrical segment were up $23.6 million, or 6.4%, on a year-over-year basis. For the first nine months of 2006, net sales for the Electrical segment were up $105.8 million, or 10.3%, on a year-over-year basis. Favorable foreign currency exchange accounted for approximately $8 million of the increase for the third quarter of 2006 and approximately $13 million of the increase for the first nine months of 2006. Higher selling prices to offset higher commodity, freight and energy costs contributed significantly to the sales growth in both periods. Year-to-date, the Electrical segment has experienced strong demand in its key end markets of light commercial construction, industrial maintenance and repair and utility distribution markets, which has driven volume growth.

Electrical segment earnings of $55.4 million in the third quarter of 2006 and $154.5 million for the first nine months of 2006 were significantly higher compared to $46.5 million in the third quarter and $116.9 million for the first nine months of the prior year. The earnings improvement reflects higher sales, operating efficiencies and the Company’s continued ability to offset higher material and energy costs through higher selling prices.

Other Segments

Third quarter 2006 net sales in our Steel Structures segment were up $7.3 million or 15.8% on a year-over-year basis. For the first nine months of 2006, net sales for the Steel Structures segment were up $21.2 million, or 15.5%, on a year-over-year basis. Higher sales during both the quarter and year-to-date periods reflected increased shipments of lattice towers purchased from third party suppliers for resale. Lattice tower sales during the third quarter were $3.3 million in 2006 and $0.6 million in 2005 and year-to-date sales were $12.4 million in 2006 and $1.8 million in 2005. Segment earnings of $7.7 million in the third quarter of 2006 were down from $8.3 million in the third quarter of 2005, reflecting a less-favorable project mix than in 2005. Segment earnings for the first nine months of 2006 were essentially flat compared to the first nine months of the prior year reflecting higher sales volume which was offset by less-favorable project mix.

Third quarter 2006 net sales in the HVAC segment were up $0.5 million or 1.6% on a year-over-year basis. For the first nine months of 2006, net sales for the HVAC segment were up $3.8 million, or 4.2%, on a year-over-year basis. Segment earnings of $3.2 million in the third quarter and $10.2 million for the first nine months of 2006 were also higher compared to $2.3 million in the third quarter and $8.2 million for the first nine months of the prior year. Higher sales and a more favorable product mix contributed to the earnings improvement in both periods.

Liquidity and Capital Resources

The Corporation had cash and cash equivalents of $295.8 million and $216.7 million at September 30, 2006 and December 31, 2005, respectively. Additionally, the Corporation had marketable securities of $0.4 million and $292.2 million at September 30, 2006 and December 31, 2005, respectively.

The following table reflects the primary category totals in our Consolidated Statements of Cash Flows.

	Nine Months Ended
	September 30,
	2006	2005

(In thousands)
Net cash provided by (used in) operating activities	$108,391	$116,470
Net cash provided by (used in) investing activities	228,123	(101,990)
Net cash provided by (used in) financing activities	(259,725)	22,001
Effect of exchange-rate changes on cash	2,222	1,859

Net increase (decrease) in cash and cash equivalents	$79,011	$38,340

Operating Activities

Cash provided by operating activities during the first nine months of 2006 and 2005 was primarily attributable to increased operating earnings, partially offset by higher receivables and inventories. Operating activities in 2006 reflect the negative impact of $9.1 million associated with incremental tax effects for share-based payment arrangements. Due to the Corporation’s use of the modified prospective application of accounting for share-based payments, 2005 operating activities have not been adjusted for comparative purposes.

Investing Activities

During the first nine months of 2006, we had capital expenditures totaling $30.5 million, compared to $26.4 million in the prior-year period. We expect capital expenditures to be approximately $45 million for the full year 2006. This spending is for projects that maintain our existing production capabilities and support our ongoing business plans.

As of December 31, 2005, our marketable securities included primarily auction-rate securities. The interest rates on these securities reset typically monthly to prevailing market rates, but may have had longer stated maturities. All such securities were liquidated in the first quarter of 2006.

In August 2006, we purchased the net operating assets of Hi-Tech Fuses, Inc. for $33.3 million in cash. Hi-Tech Fuses manufactures high-voltage, current-limiting fuses. In January 2005, we purchased the net operating assets of Southern Monopole and Utilities Company for $16.5 million. Southern Monopole manufactures steel poles used primarily for electrical transmission towers.

Financing Activities

Cash used in financing activities during the first nine months of 2006 reflected debt repayments in January 2006 of $150 million of senior unsecured notes that were paid upon maturity from available cash resources. During May and June 2006, the Corporation repurchased three million common shares for $166.6 million from available cash resources. Financing activities also reflect $48.1 million of cash provided by stock options exercised in 2006 compared to $27.1 million in 2005. Financing activities in 2006 reflect the impact of $9.1 million associated with incremental tax effects for share-based payment arrangements. Cash flows from operating activities in 2006 have been reduced by a similar $9.1 million for share-based arrangements. Due to the Corporation’s use of the modified prospective application of accounting for share-based payments, 2005 financing activities have not been adjusted for comparative purposes.

$200 million Credit Agreement

The Corporation’s $200 million committed revolving credit facility contains customary covenants which could restrict the payment of dividends, investments, liens, certain types of additional debt and dispositions of assets if the Corporation fails to maintain its financial covenants and certain minimum levels of total availability under the facility. The Corporation pays an annual commitment fee of 20 basis points to maintain this unsecured facility. We have the option, at the time of drawing funds under the facility, of selecting an interest rate based on the London Interbank Offered Rate (LIBOR), the federal funds rate, or the prime rate of the agent bank. No borrowings were outstanding under this facility as of September 30, 2006. Any borrowings outstanding as of June 2010 would mature on that date.

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

At September 30, 2006, outstanding letters of credit, or similar financial instruments that reduce the amount available under the $200 million credit facility totaled $29.9 million. Letters of credit relate primarily to third-party insurance claims processing, existing debt obligations and certain tax incentive programs.

Other Credit Facilities

We have a EUR10 million (approximately US $13 million) committed revolving credit facility with a European bank that has an indefinite maturity. Availability under this facility is EUR10 million (approximately US $13 million) as of September 30, 2006. This credit facility contains standard covenants similar to those contained in the $200 million credit agreement and standard events of default such as covenant default and cross-default.

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

As of September 30, 2006, the aggregate availability of funds under our credit facilities was approximately $182.8 million, after deducting outstanding letters of credit. Availability is subject to the satisfaction of various covenants and conditions to borrowing. These are back up facilities that have not been utilized.

Credit Ratings

As of September 30, 2006, we had investment grade credit ratings on our senior unsecured debt from Standard & Poor’s, Moody’s Investor Service and Fitch Ratings. Should these credit ratings drop, repayment under our credit facilities and debt securities will not be accelerated; however, our credit costs may increase. Similarly, if our credit ratings increase, we may have a decrease in our credit costs. The maturity of the senior unsecured debt securities do not accelerate in the event of a credit downgrade.

Debt Securities

Thomas & Betts had the following senior unsecured debt securities outstanding as of September 30, 2006:

Issue Date	Amount	Interest Rate		Interest Payable	Maturity Date

May 1998	$115 million	6.63%		May 1 and November 1	May 2008
February 1999	$150 million	6.39%		March 1 and September 1	February 2009
May 2003	$125 million	7.25	%(a)	June 1 and December 1	June 2013

(a)	We have interest rate swaps associated with only a portion of this underlying debt instrument. See Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Other

In May 2006, the Corporation’s board of directors approved a share repurchase plan that allowed the Corporation to buy up to three million of its common shares from available cash resources. During May and June 2006, the Corporation repurchased three million common shares for $166.6 million, thereby completing all common share repurchases contemplated by the plan.

In July 2006, the Corporation’s board of directors approved a share repurchase plan that authorizes the Corporation to buy up to an additional three million of its common shares. The timing of repurchases will depend upon a variety of factors including market conditions. The authorization expires in July 2008. The Corporation expects to repurchase the shares from available cash resources.

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

Over the long-term, we expect to meet our liquidity needs with a combination of cash generated from operations and existing cash balances plus increased debt or equity issuances. From time to time, we may access the public capital markets if terms, rates and timing are acceptable. We have an effective shelf registration statement that will permit us to solicit an aggregate of $325 million of senior unsecured debt securities, common stock and preferred stock.

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any off-balance sheet arrangements.

Refer to Note 10 in the Notes to Consolidated Financial Statements for information regarding our guarantee and indemnification arrangements.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 will require the Corporation to record the overfunded or underfunded status of benefit plans on its balance sheet beginning December 31, 2006. SFAS No. 158 requires the use of the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for postretirement plans. Changes in funded status are required to be recognized through comprehensive income in the year in which the change occurs. The impact of adopting SFAS No. 158 in the fourth quarter of 2006 is expected to significantly reduce the Corporation’s total shareholders’ equity. The ultimate impact will be dependent on future financial markets and on prevailing interest rates. The adoption, however, will have no impact on the Corporation’s compliance with its various debt covenants.

SFAS No. 158 also eliminates the use of “early measurement dates” to account for certain of the Corporation’s pension and other postretirement plans effective December 31, 2008. The Corporation has not yet evaluated the impact of this requirement.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation 48 (“FIN 48”). FIN 48 is effective as of January 1, 2007, and clarifies the accounting for uncertainty in income tax positions recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” Although the Corporation is currently evaluating the impact this Interpretation may have on its financial statements, we do not anticipate a material impact from the adoption of FIN 48.

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

For the period ended September 30, 2006, the Corporation has not experienced any material changes since December 31, 2005 in market risk that affect the quantitative and qualitative disclosures presented in our 2005 Annual Report on Form 10-K except as discussed below.

As of September 30, 2006, the Corporation had outstanding interest rate swap agreements with a notional amount of $81.3 million relating to debt securities maturing in June 2013. In October 2006, the Corporation paid approximately $5 million to terminate its outstanding swap agreements. The termination discontinues the hedging relationship, and, as a result, all of the Corporation’s outstanding debt now has fixed interest rates.

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

(b)	Changes in Internal Control over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the third quarter of 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

In July 2006, the Corporation’s board of directors approved a share repurchase plan that authorizes the Corporation to buy up to an additional three million of its common shares. The timing of repurchases will depend upon a variety of factors including market conditions. The authorization expires in July 2008. The Corporation expects to repurchase the shares from available cash resources.

Issuer Purchases of Equity Securities

Maximum
			Total Number	Number
			of Shares	of Shares
	Total	Average	Purchased	that May
	Number of	Price Paid	as Part of	Yet Be
	Common	per	Publicly	Purchased
	Shares	Common	Announced	Under
Period	Purchased	Share	Program	the Plan

Total for the quarter ended September 30, 2006	—	$—	—	3,000,000

Item 5.	Other Information

None.

Item 6.	Exhibits

The Exhibit Index that follows the signature page of this Report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Thomas & Betts Corporation
(Registrant)

By:	/s/ Kenneth W. Fluke
Kenneth W. Fluke
Senior Vice President and
Chief Financial Officer
(principal financial officer)

Date: November 6, 2006

EXHIBIT INDEX

10.1	Health Benefits Continuation Agreement dated February 2, 2005 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 2, 2005).
10.2	Form of Restricted Stock Agreement Pursuant to Thomas & Betts Corporation Equity Compensation Plan (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated February 2, 2005).
10.3	Form of Executive Incentive Stock Option Agreement Pursuant to Thomas & Betts Corporation Equity Compensation Plan (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated February 2, 2005).
10.4	Form of Executive Nonqualified Stock Option Agreement Pursuant to Thomas & Betts Corporation Equity Compensation Plan (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated February 2, 2005).
10.5	First Amendment to Credit Agreement dated March 2, 2005, among the Corporation, as borrower, the Lenders party thereto, and Wachovia Bank, National Association, as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 2, 2005).
10.6	Credit Agreement, dated June 25, 2003, among the Corporation, as borrower, the subsidiaries of the Corporation, as guarantors, the lenders listed therein, Wachovia Bank, National Association, as issuing bank, Wachovia Securities, Inc., as arranger, and Wachovia Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, for the quarter ended June 29, 2003).
10.7	Amended and Restated Credit Agreement dated as of June 14, 2005 among Thomas & Betts Corporation, as Borrower, The Guarantors Party Thereto, The Financial Institutions Party Thereto, Bank of America, N.A., Suntrust Bank and Regions Bank, as Co-Syndication Agents, LaSalle Bank, N.A., as Documentation Agent and Wachovia Bank, National Association, as Administrative Agent, Swing Bank and Issuing Bank (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 14, 2005 and incorporated herein by reference).
10.8	First Amendment to Amended and Restated Credit Agreement dated August 12, 2005, among Thomas & Betts Corporation, as Borrower, the Lenders named therein, and Wachovia Bank, National Association, as Administrative Agent (Filed as Exhibit 10.1 to the Registrant’s Current Report of Form 8-K dated August 17, 2005 and incorporated herein by reference).
10.9	Executive Compensation Summary (Incorporated by reference to Item 1.01 of the Current Report on Form 8-K dated February 6, 2006).
10.10	Termination Protection Agreement dated October 2, 2006 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 27, 2006.)
12	Statement re Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of Principal Financial Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. § 1350 and not filed as part of the Report or as a separate disclosure document.