Form 10-K
period 2006-12-31
THOMAS & BETTS CORP
filed 2007-02-23
CIK 97854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $3,053,098,416 based on the closing price as reported on the New York Stock Exchange.

As of February 15, 2007, 59,074,899 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders will be filed within 120 days after the end of the fiscal year covered by this report and are incorporated by reference into Part III.

Thomas & Betts Corporation and Subsidiaries

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Report includes forward-looking comments and statements regarding Thomas & Betts Corporation that are subject to uncertainties in our operations, business, economic and political environment. Forward-looking statements contain words such as:

•	“achieve”

•	“should”

•	“could”

•	“may”

•	“anticipates”

•	“expects”

•	“might”

•	“believes”

•	“intends”

•	“predict”

•	“will”

•	other similar expressions

Forward-looking statements are subject to risks and uncertainties.(a) Many factors could affect our future financial condition or results of operations. Accordingly, actual results, performance or achievements may differ materially from those expressed or implied by the forward-looking statements contained in this Report. We undertake no obligation to revise any forward-looking statement included in the Report to reflect any future events or circumstances.

(a)	These risks and uncertainties, which are further explained in Item 1A. Risk Factors, include:

• negative economic conditions could have a material adverse effect on our operating results and financial condition;

• a significant reduction in the supply of commodity raw materials could materially disrupt our business and rising and volatile costs for commodity raw materials and energy could have a material adverse effect on our profitability;

• significant changes in customer demand due to increased competition could have a material adverse effect on our operating results and financial condition.

A reference in this Report to “we”, “our”, “us”, “Thomas & Betts” or the “Corporation” refers to Thomas & Betts Corporation and its consolidated subsidiaries.

PART I

Item 1.	BUSINESS

Thomas & Betts Corporation is a leading designer and manufacturer of electrical components used in industrial, commercial, communications, and utility markets. We are also a leading producer of highly engineered steel structures, used primarily for utility transmission, and commercial heating units. We have operations in approximately 20 countries. Manufacturing, marketing and sales activities are concentrated primarily in North America and Europe. We pursue growth through market penetration, new product development, and acquisitions.

We sell our products through the following channels:

•	electrical, utility, telephone, cable, and heating, ventilation and air-conditioning distributors;

•	mass merchandisers, catalog merchandisers and home improvement centers; and

•	directly to original equipment manufacturers, utilities and certain end-users.

Thomas & Betts was first established in 1898 as a sales agency for electrical wires and raceways, and was incorporated and began manufacturing products in New Jersey in 1917. We were reincorporated in Tennessee in 1996. Our corporate offices are maintained at 8155 T&B Boulevard, Memphis, Tennessee 38125, and the telephone number at that address is 901-252-8000.

Available Information

Our internet address is www.tnb.com where interested parties can find our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports. These materials are free of charge and are made available as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). We will provide electronic or paper copies of our filings free of charge upon request.

General Segment Information

We classify our products into the following business segments based primarily on product lines. Our segments are:

•	Electrical,

•	Steel Structures, and

•	Heating, Ventilation and Air-Conditioning (“HVAC”).

The majority of our products, especially those sold in the Electrical segment, have region-specific standards and are sold mostly in North America or in other regions sharing North American electrical codes. No customer accounted for 10% or more of our consolidated net sales for 2006, 2005, or 2004.

Electrical Segment

Our Electrical segment’s markets include industrial, commercial, utility and residential construction, renovation, maintenance and repair; project construction; industrial original equipment manufacturers; and communication companies. This segment’s sales are concentrated primarily in North America and Europe. The Electrical segment experiences modest seasonal increases in sales during the second and third quarters reflecting the construction season. Net sales for the Electrical segment for the past three years were:

	2006	2005	2004

Segment Sales (in thousands)	$1,511,557	$1,377,338	$1,253,990
Percent of Consolidated Net Sales	80.9%	81.2%	82.7%

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

These products are sold under a variety of well-known brand names, such as Color Keyed®, Elastimold®, Emergi-Lite®, Furse®, Iberville®, Kindorf®, Red Dot®, Sta-Kon®, Steel City®, Superstrut®, Ty-Rap®, LRC®, Diamond®, Kold-N-Klose® and Snap-N-Seal®.

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

Steel Structures Segment

Our Steel Structures segment designs, manufactures and markets highly engineered tubular steel transmission and distribution poles. We also market lattice steel transmission towers for North

American power and telecommunications companies, which we currently source from third parties. These products are primarily sold to the following types of end-users:

•	investor-owned utilities;

•	cooperatives, which purchase power from utilities and manage its distribution to end-users; and

•	municipal utilities.

These products are marketed primarily under the Meyer® and Thomas & Betts® brand names. Net sales for the Steel Structures segment for the past three years were:

	2006	2005	2004

Segment Sales (in thousands)	$221,671	$185,995	$139,633
Percent of Consolidated Net Sales	11.9%	11.0%	9.2%

HVAC Segment

Our HVAC segment designs, manufactures and markets heating and ventilation products for commercial and industrial buildings. Products in this segment include:

•	gas, oil and electric unit heaters;

•	gas-fired duct furnaces;

•	indirect and direct gas-fired make-up air;

•	infrared heaters; and

•	evaporative cooling and heat recovery products.

These products are sold primarily under the Reznor® brand name through HVAC, mechanical and refrigeration distributors throughout North America and Europe. Demand for HVAC products tends to be higher when these regions are experiencing cold weather and, as a result, HVAC has higher sales in the first and fourth quarters. To reduce the impact of seasonality on operations, the segment offers an off-season promotional program with its distributors. Net sales for the HVAC segment for the past three years were:

	2006	2005	2004

Segment Sales (in thousands)	$135,461	$132,050	$122,669
Percent of Consolidated Net Sales	7.2%	7.8%	8.1%

Manufacturing and Distribution

We employ advanced processes for manufacturing quality products. Our manufacturing processes include high-speed stamping, precision molding, machining, plating and automated assembly. Our internal processes utilize lean manufacturing techniques designed to reduce waste and improve operating efficiencies in our facilities. We also make extensive use of computer-aided design and computer-aided manufacturing (CAD/CAM) software and equipment to link product engineering with our manufacturing facilities. Additionally, we utilize other advanced equipment and techniques in the manufacturing and distribution process, including computer software for scheduling, material requirements planning, shop floor control, capacity planning, and the warehousing and shipment of products.

Our products have historically enjoyed a reputation for quality in the markets in which they are sold. To ensure we maintain these high quality standards, all facilities embrace quality programs, and approximately 80% meet the ISO 9001 2000 standard as of December 31, 2006. Additionally, we have implemented quality control processes in our design, manufacturing, delivery and other operations in order to further improve product quality and customer service levels.

Raw Materials

We purchase a wide variety of raw materials for the manufacture of our products including steel, aluminum, zinc, copper, resins and rubber compounds. Sources for raw materials and component parts are well established and, with the exception of steel and certain resins, are sufficiently numerous to avoid serious future interruptions of production in the event that current suppliers are unable to sufficiently meet our needs. However, from time to time, we can encounter manufacturing disruptions in each of our segments from sporadic interruptions by our steel and resins suppliers. In addition, we could encounter price increases that we may not be able to pass on to our customers.

Research and Development

We have a long-standing reputation for innovation and value based upon our ability to develop products that meet the needs of the marketplace. Each of our business segments maintain research, development and engineering capabilities intended to directly respond to specific market needs.

Research, development and engineering expenditures invested into new and improved products and processes are shown below. These expenditures are included in cost of sales in the Consolidated Statements of Operations.

	2006	2005	2004

R&D Expenditures (in thousands)	$25,156	$22,928	$21,630
Percent of Net Sales	1.3%	1.4%	1.4%

Working Capital Practices

We maintain sufficient inventory to enable us to provide a high level of service to our customers. Our inventory levels, payment terms and return policies are in accordance with general practices associated with the industries in which we operate.

Patents and Trademarks

We own approximately 1,600 active patent registrations and applications worldwide. We have over 1,400 active trademarks and domain names worldwide, including: Thomas & Betts, T&B, T&B Access, Blackburn, Bowers, Canstrut, Catamount, Color-Keyed, Commander, Deltec, Diamond, DuraGard, Elastimold, Emergi-Lite, E-Z-Code, Flex-Cuf, Furse, Hazlux, Iberville, Kindorf, Klik-It, Kold-N-Klose, Lehigh, LRC, Marr, Marrette, Meyer, Ocal, Red Dot, Reznor, Russellstoll, Sachs, Shamrock, Shield-Kon, Shrink-Kon, Signature Service, Site Light, Snap-N-Seal, Sta-Kon, Star Teck, Steel City, Superstrut, Taylor, Ty-Duct, Ty-Fast, Ty-Rap and Union.

While we consider our patents, trademarks, and trade dress to be valuable assets, we do not believe that our competitive position is dependent solely on patent or trademark protection, or that any business segment or our operations as a whole is dependent on any individual patent or trademark. However, the Color-Keyed, Elastimold, Iberville, Kindorf, Red Dot, Sta-Kon, Steel City, Superstrut, and Ty-Rap trademarks are important to the Electrical segment; the Meyer trademark is important to the Steel Structures segment; and the Reznor trademark is important to the HVAC segment. In addition, we do not consider any of our individual licenses, franchises or concessions to be material to our business as a whole or to any business segment.

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

Although we believe that we have specific technological and other advantages over some of our competitors, our competitors’ ability to develop new product offerings with competitive price and performance characteristics could lead to increased downward pressure on the selling prices for some of our products.

The abilities of our competitors to enhance their own products, coupled with any unforeseeable changes in customer demand for various products of Thomas & Betts, could affect our overall product mix, pricing, margins, plant utilization levels and asset valuations. We believe that industry consolidation could further increase competitive pressures.

Employees

As of December 31, 2006, we had approximately 9,000 full-time employees worldwide. Employees of our foreign subsidiaries comprise approximately 50% of all employees. Approximately 15% of our U.S. and 35% of our worldwide employees are represented by trade unions. We believe our relationships with our employees and trade unions are good.

Compliance with Environmental Regulations

We are subject to federal, state, local and foreign environmental laws and regulations that govern the discharge of pollutants into the air, soil and water, as well as the handling and disposal of solid and hazardous wastes. We believe that we are in compliance, in all material respects, with applicable environmental laws and regulations and that the costs of maintaining such compliance will not be material to our financial position.

Financial Information About Foreign and U.S. Operations

Export sales originating in the U.S. were approximately $37 million in 2006, $40 million in 2005, and $34 million in 2004. For additional financial information about international and U.S. operations, please refer to Note 14 in the Notes to Consolidated Financial Statements.

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

The success of Thomas & Betts’ business is directly linked to positive economic conditions in the countries where we sell our products. We do business in geographically diverse markets. In 2006, approximately one-third of the Corporation’s net sales were generated outside of the United States. Material adverse changes in economic (including the potential negative impact of higher interest rates on capital spending in the markets we serve) or industry conditions generally or in the specific markets served by Thomas & Betts could have a material adverse effect on the operating results and financial condition of the Corporation. Additionally, an economic slowdown in the U.S. or in Thomas & Betts’ major foreign markets, including Canada and Europe, could reduce the Corporation’s overall net sales. Because these influences are not always foreseeable, there can be no assurance that the business will not be affected by these occurrences.

A significant reduction in the supply of commodity raw materials could materially disrupt our business and rising and volatile costs for commodity raw materials and energy could have a material adverse effect on our profitability.

In recent years we have experienced rising and, at times, volatile costs for commodity raw materials (steel, aluminum, copper, zinc, resins and rubber compounds) and energy. Additionally, increased worldwide demand for steel has, at times, caused the availability of steel to be a concern. If we are unable to obtain steel as needed to manufacture products, our business could be materially disrupted. The Corporation may also not be able to fully offset in the future the effects of rising and at times volatile costs for commodity raw materials and energy through price increases for its products, productivity improvements or other cost reductions.

Significant changes in customer demand due to increased competition could have a material adverse effect on our operating results and financial condition.

As Thomas & Betts works to enhance its product offerings, its competitors will most likely continue to improve their products and will likely develop new offerings with competitive price and performance characteristics. Because of the intensity of the competition in the product areas and geographic markets that it serves, we could experience increased downward pressure on the selling prices for certain of its products.

Additionally, enhanced product offerings by competitors, coupled with any unforeseeable significant changes in customer demand for various products of Thomas & Betts, could impact overall product mix, pricing, margins, plant utilization levels and asset valuations, thereby having a material adverse impact on our operating results and financial condition.

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

Unforeseen adverse regulatory, environmental, monetary and other governmental policies could have a material adverse effect on our profitability as well as unfavorable litigation outcomes.

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

In addition, our operations are subject to international, federal, state and local laws and regulations governing environmental matters, including emissions to air, discharge to waters and the generation and handling of waste. Thomas & Betts is also subject to laws relating to occupational health and safety. The operation of manufacturing plants involves a high level of susceptibility in these areas, and there is no assurance that we will not incur material environmental or occupational health and safety liabilities in the future. Moreover, expectations of remediation expenses could be affected by, and potentially significant expenditures could be required to comply with, environmental regulations and health and safety laws that may be adopted or imposed in the future. Future remediation technology advances could adversely impact expectations of remediation expenses.

We are and may in the future be party to legal proceedings and claims, including those involving product liability patents and contractual disputes. Given the inherent uncertainty of litigation, we cannot offer any assurance that existing litigation or future adverse developments may not have a material adverse effect on our business, operating results and financial condition.

Inability to access capital markets may adversely affect our business.

Our ability to invest in our businesses and make strategic acquisitions may require access to capital markets. If we are unable to access the capital markets as needed, we could experience a material adverse affect on our business.

The Corporation’s facilities or facilities of its customers could be susceptible to natural disasters.

Thomas & Betts has operations in approximately 20 countries and sells to customers throughout the world. Should a natural disaster such as a hurricane, tornado, earthquake or flood severely damage a major manufacturing, distribution or headquarters facility of the Corporation, or damage a major facility of one or more of our significant customers, our business could be materially disrupted.

Possible inadequate insurance coverage.

In accordance with its risk management practices, Thomas & Betts continually reevaluates risks, their potential cost and the cost of minimizing them. To reduce the Corporation’s exposure to material risks, in certain circumstances, we purchase insurance. Certain risks are inherent in the manufacturing of our products and our insurance may not be adequate to cover potential claims against the Corporation involving its products. Thomas & Betts is also exposed to risks inherent in the packaging and distribution of products. Although the Corporation maintains liability insurance, management cannot assure that the coverage limits under these insurance programs will be adequate to protect Thomas & Betts against future claims, or that the Corporation can and will maintain this insurance on acceptable terms in the future.

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

The Corporation has operations in approximately 20 countries and, as of December 31, 2006, occupies approximately 4.8 million sq. ft. of manufacturing space; 1.9 million sq. ft. of office, distribution, storage and warehouse space; and 0.3 million sq. ft. of idle space.

Our manufacturing locations by segment as of December 31, 2006, were as follows:

		Approximate
		Area in Sq. Ft.
		(000s)
Segment	Location	Leased	Owned

Electrical	Arkansas	—	286
	Massachusetts	—	116
	Mississippi	—	237
	New Jersey	—	134
	New Mexico	—	100
	New York	—	268
	North Carolina	—	22
	Puerto Rico	68	28
	Tennessee	—	457
	Australia	28	29
	Canada	66	751
	France	—	25
	Germany	30	—
	Hungary	88	—
	Japan	12	—
	Mexico	531	—
	Netherlands	8	39
	United Kingdom	28	125

Steel Structures	Alabama	—	240
	South Carolina	—	105
	Texas	—	136
	Wisconsin	—	171

HVAC	Pennsylvania	—	227
	Belgium	140	—
	France	117	—
	Mexico	214	—

In addition to the above manufacturing facilities, we own three distribution centers located in Belgium (0.1 million sq. ft.), Canada (0.3 million sq. ft.) and Byhalia, Mississippi (0.9 million sq. ft.). We also have principal sales offices, warehouses and storage facilities in approximately 0.6 million sq. ft. of space, most of which is leased. Included in this total is approximately 0.2 million sq. ft. of leased space in Memphis, Tennessee, which includes our corporate headquarters.

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

A trial in the fall 2001 resulted in a jury verdict in favor of the Corporation. However, 13 months later, the trial court overturned that verdict in granting plaintiffs’ motions for judgment notwithstanding the verdict. In December 2002, the trial court judge found the Thomas & Betts product, an adhesive backed mounting base, to be unreasonably dangerous and therefore assigned 25% fault to Thomas & Betts. The judge set the damages for an injured worker at $20 million and the damages for Kaiser at $335 million. The judgment did not address damages for nearby businesses or the class of 18,000 residents near the Kaiser facility. The Corporation’s 25% allocation was $88.8 million, plus legal interest. The Corporation appealed to the Louisiana Court of Appeals, an intermediate appellate court. The appeal required a bond in the amount of $104 million (the judgment plus legal interest). Plaintiffs successfully moved the trial court to increase the bond to $156 million. The Corporation’s liability insurers secured the $156 million bond. As a result of court decisions, such bonds have subsequently been released.

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

In March 2006, The Louisiana Court of Appeals unanimously reversed the trial court’s decision and reinstated the jury verdict of no liability in favor of the Corporation. In April 2006, the Kaiser plaintiffs filed with the Louisiana Supreme Court an appeal of the Court of Appeals decision. In May 2006, the Louisiana Supreme Court refused to accept the plaintiffs appeal. The Louisiana Supreme Court let stand the appellate court decision to reinstate the jury verdict of no liability in favor of the Corporation. In August 2006, the plaintiffs initiated a new appeal of the original jury verdict. The Court of Appeals dismissed that appeal. The Kaiser plaintiffs filed an additional motion for a new trial at the trial court level. The Corporation contests this attempt to relitigate resolved issues.

The injured worker who was a separate plaintiff and whose earlier judgment against the Corporation was reversed, sought relief from the trial court arguing that Thomas & Betts never appealed the $20 million award the injured worker received. The trial court agreed, but the Louisiana Court of Appeals immediately reversed that decision. The injured worker then appealed this ruling to the Louisiana Supreme Court, which refused to hear the appeal. In January 2007, the injured worker petitioned the United Sates Supreme Court for a hearing on his claim. The Corporation contests this further appeal.

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

Environmental Matters

Owners and operators of sites containing hazardous substances, as well as generators of hazardous substances, are subject to broad and retroactive liability for investigatory and cleanup costs and damages arising out of past disposal activities. Such liability in many cases may be imposed regardless of fault or the legality of the original disposal activity. The Corporation has been notified by the United States Environmental Protection Agency or similar state environmental regulatory agencies or private parties that we, in many instances along with others, may currently be potentially responsible for the remediation of sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, similar federal and state environmental statutes, or common law theories. We, along with others, may be held jointly and severally liable for all costs relating to investigation and remediation of nine sites pursuant to these environmental laws.

We are the owner or operator, or former owner or operator, of various manufacturing locations that we are currently evaluating for the presence of contamination that may require remediation. These sites include former or inactive facilities or properties in Alabama (Mobile); Connecticut (Monroe); Indiana (Medora); Massachusetts (Attleboro, Boston, Canton); New Hampshire (New Milford); New Jersey (Butler, Elizabeth); Pennsylvania (Perkasie); Ohio (Bucyrus) and Oklahoma (Stillwater). The sites further include active manufacturing locations in New Jersey (Hackettstown); New Mexico (Albuquerque); South Carolina (Lancaster); and Wisconsin (Hager City).

Three of these current and former manufacturing locations relate to activities of American Electric for the period prior to our acquisition of that company. These three sites are located in Hager City, Wisconsin, Lancaster, South Carolina, and Medora, Indiana. Each of these sites is subject to an Asset Purchase Agreement dated June 28, 1985 between American Electric and ITT Corporation. ITT and Thomas & Betts have shared responsibilities and costs at the three outstanding sites subject to this agreement. For certain of the sites covered by this agreement, ITT agreed to indemnify American Electric for environmental liabilities, if any, that occurred prior to the purchase of the facilities by American Electric. We believe that the indemnity of ITT is reliable; however, we have no assurances that these indemnities will be honored.

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

We have provided for liabilities to the extent probable and estimable, but we are not able to predict the extent of our ultimate liability with respect to all of these pending or future environmental matters. However, we believe that any additional liability with respect to the aforementioned environmental matters will not be material to our financial position.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

Executive Officers of the Registrant

The following persons are executive officers of Thomas & Betts, and are elected by and serve at the discretion of the Board of Directors.

Dominic J. Pileggi, 55
Chairman of the Board, President and Chief Executive Officer

Mr. Pileggi was elected Chief Executive Officer in January 2004, and Chairman of the Board effective January 2006. Mr. Pileggi has held several executive positions with the Corporation, including President and Chief Operating Officer from 2003 to 2004, and Senior Vice President and Group President – Electrical from 2000 to 2003. He also held various executive positions with Thomas & Betts from 1979 to 1995. Mr. Pileggi was employed by Viasystems Group, Inc., as Executive Vice President from 1998 to 2000 and President – EMS Division of Viasystems in 2000.

Kenneth W. Fluke, 47
Senior Vice President and Chief Financial Officer

Mr. Fluke was elected Senior Vice President and Chief Financial Officer effective May 2004. Prior to that time, he was Vice President – Controller from 2000. Previously, he held various finance and managerial positions with The Goodyear Tire and Rubber Company beginning in 1982.

Christopher P. Hartmann, 45
Executive Vice President and Chief Operating Officer

Mr. Hartmann was elected Executive Vice President and Chief Operating Officer effective October 2006. Prior to that time, he was President – Electrical Division since 2003. He was first elected an executive officer in May 2004. Previously, he held the position of President and Chief Operating Officer of Affiliated Distributors, North America’s largest network of independent electrical distributors, from 1999 to 2002.

J.N. Raines, 63
Vice President – General Counsel and Secretary

Mr. Raines was elected to the executive officer position of Vice President – General Counsel & Secretary in 2001. Prior to that time, he was a partner of the law firm of Glankler Brown PLLC for more than five years.

Stanley P. Locke, 47
Vice President – Controller

Mr. Locke was elected to the position of Vice President – Controller in June 2005. Previously, he held the position of Vice President – Corporate Controller since 2004. Prior to that time, he held various positions in finance and corporate development with Sara Lee Corporation, beginning in 1985, as well as with a consulting advisory firm from 2003 to 2004.

Imad Hajj, 46
Vice President and Chief Development Officer

Mr. Hajj was elected Vice President and Chief Development Officer effective October 2006. Previously, since 2004, he was President – HVAC Division. Since 1983, Mr. Hajj has held managerial positions with the Corporation in manufacturing, supply chain and information technology. He has also managed our global HVAC business and global electrical manufacturing operations. In addition, he has served as general manager of the Corporation’s European business.

NYSE Certifications

Our CEO certified to the New York Stock Exchange in 2006 that we were in compliance with the NYSE listing standards. Our CEO and CFO have executed the certification required by section 302 of the Sarbanes-Oxley Act of 2002, which is contained herein as an exhibit to this Form 10-K for the fiscal year ended December 31, 2006.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol TNB. The following table sets forth by quarter for the last two years the high and low sales prices of our common stock as reported by the NYSE.

At February 15, 2007, the closing price of the Corporation’s common stock on the NYSE was $51.57.

	2006	2005

First Quarter
Market price high	$52.80	$33.88
Market price low	$41.19	$27.45
Second Quarter
Market price high	$61.34	$33.15
Market price low	$47.69	$27.68
Third Quarter
Market price high	$52.29	$36.00
Market price low	$42.30	$27.94
Fourth Quarter
Market price high	$54.10	$43.34
Market price low	$45.89	$31.95

Holders

At February 15, 2007, the Corporation had approximately 2,300 shareholders of record, not including shares held in security position listings, or “street name.”

Dividends

The Corporation does not currently pay cash dividends. Future decisions concerning the payment of cash dividends will depend upon our results of operations, financial condition, capital expenditure plans, terms of credit agreements, and other factors that the Board of Directors may consider relevant.

PERFORMANCE GRAPH

This graph shows, from the end of fiscal year 2001 to the end of fiscal year 2006, changes in the value of $100 invested in each of Thomas and Betts’ common stock, Standard & Poor’s 500 Composite Index, and a peer group consisting of five companies whose businesses are representative of our business segments. The companies in the peer group are: Amphenol Corporation, Cooper Industries, Ltd., Eaton Corporation, Hubbell Incorporated and Rockwell Automation Corporation.

	Dec-01	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06
Thomas & Betts Corp.	$100	$80	$108	$145	$198	$224
S&P 500®	$100	$78	$100	$111	$117	$135
Custom Peer Group (5 Stocks)	$100	$108	$169	$221	$236	$274

The Peer Group has been weighted in accordance with each company’s market capitalization as of the beginning of each of the five years covered by the performance graph. The weighted return for each quarter was calculated by summing the products obtained by multiplying (i) the percentage that each company’s market capitalization represents of the total market capitalization for all companies in the indexes for each such quarter by (ii) the total shareholder return for that company for each such quarter.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In May 2006, the Corporation’s Board of Directors approved a share repurchase plan that allowed the Corporation to buy up to three million of its common shares. During May and June 2006, the Corporation repurchased, through open-market transactions, three million common shares with available cash resources. The Corporation has completed all common share repurchases authorized by that plan.

In July 2006, the Corporation’s Board of Directors approved a share repurchase plan that authorizes the Corporation to buy up to three million of its common shares. During December 2006, the Corporation repurchased, through open-market transactions, 667,620 common shares with available cash resources. The timing of future repurchases will depend upon a variety of factors including market conditions. The Corporation expects to repurchase the additional shares from available cash resources. The authorization expires in July 2008.

Issuer Purchases of Equity Securities

			Total	Maximum
			Number	Number
			of Shares	of Shares
	Total		Purchased	that May
	Number of	Average	as Part of	Yet Be
	Common	Price Paid	Publicly	Purchased
	Shares	per Common	Announced	Under
Period	Purchased	Share	Program	the Plan

December 1, 2006 to December 15, 2006	667,620	$51.26	667,620	2,332,380

Total for the quarter ended December 31, 2006	667,620	$51.26	667,620	2,332,380

Item 6.	SELECTED FINANCIAL DATA

Thomas & Betts Corporation and Subsidiaries

(In thousands, except per share
data)	2006	2005	2004	2003	2002

Net sales	$1,868,689	$1,695,383	$1,516,292	$1,322,297	$1,345,857
Net earnings (loss)	$175,130	$113,408	$93,255	$42,813	$(8,212)
Total assets	$1,830,223	$1,920,396	$1,755,752	$1,782,625	$1,619,756
Long-term debt including current maturities	$387,631	$537,959	$545,915	$685,316	$625,108
Per share earnings (loss):
Basic	$2.90	$1.89	$1.59	$0.73	$(0.14)
Diluted	$2.85	$1.86	$1.57	$0.73	$(0.14)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Introduction

Thomas & Betts Corporation is a leading designer and manufacturer of electrical components used in industrial, commercial, communications, and utility markets. We are also a leading producer of highly engineered steel structures, used primarily for utility transmission, and commercial heating units. We have operations in approximately 20 countries. Manufacturing, marketing and sales activities are concentrated primarily in North America and Europe.

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

Thomas & Betts had an outstanding year in 2006, driven by strong performance in all of our businesses, with each segment reporting double-digit earnings as a percentage of sales. Consolidated net sales in 2006 grew 10.2% compared to 2005 as a result of strong demand in our key markets as well as the impact of price increases that offset higher material and energy costs. Earnings from operations grew 20.5% over 2005 reflecting the impact of higher sales volumes, the Corporation’s continued ability to offset higher material and energy costs and tightly managing discretionary spending.

Critical Accounting Policies

The preparation of financial statements contained in this report requires the use of estimates and assumptions to determine certain amounts reported as net sales, costs, expenses, assets or liabilities and certain amounts disclosed as contingent assets or liabilities. Actual results may differ from those estimates or assumptions. Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements. We believe our critical accounting policies include the following:

•	Revenue Recognition: The Corporation recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Sales discounts, quantity and price rebates, and allowances are estimated based on contractual commitments and experience and recorded in the period as a reduction of revenue in which the sale is recognized. Quantity rebates are in the form of volume incentive discount plans, which include specific sales volume targets or year-over-year sales volume growth targets for specific customers. Certain distributors can take advantage of price rebates by subsequently reselling the Corporation’s products into targeted construction projects or markets. Following a distributor’s sale of an eligible product, the distributor submits a claim for a price rebate. The Corporation provides additional allowances for bad debts when

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

•	Inventory Valuation: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. To ensure inventories are carried at the lower of cost or market, the Corporation periodically evaluates the carrying value of its inventories. The Corporation also periodically performs an evaluation of inventory for excess and obsolete items. Such evaluations are based on management’s judgment and use of estimates. Such estimates incorporate inventory quantities on-hand, aging of the inventory, sales forecasts for particular product groupings, planned dispositions of product lines and overall industry trends.

•	Goodwill and Other Intangible Assets: We follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires a transitional and annual test of goodwill and indefinite lived assets associated with reporting units for indications of impairment. With the assistance of a third party appraisal firm, the Corporation performs its annual impairment assessment in the fourth quarter of each year, unless circumstances dictate more frequent assessments. Indications of impairment require significant judgment by management. Under the provisions of SFAS No. 142, each test of goodwill requires that we determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Corporation must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

•	Long-Lived Assets: We follow the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. For purposes of recognizing and measuring impairment of long-lived assets, the Corporation evaluates assets at the lowest level of identifiable cash flows for associated product groups. The Corporation reviews long-lived assets to be held-and-used for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Indications of impairment require significant judgment by management. If the sum of the undiscounted expected future cash flows over the remaining useful life of the primary asset in the associated product groups is less than the carrying amount of the assets, the assets are considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, we estimate fair values using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

•	Pension and Postretirement Benefit Plan Actuarial Assumptions: We follow the provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” SFAS No. 132 (Revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” For purposes of calculating pension and postretirement medical benefit obligations and related costs, the Corporation uses certain actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these assumptions annually. Other assumptions include employee demographic factors (retirement patterns, mortality and turnover), rate of compensation increase and the healthcare cost trend rate. See additional information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Qualified Pension Plans.

•	Income Taxes: We use the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provides a valuation allowance based on a more-likely-than-not criteria. The Corporation has valuation allowances for deferred tax assets primarily associated with foreign net operating loss carryforwards and foreign income tax credit carryforwards. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of tax planning strategies. Management believes that it is more-likely-than-not that future taxable income, based on enacted tax law in effect as of December 31, 2006, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, which involve estimates and uncertainties, in making this assessment. Projected future taxable income is based on management’s forecast of the operating results of the Corporation. Management periodically reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize net deferred tax assets, we will increase valuation allowances by a charge to income tax expense in the period of such determination. Likewise, if management determines that future taxable income will be sufficient to utilize net operating loss carryforwards and other deferred tax assets, the Corporation will decrease the existing valuation allowance by recording a reduction to income tax expense in the period of such determination.

•	Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of current available facts related to each site. The operation of manufacturing plants involves a high level of susceptibility in these areas, and there is no assurance that we will not incur material environmental or occupational health and safety liabilities in the future. Moreover, expectations of remediation expenses could be affected by, and potentially significant expenditures could be required to comply with, environmental regulations and health and safety laws that may be adopted or imposed in the future. Future remediation technology advances could adversely impact expectations of remediation expenses.

2007 Outlook

Looking forward to 2007, we believe that demand in our key markets should remain healthy. Pricing for the key commodity used by the Corporation – steel – has been relatively stable, although prices remain high, and we anticipate only mild inflationary pressures on material costs in 2007. Given these dynamics, we expect mid-single digit organic sales growth driven primarily by volume gains, beginning in the second quarter and continuing for the balance of the year, and we expect earnings per diluted share in the range of $3.05 to $3.15 for the full year 2007. Our 2007 outlook assumes a slight reduction in selling, general and administrative expenses as a percentage of sales and net interest expense of approximately $10 million. It also assumes an effective tax rate of approximately 31% reflecting higher net state income taxes. Average diluted shares outstanding are assumed to be slightly more than 60 million. The key risks we may face in 2007 include the potential negative impact of rising energy costs, higher interest rates on capital spending in the markets we serve and volatility in commodity markets.

Summary of Consolidated Results

	2006		2005		2004
	In	% of Net	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales	Thousands	Sales

Net sales	$1,868,689	100.0	$1,695,383	100.0	$1,516,292	100.0
Cost of sales	1,299,299	69.5	1,195,256	70.5	1,085,150	71.6

Gross profit	569,390	30.5	500,127	29.5	431,142	28.4
Selling, general and administrative	323,577	17.3	296,132	17.5	287,024	18.9

Earnings from operations	245,813	13.2	203,995	12.0	144,118	9.5
Income from unconsolidated companies	952	0.0	1,377	0.1	2,167	0.1
Interest expense, net	(14,840)	(0.8)	(25,214)	(1.5)	(30,608)	(2.0)
Other (expense) income, net	1,517	0.1	(4,298)	(0.2)	(825)	(0.1)
Gain on sale of equity interest	—	—	—	—	12,978	0.9

Earnings before income taxes	233,442	12.5	175,860	10.4	127,830	8.4
Income tax provision	58,312	3.1	62,452	3.7	34,575	2.2

Net earnings	$175,130	9.4	$113,408	6.7	$93,255	6.2

Per share earnings:
Basic	$2.90		$1.89		$1.59

Diluted	$2.85		$1.86		$1.57

Year 2006 Compared with 2005

Overview

The Corporation’s performance in 2006 demonstrated the fundamental strength of our operations, which enabled us to benefit from strong demand in key markets. Net sales increased 10% over 2005 driven primarily by our Electrical and Steel Structures segments. Our portfolio of branded, value-added products supported by exceptional sales, logistics and customer service were critical factors in our success. In addition, our highly integrated information systems and demand-driven manufacturing sourcing allowed us to efficiently support increased sales activity.

Our financial performance is volume sensitive. In 2006, net sales benefited from higher sales volumes as well as price increases to offset increased material and energy costs. Favorable foreign currency exchange rates contributed about one percentage point to our year-over-year sales growth.

Higher sales volumes leveraged fixed costs and earnings from operations increased at twice the rate of sales growth, up 20% over 2005. In 2006, we again successfully offset increased material and energy cost inflation. A significant decline in interest expense, net resulted from lower average debt levels that reflected a $150 million scheduled debt repayment and higher interest income.

Net earnings in 2006 included a fourth quarter income tax benefit of $36.5 million relating to the release of state tax valuation allowances. The Corporation also recorded a fourth quarter income tax provision of $31.9 million related to a distribution of approximately $100 million from a foreign subsidiary. Net earnings in 2005 included an income tax charge of $16.4 million related to the repatriation of $200 million in foreign earnings.

Net Sales and Gross Profit

Net sales in 2006 were $1,868.7 million, up $173.3 million, or 10.2%, from 2005. Stronger demand in industrial, commercial and utility markets as well as the impact of price increases that offset higher material and energy costs contributed significantly to the sales improvement. Favorable foreign currency exchange driven primarily by strong Canadian and European currencies against a weaker U.S. dollar accounted for approximately $23 million of the sales increase.

Gross profit in 2006 was $569.4 million, or 30.5% of net sales, compared to $500.1 million or 29.5% in 2005. This improvement reflects the leveraging of higher sales volumes on fixed costs (i.e., operating efficiencies), the Corporation’s continued ability to offset higher material and energy costs and actions to improve productivity such as those identified through our lean manufacturing initiatives. During 2006, we experienced higher raw material costs, primarily in steel and non-ferrous metals (copper, zinc, aluminum), compared to the prior year period, which were largely offset through increased selling prices for our products.

Expenses

Selling, general and administrative (“SG&A”) expense in 2006 was $323.6 million, or 17.3% of net sales, compared to $296.1 million, or 17.5% of net sales, in the prior year period. The year-over-year dollar increase in SG&A expense reflects higher selling expenses associated with higher sales and share-based compensation expense in 2006. Share-based compensation expense in 2006 was $10.3 million compared with $1.9 million in 2005. The decline in SG&A as a percent of sales reflects higher sales levels and tightly managing expenses.

Interest Expense, Net

Interest expense, net for 2006 decreased $10.4 million from the prior year due primarily to the repayment of $150 million of senior unsecured notes and higher interest income. Interest income included in interest expense, net was $15.1 million for 2006 compared to $12.0 million for 2005. Interest expense of $29.9 million in 2006 and $37.2 million in 2005 includes the impact of interest rate swap agreements. Interest rate swap agreements resulted in an expense of $0.8 million in 2006 and a benefit of $0.4 million in 2005.

Income Taxes

The income tax provision in 2006 reflected an effective rate of 25.0% of pre-tax income compared to an effective rate in the prior year of 35.5%. The effective rate for both years reflects benefits from our Puerto Rican manufacturing operations as well as benefits in both years resulting from the favorable completion of tax audits and reassessment of tax exposures. The Corporation recorded an income tax net benefit of $36.5 million in the fourth quarter of 2006 relating to the release of state tax valuation allowances, as a result of our assessment that it is more-likely-than-not that the Corporation will have sufficient taxable income to realize the remaining net state deferred tax assets. In addition, the Corporation recorded an income tax provision of $31.9 million in the fourth quarter of 2006 as a result of the distribution of $100 million from a foreign subsidiary. The 2005 effective tax rate reflected an income tax provision of $16.4 million in the fourth quarter of 2005 as a result of the repatriation of $200 million of foreign earnings pursuant to the American Jobs Creation Act of 2004.

Net Earnings

Net earnings were $175.1 million, or $2.90 per basic and $2.85 per diluted share, in 2006 compared to net earnings of $113.4 million, or $1.89 per basic and $1.86 per diluted share, in 2005. Higher 2006 results reflect increased operating earnings on higher current year sales volumes, the benefit of lower interest expense and a lower effective income tax rate.

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

Expenses

SG&A expense in 2005 was $296.1 million, or 17.5% of net sales, compared to 18.9% of net sales in the prior year period. This percentage improvement reflects our continued focus on closely managing expenses and the effect of much higher sales than expense growth.

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

Net Earnings

Net earnings were $113.4 million, or $1.89 per basic and $1.86 per diluted share, in 2005 compared to net earnings of $93.3 million, or $1.59 per basic and $1.57 per diluted share, in 2004. Results in 2005 include the previously noted income tax charge of $16.4 million related to the repatriation of foreign earnings. Higher 2005 results reflect increased operating earnings on higher sales volumes. Results in 2004 include a $13.0 million pre-tax gain from the sale of a minority interest in a European joint venture.

Summary of Segment Results

	2006		2005		2004
	In	% of Net	In	% of Net	In	% of Net
Net Sales	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$1,511,557	80.9	$1,377,338	81.2	$1,253,990	82.7
Steel Structures	221,671	11.9	185,995	11.0	139,633	9.2
HVAC	135,461	7.2	132,050	7.8	122,669	8.1

	$1,868,689	100.0	$1,695,383	100.0	$1,516,292	100.0

	2006		2005		2004
	In	% of Net	In	% of Net	In	% of Net
Segment Earnings	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$201,648	13.3	$161,823	11.7	$120,289	9.6
Steel Structures	28,780	13.0	28,998	15.6	15,704	11.2
HVAC	16,337	12.1	14,551	11.0	10,292	8.4

	$246,765	13.2	$205,372	12.1	$146,285	9.6

We evaluate our business segments primarily on the basis of segment earnings. Segment earnings are defined as earnings from continuing operations before interest, taxes and certain other charges.

Our segment earnings are significantly influenced by the operating performance of our Electrical segment that accounted for more than 75% of our consolidated net sales and consolidated segment earnings during 2006, 2005, and 2004.

Electrical Segment

Year 2006 Compared with 2005

Electrical segment net sales in 2006 were up $134.2 million, or 9.7%, from 2005. In 2006, the Electrical segment experienced strong demand in its key end markets of light commercial construction, industrial maintenance and repair and utility distribution markets. Price increases to offset higher material and energy costs also contributed significantly to the sales growth. Favorable foreign currency exchange accounted for approximately $21 million of the increase.

Electrical segment earnings in 2006 were up $39.8 million, or 24.6%, from 2005. The earnings improvement reflects the favorable impact of higher sales volumes, operating efficiencies and our continued ability to offset higher material and energy costs through higher selling prices.

Year 2005 Compared with 2004

Electrical segment net sales in 2005 were up $123.3 million, or 9.8%, from 2004. Higher sales volume from improving industrial, light commercial construction and utilities markets and price increases to offset higher material and energy costs contributed significantly to the sales increase. Foreign currency exchange accounted for approximately $21 million of the increase.

Electrical segment earnings in 2005 were up $41.5 million, or 34.5%, from 2004. Higher sales volume, operating efficiencies and our continued ability to offset higher material and energy costs through higher selling prices contributed to the improvement in segment earnings.

Other Segments

Year 2006 Compared with 2005

Net sales in 2006 in our Steel Structures segment were up $35.7 million, or 19.2%, from 2005. Sales in 2006 reflect increased volume of internally manufactured, highly engineered tubular steel poles and increased shipments of lattice towers purchased from third party suppliers for resale. Lattice tower sales were $23.1 million in 2006 and $2.5 million in 2005. Steel Structures segment earnings in 2006 were essentially flat compared to the prior year reflecting higher sales volume which was offset by a less-favorable project mix.

Net sales in 2006 in our HVAC segment were up $3.4 million, or 2.6%, from 2005. HVAC segment earnings in 2006 were up $1.8 million, or 12.3%, from 2005. Higher sales and tightly managing expenses contributed to the earnings improvement.

Year 2005 Compared with 2004

Net sales in 2005 in our Steel Structures segment were up $46.4 million, or 33.2%, from 2004. The sales increase reflects higher levels of capital investment by U.S. electrical utilities to expand or upgrade regional transmission grids. Steel Structures segment earnings in 2005 were up $13.3 million, or 84.7%, from 2004. This significant improvement reflects increased sales volumes supported by additional manufacturing capacity from a 2005 acquisition and improved operating efficiencies.

Our HVAC segment’s net sales in 2005 were up $9.4 million, or 7.6%, from 2004. Higher net sales reflect sales price increases related to higher raw material costs and higher sales volume. HVAC segment earnings in 2005 were up $4.3 million, or 41.4%, from 2004. This improvement reflects disciplined cost controls, improved operating efficiencies and higher sales.

Liquidity and Capital Resources

We had cash and cash equivalents of $371.0 million and $216.7 million at December 31, 2006 and 2005, respectively. Additionally, we had marketable securities of $0.4 million and $292.2 million at December 31, 2006 and 2005, respectively.

The following table reflects the primary category totals in our Consolidated Statements of Cash Flows.

(In thousands)	2006	2005	2004

Net cash provided by (used in) operating activities	$221,168	$193,097	$63,911
Net cash provided by (used in) investing activities	214,056	(157,925)	(38,846)
Net cash provided by (used in) financing activities	(283,253)	27,359	(124,430)
Effect of exchange-rate changes on cash	2,255	3,022	7,679

Net increase (decrease) in cash and cash equivalents	$154,226	$65,553	$(91,686)

Operating Activities

Cash provided by operating activities was primarily attributable to net earnings of $175.1 million, $113.4 million and $93.3 million in 2006, 2005 and 2004, respectively. Depreciation and amortization in 2006, 2005, and 2004 was $47.8 million, $48.4 million and $51.8 million, respectively. Operating cash flows in 2006 were impacted by increased year-end receivables and inventories. Increased receivables reflect primarily higher sales levels and increased inventories reflect the inflationary impact of higher material and energy costs as well as to support increased sales volumes. Operating activities in 2006 also reflect in part the negative impact of $11.3 million associated with incremental tax effects for share-based payment arrangements. Due to the Corporation’s use of the modified prospective application of accounting for share-based payments, 2005 and 2004 operating activities have not been adjusted for comparative purposes. Operating activities in 2005 reflect $28.7 million of funding to certain qualified pension plans that brought those plans up to their accumulated benefit obligation. Operating activities in 2004 reflect $78.2 million of funding to certain qualified pension plans that brought those plans up to their accumulated benefit obligation.

Investing Activities

During 2006, acquisitions totaled $34.0 million and consisted primarily of the purchase of net operating assets of Hi-Tech Fuses, Inc., which manufactures high-voltage, current-limiting fuses sold primarily for utility applications. During 2005, we purchased the net operating assets of Southern Monopole and Utilities Company for $16.5 million. Southern Monopole manufactures steel poles used primarily for electrical transmission towers. We sold our minority interest in a European joint venture for $20.9 million in cash in 2004.

During 2006, we had capital expenditures totaling $44.3 million, compared to $36.5 million in 2005 and $25.4 million in 2004, for maintenance spending and the support of our ongoing business plans. We expect capital expenditures to be approximately $50 million in 2007.

During 2006, we liquidated a substantial portion of our marketable securities. In 2005 and 2004, we increased our marketable securities to increase interest income on higher levels of cash on hand. Marketable securities of $292.2 million as of December 31, 2005 were reduced to $0.4 million as of December 31, 2006.

Financing Activities

Cash used in 2006 financing activities included the repurchase of approximately 3.7 million common shares for approximately $201 million and the debt repayments of $150 million of senior unsecured notes that were paid upon maturity, both funded from available cash resources. Financing activities also reflect $57.1 million of cash provided by stock options exercised in 2006 and the positive impact of $11.3 million associated with incremental tax effects of share-based payment arrangements. Cash flows from operating activities in 2006 have been reduced by a similar $11.3 million for share-based arrangements. Due to the Corporation’s use of the modified prospective application of accounting for share-based payments, 2005 financing activities have not been adjusted for comparative purposes. Cash provided by financing activities in 2005 and 2004 reflected debt repayments of $7.3 million and $139.1 million, respectively, and stock option exercises of $34.7 million and $14.7 million, respectively.

$300 million Credit Agreement

In the fourth quarter 2006, we amended our $200 million committed revolving credit facility primarily to increase the borrowing capacity to $300 million. The amendment also extended the June 2010 maturity date to December 2011.

The credit agreement contains customary covenants which could potentially restrict the payment of dividends, investments, liens, issuing certain types of additional debt and the disposition of assets if the Corporation fails to maintain its financial covenants and certain minimum levels of total availability under the facility. We have the option, at the time of drawing funds under the facility, of selecting an interest rate based on the London Interbank Offered Rate (LIBOR), the federal funds rate, or the prime rate of the agent bank. The credit agreement contains the following significant financial covenants:

Consolidated Interest Coverage Ratio.  The Corporation must maintain a ratio, as defined in the agreement, of no less than 3.00 to 1.00 as of the end of any fiscal quarter.

Leverage Ratio.  The Corporation must maintain a ratio, as defined in the agreement, of no greater than 4.00 to 1.00 as of the end of any fiscal quarter through March 31, 2008; 3.75 to 1.00 as of the end of any fiscal quarter ending June 30, 2008 and thereafter.

At December 31, 2006, outstanding letters of credit, or similar financial instruments that reduce the amount available under the $300 million credit facility totaled $22.4 million. Letters of credit relate primarily to third-party insurance claims processing.

Other Credit Facilities

We have a EUR10 million (approximately US$13 million) committed revolving credit facility with a European bank that has an indefinite maturity. Availability under this facility is EUR10 million (approximately US$13 million) as of December 31, 2006. This credit facility contains standard covenants similar to those contained in the $300 million credit agreement and standard events of default such as covenant default and cross-default.

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

As of January 31, 2007, the aggregate availability of funds under our credit facilities was approximately $290.5 million, after deducting outstanding letters of credit. Availability is subject to the satisfaction of various covenants and conditions to borrowing. We currently do not have any borrowings under these facilities.

Credit Ratings

As of December 31, 2006, we had investment grade credit ratings from Standard & Poor’s, Moody’s Investor Service and Fitch Ratings on our senior unsecured debt. Should these credit ratings drop, repayment under our credit facilities and securities will not be accelerated; however, our credit costs may increase. Similarly, if our credit ratings increase, we could potentially have a decrease in our credit costs. The maturity of any of our debt securities does not accelerate in the event of a credit downgrade.

Debt Securities

Thomas & Betts had the following unsecured debt securities outstanding as of December 31, 2006:

Issue Date	Amount	Interest Rate	Interest Payable	Maturity Date

May 1998	$115 million	6.63%	May 1 and November 1	May 2008
February 1999	$150 million	6.39%	March 1 and September 1	February 2009
May 2003	$125 million	7.25%	June 1 and December 1	June 2013

The indentures underlying the unsecured debt securities contain standard covenants such as restrictions on mergers, liens on certain property, sale-leaseback of certain property and funded debt for certain subsidiaries. The indentures also include standard events of default such as covenant default and cross-acceleration. We are in compliance with all covenants and other requirements set forth in the indentures.

Other

The Corporation does not currently pay cash dividends. Future decisions concerning the payment of cash dividends on the common stock will depend upon our results of operations, financial condition, capital expenditure plans, possible restrictions under its credit agreements and other factors that the Board of Directors may consider relevant.

In the short-term we expect to fund expenditures for capital requirements as well as other liquidity needs from a combination of cash generated from operations and existing cash balances. These sources should be sufficient to meet our operating needs in the short-term.

Over the longer-term, we expect to meet our liquidity needs with a combination of cash generated from operations and existing cash balances, the use of our credit facilities, plus issuances of debt or equity securities. From time to time, we may access the public capital markets if terms, rates and timing are acceptable. We have an effective shelf registration statement that will permit us to issue an aggregate of $325 million of senior unsecured debt securities, common stock and preferred stock.

The Corporation utilized $167 million of its federal net operating loss carryforwards in 2006 primarily to offset cash taxes related to earnings generated by operations and the distribution from a foreign subsidiary. The remaining federal net operating loss carryforwards of $26 million, which have no offsetting valuation allowance, are expected to be utilized in 2007.

The Corporation utilized $63 million of its federal net operating loss carryforwards in 2005, primarily to offset cash taxes related to the repatriation of foreign earnings.

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any off-balance sheet arrangements.

Refer to Note 15 in the Notes to Consolidated Financial Statements for information regarding our guarantee and indemnification arrangements.

Contractual Obligations

The following table reflects our total contractual cash obligations as of December 31, 2006.

			2008	2010
			through	through
(In millions)	Total	2007(a)	2009	2011	Thereafter

Long-Term Debt Including Current Maturities(b)	$387.6	$0.7	$266.1	$0.5	$120.3
Estimated Interest Payments(c)	94.4	26.3	36.4	18.1	13.6
Operating Lease Obligations	53.1	11.6	16.4	10.6	14.5

Total Contractual Cash Obligations	$535.1	$38.6	$318.9	$29.2	$148.4

(a)	In addition to the amounts above, we expect required contributions to our qualified pension plans to be minimal in 2007.

(b)	Includes capital leases.

(c)	Reflects stated interest rates on fixed rate debt and imputed interest on capital leases. The Corporation has no variable rate debt.

Credit Risk

We continually evaluate the credit risk associated with our customers. Credit risk with respect to trade receivables is limited due to the large number of customers comprising our customer base and their dispersion across many different industries and geographic areas. No customer receivable exceeds 10% of total accounts receivable as of December 31, 2006.

Qualified Pension Plans

We have domestic and foreign qualified pension plans with domestic plans accounting for a substantial portion of total plan liabilities and assets. At December 31, 2006, the Corporation’s major active qualified pension plans were funded up to their accumulated benefit obligation. As a result of our funded status as of December 31, 2006, we expect 2007 required contributions to our qualified pension plans to be minimal. Our funding to all qualified pension plans was $2 million in 2006, $29 million in 2005 and $78 million in 2004. The following information indicates the funded status for our qualified pension plans:

Qualified pension plans with plan assets in excess of accumulated benefit obligations:

	December 31,	December 31,
(In millions)	2006	2005

Projected benefit obligation	$365	$348
Accumulated benefit obligation	$345	$329
Fair value of plan assets	$360	$332

Qualified pension plans with plan assets less than accumulated benefit obligations:

	December 31,	December 31,
(In millions)	2006	2005

Projected benefit obligation	$9	$7
Accumulated benefit obligation	$8	$7
Fair value of plan assets	$6	$4

All qualified pension plans:

	December 31,	December 31,
(In millions)	2006	2005

Projected benefit obligation	$374	$355
Accumulated benefit obligation	$353	$336
Fair value of plan assets	$366	$336

Our qualified pension plan assets at December 31, 2006 and 2005, were included in the following asset categories:

	Plan Assets
	At December 31,	At December 31,
	2006	2005

Asset Category
Short-term investments	—%	15%
Domestic equity securities	36%	32%
International equity securities	26%	21%
Debt securities	25%	23%
Other, including alternative investments	13%	9%

Total	100%	100%

Pension assets held in short-term investments at December 31, 2005, reflect contributions made late in 2005 that were not yet invested at year-end based on target allocations. Our plan assets allocation targets as of December 31, 2006 and 2005, are as follows:

	Allocation Targets
	December 31,	December 31,
	2006	2005

Asset Category
Domestic equity securities	33%	34%
International equity securities	23%	22%
Debt securities	26%	26%
Other, including alternative investments	18%	18%

Total	100%	100%

The financial objectives of our investment policy is to maximize returns in order to minimize contributions and long-term cost of funding pension liabilities, within reasonable and prudent levels of risk, and to achieve annualized returns in excess of the policy benchmark. As of December 31, 2006 and 2005, no pension assets were directly invested in Thomas & Betts Corporation common stock.

The long-term rates of return we use for our qualified pension plans take into account historical investment experience over a multi-year period, as well as mix of plan asset investment types, market conditions, investment practices of our Retirement Plans Committee and advice from investment professionals and actuarial advisors. The weighted-average long-term rates of return used to determine net periodic pension cost for all qualified pension plans are as follows:

	2006	2005	2004

Weighted-average long-term rates of return used to determine net periodic pension cost	8.55%	8.15%	8.61%

Reflected in the rates above are domestic weighted-average long-term rates of return of 8.75% for 2006, 8.25% for 2005 and 8.75% for 2004.

The assumed discount rates we use for our qualified pension plans represent long-term high quality corporate bond rates commensurate with liability durations of its plans. Discount rates used to determine net periodic pension cost for all qualified pension plans are as follows:

	2006	2005	2004

Discount rates used to determine net periodic pension cost	5.65%	5.71%	5.96%

Reflected in the rates above are domestic discount rates to determine net periodic pension cost of 5.75% in 2006 and 2005 and 6.00% in 2004.

Discount rates used to determine pension benefit obligations as of December 31, 2006 and 2005 for all qualified pension plans were 5.62% and 5.65%, respectively, and reflect domestic discount rates of 5.75% for both years.

The potential impact on the 2006 net periodic pension cost resulting from a hypothetical one-percentage-point change in the assumed weighted-average long-term rate of return while maintaining a constant discount rate would be approximately $4 million. The potential impact on the 2006 net periodic pension cost resulting from a hypothetical one-percentage-point change in the assumed discount rate while maintaining a constant weighted-average long-term rate of return would be approximately $4 million.

For additional information regarding our qualified and non-qualified pension plans and post-retirement plans, refer to Note 10 in the Notes to Consolidated Financial Statements.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans.” Effective December 31, 2006, the Corporation adopted the recognition and disclosure provisions of SFAS No. 158 requiring recognition of the overfunded or underfunded status of benefit plans on its balance sheet. SFAS No. 158 had no effect on the Corporation’s consolidated statements of operations or cash flows and had no impact on the Corporation’s compliance with its various debt covenants. SFAS No. 158 also eliminates the use of “early measurement dates” to account for certain of the Corporation’s pension and other postretirement plans effective December 31, 2008. The Corporation has not yet evaluated the impact of this requirement.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation 48 (“FIN 48”). FIN 48 is effective as of January 1, 2007, and clarifies the accounting for uncertainty in income tax positions recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” Based on the Corporation’s current assessment, we do not anticipate a material impact from the adoption of FIN 48.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Financial Instruments

Thomas & Betts is exposed to market risk from changes in raw material prices, interest rates and foreign exchange rates. At times, we may enter into various derivative instruments to manage certain of these risks. We do not enter into derivative instruments for speculative or trading purposes.

Commodity Risk

As of December 31, 2006 we did not have any outstanding commodities futures contracts. We are exposed to risk from fluctuations in prices for raw materials (including steel, aluminum, copper, zinc, resins and rubber compounds) that are used to manufacture our products. At times, some of the risk associated with usage of aluminum, copper and zinc is mitigated through the use of futures contracts that fix the price we will pay for a commodity. Outstanding contracts as of December 31, 2005, had a notional amount of $4.6 million and a market value of $4.0 million. As of December 31, 2005, we had an asset of $4.0 million recorded in prepaid expenses which represented unrealized gains associated with open commodity contracts.

Interest Rate Risk

As of December 31, 2006, we did not have any outstanding interest rate swap agreements. In the fourth quarter 2006, we paid approximately $5 million to terminate our $81.3 million notional amount of outstanding swap agreements. The fair value adjustment of the underlying debt at the swap termination date is recognized over the remaining term of the debt as an increase in the future effective interest rate. As of December 31, 2006 all of the Corporation’s outstanding debt now has fixed interest rates. We are exposed to the impact of interest rate changes and may at certain times use a combination of fixed and floating rate debt to manage this exposure. We have, at times, used interest rate swaps to manage the impact of benchmark interest rate changes on the market value of our borrowings and to lower our overall borrowing costs. As of December 31, 2005, we had outstanding interest rate swap agreements with a notional amount of $81.3 million relating to debt securities maturing June 2013. The interest rate swap agreements effectively converted fixed interest rates associated with its debt securities to floating interest rates based on the London Interbank Offered Rate (“LIBOR”) plus an applicable spread. Under these interest rate swap agreements, we received a fixed rate and paid a weighted average variable rate. As of December 31, 2005, our fixed-to-floating interest rate ratio was 85%/15%. The interest rate swaps qualified for the short-cut method of accounting for a fair value hedge under SFAS No. 133. The amount to be paid or received under the interest rate swap agreements has been recorded as a component of net interest expense.

As of December 31, 2006, the fair value of our long-term debt (including current maturities), estimated using quoted market prices or discounted future cash flows based on our current incremental borrowing rates for similar types of borrowing arrangements, was $401.9 million. At December 31, 2006, the carrying value of long-term debt, including current maturities, was $387.6 million. The potential change in fair value resulting from a hypothetical, one-percentage-point change in interest rates would be approximately $17.2 million as of December 31, 2006.

Foreign Exchange Risk

As of December 31, 2006 and 2005, we had no outstanding forward sale or purchase contracts related to foreign currencies. During the years 2006, 2005 and 2004 we experienced no impact from mark-to-market adjustments for forward foreign exchange contracts. From time to time, we utilize forward foreign exchange contracts for the sale or purchase of foreign currencies.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation of the Corporation’s consolidated financial statements and related information appearing in this report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present the Corporation’s financial position and results of operations in conformity with U.S. generally accepted accounting principles. Management also has included in the Corporation’s financial statements amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance that externally published financial statements can be relied upon and have been prepared in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report.

/s/ Dominic J. Pileggi Chairman, President and Chief Executive Officer	/s/ Kenneth W. Fluke Senior Vice President and Chief Financial Officer	/s/ Stanley P. Locke Vice President – Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Thomas & Betts Corporation:

We have audited the accompanying consolidated balance sheets of Thomas & Betts Corporation and subsidiaries (the Corporation) as of December 31, 2006 and December 31, 2005, and the related consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thomas & Betts Corporation and subsidiaries as of December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 9 to the consolidated financial statements, effective January 1, 2006, the Corporation adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. As discussed in Notes 2 and 10 to the consolidated financial statements, the Corporation adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Pension and Other Postretirement Plans, as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Thomas & Betts Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP
KPMG LLP
Memphis, Tennessee
February 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Thomas & Betts Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Thomas & Betts Corporation and subsidiaries (the Corporation) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Thomas & Betts Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2006, and our report dated February 23, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/
KPMG LLP
KPMG LLP
Memphis, Tennessee
February 23, 2007

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004

Net sales	$1,868,689	$1,695,383	$1,516,292
Cost of sales	1,299,299	1,195,256	1,085,150

Gross profit	569,390	500,127	431,142
Selling, general and administrative	323,577	296,132	287,024

Earnings from operations	245,813	203,995	144,118
Income from unconsolidated companies	952	1,377	2,167
Interest expense, net	(14,840)	(25,214)	(30,608)
Other (expense) income, net	1,517	(4,298)	(825)
Gain on sale of equity interest	—	—	12,978

Earnings before income taxes	233,442	175,860	127,830
Income tax provision	58,312	62,452	34,575

Net earnings	$175,130	$113,408	$93,255

Earnings per share:
Basic	$2.90	$1.89	$1.59

Diluted	$2.85	$1.86	$1.57

Average shares outstanding:
Basic	60,434	60,054	58,610
Diluted	61,447	61,065	59,357

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Balance Sheets
(In thousands)

	As of December 31,
	2006	2005

ASSETS
Current Assets
Cash and cash equivalents	$370,968	$216,742
Marketable securities	371	292,154
Receivables, net of allowances of $79,493 and $76,674	204,270	185,391
Inventories:
Finished goods	107,786	91,597
Work-in-process	27,408	29,285
Raw materials	83,342	77,225

Total inventories	218,536	198,107

Deferred income taxes	60,611	40,293
Prepaid expenses	13,614	17,455

Total Current Assets	868,370	950,142

Property, plant and equipment:
Land	17,042	15,571
Buildings	183,323	176,054
Machinery and equipment	621,272	607,847
Construction-in-progress	14,409	14,408

Gross property, plant and equipment	836,046	813,880
Less accumulated depreciation	(568,846)	(546,854)

Net property, plant and equipment	267,200	267,026

Goodwill	490,210	462,810
Investments in unconsolidated companies	115,726	115,665
Deferred income taxes	42,811	20,061
Prepaid pension plan costs	6,590	76,187
Other assets	39,316	28,505

Total Assets	$1,830,223	$1,920,396

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$719	$150,804
Accounts payable	144,844	138,060
Accrued liabilities	96,611	101,672
Income taxes payable	6,355	13,875

Total Current Liabilities	248,529	404,411

Long-Term Liabilities
Long-term debt	386,912	387,155
Accrued pension plan liability	46,028	23,079
Deferred income taxes	10,376	—
Other long-term liabilities	70,019	53,161
Contingencies (Note 15)
Shareholders’ Equity
Common stock	5,924	6,109
Additional paid-in capital	294,502	411,985
Retained earnings	818,781	643,651
Unearned compensation, nonvested restricted stock	—	(2,098)
Accumulated other comprehensive income	(50,848)	(7,057)

Total Shareholders’ Equity	1,068,359	1,052,590

Total Liabilities and Shareholders’ Equity	$1,830,223	$1,920,396

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2006	2005	2004

Cash Flows from Operating Activities:
Net earnings	$175,130	$113,408	$93,255
Adjustments:
Depreciation and amortization	47,842	48,404	51,805
Mark-to-market adjustment for derivative instruments	3,991	(2,184)	(691)
Gain on sale of equity interest	—	—	(12,978)
Share-based compensation expense	11,919	1,923	2,331
Deferred income taxes	18,129	28,159	12,523
Incremental tax benefits from share-based payment arrangements	(11,320)	—	—
Changes in operating assets and liabilities, net:
Receivables	(11,441)	(15,440)	1,282
Inventories	(15,927)	11,756	(12,682)
Accounts payable	3,534	17,837	3,250
Accrued liabilities	(6,841)	3,388	(10,885)
Income taxes payable	(7,935)	(684)	7,395
Funding to qualified pension plans	(1,585)	(28,693)	(78,187)
Other	15,672	15,223	7,493

Net cash provided by (used in) operating activities	221,168	193,097	63,911

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(44,345)	(36,455)	(25,419)
Purchases of businesses	(34,031)	(16,526)	—
Proceeds from sale of property, plant and equipment	659	720	5,948
Proceeds from sale of equity interest	—	—	20,929
Marketable securities acquired	(121,665)	(586,050)	(550,684)
Proceeds from marketable securities	413,438	480,386	510,380

Net cash provided by (used in) investing activities	214,056	(157,925)	(38,846)

Cash Flows from Financing Activities:
Repayment of long-term debt and other borrowings	(150,896)	(7,291)	(139,096)
Stock options exercised	57,119	34,650	14,666
Incremental tax benefits from share-based payment arrangements	11,320	—	—
Repurchase of common shares	(200,796)	—	—

Net cash provided by (used in) financing activities	(283,253)	27,359	(124,430)

Effect of exchange-rate changes on cash	2,255	3,022	7,679

Net increase (decrease) in cash and cash equivalents	154,226	65,553	(91,686)
Cash and cash equivalents, beginning of year	216,742	151,189	242,875

Cash and cash equivalents, end of year	$370,968	$216,742	$151,189

Cash payments for interest	$33,016	$37,896	$44,203
Cash payments for income taxes	$44,896	$36,470	$12,219

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(In thousands)

						Accumulated
						Other
			Additional		Nonvested	Comprehensive	Comprehensive
	Common Stock		Paid-In	Retained	Restricted	Income	Income
	Shares	Amount	Capital	Earnings	Stock	(Loss)	(Loss)	Total

Balance at December 31, 2003	58,475	$5,848	$345,646	$436,988	$(2,014)	$(55,041)	$—	$731,427

Net income	—	—	—	93,255	—	—	93,255	93,255
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	—	—	28,322	28,322
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	(42)	(42)
Minimum pension liability	—	—	—	—	—	—	27,302	27,302

Other comprehensive income (loss)	—	—	—	—	—	55,582	55,582	—

Comprehensive income	—	—	—	—	—	—	148,837	—

Stock options and incentive awards	878	87	21,165	—	(2,128)	—	—	19,124
Amortization of nonvested restricted stock	—	—	—	—	2,331	—	—	2,331

Balance at December 31, 2004	59,353	$5,935	$366,811	$530,243	$(1,811)	$541	$—	$901,719

Net income	—	—	—	113,408	—	—	113,408	113,408
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	—	—	(8,025)	(8,025)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	(26)	(26)
Minimum pension liability	—	—	—	—	—	—	453	453

Other comprehensive income (loss)	—	—	—	—	—	(7,598)	(7,598)	—

Comprehensive income	—	—	—	—	—	—	105,810	—

Stock options and incentive awards	1,736	174	45,174	—	(2,210)	—	—	43,138
Amortization of nonvested restricted stock	—	—	—	—	1,923	—	—	1,923

Balance at December 31, 2005	61,089	$6,109	$411,985	$643,651	$(2,098)	$(7,057)	$—	$1,052,590

Net income	—	—	—	175,130	—	—	175,130	175,130
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	—	—	18,411	18,411
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	(10)	(10)
Minimum pension liability	—	—	—	—	—	—	821	821

Other comprehensive income (loss)	—	—	—	—	—	19,222	19,222	—

Comprehensive income	—	—	—	—	—	—	194,352	—

Stock options and incentive awards	2,052	198	56,965	—	—	—	—	57,163
Repurchase of common shares	(3,668)	(367)	(200,429)	—	—	—	—	(200,796)
Share-based compensation	—	—	12,126	—	—	—	—	12,126
Tax benefits realized from share-based payment arrangements	—	—	15,937	—	—	—	—	15,937
Adoption of SFAS No. 123R	—	(16)	(2,082)	—	2,098	—	—	—
Adoption of SFAS No. 158	—	—	—	—	—	(63,013)	—	(63,013)

Balance at December 31, 2006	59,473	$5,924	$294,502	$818,781	$—	$(50,848)	$—	$1,068,359

Preferred Stock: Authorized 1,000,000 shares, par value $0.10 per share. None issued.

Common Stock: Authorized 250,000,000 shares, par value $0.10 per share.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

1.	Nature of Operations

Thomas & Betts Corporation is a leading designer and manufacturer of electrical components used in industrial, commercial, communications, and utility markets. The Corporation is also a leading producer of highly engineered steel structures, used primarily for utility transmission, and commercial heating units. The Corporation has operations in approximately 20 countries. Manufacturing, marketing and sales activities are concentrated primarily in North America and Europe. Thomas & Betts pursues growth through market penetration, new product development, and acquisitions.

The Corporation sells its products through the following channels: 1) electrical, utility, telephone, cable, and heating, ventilation and air-conditioning distributors; 2) through mass merchandisers, catalog merchandisers and home improvement centers; and 3) directly to original equipment manufacturers, utilities and certain end-users.

2.	Summary of Significant Accounting Policies

Basis of Presentation:  The consolidated financial statements include the accounts of the Corporation and its domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. When appropriate, the Corporation uses the equity method of accounting for its investments in 20-to-50-percent-owned companies. Under U.S. generally accepted accounting principles (GAAP), there is a presumption that the equity method should be used to account for those investments. See Cost Method Investment in Note 12.

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

Revenue Recognition:  The Corporation recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Sales discounts, quantity and price rebates, and allowances are estimated based on experience and recorded as a reduction to revenue in the period in which the sale is recognized. Quantity rebates are in the form of volume incentive discount plans which include specific sales volume targets or

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

Goodwill and Other Intangible Assets:  Goodwill consists principally of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases. Other assets as of December 31, 2006, include identifiable intangible assets with indefinite lives totaling approximately $5 million and identifiable intangible assets with finite lives totaling approximately $12 million. Intangible assets with indefinite lives (primarily acquired trade names and distributor networks) are not amortized and intangible assets with finite lives (primarily acquired customer relationships and non-compete agreements) are amortized over periods ranging from 5 to 14.5 years.

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

value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. SFAS No. 142 defines a reporting unit as an operating segment or one level below an operating segment. The Corporation’s annual assessment concluded that there was no impairment of goodwill or indefinite lived intangible assets.

The following table reflects activity for goodwill during the three years ended December 31, 2006:

	Balance		Other —	Balance
	at		Primarily	at
	Beginning	Goodwill	Currency	End
(In thousands)	of Year	Additions	Translation	of Year

2006
Electrical	$397,465	$18,265	$9,072	$424,802
Steel Structures	64,759	—	—	64,759
HVAC	586	—	63	649

	$462,810	$18,265	$9,135	$490,210

2005
Electrical	$402,058	$—	$(4,593)	$397,465
Steel Structures	60,533	4,226	—	64,759
HVAC	673	—	(87)	586

	$463,264	$4,226	$(4,680)	$462,810

2004
Electrical	$394,168	$—	$7,890	$402,058
Steel Structures	60,533	—	—	60,533
HVAC	412	197	64	673

	$455,113	$197	$7,954	$463,264

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

Pension and Postretirement Benefit Plans:  The Corporation and its subsidiaries have several defined benefit pension plans covering substantially all employees. The Corporation follows the provisions of SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” Those plans generally provide pension benefits that are based on compensation levels and years of service. Minimum annual required contributions to the plans, if any, are based on laws and regulations of the applicable countries.

The Corporation provides certain health-care and life insurance benefits to certain retired employees. The Corporation follows the provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” for the recognition of postretirement benefits. The Corporation is recognizing the estimated liability for those benefits over the estimated lives of the individuals covered, and is not pre-funding that liability. All of these plans are essentially closed to new entrants.

The Corporation discloses information about its pension plans and postretirement benefit plans in accordance with SFAS No. 132 (Revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”

Effective December 31, 2006, the Corporation adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires the Corporation to record the overfunded or underfunded status of benefit plans on its balance sheet beginning December 31, 2006. Changes in funded status are required to be recognized through comprehensive income in the year in which the change occurs.

The Corporation’s major qualified pension plans have a November 30 year-end, while the remaining pension and postretirement plans have a December 31 year-end.

Earnings Per Share:  Basic earnings per share are computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share are computed by dividing net earnings by the sum of (1) the weighted-average number of shares of common stock outstanding during the period and (2) the potential dilution from stock options and nonvested restricted stock, using the treasury stock method.

Share-Based Payment Arrangements:  Effective January 1, 2006, the Corporation follows the provisions of SFAS No. 123 (Revised), “Share-Based Payment,” which requires all share-based payments to “employees” to be recognized in financial statements based on their fair values over the

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

requisite service period. As allowed by SFAS No. 123R, the Corporation has elected the modified prospective application whereby prior periods have not been revised for comparative purposes.

Recently Issued Accounting Standards:

In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. Effective December 31, 2006, the Corporation adopted the recognition and disclosure provisions of SFAS No. 158 requiring recognition of the overfunded or underfunded status of benefit plans on its balance sheet. SFAS No. 158 had no effect on the Corporation’s consolidated statements of operations or cash flows and had no impact on the Corporation’s compliance with its various debt covenants. SFAS No. 158 also eliminates the use of “early measurement dates” to account for certain of the Corporation’s pension and other postretirement plans effective December 31, 2008. The Corporation has not yet evaluated the impact of this requirement.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation 48 (“FIN 48”). FIN 48 is effective as of January 1, 2007, and clarifies the accounting for uncertainty in income tax positions recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” Based on the Corporation’s current assessment, we do not anticipate a material impact from the adoption of FIN 48.

3.	Acquisitions and Divestitures

2006:  Acquisitions totaled $34.0 million in cash and consisted primarily of the purchase of net operating assets of Hi-Tech Fuses, Inc. in August 2006. Hi-Tech Fuses manufactures high-voltage, current-limiting fuses sold primarily for utility applications. An allocation of the purchase price to the assets and liabilities acquired was performed for acquisitions in accordance with SFAS No. 141, “Business Combinations.” The purchase price allocations resulted in goodwill of approximately $18 million and other intangible assets of approximately $12 million, all of which was assigned to the Electrical segment.

2005:  The Corporation purchased the net operating assets of Southern Monopole in January 2005 for $16.5 million in cash. Southern Monopole manufactures steel poles used primarily for electrical transmission towers. An allocation of the purchase price to the assets and liabilities acquired was performed in accordance with SFAS No. 141. Goodwill derived from the purchase price allocation is approximately $4 million and was assigned to the Steel Structures segment.

2004:  The Corporation sold its 49.9% interest in Euromold NV in September 2004 for $20.9 million in cash and recognized a pre-tax gain of $13.0 million. Prior to the sale, the Corporation had recognized net earnings from this equity interest of $1.3 million during 2004.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

4.	Basic and Diluted Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

(In thousands, except per share data)	2006	2005	2004

Net earnings	$175,130	$113,408	$93,255

Basic shares:
Average shares outstanding	60,434	60,054	58,610

Basic earnings per share	$2.90	$1.89	$1.59

Diluted shares:
Average shares outstanding	60,434	60,054	58,610
Additional shares on the potential dilution from stock options and nonvested restricted stock	1,013	1,011	747

	61,447	61,065	59,357

Diluted earnings per share	$2.85	$1.86	$1.57

The Corporation had stock options that were out-of-the-money which were excluded because of their anti-dilutive effect. Such out-of-the-money options were 501,000 shares in 2006, 1,002,000 shares in 2005 and 1,769,000 shares of common stock in 2004.

5.	Income Taxes

Overview

The Corporation recorded an income tax benefit of $36.5 million in the fourth quarter 2006 relating to the release of state income tax valuation allowances. Management has determined, in accordance with SFAS No. 109, “Accounting for Income Taxes,” it is more-likely-than-not that sufficient taxable income will be generated in the future to substantially realize the remaining net state deferred tax assets.

Also during the fourth quarter 2006, the Corporation recorded an income tax provision of $31.9 million as a result of the distribution of approximately $100 million from a foreign subsidiary. No significant net cash taxes resulted from the distribution due to the use of net operating losses.

During the fourth quarter 2005, the Corporation repatriated $200 million in foreign earnings from the excess cash of certain foreign subsidiaries pursuant to the American Jobs Creation Act of 2004. The Corporation recorded a U.S. federal income tax provision of $16.4 million as a result of the repatriation. In addition, the repatriation increased foreign tax credits by a net of $10.5 million, which has been fully offset by an increase in the valuation allowances. No net cash taxes resulted from the repatriation due to the use of net operating losses and foreign tax credits.

Undistributed earnings of foreign subsidiaries amounted to $187.9 million at December 31, 2006. These earnings are considered to be indefinitely reinvested, and, accordingly, no provision for U.S. federal or state income taxes has been made.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

5.	Income Taxes (Continued)

The relationship of domestic and foreign components of earnings before income taxes is as follows:

(In thousands)	2006	2005	2004

Domestic(a)(b)	$85,278	$74,042	$72,370
Foreign(c)	148,164	101,818	55,460

	$233,442	$175,860	$127,830

(a)	Domestic earnings before income taxes in 2006, 2005 and 2004 included interest expense (excluding amortization of debt expense) of $29.2 million, $36.2 million and $34.2 million, respectively. The amount of interest expense related to foreign earnings is negligible.

(b)	Domestic earnings before income taxes in 2004 included a $13.0 million gain on the sale of a minority interest in a European joint venture.

(c)	Effective January 1, 2006, the Corporation contributed its operating net assets in Puerto Rico to a newly formed controlled foreign corporation. Results of the Corporation’s subsidiary in Puerto Rico were included in foreign earnings before income taxes in 2006 and domestic earnings before income taxes in 2005 and 2004.

The components of income tax provision (benefit) on earnings are as follows:

(In thousands)	2006	2005	2004

Current
Federal	$3,283	$2,481	$3,873
Foreign	36,240	32,107	17,406
State and local	108	473	30

Total current provision	39,631	35,061	21,309

Deferred
Domestic	19,962	30,405	15,415
Foreign	(1,281)	(3,014)	(2,149)

Total deferred provision	18,681	27,391	13,266

	$58,312	$62,452	$34,575

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

5.	Income Taxes (Continued)

The reconciliation between the federal statutory tax rate and the Corporation’s effective tax rate on earnings (loss) is as follows:

	2006	2005		2004

Federal statutory tax rate	35.0%	35.0%		35.0%
Increase (reduction) resulting from:
State tax — net of federal tax benefit	6.5 (a)	6.7	(b)	(1.1)
Taxes on foreign earnings	(3.2)	(3.6)		(2.4)
Non-taxable income from Puerto Rico operations	(5.2)	(5.3)		(5.6)
Increase in foreign tax credits	—	(6.0	)(b)	—
Change in valuation allowance	(21.2)	(0.4)		0.5
Tax audits and reassessment of tax exposures	(0.9)	(0.5)		(1.2)
Distribution from foreign subsidiary	13.7	—		—
Repatriation of foreign earnings pursuant to the American Jobs Creation Act of 2004	—	9.3		—
Other	0.3	0.3		1.8

Effective tax rate	25.0%	35.5%		27.0%

(a)	State tax of 6.5% was fully offset by the change in the valuation allowance, and, as a result, had no net effect on the overall effective tax rate in 2006.

(b)	State tax of 6.7% and foreign tax credits of (6.0)% were fully offset by a change in the valuation allowance, and, as a result, had no net effect on the overall effective tax rate in 2005.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

5.	Income Taxes (Continued)

The components of the Corporation’s net deferred tax assets were:

	December 31,	December 31,
(In thousands)	2006	2005

Deferred tax assets
Tax credit and loss carryforwards	$96,541	$162,239
Accrued employee benefits	13,528	9,880
Accounts receivable	9,758	8,286
Self insurance liability	7,447	5,351
Inventory	5,347	4,932
Environmental liabilities	4,069	3,772
Pension and postretirement benefit obligations from the adoption of SFAS No. 158	37,349	—
Other	6,646	6,000

Total deferred tax assets	180,685	200,460
Valuation allowance	(33,740)	(83,330)

Net deferred tax assets	146,945	117,130

Deferred tax liabilities
Property, plant and equipment	(6,289)	(9,310)
Investments and foreign liabilities	(33,656)	(35,365)
Pension benefits and SEIP	(13,954)	(12,101)

Total deferred tax liabilities	(53,899)	(56,776)

Net deferred tax assets	$93,046	$60,354

Balance Sheet Reconciliation
Current deferred income tax assets	$60,611	$40,293
Non-current deferred income tax assets	42,811	20,061
Long-term deferred income tax liabilities	(10,376)	—

Net deferred tax assets	$93,046	$60,354

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

5.	Income Taxes (Continued)

A detail of net deferred tax assets associated with tax credits and loss carryforwards is as follows:

	December 31,	Expiration
(In thousands)	2006	Dates

Tax credit and loss carryforwards
U.S. federal net operating loss carryforwards	$9,092	2024
U.S. state net operating loss carryforwards	40,436	2007 – 2024
U.S. foreign tax credits	15,426	2009 – 2015
U.S. state income tax credits	6,434	2007 – 2020
Foreign net operating loss carryforwards with no expiration dates	8,017	—
Foreign net operating loss carryforwards	4,067	2007 – 2015
U.S. other, primarily AMT credit carryforwards	13,069	2012 – 2020

Total tax credit and loss carryforwards	$96,541

The valuation allowance for deferred tax assets decreased by $49.6 million in 2006 due primarily to management’s assessment that state income tax net operating loss and state income tax credit carryforwards will be substantially realized as well as the expiration of certain state net operating losses and tax credit carryforwards. There is no valuation allowance on the $9.1 million U.S. federal net operating loss deferred tax asset as of December 31, 2006. The majority of the remaining $33.7 million valuation allowance as of December 31, 2006, related to foreign net operating loss carryforwards and foreign income tax credit carryforwards and reflects management’s assessment that it is not more-likely-than-not that sufficient taxable income in certain foreign jurisdictions will be generated in the future to substantially realize these remaining deferred tax assets.

The gross amount of net operating loss carryforwards are $741 million. The loss carryforwards are composed of $674 million of U.S. state net operating loss carryforwards, $26 million of U.S. federal net operating loss carryforwards and $41 million of foreign net operating loss carryforwards.

Valuation Allowances

Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of tax planning strategies. Management believes that it is more-likely-than-not that future taxable income, based on tax laws in effect as of December 31, 2006, will be sufficient to realize the recorded deferred tax assets, net of the existing valuation allowance at December 31, 2006. Projected future taxable income is based on management’s forecast of the operating results of the Corporation, and there can be no assurance that such results will be achieved. Management periodically reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize the net deferred tax assets, the Corporation will increase the valuation allowance by a charge to income tax expense in the period of such determination. Additionally, if events change in subsequent periods

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

5.	Income Taxes (Continued)

which indicate that a previously recorded valuation allowance is no longer needed, the Corporation will decrease the valuation allowance by providing an income tax benefit in the period of such determination.

6.	Fair Value of Financial Instruments

The Corporation’s financial instruments include cash and cash equivalents, marketable securities, and long-term debt. At certain times, the Corporation’s financial instruments include interest rate swap agreements, commodity contracts, foreign currency contracts and short-term borrowings. The carrying amounts of the Corporation’s financial instruments generally approximated their fair values at December 31, 2006 and 2005, except that, based on the borrowing rates available to the Corporation under current market conditions, the fair value of long-term debt (including current maturities) was approximately $401.9 million at December 31, 2006 and $557.2 million at December 31, 2005. See Note 8.

The cost bases and fair market values of available-for-sale financial instruments at December 31, 2006 and 2005 were:

	Amortized	Gross	Gross	Fair
	Cost	Unrealized	Unrealized	Market
(In thousands)	Basis	Gains	Losses	Value

As of December 31, 2006
Mortgage-backed securities	$366	$5	$—	$371

As of December 31, 2005
Auction-rate securities	$291,550	$—	$—	$291,550
Mortgage-backed securities	583	21	—	604

	$292,133	$21	$—	$292,154

The mortgage-backed securities held at December 31, 2006, had contractual maturities ranging from one to approximately three years. The Corporation did not realize any significant gains or losses on its marketable securities during 2006, 2005 or 2004.

As of December 31, 2005, the Corporation’s marketable securities included primarily auction-rate securities. The interest rates on these securities reset typically monthly to prevailing market rates, but may have had longer stated maturities. All such securities were liquidated in the first quarter of 2006.

7.	Derivative Instruments

The Corporation is exposed to market risk from changes in raw material prices, interest rates and foreign-exchange rates. At times, the Corporation may enter into various derivative instruments to manage certain of those risks. The Corporation does not enter into derivative instruments for speculative or trading purposes.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

7.	Derivative Instruments (Continued)

Commodities Futures Contracts

As of December 31, 2006, the Corporation had no outstanding commodities futures contracts. The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, copper, zinc, resins and rubber compounds. At times, some of the risk associated with usage of aluminum, copper and zinc is mitigated through the use of futures contracts that fix the price the Corporation will pay for a commodity. Commodities futures contracts utilized by the Corporation have not been designated as hedging instruments and do not qualify for hedge accounting treatment under the provisions of SFAS No. 133 and SFAS No. 138. Mark-to-market gains and losses for commodities futures, if any, are recorded in cost of sales. As of December 31, 2005, the Corporation had outstanding commodities futures contracts with a notional amount of $4.6 million and a market value which was recorded in prepaid expenses of $4.0 million. Cost of sales reflects losses of $0.5 million for 2006 and gains of $2.2 million for 2005 and $0.7 million for 2004 related to mark-to-market adjustments for commodities futures contracts.

Interest Rate Swap Agreements

As of December 31, 2006, the Corporation had no outstanding interest rate swap agreements and all of its outstanding debt now has fixed interest rates. In the fourth quarter 2006, the Corporation paid approximately $5 million to terminate its outstanding swap agreements. The fair value adjustment of the underlying debt at the swap termination date is recognized over the remaining term of the debt as an increase in the future effective interest rate. At times, the Corporation enters into interest rate swap agreements. The interest rate swap agreements effectively converted fixed interest rates associated with its debt securities to floating interest rates based on the London Interbank Offered Rate (“LIBOR”) plus an applicable spread. As of December 31, 2005, the Corporation had outstanding interest rate swap agreements with a notional amount of $81.3 million relating to debt securities maturing June 2013. The interest rate swaps qualified for the short-cut method of accounting for a fair value hedge under SFAS No. 133. The amount to be paid or received under the interest rate swap agreements was recorded as a component of net interest expense. At December 31, 2005, the net out-of-the-money fair value of the interest rate swaps was $5.0 million, which is comprised of $5.0 million classified in other long-term liabilities with an off-setting $5.0 million net decrease in the book value of the debt hedged. Interest expense, net includes expense in 2006 of $0.8 million and benefits of $0.4 million for 2005 and $4.9 million for 2004 associated with these interest rate swap agreements.

Forward Foreign Exchange Contracts

The Corporation had no outstanding forward sale or purchase contracts as of December 31, 2006 and 2005. For 2006, 2005 and 2004 the Corporation had no mark-to-market adjustments for forward foreign exchange contracts. From time to time, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of foreign currencies.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

8.	Debt

The Corporation’s long-term debt at December 31, 2006 and 2005 was:

	December 31,	December 31,
(In thousands)	2006	2005

Unsecured notes
6.50% Notes due 2006	$—	$150,035
6.63% Notes due 2008	114,821	114,684
6.39% Notes due 2009	149,887	149,835
7.25% Notes due 2013	120,192	119,988
Other, including capital leases	2,731	3,417

Long-term debt (including current maturities)	387,631	537,959
Less current portion	719	150,804

Long-term debt	$386,912	$387,155

Principal payments due on long-term debt including capital leases in each of the five years subsequent to 2006 are as follows:

(in thousands)
2007	$719
2008	115,478
2009	150,564
2010	522
2011	—
Thereafter	120,348

$387,631

The indentures underlying the unsecured notes above contain standard covenants such as restrictions on mergers, liens on certain property, sale-leaseback of certain property and funded debt for certain subsidiaries. The indentures also include standard events of default such as covenant default and cross-acceleration.

In the fourth quarter 2006, the Corporation amended its $200 million committed revolving credit facility with a bank group primarily to increase the borrowing capacity to $300 million. The amendment also extended the previous June 2010 maturity date to December 2011 and reduced the Corporation’s annual commitment fee from 20.0 basis points down to 10.0 basis points to maintain this facility. The credit agreement contains customary covenants which could potentially restrict the payment of dividends, investments, liens, issuing certain types of additional debt and the disposition of assets if the Corporation fails to maintain its financial covenants and certain minimum levels of total availability under the facility. No borrowings were outstanding under this facility as of December 31, 2006 and 2005.

Outstanding letters of credit which reduced availability under the credit facility, amounted to $22.4 million at December 31, 2006. The letters of credit relate primarily to third-party insurance claims processing.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

8.	Debt (Continued)

The Corporation has a EUR10 million (approximately US$13 million) committed revolving credit facility with a European bank. The Corporation pays an annual commitment fee of 25.0 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants similar to those contained in the $300 million credit agreement and standard events of default such as covenant default and cross-default. This facility has an indefinite maturity and no borrowings were outstanding as of December 31, 2006 and 2005.

As of December 31, 2006, the Corporation’s aggregate availability of funds under its credit facilities is approximately $290.7 million, after deducting outstanding letters of credit. The Corporation has the option, at the time of drawing funds under any of the credit facilities, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank.

Interest expense-net in the accompanying statements of operations includes interest income of $15.1 million in 2006, $12.0 million in 2005 and $4.7 million in 2004.

9.	Share-Based Payment Arrangements

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

As of December 31, 2006, the Corporation has equity compensation plans for key employees and for non-employee directors. Amounts recognized in the financial statements with respect to the Corporation’s plans are as follows:

(In thousands)	2006

Total cost of share-based payment plans during the period	$12,196
Amounts capitalized in inventory during the period	(1,266)
Amounts recognized in income during the period for amount previously capitalized	989

Amounts charged against income during the period, before income tax benefit	11,919
Related income tax benefit recognized in income during the period	(4,529)

Share-based payments compensation expense, net of tax	$7,390

Basic and diluted earnings per share were reduced by amounts recognized during 2006 by $0.09 for options and an additional $0.03 for nonvested restricted stock. Compensation expense, net of tax, of $5.7 million for stock options and $1.7 million for nonvested restricted stock was charged against income during 2006. Prior to January 1, 2006, no compensation expense was recognized for

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

9.	Share-Based Payment Arrangements (Continued)

stock options. During 2005 and 2004, nonvested restricted stock expense, net of tax, of $1.2 million and $1.4 million was charged against income, respectively.

Under the provisions of SFAS No. 123R, awards granted after the adoption date with features that shorten the requisite service period, such as retirement eligibility, are amortized over the minimum period an employee is required to provide service to vest in the award. The 2006 net of tax share-based compensation expense reflected approximately $2 million of accelerated amortization over periods shorter than the stated service periods. Accounting provisions prior to SFAS No. 123R did not include an accelerated amortization concept. However, if similar accelerated amortization provisions were applied to awards prior to the adoption of SFAS No. 123R, the impact on compensation expense in 2006 would not have been significant.

May 2004 Equity Compensation Plans

In May 2004, the Corporation’s shareholders approved its Equity Compensation Plan. Under the Equity Compensation Plan, which expires in 2014, unless earlier terminated, the Corporation may grant to key employees options for up to 3,000,000 shares of common stock and restricted stock awards for up to 500,000 shares of common stock. Restricted stock represents nonvested shares as defined by SFAS No. 123R, with compensation expense recognized over the requisite service period (vesting period). Option grants to purchase common stock for cash have a term not to exceed 10 years and are at a price not less than the fair market value on the grant date. For awards under the plan, nonvested restricted stock awards cliff-vest in three years after the award date and options to purchase common stock have graded-vesting of one-third increments beginning on the anniversary of the date of grant.

In May 2004, the Corporation’s shareholders approved its Non-Employee Directors Equity Compensation Plan. Under the Non-Employee Directors Equity Compensation Plan, which expires in 2014, unless earlier terminated, the Corporation may grant to non-employee directors options for up to 750,000 shares of common stock, restricted stock awards for up to 100,000 shares of common stock, stock awards with no restrictions for up to 100,000 shares of common stock, and stock credits for up to 750,000 shares of common stock. Restricted stock represents nonvested shares as defined by SFAS No. 123R, since such shares cannot be sold prior to completion of the requisite service period (vesting period). Option grants to purchase common stock for cash have a term not to exceed 10 years and are at a price not less than the fair market value on the grant date. For awards under the plan, nonvested restricted stock awards and options to purchase common stock cliff-vest in one year after the grant date. Stock credits are granted for elective or non-elective fee deferrals, as defined, and do not constitute shares of common stock. Stock credits may be distributed in cash or stock, as determined by the Corporation after a director’s retirement date.

Prior Equity Compensation Plans

Under a previous stock incentive plan, the Corporation granted options and awarded nonvested restricted stock to key employees. Nonvested restricted stock awards cliff-vest in three years after the grant date and options to purchase common stock have graded-vesting of one-third increments beginning on the anniversary of the date of grant. Option grants to purchase common stock for cash

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

9.	Share-Based Payment Arrangements (Continued)

have a term not to exceed 10 years and are at a price not less than the fair market value on the grant date.

Change of Control Provisions

Upon a change of control, as defined in the Corporation’s plans, the restrictions applicable to nonvested restricted shares immediately lapse and all outstanding stock options will become fully vested and immediately exercisable.

Methods Used to Measure Compensation

Stock Options

The Corporation’s option grants qualify for classification as equity and such grants contain no provisions to allow an employee to force cash settlement by the Corporation. The Corporation’s options do not contain future market or performance conditions. The fair value of grants has been estimated on the grant date using a Black-Scholes option-pricing model. The measurement date is the grant date. The Corporation has elected a straight-line amortization method over the requisite service period (vesting period). The Corporation’s current estimate of forfeitures ranges from 0% to 5%. Compensation expense associated with option grants was recorded, similar to other compensation expense, to selling, general and administrative (SG&A) expense and cost of sales.

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

The following are assumptions used in Black-Scholes valuations during 2006.

2006

Weighted-average volatility	30%
Expected dividends	—%
Expected lives in years	4.5-6.0
Risk-free rate	4.5%-5.0%

Nonvested Shares

The Corporation’s nonvested share (restricted stock) awards qualify for classification as equity and such awards contain no provisions to allow an employee to force cash settlement by the Corporation. The initial measurement date is the award date. The Corporation has elected a straight-line amortization method over the requisite service period (vesting period). The fair value of awards has been determined as the stock price on the award date. The Corporation’s current estimate of forfeitures is 0%. Compensation expense associated with nonvested restricted stock awards was recorded, similar to other compensation expense, to SG&A expense.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

9.	Share-Based Payment Arrangements (Continued)

Summary of Option Activity

The following is a summary of the option transactions during 2006.

		Weighted-	Weighted-
		Average	Average
	Number	Exercise	Contractual	Aggregate
	of Shares	Price	Term	Intrinsic Value
			(Years)	(In thousands)

Outstanding at December 31, 2005	3,947,240	$27.84
Granted	626,528	45.00
Exercised	(1,962,993)	29.13
Forfeited or expired	(50,088)	33.74

Outstanding at December 31, 2006	2,560,687	$30.98	6.24	$42,933

Exercisable at December 31, 2006	1,415,653	$27.03	4.44	$29,552

The weighted-average grant date fair value of options granted during 2006 was $15.51. The total intrinsic value of options exercised during 2006 was $42.0 million.

Summary of Nonvested Shares Activity

The following is a summary of nonvested shares (restricted stock) transactions during 2006.

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at December 31, 2005	239,288	$22.23
Granted	89,182	45.40
Vested	(90,496)	18.02
Forfeited	—	—

Nonvested at December 31, 2006	237,974	$32.51

As of December 31, 2006, there was $3.5 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total grant date fair value of restricted stock that vested during 2006 was $1.6 million.

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

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

9.	Share-Based Payment Arrangements (Continued)

Stock-Based Compensation,” to stock-based compensation. Fair value of grants in 2005 and 2004 were estimated on the grant date using a Black-Scholes option-pricing model.

The following are assumptions used in Black-Scholes valuations during 2005 and 2004.

	2005	2004

Weighted-average volatility	30%	35%
Expected dividends	—%	—%
Expected lives in years	4.0	4.0
Risk-free rate	3.75%	3.00%

The weighted-average grant date fair value of options granted during 2005 and 2004 were $8.71 and $6.49, respectively. The total intrinsic values of options exercised were $21.5 million and $5.8 million during 2005 and 2004, respectively.

(In thousands, except per share data)	2005	2004

Net earnings, as reported	$113,408	$93,255
Deduct total incremental stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effects(a)	(3,647)	(4,297)

Pro forma net earnings	$109,761	$88,958

Earnings per share:
Basic — as reported	$1.89	$1.59

Basic — pro forma	$1.83	$1.52

Diluted — as reported	$1.86	$1.57

Diluted — pro forma	$1.80	$1.50

(a)	Does not include nonvested restricted stock expense, net of tax, of $1.2 million and $1.4 million that was already charged against income during 2005 and 2004, respectively.

Recognized Tax Benefits

During 2006, 2005 and 2004, the Corporation recognized tax benefits of $15.9 million, $7.6 million and $3.4 million, respectively, related to stock options and nonvested restricted stock. This benefit was credited directly to additional paid-in capital.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

10.	Pension and Postretirement Benefits

In September 2006, the Financial Accounting Standards Board issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 required the Corporation to record the overfunded or underfunded status of benefit plans on its balance sheet beginning December 31, 2006. SFAS No. 158 required the use of the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for postretirement plans. Changes in funded status are required to be recognized through comprehensive income in the year in which the change occurs. Additional minimum liabilities (AML) and related intangible assets are also derecognized upon adoption of the new standard. SFAS No. 158 required initial application for fiscal years ending after December 15, 2006. The following table summarizes the effect of adopting SFAS No. 158 as of December 31, 2006.

Incremental Effect of Applying SFAS No. 158
on Individual Line Items in the Consolidated Balance Sheets
As of December 31, 2006

	Prior to
	AML and		SFAS	After
	Application of	AML	No. 158	Application of
	SFAS No. 158	Adjustment	Adjustments	SFAS No. 158

(in thousands)
Prepaid pension plan costs	$78,476	$1,331	$(73,217)	$6,590
Deferred income tax asset	7,382	(510)	35,939	42,811
Total assets	1,866,680	821	(37,278)	1,830,223
Current accrued liabilities	94,076	—	2,535	96,611
Accrued pension plan liabilities and other long-term liabilities	92,847	—	23,200	116,047
Total liabilities	736,129	—	25,735	761,864
Accumulated other comprehensive income	11,344	821	(63,013)	(50,848)
Total shareholders’ equity	1,130,551	821	(63,013)	1,068,359

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

10.	Pension and Postretirement Benefits (Continued)

The following is information regarding the Corporation’s 2006 and 2005 pension benefit and postretirement benefit obligations:

			Postretirement
	Pension Benefits		Benefits
(In thousands)	2006	2005	2006	2005

Change in benefit obligation
Benefit obligation at December 31	$380,854	$347,863	$19,411	$17,241
Service cost	10,346	10,403	142	65
Interest cost	21,267	20,419	977	978
Plan participants’ contributions	124	117	—	—
Plan amendments	2,023	—	—	—
Actuarial loss (gain)	1,543	25,483	(722)	3,134
Foreign-exchange impact	6,860	(5,376)	—	—
Settlements	—	(262)	—	—
Benefits paid	(17,304)	(17,793)	(1,799)	(2,007)

Benefit obligation at December 31	405,713	380,854	18,009	19,411

Change in plan assets
Fair value of plan assets at December 31	336,264	300,193	—	—
Actual return on plan assets	37,575	29,110	—	—
Employer contributions:
Qualified pension plans	1,585	28,693	—	—
Non-qualified pension plans	545	1,419	—	—
Postretirement benefit plans	—	—	1,799	2,007
Plan participants’ contributions	124	117	—	—
Foreign-exchange impact	6,819	(5,213)	—	—
Settlements	—	(262)	—	—
Benefits paid	(17,304)	(17,793)	(1,799)	(2,007)

Fair value of plan assets at December 31	365,608	336,264	—	—

Funded status:
Benefit obligation in excess of plan assets	$40,105	$44,590	$18,009	$19,411
Net transition asset (obligation)	—	121	—	(5,365)
Prior service gain (cost)	—	(8,371)	—	1,050
Plan net gain (loss)	—	(98,748)	—	(3,269)

Net amount recognized	$40,105	$(62,408)	$18,009	$11,827

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

10.	Pension and Postretirement Benefits (Continued)

Pre-tax amounts recognized for pension and postretirement benefits included the following components:

			Postretirement
	Pension Benefits		Benefits
(In thousands)	2006	2005	2006	2005

Prepaid benefit cost	$(6,590)	$(76,187)	$—	$—
Accrued benefit liability	46,695	23,079	18,009	11,827
Minimum pension liability	—	(5,015)	—	—
Intangible asset	—	(4,285)	—	—

Net amount recognized	$40,105	$(62,408)	$18,009	$11,827

Pre-tax amounts recognized in accumulated other comprehensive income consist of:

			Postretirement
	Pension Benefits		Benefits
(In thousands)	2006	2005	2006	2005

Net actuarial loss (gain)	$87,382	$—	$2,042	$—
Prior service cost (credit)	9,545	—	(831)	—
Net transition obligation (asset)	(100)	—	4,598	—

	$96,827	$—	$5,809	$—

The accumulated benefit obligation for all pension plans was $373.9 million at December 31, 2006 and $354.3 million at December 31, 2005.

Assumed weighted-average rates used in determining the benefit obligations were:

	Pension Benefits		Postretirement Benefits
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005

Discount rate	5.62%	5.65%	5.50%	5.50%
Rate of increase in compensation level	4.39%	4.40%	—%	—%

Reflected in the weighted-average rates above used in determining the benefit obligations are the U.S. discount rates of 5.75% for 2006 and 2005.

The following information is for pension plans with plan assets in excess of accumulated benefit obligation:

	December 31,	December 31,
(In thousands)	2006	2005

Projected benefit obligation	$365,450	$347,753
Accumulated benefit obligation	344,491	328,731
Fair value of plan assets	359,476	331,766

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

10.	Pension and Postretirement Benefits (Continued)

The following information is for pension plans with plan assets less than accumulated benefit obligation:

	December 31,	December 31,
(In thousands)	2006	2005

Projected benefit obligation	$40,263	$33,101
Accumulated benefit obligation	29,438	25,549
Fair value of plan assets	6,132	4,498

The Corporation maintains non-qualified supplemental pension plans covering certain key employees, which provide for benefit payments that exceed the limit for deductibility imposed by income tax regulations. The benefit obligation related to these unfunded plans was $31.3 million at December 31, 2006 and $25.4 million at December 31, 2005.

Net periodic cost for the Corporation’s pension and postretirement benefits for 2006, 2005 and 2004 included the following components:

	Pension Benefits			Postretirement Benefits
(In thousands)	2006	2005	2004	2006	2005	2004

Service cost	$10,346	$10,403	$9,268	$142	$65	$18
Interest cost	21,267	20,419	18,442	977	978	986
Expected return on plan assets	(28,295)	(23,683)	(17,933)	—	—	—
Amortization of plan net loss (gain)	6,083	5,946	3,874	511	218	(27)
Amortization of prior service cost (gain)	952	992	1,036	(225)	(224)	(233)
Amortization of transition obligation (asset)	(16)	(12)	(14)	766	767	767
Curtailment and settlement loss(a)	—	1,762	1,916	—	—	—

Net periodic benefit cost	$10,337	$15,827	$16,589	$2,171	$1,804	$1,511

(a)	Curtailment and settlement losses are primarily associated with the retirement of former executive officers.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

10.	Pension and Postretirement Benefits (Continued)

The following table summarizes components included in accumulated other comprehensive income.

					Included in
					Accumulated
	Defined Benefit Pension and Other Postretirement Plans				Other
	Net Actuarial	Prior Service	Net Transition	Minimum	Comprehensive
	Gains (Losses)	Credit (Cost)	Asset (Obligation)	Pension Liability	Income
(In thousands)

Pre-Tax:
Balance at December 31, 2003	$—	$—	$—	$(48,242)	$(48,242)
Comprehensive Income (Loss)	—	—	—	42,518	42,518

Balance at December 31, 2004	—	—	—	(5,724)	(5,724)
Comprehensive Income (Loss)	—	—	—	709	709

Balance at December 31, 2005	—	—	—	(5,015)	(5,015)
Comprehensive Income (Loss)	—	—	—	1,331	1,331
Adoption of SFAS No. 158	(89,424)	(8,714)	(4,498)	3,684	$(98,952)

Balance at December 31, 2006	$(89,424)	$(8,714)	$(4,498)	$—	$(102,636)

Tax Impacts:
Balance at December 31, 2003	$—	$—	$—	$6,415	$6,415
Comprehensive Income (Loss)	—	—	—	(15,216)	(15,216)

Balance at December 31, 2004	—	—	—	(8,801)	(8,801)
Comprehensive Income (Loss)	—	—		(256)	(256)

Balance at December 31, 2005	—	—	—	(9,057)	(9,057)
Comprehensive Income (Loss)	—	—	—	(510)	(510)
Adoption of SFAS No. 158	32,393	3,236	1,720	(1,410)	35,939

Balance at December 31, 2006	$32,393	$3,236	$1,720	$(10,977)	$26,372

Net of Tax:
Balance at December 31, 2003	$—	$—	$—	$(41,827)	$(41,827)
Comprehensive Income (Loss)	—	—	—	27,302	27,302

Balance at December 31, 2004	—	—	—	(14,525)	(14,525)
Comprehensive Income (Loss)	—	—	—	453	453

Balance at December 31, 2005	—	—	—	(14,072)	(14,072)
Comprehensive Income (Loss)	—	—	—	821	821
Adoption of SFAS No. 158	(57,031)	(5,478)	(2,778)	2,274	(63,013)

Balance at December 31, 2006	$(57,031)	$(5,478)	$(2,778)	$(10,977)	$(76,264)

The remaining balance at December 31, 2006 for minimum pension liability relates to a prior tax valuation allowance recognized in accumulated other comprehensive income. The December 31, 2006 balance of net actuarial losses, prior service costs, and net transition obligation expected to be amortized in 2007 is $4.8 million, $0.8 million, and $0.8 million, respectively.

At December 31, 2006 and 2005, the Corporation’s major active qualified pension plans were funded up to their accumulated benefit obligation. As a result of our funded status as of

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

10.	Pension and Postretirement Benefits (Continued)

December 31, 2006, we expect 2007 required contributions to our qualified pension plans to be minimal. Our funding to all qualified pension plans was $2 million in 2006, $29 million in 2005 and $78 million in 2004.

The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are as follows:

		Post-
	Pension	retirement
(In millions)	Benefits	Benefits

2007	$18.6	$1.9
2008	19.5	1.8
2009	20.4	1.8
2010	21.3	1.8
2011	21.8	1.7
2012 – 2016	140.2	7.3

Total expected benefit payments	$241.8	$16.3

Assumed weighted-average rates used in determining the net periodic pension cost were:

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004

Discount rate	5.65%	5.71%	5.96%	5.50%	5.75%	6.00%
Rate of increase in compensation level	4.40%	4.39%	4.40%	—%	—%	—%
Expected long-term rate of return on plan assets	8.55%	8.15%	8.61%	—%	—%	—%

Reflected in the weighted-average rates above used in determining the net periodic pension benefit cost are the U.S. discount rate of 5.75% for 2006 and 2005 and 6.00% for 2004, and the U.S. expected long-term rate of return on plan assets of 8.75% for 2006, 8.25% for 2005 and 8.75% for 2004.

Certain actuarial assumptions, such as the assumed discount rate, the long-term rate of return and the assumed health care cost trend rates have an effect on the amounts reported for net periodic pension and postretirement medical benefit expense as well as the respective benefit obligation amounts. The Corporation reviews external data and its own historical trends for health care costs to determine the health care cost trend rates for the postretirement medical benefit plans. The assumed discount rates represent long-term high quality corporate bond rates commensurate with liability durations of its plans. The long-term rates of return used by the Corporation take into account historical investment experience over a multi-year period, as well as, mix of plan asset investment types, current market conditions, investment practices of our Retirement Plans Committee, and advice from our actuaries.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

10.	Pension and Postretirement Benefits (Continued)

The assumed health care cost trend rates at December 31, 2006 and 2005 are:

	2006	2005

Health care cost trend rate assumed for next year	11.0%	11.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2012	2012

Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-Point	1-Percentage-Point
(In thousands)	Increase	Decrease

Effect on total of service and interest cost	$77	$(68)
Effect on postretirement benefit obligation	1,035	(918)

The Corporation’s pension plan weighted-average asset allocations at December 31, 2006 and 2005, by asset category are as follows:

	Plan Assets
	December 31,	December 31,
	2006	2005

Asset Category
Short-term investments	—%	15%
U.S. domestic equity securities	36%	32%
International equity securities	26%	21%
Debt securities	25%	23%
Other, including alternative investments	13%	9%

Total	100%	100%

The financial objectives of the Corporation’s investment policy are to maximize returns in order to minimize contributions and long-term cost of funding pension liabilities, within reasonable and prudent levels of risk, to match liability growth with the objective of fully funding benefits as they accrue and to achieve annualized returns in excess of the policy benchmark. The Corporation’s asset allocation targets are 33% U.S. domestic equity securities, 23% international equity securities, 26% fixed income and high yield debt securities and 18% other, including alternative investments. As of December 31, 2006 and 2005, no pension plan assets were directly invested in Thomas & Betts Corporation common stock.

Other Benefits

The Corporation sponsors defined contribution plans for its U.S. employees for which the Corporation’s contributions are based on a percentage of employee contributions. The cost of these plans was $3.8 million in 2006, $3.5 million in 2005 and $3.4 million in 2004.

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

Future minimum payments under non-cancelable operating leases consisted of the following at December 31, 2006:

Operating
(In thousands)	Leases

2007	$11,553
2008	9,243
2009	7,181
2010	6,116
2011	4,523
Thereafter	14,436

Total minimum operating lease payments	$53,052

Rent expense for operating leases was $24.0 million in 2006, $22.9 million in 2005, and $22.0 million in 2004.

12.	Other Financial Data

Other Financial Disclosures

Research, development and engineering expenditures invested in new and improved products and processes were $25.2 million in 2006, $22.9 million in 2005 and $21.6 million in 2004. These expenditures are included in cost of sales.

The Corporation expenses the cost of advertising as it is incurred. Total advertising expense was $19.1 million in 2006, $17.5 million in 2005 and $16.6 million in 2004.

Accrued liabilities included salaries, fringe benefits and other compensation of $51.5 million in 2006 and $49.6 million in 2005.

The following table reflects activity for accounts receivable allowances, sales discounts and allowances, quantity and price rebates, and bad debts during the three years ended December 31, 2006:

	Balance at			Balance at
	Beginning			End
(In thousands)	of Year	Provisions	Deductions	of Year

2006	$76,674	$268,331	$(265,512)	$79,493
2005	$68,647	$211,284	$(203,257)	$76,674
2004	$55,599	$185,644	$(172,596)	$68,647

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

12.	Other Financial Data (Continued)

Repurchase of Common Shares

In May 2006, the Corporation’s Board of Directors approved a share repurchase plan that allowed the Corporation to buy up to three million of its common shares. During May and June 2006, the Corporation repurchased, through open-market transactions, three million common shares with available cash resources. The Corporation has completed all common share repurchases authorized by that plan.

In July 2006, the Corporation’s Board of Directors approved a share repurchase plan that authorizes the Corporation to buy up to three million of its common shares. During December 2006, the Corporation repurchased, through open-market transactions, 667,620 common shares with available cash resources. The timing of future repurchases will depend upon a variety of factors including market conditions. The Corporation expects to repurchase additional shares under this repurchase plan with available cash resources. The authorization expires in July 2008.

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

(In millions)	2006	2005	2004(a)

Net sales	$6	$8	$47
Gross profit	3	4	14
Net earnings	2	3	4
Current assets	9	8	7
Non-current assets	3	3	3
Current liabilities	1	1	1

(a)	The Corporation sold its 49.9% interest in Euromold NV in September 2004. The information reflected above includes results for the nine months ended September 30, 2004.

Cost Method Investment

In 1994, the Corporation purchased for approximately $51 million a minority interest (29.1% of the outstanding common stock representing 23.55% of the voting common stock) in Leviton Manufacturing Co., Inc., a leading U.S. manufacturer of wiring devices. Through 2001, the Corporation accounted for the investment under the equity method. In 2002, the Corporation determined that it no longer had the ability to influence the operating and financial policies of Leviton and, therefore, adopted the cost method of accounting. The carrying value of the investment was approximately $110 million at December 31, 2006 and 2005.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

12.	Other Financial Data (Continued)

Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income, net of taxes.

	December 31,	December 31,
(In thousands)	2006	2005

Cumulative translation adjustment	$25,413	$7,002
Net actuarial gains (losses)	(57,031)	—
Prior service credit (cost)	(5,478)	—
Net transition asset (obligation)	(2,778)	—
Minimum pension liability(a)	(10,977)	(14,072)
Unrealized gains (losses) on marketable securities	3	13

Accumulated other comprehensive income	$(50,848)	$(7,057)

(a)	The remaining balance at December 31, 2006 for minimum pension liability relates to a prior tax valuation allowance recognized in accumulated other comprehensive income.

Adjustments to comprehensive income (loss) associated with unrealized gains (losses) on marketable securities of $(16), $(40) and $(65) during 2006, 2005 and 2004 have been recorded net of taxes of $6, $14 and $23, respectively.

13.	Segment and Other Related Disclosures

The Corporation has three reportable segments: Electrical, Steel Structures and HVAC. The Electrical segment designs, manufactures and markets thousands of different electrical connectors, components and other products for electrical, utility and communications applications. The Steel Structures segment designs, manufactures and markets highly engineered tubular steel transmission and distribution poles. We also market lattice steel transmission towers for North American power and telecommunications companies which we currently source from third parties. The HVAC segment designs, manufactures and markets heating and ventilation products for commercial and industrial buildings.

The Corporation’s reportable segments are based primarily on product lines and represent the primary mode used to assess allocation of resources and performance. The Corporation evaluates its business segments primarily on the basis of segment earnings, with segment earnings defined as earnings from continuing operations before interest, taxes and certain other charges. The Corporation has no material inter-segment sales. General corporate assets not allocated to segments are principally cash, marketable securities and income tax related assets and liabilities.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

13.  Segment and Other Related Disclosures (Continued)

Segment Information

(In thousands)	2006	2005	2004

Net Sales
Electrical	$1,511,557	$1,377,338	$1,253,990
Steel Structures	221,671	185,995	139,633
HVAC	135,461	132,050	122,669

Total	$1,868,689	$1,695,383	$1,516,292

Segment Earnings
Electrical	$201,648	$161,823	$120,289
Steel Structures	28,780	28,998	15,704
HVAC	16,337	14,551	10,292

Total	$246,765	$205,372	$146,285

Capital Expenditures
Electrical	$38,937	$32,042	$22,263
Steel Structures	2,923	3,414	858
HVAC	2,485	999	2,298

Total	$44,345	$36,455	$25,419

Depreciation and Amortization
Electrical	$40,447	$41,262	$45,183
Steel Structures	3,872	3,462	2,951
HVAC	3,523	3,680	3,671

Total	$47,842	$48,404	$51,805

Total Assets
Electrical	$1,091,587	$1,105,728	$1,121,585
Steel Structures	148,319	130,508	116,047
HVAC	51,380	59,547	61,900

Total	$1,291,286	$1,295,783	$1,299,532

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

13.  Segment and Other Related Disclosures (Continued)

The following are reconciliations of the total of reportable segments to the consolidated Corporation:

(In thousands)	2006	2005	2004

Earnings Before Income Taxes
Total reportable segment earnings	$246,765	$205,372	$146,285
Interest expense, net	(14,840)	(25,214)	(30,608)
Other (expense) income, net	1,517	(4,298)	(825)
Gain on sale of equity interest	—	—	12,978

Earnings before income taxes	$233,442	$175,860	$127,830

Total Assets
Total from reportable segments	$1,291,286	$1,295,783	$1,299,532
General corporate	538,937	624,613	456,220

Total	$1,830,223	$1,920,396	$1,755,752

14.	Financial Information Relating to Operations in Different Geographic Areas

The Corporation conducts business in three principal areas: U.S., Canada and Europe. Net sales are attributed to geographic areas based on location of customer.

(In thousands)	2006	2005	2004

Net Sales
U.S.	$1,238,127	$1,129,124	$1,024,232
Canada	345,795	321,405	263,090
Europe	201,060	197,766	186,111
Other foreign countries	83,707	47,088	42,859

Total	$1,868,689	$1,695,383	$1,516,292

Long-lived Assets
U.S.	$635,077	$670,071	$651,261
Canada	122,155	116,720	113,896
Europe	113,768	118,177	131,823
Other foreign countries	28,964	29,561	32,579

Total	$899,964	$934,529	$929,559

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

15.	Contingencies

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

A trial in the fall 2001 resulted in a jury verdict in favor of the Corporation. However, 13 months later, the trial court overturned that verdict in granting plaintiffs’ motions for judgment notwithstanding the verdict. In December 2002, the trial court judge found the Thomas & Betts product, an adhesive backed mounting base, to be unreasonably dangerous and therefore assigned 25% fault to Thomas & Betts. The judge set the damages for an injured worker at $20 million and the damages for Kaiser at $335 million. The judgment did not address damages for nearby businesses or the class of 18,000 residents near the Kaiser facility. The Corporation’s 25% allocation was $88.8 million, plus legal interest. The Corporation appealed to the Louisiana Court of Appeals, an intermediate appellate court. The appeal required a bond in the amount of $104 million (the judgment plus legal interest). Plaintiffs successfully moved the trial court to increase the bond to $156 million. The Corporation’s liability insurers secured the $156 million bond. As a result of court decisions, such bonds have subsequently been released.

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

In March 2006, The Louisiana Court of Appeals unanimously reversed the trial court’s decision and reinstated the jury verdict of no liability in favor of the Corporation. In April 2006, the Kaiser plaintiffs filed with the Louisiana Supreme Court an appeal of the Court of Appeals decision. In May 2006, the Louisiana Supreme Court refused to accept the plaintiffs appeal. The Louisiana Supreme Court let stand the appellate court decision to reinstate the jury verdict of no liability in favor of the Corporation. In August 2006, the plaintiffs initiated a new appeal of the original jury verdict. The Court of Appeals dismissed that appeal. The Kaiser plaintiffs filed an additional motion for a new trial at the trial court level. The Corporation contests this attempt to relitigate resolved issues.

The injured worker who was a separate plaintiff and whose earlier judgment against the Corporation was reversed, sought relief from the trial court arguing that Thomas & Betts never appealed the $20 million award the injured worker received. The trial court agreed, but the Louisiana Court of Appeals immediately reversed that decision. The injured worker then appealed this ruling to the Louisiana Supreme Court, which refused to hear the appeal. In January 2007, the

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

15.	Contingencies (Continued)

injured worker petitioned the United States Supreme Court for a hearing on his claim. The Corporation contests this further appeal.

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

The Corporation’s accrual for probable environmental costs was approximately $11 million as of December 31, 2006 and 2005. The Corporation is not able to predict the extent of its ultimate liability with respect to all of its pending or future environmental matters, and liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the operating results of any single quarter or year in the future. The operation of manufacturing plants involves a high level of susceptibility in these areas, and there is no assurance that we will not incur material environmental or occupational health and safety liabilities in the future. Moreover, expectations of remediation expenses could be affected by, and potentially significant expenditures

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

15.	Contingencies (Continued)

could be required to comply with, environmental regulations and health and safety laws that may be adopted or imposed in the future. Future remediation technology advances could adversely impact expectations of remediation expenses. However, the Corporation does not believe that any additional liability with respect to these environmental matters will be material to its financial position.

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

The following table provides the changes in the Corporation’s accruals for estimated product warranties:

(In thousands)	2006	2005

Balance at beginning of year	$1,478	$1,588
Liabilities accrued for warranties issued during the year	1,367	872
Deductions for warranty claims paid during the period	(1,378)	(1,313)
Changes in liability for pre-existing warranties during the year, including expirations	270	331

Balance at end of year	$1,737	$1,478

In conjunction with the divestiture of the Corporation’s Electronics OEM business to Tyco Group S.A.R.L. in July 2000, the Corporation provided an indemnity to Tyco associated with environmental liabilities that were not known as of the sale date. Under this indemnity, the Corporation is liable for subsequently identified environmental claims up to $2 million. Additionally, the Corporation as of December 31, 2006, is liable for 50% of subsequently identified environmental claims that exceed $2 million and such liability becomes zero in July 2007. To date environmental claims by Tyco have been negligible.

Thomas & Betts Corporation and Subsidiaries

SUPPLEMENTARY FINANCIAL DATA

(In thousands, except per share data)	2006		2005
	(Unaudited)

First Quarter
Net sales	$441,802		$392,186
Gross profit	136,283		111,046
Net earnings	38,800		24,408
Per share net earnings(a)
Basic	0.63		0.41
Diluted	0.62		0.40

Second Quarter
Net sales	$467,879		$418,090
Gross profit	141,872		120,018
Net earnings	40,988		28,393
Per share net earnings(a)
Basic	0.67		0.47
Diluted	0.66		0.47

Third Quarter
Net sales	$473,401		$442,071
Gross profit	147,005		134,513
Net earnings	44,462		34,838
Per share net earnings(a)
Basic	0.75		0.58
Diluted	0.74		0.57

Fourth Quarter
Net sales	$485,607		$443,036
Gross profit	144,230		134,550
Net earnings	50,880	(b)	25,769	(c)
Per share net earnings(a)
Basic	0.85		0.42
Diluted	0.84		0.42

(a)	Basic per share amounts are based on average shares outstanding in each quarter. Diluted per share amounts reflect potential dilution from stock options and nonvested restricted stock, when applicable.

(b)	The fourth quarter 2006 includes an income tax benefit of $36.5 million related to the release of state tax valuation allowances. In addition, the fourth quarter 2006 includes an income tax provision of $31.9 million related to the distribution of approximately $100 million from a foreign subsidiary.

(c)	The fourth quarter 2005 includes an income tax charge of $16.4 million related to the repatriation of $200 million in foreign earnings pursuant to the American Jobs Creation Act of 2004.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer who certify the Company’s financial reports.

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report and they have concluded that these controls and procedures are effective.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Management’s report on internal controls over financial reporting is on page 39 of this Form 10-K and is incorporated by reference into this Item.

(c)	Attestation Report of the Registered Public Accounting Firm

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent accounting firm, as stated in their report on page 41 of this Form 10-K and is incorporated by reference.

(d)	Changes in Internal Control over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS	DIRECTORS

Dominic J. Pileggi
Chairman of the Board, President
and Chief Executive Officer

Kenneth W. Fluke
Senior Vice President and
Chief Financial Officer

Christopher P. Hartmann
Executive Vice President and
Chief Operating Officer

J.N. Raines
Vice President — General Counsel
and Secretary

Stanley P. Locke
Vice President — Controller

Imad Hajj
Vice President and
Chief Development Officer
Dominic J. Pileggi
Chairman of the Board, President
and Chief Executive Officer
Director since 2004

Ernest H. Drew
Former Chief Executive Officer
Industries and Technology Group
Westinghouse Electric Corporation
Director since 1989(1)(2)(*)

Jeananne K. Hauswald
Managing Director
Solo Management Group, LLC
Director since 1993(3)

Dean Jernigan
President and Chief Executive
Officer of U-Store-It Trust
Director since 1999(3)

Ronald B. Kalich, Sr.
President and Chief Executive
Officer FastenTech, Inc.
Director since 1998(3)(*)	Kenneth R. Masterson
Former Executive Vice President,
General Counsel and Secretary
FedEx Corporation
Director since 1993(1)(2)(4)

Jean-Paul Richard
Chairman of the Board and
Chief Executive Officer
H-E Parts, International
Director since 1996(1)(*)

David D. Stevens
Former Chief Executive Officer
Accredo Health,
Incorporated
Director since 2004(1)(2)

William H. Waltrip
Former Chairman of Technology Solutions Company
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

Information regarding Director Independence and Corporate Governance as required by Item 407(c)(3), (d)(4) and (d)(5) is incorporated by reference from the Corporate Governance sections of the definitive Proxy Statement for our Annual Meeting of Shareholders.

We have adopted a code of conduct that applies to all of our employees, officers, and directors. A copy of our code of conduct can be found on our internet site at www.tnb.com. Any amendment to or waiver from any provision in our code of conduct required to be disclosed as Item 10 on Form 8-K will be posted on our Internet site.

Item 11.	EXECUTIVE COMPENSATION

Information related to executive compensation appears in the section entitled “Executive Compensation” in the definitive Proxy Statement for our Annual Meeting of Shareholders, is incorporated by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by Item 403 of Regulation S-K appears in the section entitled “Security Ownership” in the definitive Proxy Statement for our Annual Meeting of Shareholders, is incorporated by reference.

As of December 31, 2006, we had the following compensation plans under which common stock may be issued.

			Number of securities
			remaining available
			for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price of	compensation plans
	exercise of	outstanding	(excluding securities
	outstanding options,	options, warrants	reflected in
	warrants and rights	and rights	column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders
Equity Compensation Plan	1,036,840	$38.34	2,223,789
Non-employee Directors Equity Compensation Plan	52,192	34.34	1,619,278
1993 Management Stock Ownership Plan	1,018,869	28.34	—
Equity compensation plans not approved by security holders
Deferred Fee Plan for Non-employee Directors	44,192	—	—
Non-employee Directors Stock Option Plan	84,934	21.75	—
2001 Stock Incentive Plan	367,852	19.19	—

Total	2,604,879	$30.98	3,843,067

The 1993 Management Stock Ownership Plan, the Deferred Fee Plan for Non-employee Directors, the Non-employee Directors Stock Option Plan and the 2001 Stock Incentive Plan were terminated in May 2004, and no new awards may be made under these plans. However awards issued under these plans prior to the termination date will continue under the terms of the award.

Deferred Fee Plan for Non-employee Directors

The Deferred Fee Plan for Non-employee Directors permitted a non-employee director to defer all or a portion of compensation earned for services as a director, and permitted the granting of stock appreciation rights as compensation to our directors. Any amount deferred was valued, in accordance with the director’s election, in a hypothetical investment in our common stock as stock appreciation rights or in one or more of seven mutual funds from the Vanguard Group. The stock appreciation rights fluctuate in value as the value of the common stock fluctuates. Each participant was credited with a dividend equivalent in stock appreciation rights for any dividends paid on our common stock. Stock appreciation rights are distributed in shares of our common stock and mutual fund accounts are distributed in cash upon a director’s termination of service.

Non-employee Directors Stock Option Plan

The Non-employee Directors Stock Option Plan provided that each non-employee director, upon election at either an annual meeting or by the Board to fill a vacancy or new position, received a nonqualified stock option grant for shares of common stock in an amount determined by the Board of Directors. The option exercise price was the fair market value of our common stock on the option grant date. Each option grant was fully vested and exercisable on the date it was granted and has a term of ten years, subject to earlier expiration upon a director’s termination of service prior to exercise.

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

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item appears in the section entitled “Certain Relationships, Related Transactions and Director Independence” in the definitive Proxy Statement for our Annual Meeting of Shareholders and is incorporated herein by reference in response to this item.

Information regarding Director Independence and Corporate Governance as required by Item 407(c)(3), (d)(4) and (d)(5) is incorporated by reference from the Corporate Governance sections of the definitive Proxy Statement for our Annual Meeting of Shareholders.

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

The following documents are filed as a part of this Report:

1. Financial Statements

The following financial statements, related notes and report of the independent auditor are filed with this Annual Report in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for 2006, 2005 and 2004

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Cash Flows for 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for 2006, 2005 and 2004

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

Date: February 23, 2007

By:	/s/ Dominic J. Pileggi
Dominic J. Pileggi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dominic J. Pileggi Dominic J. Pileggi	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 23, 2007

/s/ Ernest H. Drew Ernest H. Drew	Director	February 23, 2007

/s/ Jeananne K. Hauswald Jeananne K. Hauswald	Director	February 23, 2007

/s/ Dean Jernigan Dean Jernigan	Director	February 23, 2007

/s/ Ronald B. Kalich, Sr. Ronald B. Kalich, Sr.	Director	February 23, 2007

/s/ Kenneth R. Masterson Kenneth R. Masterson	Director	February 23, 2007

/s/ Jean-Paul Richard Jean-Paul Richard	Director	February 23, 2007

/s/ David D. Stevens David D. Stevens	Director	February 23, 2007

/s/ William H. Waltrip William H. Waltrip	Director	February 23, 2007

Signature	Title	Date

/s/ Kenneth W. Fluke Kenneth W. Fluke	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2007

/s/ Stanley P. Locke Stanley P. Locke	Vice President — Controller	February 23, 2007

PART IV

EXHIBIT INDEX

Exhibit No.		Description of Exhibit

3.1		Amended and Restated Charter of Thomas & Betts Corporation (Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).
3.2		Amended and Restated Bylaws of Thomas & Betts Corporation (Filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
4.1		Second Supplemental Indenture dated as of February 10, 1998, between Thomas & Betts Corporation and The Chase Manhattan Bank, as Trustee (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 2, 1998 and incorporated herein by reference).
4.2		Third Supplemental Indenture dated as of May 7, 1998 between Thomas & Betts Corporation and The Chase Manhattan Bank, as Trustee (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 4, 1998 and incorporated herein by reference).
4.3		Trust Indenture dated as of August 1, 1998 between Thomas & Betts Corporation and The Bank of New York, as Trustee (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 3, 1999 and incorporated herein by reference).
4.4		Supplemental Indenture No. 1 dated February 10, 1999, between Thomas and Betts Corporation and The Bank of New York, a Trustee (Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 3, 1999 and incorporated herein by reference).
4.5		Supplemental Indenture No. 2 dated May 27, 2003, between Thomas & Betts Corporation and The Bank of New York, as Trustee (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 27, 2003 and incorporated herein by reference).
10	.1†	Thomas & Betts Corporation 1993 Management Stock Ownership Plan, as amended through June 5, 2001, and Forms of Grant Agreement (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001 and incorporated herein by reference).
10	.2†	Pension Restoration Plan, as amended and restated, effective December 31, 2000 (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 and incorporated herein by reference.).
10	.3†	Retirement Plan for Non-employee Directors, as amended December 3, 1997 (Filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997 and incorporated herein by reference).
10	.4†	Deferred Fee Plan for Non-employee Directors as amended and restated effective May 6, 1998 (Filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999 and incorporated herein by reference).
10	.5†	Supplemental Executive Investment Plan, as amended and restated effective January 1, 1997 (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

Exhibit No.		Description of Exhibit

10	.6†	Restricted Stock Plan for Non-employee Directors as amended March 7, 2003 (Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10	.7†	Non-employee Directors Stock Option Plan and Form of Stock Option Agreement, as amended March 9, 2001 (Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).
10	.8†	Thomas & Betts Corporation 2001 Stock Incentive Plan (Filed as Exhibit 10.1 to our Registration Statement on Form S-8 dated May 2, 2001 (File No. 333-60074), and incorporated herein by reference).
10	.9†	Form of Termination Protection Agreement (Filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10	.10†	Form of Termination Protection Agreement (Filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10	.11†	Executive Retirement Plan, as amended February 4, 2004 (Filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10	.12†	Non-employee Directors Equity Compensation Plan (Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10	.13†	Form of Non-Qualified Stock Option Agreement pursuant to the Thomas & Betts Corporation Non-employee Directors Equity Compensation Plan (Filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K dated August 31, 2004 and incorporated herein by reference).
10	.14†	Equity Compensation Plan (Filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10	.15†	Form of Restricted Stock Agreement pursuant to the Thomas & Betts Corporation Equity Compensation Plan (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).
10	.16†	Form of Incentive Stock Option Agreement pursuant to the Thomas & Betts Corporation Equity Compensation Plan (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).
10	.17†	Form of Nonqualified Stock Option Agreement pursuant to the Thomas & Betts Corporation Equity Compensation Plan (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).
10	.18†	Management Incentive Plan (Filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

Exhibit No.		Description of Exhibit

10.19		Settlement Agreement and Release dated February 21, 2002, between Tyco Group S.A.R.L. and Thomas & Betts Corporation. (Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 and incorporated herein by reference).
10	.20†	Form of Indemnification Agreement (Filed as Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).
10	.21†	Form of Indemnification Agreement (Filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).
10	.22†	Health Benefits Continuation Agreement dated February 2, 2005 between Thomas & Betts Corporation and Dominic Pileggi (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).
10	.23†	Appendix A to Executive Retirement Plan, as amended June 1, 2005. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 1, 2005, and incorporated herein by reference.)
10	.24†	Termination Protection Agreement between Thomas & Betts Corporation and Stanley P. Locke dated June 1, 2005. (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 1, 2005, and incorporated herein by reference.)
10	.25†	Separation Benefit Agreement and General Release between the Thomas & Betts Corporation and Connie C. Muscarella dated June 14, 2005. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 17, 2005, and incorporated herein by reference.)
10	.26†	Form of Restricted Stock Agreement Pursuant to Thomas & Betts Corporation Non-employee Directors Equity Compensation Plan. (Filed as Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.)
10.27		Credit Agreement, dated June 25, 2003, among Thomas & Betts Corporation, as borrower, certain of its subsidiaries, as guarantors, the lenders listed therein, Wachovia Bank, National Association, as issuing bank, Wachovia Securities, Inc., as arranger, and Wachovia Bank, National Association, as administrative agent (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference).
10.28		Security Agreement, dated June 25, 2003, among Thomas & Betts Corporation and certain of its subsidiaries, as grantors, and Wachovia Bank, National Association, as administrative agent. (Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003 and incorporated herein by reference).
10.29		Amended and Restated Credit Agreement dated as of June 14, 2005 among Thomas & Betts Corporation, as Borrower, The Guarantors Party Thereto, The Financial Institutions Party Thereto, Bank of America, N.A., Suntrust Bank and Regions Bank, as Co-Syndication Agents, LaSalle Bank, N.A., as Documentation Agent and Wachovia Bank, National Association, as Administrative Agent, Swing Bank and Issuing Bank (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 14, 2005 and incorporated herein by reference).

Exhibit No.		Description of Exhibit

10.30		First Amendment to Amended and Restated Credit Agreement dated August 12, 2005, among Thomas & Betts Corporation, as Borrower, the Lenders named therein, and Wachovia Bank, National Association, as Administrative Agent (Filed as Exhibit 10.1 to the Registrant’s Current Report of Form 8-K dated August 17, 2005 and incorporated herein by reference).
10	.31†	Change of Control Agreement (Termination Protection Agreement), effective October 2, 2006, between Imad Hajj and Thomas & Betts Corporation. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 27, 2006, and incorporated herein by reference).
10.32		Second Amendment to Amended and Restated Credit Agreement dated December 18, 2006, as borrower, the lenders party thereto, and Wachovia Bank National Association, as administrative agent (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 18, 2006, and incorporated herein by reference).
12		Statement re Computation of Ratio of Earnings to Fixed Charges.
21		Subsidiaries of the Registrant.
23		Consent of KPMG LLP.
31.1		Certification of Principal Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a).
31.2		Certification of Principal Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a).
32		Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. § 1350 and not filed as part of the Report or as a separate disclosure document.

†	Management contract or compensatory plan or arrangement.

E-4