Form 10-Q
period 2007-03-31
THOMAS & BETTS CORP
filed 2007-05-04
CIK 97854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Title of Each Class	at May 1, 2007

Common Stock, $.10 par value	58,174,447

Thomas & Betts Corporation and Subsidiaries

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Report includes forward-looking comments and statements regarding Thomas & Betts Corporation that are subject to uncertainties in our operations, business, economic and political environment. Forward-looking statements contain words such as:

• “achieve”	• “anticipates”	• “intends”
• “should”	• “expects”	• “predict”
• “could”	• “might”	• “will”
• “may”	• “believes”	• other similar expressions

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

(a)	These risks and uncertainties, which are further explained in Item 1A. Risk Factors in our Form 10-K for the year ended December 31, 2006, include:

•	negative economic conditions could have a material adverse effect on our operating results and financial condition;

•	a significant reduction in the supply of commodity raw materials could materially disrupt our business and rising and volatile costs for commodity raw materials and energy could have a material adverse effect on our profitability;

•	significant changes in customer demand due to increased competition could have a material adverse effect on our operating results and financial condition.

A reference in this Report to “we”, “our”, “us”, “Thomas & Betts” or the “Corporation” refers to Thomas & Betts Corporation and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Quarter Ended
	March 31,
	2007	2006

Net sales	$474,552	$441,802
Cost of sales	329,717	305,519

Gross profit	144,835	136,283
Selling, general and administrative	87,329	78,528

Earnings from operations	57,506	57,755
Income from unconsolidated companies	30	174
Interest expense, net	(3,551)	(3,467)
Other (expense) income, net	(160)	186

Earnings before income taxes	53,825	54,648
Income tax provision	16,685	15,848

Net earnings	$37,140	$38,800

Earnings per share:
Basic	$0.63	$0.63

Diluted	$0.63	$0.62

Average shares outstanding:
Basic	58,593	61,432
Diluted	59,393	62,540

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS
Current Assets
Cash and cash equivalents	$309,866	$370,968
Marketable securities	314	371
Receivables, net	236,627	204,270
Inventories:
Finished goods	102,956	107,786
Work-in-process	30,591	27,408
Raw materials	87,336	83,342

Total inventories	220,883	218,536

Deferred income taxes	52,165	60,611
Prepaid expenses	12,986	13,614

Total Current Assets	832,841	868,370

Property, plant and equipment:
Land	17,341	17,042
Buildings	183,919	183,323
Machinery and equipment	621,752	621,272
Construction-in-progress	12,064	14,409

Gross property, plant and equipment	835,076	836,046
Less accumulated depreciation	(573,574)	(568,846)

Net property, plant and equipment	261,502	267,200

Goodwill	490,769	490,210
Investments in unconsolidated companies	115,708	115,726
Deferred income taxes	46,148	42,811
Prepaid pension plan costs	6,681	6,590
Other assets	40,032	39,316

Total Assets	$1,793,681	$1,830,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$644	$719
Accounts payable	152,000	144,844
Accrued liabilities	92,466	96,611
Income taxes payable	6,079	6,355

Total Current Liabilities	251,189	248,529

Long-Term Liabilities:
Long-term debt	387,081	386,912
Accrued pension plan liability	46,676	46,028
Deferred income taxes	10,310	10,376
Other long-term liabilities	71,501	70,019
Contingencies (Note 10)
Shareholders’ Equity:
Common stock	5,763	5,924
Additional paid-in capital	212,442	294,502
Retained earnings	855,921	818,781
Accumulated other comprehensive income	(47,202)	(50,848)

Total Shareholders’ Equity	1,026,924	1,068,359

Total Liabilities and Shareholders’ Equity	$1,793,681	$1,830,223

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Quarter Ended
	March 31,
	2007	2006

Cash Flows from Operating Activities:
Net earnings	$37,140	$38,800
Adjustments:
Depreciation and amortization	12,344	11,785
Deferred income taxes	6,232	4,528
Share-based compensation expense	5,201	1,792
Incremental tax benefits from share-based payment arrangements	(1,003)	(2,902)
Changes in operating assets and liabilities, net:
Receivables	(32,100)	(23,915)
Inventories	(1,895)	(19,978)
Accounts payable	7,100	19,661
Accrued liabilities	(4,172)	(13,885)
Income taxes payable	(263)	(6,171)
Other	4,589	4,435

Net cash provided by (used in) operating activities	33,173	14,150

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(6,392)	(14,086)
Proceeds from sale of property, plant and equipment	91	118
Marketable securities acquired	(2)	(121,625)
Proceeds from marketable securities	60	413,253

Net cash provided by (used in) investing activities	(6,243)	277,660

Cash Flows from Financing Activities:
Repurchase of common shares	(93,541)	—
Stock options exercised	4,604	30,083
Incremental tax benefits from share-based payment arrangements	1,003	2,902
Repayment of long-term debt and other borrowings	(137)	(150,112)

Net cash provided by (used in) financing activities	(88,071)	(117,127)

Effect of exchange-rate changes on cash	39	299

Net increase (decrease) in cash and cash equivalents	(61,102)	174,982
Cash and cash equivalents, beginning of period	370,968	216,742

Cash and cash equivalents, end of period	$309,866	$391,724

Cash payments for interest	$4,994	$10,003
Cash payments for income taxes	$10,739	$16,371

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary for the fair presentation of the Corporation’s financial position as of March 31, 2007 and December 31, 2006 and the results of operations and cash flows for the periods ended March 31, 2007 and 2006.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The results of operations for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

2.	Basic and Diluted Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

	Quarter Ended
	March 31,
	2007	2006

(In thousands, except per share data)
Net earnings	$37,140	$38,800

Basic shares:
Average shares outstanding	58,593	61,432

Basic earnings per share	$0.63	$0.63

Diluted shares:
Average shares outstanding	58,593	61,432
Additional shares on the potential dilution from stock options and nonvested restricted stock	800	1,108

	59,393	62,540

Diluted earnings per share	$0.63	$0.62

The Corporation had stock options that were out-of-the-money which were excluded because of their anti-dilutive effect. Such out-of-the-money options were 0.7 million shares of common stock for the first quarter of 2007 and 0.6 million shares of common stock for the first quarter of 2006.

3.	Share-Based Payment Arrangements

In January 2006, the Corporation adopted Statement of Financial Accounting Standard (SFAS) No. 123 (Revised), “Share-Based Payment”, which requires all share-based payments to employees to be recognized as compensation expense in financial statements based on their fair values over the requisite service period. Under the provisions of SFAS No. 123R, non-employee members of the Board of Directors are deemed to be employees. SFAS No. 123R applies to new awards and to unvested awards that are outstanding as of the adoption date. Compensation expense for options outstanding as of the adoption date will be recognized over the remaining service period using the

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

compensation cost calculated for pro forma disclosure purposes under previous accounting standards. The Corporation’s share-based payment arrangements are described in Note 9 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K.

Compensation expense, net of tax, of $2.6 million ($0.04 per basic and diluted share) for stock options and $0.6 million ($0.01 per basic and diluted share) for nonvested restricted stock was charged against income during the first quarter of 2007. Compensation expense, net of tax, of $0.8 million ($0.01 per basic and diluted share) for stock options and $0.3 million ($0.01 per basic and diluted share) for nonvested restricted stock was charged against income during the first quarter of 2006. Compensation expense, net of tax, for the full year 2006 was $7.4 million ($0.12 per basic and diluted share) for stock options and nonvested restricted stock. The Corporation does not anticipate a significant change in compensation expense, net of tax, for the full year 2007.

Summary of Option Activity

The following is a summary of the option transactions during the quarter ended March 31, 2007:

		Weighted-	Weighted-
		Average	Average
	Number	Exercise	Contractual	Aggregate
	of Shares	Price	Term	Intrinsic Value
			(Years)	(In thousands)

Outstanding at December 31, 2006	2,560,687	$30.98
Granted	404,282	47.91
Exercised	(153,876)	29.95
Forfeited or expired	(85,488)	43.87

Outstanding at March 31, 2007	2,725,605	$33.14	6.67	$43,933

Exercisable at March 31, 2007	1,761,292	$27.40	5.34	$38,592

The weighted-average grant date fair value of options granted during the quarter ended March 31, 2007 was $16.93. The total intrinsic value of options exercised during the first quarter of 2007 was $3.2 million.

Summary of Nonvested Shares Activity

The following is a summary of nonvested restricted stock transactions during the quarter ended March 31, 2007:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested at December 31, 2006	237,974	$32.51
Granted	127,617	47.95
Vested	(72,312)	20.69
Forfeited	—	—

Nonvested at March 31, 2007	293,279	$42.14

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The total grant date fair value of nonvested restricted stock that vested during the quarter ended March 31, 2007 was $1.5 million.

4.	Income Taxes

The Corporation’s income tax provision for the quarter ended March 31, 2007 was $16.7 million, or an effective rate of 31% of pre-tax income, compared to a tax provision in the quarter ended March 31, 2006 of $15.8 million, or an effective rate of 29% of pre-tax income. The increase in the effective rate over the prior-year period reflects the effect of a net increase in U.S. income taxes on the Corporation’s overall blended tax rate. The effective rate for both years reflects benefits from our Puerto Rican manufacturing operations which has a lower effective tax rate.

The Corporation had net deferred tax assets totaling $88.0 million as of March 31, 2007 and $93.0 million as of December 31, 2006. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of tax planning strategies. Management believes that it is more-likely-than-not that future taxable income, based on tax laws in effect as of March 31, 2007, will be sufficient to realize the recorded deferred tax assets, net of the existing valuation allowance at March 31, 2007. Projected future taxable income is based on management’s forecast of the operating results of the Corporation, and there can be no assurance that such results will be achieved. Management periodically reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize the net deferred tax assets, the Corporation will increase the valuation allowance by a charge to income tax expense in the period of such determination. Additionally, if events change in subsequent periods which indicate that a previously recorded valuation allowance is no longer needed, the Corporation will decrease the valuation allowance by providing an income tax benefit in the period of such determination.

On January 1, 2007, the Corporation adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income tax positions recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 requires that an enterprise must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not threshold is then measured to determine the amount of benefit to recognize in the financial statements. The adoption of FIN 48 had no impact on the Corporation. The Corporation examined its tax positions for all open tax years through December 31, 2006 and the full benefit of each tax position taken has been recognized in the financial statements in accordance with FIN 48. On any future tax positions, the Corporation intends to record interest and penalties, if any, as a component of income tax expense.

The Corporation’s tax years are open for all U.S. jurisdictions from 2003 through 2006. Certain state tax years remain open for 2001 and 2002 filings. International statutes vary widely and the open years range from 2001 through 2006. Taxing authorities have the ability to review prior tax years to the extent of net operating loss and tax credit carryforwards to open tax years.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

5.	Comprehensive Income

Total comprehensive income and its components are as follows:

	Quarter Ended
	March 31,
	2007	2006

(In thousands)
Net income	$37,140	$38,800
Cumulative translation adjustment	2,647	1,454
Unrealized gains (losses) on marketable securities	(1)	(4)
Amortization of unrecognized pension and postretirement costs	1,000	—

Comprehensive income	$40,786	$40,250

6.	Derivative Instruments

The Corporation is exposed to market risk from changes in raw material prices, interest rates and foreign-exchange rates. At times, the Corporation may enter into various derivative instruments to manage certain of those risks. The Corporation does not enter into derivative instruments for speculative or trading purposes.

Commodities Futures Contracts

As of March 31, 2007 and December 31, 2006, the Corporation had no outstanding commodities futures contracts. The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, copper, zinc, resins and rubber compounds. At times, some of the risk associated with usage of aluminum, copper and zinc has been mitigated through the use of futures contracts that fix the price the Corporation paid for a commodity. Mark-to-market gains and losses for commodities futures, if any, were recorded in cost of sales. Cost of sales reflects a loss of $0.9 million for the quarter ended March 31, 2006, related to mark-to-market adjustments for commodities futures contracts.

Interest Rate Swap Agreements

As of March 31, 2007 and December 31, 2006, the Corporation had no outstanding interest rate swap agreements, which results in all of its outstanding unsecured notes having fixed interest rates. In the past, the Corporation entered into interest rate swap agreements that effectively converted fixed interest rates associated with certain of its debt securities to floating interest rates. The interest rate swaps qualified for the short-cut method of accounting for a fair valued hedge under SFAS No. 133. The amount to be paid or received under the interest rate swap agreements was recorded as a component of net interest expense. Net interest expense includes expense of $0.2 million associated with interest rate swap agreements for the quarter ended March 31, 2006.

Forward Foreign Exchange Contracts

The Corporation had no outstanding forward sale or purchase contracts as of March 31, 2007 and December 31, 2006. From time to time, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of foreign currencies.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

7.	Debt

The Corporation’s long-term debt at March 31, 2007 and December 31, 2006 was:

	March 31,	December 31,
	2007	2006

(In thousands)
Unsecured notes
6.63% Notes due 2008	$114,854	$114,821
6.39% Notes due 2009	149,900	149,887
7.25% Notes due 2013	120,377	120,192
Other, including capital leases	2,594	2,731

Long-term debt (including current maturities)	387,725	387,631
Less current portion	644	719

Long-term debt	$387,081	$386,912

The indentures underlying the unsecured notes above contain standard covenants such as restrictions on mergers, liens on certain property, sale-leaseback of certain property and funded debt for certain subsidiaries. The indentures also include standard events of default such as covenant default and cross-acceleration.

The Corporation has a $300 million committed revolving credit facility that contains customary covenants which could potentially restrict the payment of dividends, investments, liens, issuing certain types of additional debt and the disposition of assets if the Corporation fails to maintain its financial covenants and certain minimum levels of total availability under the facility. The Corporation pays an annual commitment fee of 10 basis points to maintain this facility. Any borrowings outstanding as of December 2011 would mature on that date. No borrowings were outstanding under this facility as of March 31, 2007 and December 31, 2006.

Outstanding letters of credit which reduced availability under the credit facility amounted to $22.4 million at March 31, 2007. The letters of credit relate primarily to third-party insurance claims processing.

The Corporation has a EUR10 million (approximately US $13 million) committed revolving credit facility with a European bank. The Corporation pays an annual unused commitment fee of 25 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants similar to those contained in the $300 million credit agreement and standard events of default such as covenant default and cross-default. This facility has an indefinite maturity and no borrowings were outstanding as of March 31, 2007 and December 31, 2006.

As of March 31, 2007, the Corporation’s aggregate availability of funds under its credit facilities is approximately $291.0 million, after deducting outstanding letters of credit. The Corporation has the option, at the time of drawing funds under any of the credit facilities, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank.

Interest expense, net in the accompanying statements of operations includes interest income of $3.6 million for the quarter ended March 31, 2007 and $4.2 million for the quarter ended March 31, 2006.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

8.	Pension and Postretirement Benefits

Net periodic cost for the Corporation’s pension and postretirement benefits included the following components:

	Quarter Ended
	Pension Benefits		Postretirement Benefits
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006

(In thousands)
Service cost	$2,970	$2,593	$61	$44
Interest cost	5,316	5,232	244	250
Expected return on plan assets	(7,074)	(6,931)	—	—
Plan net loss (gain)	1,117	1,494	100	150
Prior service cost (gain)	259	238	(56)	(50)
Transition obligation (asset)	(4)	(8)	194	194

Net periodic pension cost	$2,584	$2,618	$543	$588

Contributions to our qualified pension plans during the quarters ended March 31, 2007 and 2006 were not significant. We expect required contributions during the remainder of 2007 to our qualified pension plans to be minimal.

9.	Segment Disclosures

The Corporation has three reportable segments: Electrical, Steel Structures and HVAC. During the first quarter of 2007, the Corporation began to report corporate expense related to legal, finance and administrative costs separately from business segment results. Management believes this change provides improved transparency into the underlying operating trends in the business segments. Segment information for the prior period has been revised to conform to the current presentation.

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

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The Corporation’s reportable segments are based primarily on product lines and represent the primary mode used to assess allocation of resources and performance. The Corporation evaluates its business segments primarily on the basis of segment earnings, with segment earnings defined as earnings before interest, income taxes, corporate expense and certain other charges. Corporate expense includes legal, finance and administrative costs. The Corporation has no material inter-segment sales.

	Quarter Ended
	March 31,
	2007	2006

(In thousands)
Net Sales
Electrical	$389,166	$357,849
Steel Structures	53,030	52,728
HVAC	32,356	31,225

Total	$474,552	$441,802

Segment Earnings
Electrical	$64,901	$58,239
Steel Structures	8,902	8,332
HVAC	4,709	4,151

Segment earnings	78,512	70,722
Corporate expense	(20,976)	(12,793)
Interest expense, net	(3,551)	(3,467)
Other (expense) income, net	(160)	186

Earnings before income taxes	$53,825	$54,648

10.	Contingencies

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

In March 2006, the Louisiana Court of Appeals unanimously reversed the trial court’s decision and reinstated the jury verdict of no liability in favor of the Corporation. In April 2006, the Kaiser plaintiffs filed with the Louisiana Supreme Court an appeal of the Court of Appeals decision. In May 2006, the Louisiana Supreme Court refused to accept the plaintiffs appeal. The Louisiana Supreme Court let stand the appellate court decision to reinstate the jury verdict of no liability in favor of the Corporation. In August 2006, the plaintiffs initiated a new appeal of the original jury verdict. The Court of Appeals dismissed that appeal. In 2007, the Kaiser plaintiffs filed an additional motion for a new trial at the trial court level. The Corporation contests this attempt to relitigate resolved issues.

The injured worker who was a separate plaintiff and whose earlier judgment against the Corporation was reversed sought relief from the trial court arguing that Thomas & Betts never appealed the $20 million award the injured worker received. The trial court agreed, but the Louisiana Court of Appeals immediately reversed that decision. The injured worker then appealed this ruling to the Louisiana Supreme Court, which refused to hear the appeal. In January 2007, the injured worker petitioned the United States Supreme Court for a hearing on his claim. The United States Supreme Court refused to accept this petition. This injured worker joined the Kaiser plaintiffs’ motion for a new trial. The Corporation continues to contest these further legal actions.

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

Guarantee and Indemnification Arrangements

The Corporation follows the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation requires the Corporation to recognize the fair value of guarantee and

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

indemnification arrangements issued or modified by the Corporation, if these arrangements are within the scope of that Interpretation. In addition, under previously existing generally accepted accounting principles, the Corporation continues to monitor the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees and indemnifications when those losses are estimable.

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

The following table provides the changes in the Corporation’s accruals for estimated product warranties:

	Quarter Ended
	March 31,
	2007	2006

(In thousands)
Balance at beginning of period	$1,737	$1,478
Liabilities accrued for warranties issued during the period	283	262
Deductions for warranty claims paid during the period	(845)	(304)
Changes in liability for pre-existing warranties during the period, including expirations	166	142

Balance at end of period	$1,341	$1,578

In conjunction with the divestiture of the Corporation’s Electronics OEM business to Tyco Group S.A.R.L. in July 2000, the Corporation provided an indemnity to Tyco associated with environmental liabilities that were not known as of the sale date. Under this indemnity, the Corporation is liable for subsequently identified environmental claims up to $2 million. Additionally, the Corporation as of March 31, 2007, is liable for 50% of subsequently identified environmental claims that exceed $2 million and such liability becomes zero in July 2007. To date environmental claims by Tyco have been negligible.

11.	Share Repurchase Plans

In July 2006, the Corporation’s Board of Directors approved a share repurchase plan that authorizes the Corporation to buy up to 3,000,000 of its common shares. Through March 2007, the Corporation repurchased, through open-market transactions, 2,500,000 common shares with available cash resources. The timing of future repurchases, if any, will depend upon a variety of factors including market conditions. The Corporation expects to repurchase additional shares under this repurchase plan with available cash resources. This authorization expires in July 2008.

In March 2007, the Corporation’s Board of Directors approved a share repurchase plan that authorizes the Corporation to buy an additional 3,000,000 of its common shares. As of March 31, 2007, no common shares had been repurchased under this authorization. The timing of future repurchases, if any, will depend upon a variety of factors including market conditions. The Corporation expects to repurchase additional shares under this repurchase plan with available cash resources. This authorization expires in March 2009.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

12.	Recently Issued Accounting Standards

Effective December 31, 2006, the Corporation adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” requiring recognition of the overfunded or underfunded status of benefit plans on its balance sheet. SFAS No. 158 also eliminates the use of “early measurement dates” to account for certain of the Corporation’s pension and other postretirement plans effective December 31, 2008. The Corporation has not yet evaluated the impact of eliminating the use of early measurement dates.

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

Critical Accounting Policies

The preparation of financial statements contained in this report requires the use of estimates and assumptions to determine certain amounts reported as net sales, costs, expenses, assets or liabilities and certain amounts disclosed as contingent assets or liabilities. Actual results may differ from those estimates or assumptions. Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. We believe our critical accounting policies include the following:

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

•	Long-Lived Assets: We follow the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. For purposes of recognizing and measuring impairment of long-lived assets, the Corporation evaluates assets at the lowest level of identifiable cash flows for associated product groups. The Corporation reviews long-lived assets to be held-and-used for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Indications of impairment require significant judgment by management. If the sum of the undiscounted expected future cash flows over the remaining useful life of the primary asset in the associated product groups is less than the carrying amount of the assets, the assets are considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, we estimate fair values using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

•	Pension and Postretirement Benefit Plan Actuarial Assumptions: We follow the provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” SFAS No. 132 (Revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” For purposes of calculating pension and postretirement medical benefit obligations and related costs, the Corporation uses certain actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these assumptions annually. Other assumptions include employee demographic factors (retirement patterns, mortality and turnover), rate of compensation increase and the healthcare cost trend rate. See additional information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Qualified Pension Plans in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

•	Income Taxes: We use the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provides a valuation allowance based on a more-likely-than-not criteria. The Corporation has valuation allowances for deferred tax assets primarily associated with foreign net operating loss carryforwards and foreign income tax credit carryforwards. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of tax planning strategies. Management believes that it is more-likely-than-not that future taxable income, based on enacted tax law in effect as of March 31, 2007, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, which involve estimates and uncertainties, in making this assessment. Projected future taxable income is based on management’s forecast of the operating results of the Corporation. Management periodically reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income, in light of tax planning strategies, may not be generated to fully realize net deferred tax assets, we will increase valuation allowances by a charge to income tax expense in the period of such determination. Likewise, if management determines that future taxable income will be sufficient to utilize net operating loss carryforwards and other deferred tax assets, the Corporation will decrease the existing valuation allowance by recording a reduction to income tax expense in the period of such determination.

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

2007 Outlook

We continue to expect mid-single digit sales growth for the full year 2007 compared to 2006, driven primarily by volume gains and price increases to offset higher material and energy costs. We are also reaffirming our prior earnings guidance, despite an eight cent per share legal settlement charge taken in the first quarter, of between $3.05 to $3.15 per diluted share for the full year 2007.

Our 2007 guidance assumes:

•	continued solid demand in most of our key markets;

•	Steel Structures segment sales of approximately $55 million per quarter;

•	corporate expense of approximately $14 million per quarter for the balance of the year;

•	net interest expense of $14 million for the full year;

•	a 31% effective income tax rate; and,

•	approximately 58.5 million fully diluted average shares outstanding for each of the remaining quarters this year.

The key risks we may face for the remainder of 2007 include the potential negative impact of rising and volatile commodity and energy costs and higher interest rates on capital spending in the markets we serve.

Summary of Consolidated Results

	Quarter Ended March 31,
	2007		2006
		% of Net		% of Net
	In Thousands	Sales	In Thousands	Sales

Net sales	$474,552	100.0	$441,802	100.0
Cost of sales	329,717	69.5	305,519	69.1

Gross profit	144,835	30.5	136,283	30.9
Selling, general and administrative	87,329	18.4	78,528	17.8

Earnings from operations	57,506	12.1	57,755	13.1
Income from unconsolidated companies	30	—	174	—
Interest expense, net	(3,551)	(0.8)	(3,467)	(0.8)
Other (expense) income, net	(160)	—	186	0.1

Earnings before income taxes	53,825	11.3	54,648	12.4
Income tax provision	16,685	3.5	15,848	3.6

Net earnings	$37,140	7.8	$38,800	8.8

Per share earnings:
Basic	$0.63		$0.63

Diluted	$0.63		$0.62

2007 Compared with 2006

Overview

First quarter 2007 net sales for the Corporation and for each of its segments increased from the prior-year period, reflecting solid demand in our key markets. The net sales increase was driven primarily by price increases to offset higher material and energy costs, with net volume increases and the effect of foreign currency exchange having less of an impact.

Earnings from operations, which included a $7 million charge related to a legal settlement involving a commercial dispute on a product line we no longer market, was essentially flat with the prior year period and reflects the Corporation’s continuing ability to recover rising material and energy costs through price increases.

First quarter 2007 earnings were $0.63 per diluted share compared to $0.62 per diluted share in the first quarter of the prior year. 2007 includes a charge of $0.08 per share related to a legal settlement.

Net Sales and Gross Profit

Net sales in the first quarter of 2007 were $474.6 million, up $32.8 million, or 7.4%, from the prior-year period. The net sales increase was driven primarily by price increases to offset higher material and energy costs, with volume increases and the effect of foreign currency exchange having less of an impact. Foreign currency exchange accounted for $5 million of the sales increase.

Gross profit in the first quarter of 2007 was $144.8 million, or 30.5% of net sales, which is relatively flat on a percentage basis compared to the prior-year period. The Corporation continues to offset higher material and energy costs with increased selling prices.

Expenses

Selling, general and administrative (SG&A) expense in the first quarter of 2007 was $87.3 million, or 18.4% of net sales, compared to $78.5 million, or 17.8% of net sales, in the prior-year period. First quarter 2007 SG&A included a $7 million pre-tax charge related to a legal settlement. As a percent of net sales, SG&A was negatively impacted by 1.5 percentage points as a result of the legal settlement.

Interest Expense, Net

Interest expense, net for the first quarter of 2007 was $3.6 million compared to $3.5 million in the prior-year period. Interest income included in interest expense, net was $3.6 million for the first quarter of 2007 and $4.2 million for the first quarter of 2006, and primarily reflects lower average invested cash balances. Interest expense was $7.2 million in the first quarter of 2007 and $7.7 million in the first quarter of 2006, and primarily reflects lower average debt levels.

Income Taxes

The income tax provision in the first quarter of 2007 reflected an effective rate of 31% of pre-tax income compared to an effective rate in the prior-year period of 29%. The increase in the effective rate over the prior-year period reflects the effect of a net increase in U.S. income taxes on the Corporation’s overall blended tax rate. The effective rate for both years reflects benefits from our Puerto Rican manufacturing operations which has a lower effective tax rate.

Net Earnings

Net earnings were $37.1 million, or $0.63 per basic and diluted share, in the first quarter of 2007 compared to net earnings of $38.8 million, or $0.63 per basic and $0.62 per diluted share, in the first quarter of 2006. Net earnings in the first quarter of 2007 include the negative impact of the $7 million pre-tax charge related to a legal settlement ($0.08 per share). Net earnings per share in the first quarter of 2007 also reflects the impact of the Corporation’s 2006 share repurchase activity.

Summary of Segment Results

Net Sales

	Quarter Ended March 31,
	2007		2006
	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales

Electrical	$389,166	82.0	$357,849	81.0
Steel Structures	53,030	11.2	52,728	11.9
HVAC	32,356	6.8	31,225	7.1

	$474,552	100.0	$441,802	100.0

Segment Earnings

	Quarter Ended March 31,
	2007		2006
	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales

Electrical	$64,901	16.7	$58,239	16.3
Steel Structures	8,902	16.8	8,332	15.8
HVAC	4,709	14.6	4,151	13.3

Segment earnings	78,512	16.5	70,722	16.0
Corporate expense	(20,976)		(12,793)
Interest expense, net	(3,551)		(3,467)
Other (expense) income, net	(160)		186

Earnings before income taxes	$53,825		$54,648

The Corporation has three reportable segments: Electrical, Steel Structures and HVAC. We evaluate our business segments primarily on the basis of segment earnings, with segment earnings defined as earnings before interest, income taxes, corporate expense and certain other charges.

During the first quarter of 2007, we began to report corporate expense related to legal, finance and administrative costs separately from business segment results. Management believes this change provides improved transparency into the underlying operating trends in the business segments. Segment information for the prior period has been revised to conform to the current presentation.

Our segment earnings are significantly influenced by the operating performance of our Electrical segment that accounted for more than 80% of our consolidated net sales and consolidated segment earnings during each of the periods presented.

Electrical Segment

Electrical segment net sales in the first quarter of 2007 increased $31.3 million, or 8.8%, from the prior-year period reflecting price increases to offset higher material and energy costs and net volume improvements. The Electrical segment experienced solid demand in its key end markets of industrial maintenance and repair, utility distribution and positive trends in non-residential commercial construction. Favorable foreign currency exchange accounted for approximately $4 million of the increase.

Electrical segment earnings in the first quarter of 2007 were up $6.7 million, or 11.4%, from the prior-year period. The earnings improvement reflects the favorable impact of higher net sales volumes, operating efficiencies and our continued ability to offset higher material and energy costs through higher selling prices.

Other Segments

Net sales in the first quarter of 2007 were $53.0 million in our Steel Structures segment which was essentially flat compared with the prior-year period. Steel Structures segment earnings in the first quarter of 2007 were up 6.8% to $8.9 million, or 16.8% of net sales, reflecting improved project mix in 2007 compared to 2006.

Net sales in the first quarter of 2007 in our HVAC segment were up $1.1 million, or 3.6%, from the prior-year period. HVAC segment earnings in the first quarter of 2007 were up $0.6 million, or 13.4%, from the prior-year period. The earnings improvement reflects continued cost control and higher sales.

Liquidity and Capital Resources

We had cash and cash equivalents of $309.9 million and $371.0 million at March 31, 2007 and December 31, 2006, respectively.

The following table reflects the primary category totals in our Consolidated Statements of Cash Flows:

	Quarter Ended
	March 31,
	2007	2006

(In thousands)
Net cash provided by (used in) operating activities	$33,173	$14,150
Net cash provided by (used in) investing activities	(6,243)	277,660
Net cash provided by (used in) financing activities	(88,071)	(117,127)
Effect of exchange-rate changes on cash	39	299

Net increase (decrease) in cash and cash equivalents	$(61,102)	$174,982

Operating Activities

The first quarter is typically the least favorable in terms of cash generation because of the timing of certain payments. Even so, we had strong cash generation in the quarter with cash flow from operations more than doubling compared to the first quarter of 2006 to approximately $33 million. Cash provided by operating activities during the first quarter of 2007 and first quarter of 2006 was primarily attributable to net earnings of $37.1 million and $38.8 million, respectively, and the impact of changes in working capital. Cash used for inventory in the first quarter of 2007 was $1.9 million, down from cash used for inventory in the prior year period of $20.0 million. Depreciation and amortization was approximately $12 million in both the first quarter of 2007 and the first quarter of 2006.

Investing Activities

During the first quarter of 2007, we had capital expenditures totaling $6.4 million, compared to $14.1 million in the prior-year period. We expect the rate of capital expenditures to increase and to approximate $50 million for the full year 2007. Capital expenditures in 2007 include investment to expand tubular steel structures sales capacity by $15-$20 million annually beginning in 2008. Additionally, during the first quarter of 2006, we converted a substantial portion of our marketable securities into cash equivalents.

Financing Activities

Cash used in the first quarter of 2007 financing activities included the repurchase of approximately 1.8 million common shares for approximately $94 million. Financing activities also reflect $4.6 million of cash provided by stock options exercised in the first quarter of 2007. Financing activities in the first quarter of 2006 reflected cash used for debt repayments of $150.1 million which was partially offset by $30.1 million of cash provided by stock options exercised.

$300 million Credit Facility

We have a $300 million credit agreement that contains customary covenants which could potentially restrict the payment of dividends, investments, liens, issuing certain types of additional debt and the disposition of assets if the Corporation fails to maintain its financial covenants and certain minimum levels of total availability under the facility. We have the option, at the time of drawing funds under the facility, of selecting an interest rate based on the London Interbank Offered Rate (LIBOR), the federal funds rate, or the prime rate of the agent bank. The credit facility contains the following significant financial covenants:

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

At March 31, 2007, outstanding letters of credit, or similar financial instruments that reduce the amount available under the $300 million credit facility totaled $22.4 million. Letters of credit relate primarily to third-party insurance claims processing.

Other Credit Facilities

We have a EUR10 million (approximately US$13 million) committed revolving credit facility with a European bank that has an indefinite maturity. Availability under this facility is EUR10 million (approximately US$13 million) as of March 31, 2007. This credit facility contains standard covenants similar to those contained in the $300 million credit facility and standard events of default such as covenant default and cross-default.

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

As of March 31, 2007, the aggregate availability of funds under our credit facilities was approximately $291.0 million, after deducting outstanding letters of credit. Availability is subject to the satisfaction of various covenants and conditions to borrowing. We currently do not have any borrowings under these facilities.

Credit Ratings

As of March 31, 2007, we had investment grade credit ratings from Standard & Poor’s, Moody’s Investor Service and Fitch Ratings on our senior unsecured debt. Should these credit ratings drop, repayment under our credit facilities and securities will not be accelerated; however, our credit costs may increase. Similarly, if our credit ratings improve, we could potentially have a decrease in our credit costs. The maturity of any of our debt securities does not accelerate in the event of a credit downgrade.

Debt Securities

Thomas & Betts had the following senior unsecured debt securities outstanding as of March 31, 2007:

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

Other

In July 2006, the Corporation’s Board of Directors approved a share repurchase plan that authorizes the Corporation to buy up to 3,000,000 of its common shares. Through March 2007, the Corporation repurchased, through open-market transactions, 2,500,000 common shares with available cash resources. The timing of future repurchases, if any, will depend upon a variety of factors including market conditions. The Corporation expects to repurchase additional shares under this repurchase plan with available cash resources. This authorization expires in July 2008.

In March 2007, the Corporation’s Board of Directors approved a share repurchase plan that authorizes the Corporation to buy an additional 3,000,000 of its common shares. As of March 31, 2007, no common shares had been repurchased under this authorization. The timing of future repurchases, if any, will depend upon a variety of factors including market conditions. The Corporation expects to repurchase additional shares under this repurchase plan with available cash resources. This authorization expires in March 2009.

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

As of March 31, 2007, we did not have any off-balance sheet arrangements.

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

For the period ended March 31, 2007, the Corporation has not experienced any material changes since December 31, 2006 in market risk that affect the quantitative and qualitative disclosures presented in our 2006 Annual Report on Form 10-K.

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

(b)	Changes in Internal Control over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the first quarter of 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10, “Contingencies,” in the Notes to Consolidated Financial Statements, which is incorporated herein by reference. See also Item 3. “Legal Proceedings,” in the Corporation’s 2006 Annual Report on Form 10-K, which is incorporated herein by reference.

Item 1A.  Risk Factors

There are many factors that could pose a material risk to the Corporation’s business, its operating results and financial condition and its ability to execute its business plan, some of which are beyond our control. There have been no material changes from the risk factors as previously set forth in our 2006 Annual Report on Form 10-K under Item 1A. “Risk Factors,” which is incorporated herein by reference.

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In July 2006, the Corporation’s Board of Directors approved a share repurchase plan that authorizes the Corporation to buy up to 3,000,000 of its common shares. Through March 2007, the

Corporation repurchased, through open-market transactions, 2,500,000 common shares with available cash resources. The timing of future repurchases, if any, will depend upon a variety of factors including market conditions. The Corporation expects to repurchase additional shares under this repurchase plan with available cash resources. This authorization expires in July 2008.

In March 2007, the Corporation’s Board of Directors approved a share repurchase plan that authorizes the Corporation to buy an additional 3,000,000 of its common shares. As of March 31, 2007, no common shares had been repurchased under this authorization. The timing of future repurchases, if any, will depend upon a variety of factors including market conditions. The Corporation expects to repurchase additional shares under this repurchase plan with available cash resources. This authorization expires in March 2009.

Issuer Purchases of Equity Securities

				Maximum
			Total Number	Number
			of Common	of Common
			Shares	Shares
	Total	Average	Purchased	that May
	Number of	Price Paid	as Part of	Yet Be
	Common	per	Publicly	Purchased
	Shares	Common	Announced	Under
Period	Purchased	Share	Plans	the Plans

July 2006 Plan
February 8, 2007 to February 28, 2007	1,230,900	$51.50	1,230,900	1,101,480
March 1, 2007 to March 8, 2007	601,480	$50.03	601,480	500,000

Total for the quarter ended March 31, 2007	1,832,380	$51.02	1,832,380	500,000

March 2007 Plan
Total for the quarter ended March 31, 2007	—	$—	—	3,000,000

Item 5.	Other Information

Shareholders who wish to present director nominations or other business at the Annual Meeting of Shareholders to be held in 2008 must give notice to the Secretary at our principal executive offices on or prior to January 3, 2008.

Item 6.	Exhibits

The Exhibit Index that follows the signature page of this Report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Thomas & Betts Corporation
(Registrant)

By:	/s/ Kenneth W. Fluke
Kenneth W. Fluke
Senior Vice President and
Chief Financial Officer
(principal financial officer)

Date: May 4, 2007

EXHIBIT INDEX

Exhibit No.		Description of Exhibit

10	.1†	Approval of Incentive Payments (Incorporated by reference to Item 1.01 of the Current Report on Form 8-K dated February 6, 2007).
12		Statement re Computation of Ratio of Earnings to Fixed Charges
31.1		Certification of Principal Executive Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2		Certification of Principal Financial Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1		Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. § 1350 and not filed as part of the Report or as a separate disclosure document.
32.2		Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. § 1350 and not filed as part of the Report or as a separate disclosure document.

†	Management contract or compensatory plan or arrangement.