Form 10-Q
period 2007-06-30
THOMAS & BETTS CORP
filed 2007-08-07
CIK 97854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Title of Each Class	at August 1, 2007

Common Stock, $.10 par value	57,823,947

Thomas & Betts Corporation and Subsidiaries

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Report includes “forward-looking comments and statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking Statements are not historical facts regarding Thomas & Betts Corporation and are subject to risks and uncertainties in our operations, business, economic and political environment.(a) Forward-looking statements contain words such as:

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

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net sales	$507,238	$467,879	$981,790	$909,681
Cost of sales	352,644	326,007	682,361	631,526

Gross profit	154,594	141,872	299,429	278,155
Selling, general and administrative	84,532	81,772	171,861	160,300

Earnings from operations	70,062	60,100	127,568	117,855
Income from unconsolidated companies	213	361	243	535
Interest expense, net	(3,446)	(3,708)	(6,997)	(7,175)
Other (expense) income, net	640	977	480	1,163

Earnings before income taxes	67,469	57,730	121,294	112,378
Income tax provision	20,916	16,742	37,601	32,590

Net earnings	$46,553	$40,988	$83,693	$79,788

Earnings per share:
Basic	$0.81	$0.67	$1.44	$1.30
Diluted	$0.80	$0.66	$1.42	$1.28
Average shares outstanding:
Basic	57,649	61,093	58,191	61,159
Diluted	58,459	62,133	58,980	62,262

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$338,152	$370,968
Marketable securities	239	371
Receivables, net	261,946	204,270
Inventories:
Finished goods	101,151	107,786
Work-in-process	30,958	27,408
Raw materials	94,138	83,342

Total inventories	226,247	218,536

Deferred income taxes	54,100	60,611
Prepaid expenses	12,271	13,614

Total Current Assets	892,955	868,370

Property, plant and equipment:
Land	17,809	17,042
Buildings	186,984	183,323
Machinery and equipment	630,569	621,272
Construction-in-progress	17,094	14,409

Gross property, plant and equipment	852,456	836,046
Less accumulated depreciation	(588,135)	(568,846)

Net property, plant and equipment	264,321	267,200

Goodwill	498,396	490,210
Investments in unconsolidated companies	115,178	115,726
Deferred income taxes	42,414	42,811
Prepaid pension plan costs	6,997	6,590
Other assets	40,697	39,316

Total Assets	$1,860,958	$1,830,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$115,537	$719
Accounts payable	163,081	144,844
Accrued liabilities	106,545	96,611
Income taxes payable	4,876	6,355

Total Current Liabilities	390,039	248,529

Long-Term Liabilities:
Long-term debt	272,359	386,912
Accrued pension plan liability	45,795	46,028
Deferred income taxes	10,491	10,376
Other long-term liabilities	64,243	70,019
Contingencies (Note 10)
Shareholders’ Equity:
Common stock	5,747	5,924
Additional paid-in capital	195,042	294,502
Retained earnings	902,474	818,781
Accumulated other comprehensive income	(25,232)	(50,848)

Total Shareholders’ Equity	1,078,031	1,068,359

Total Liabilities and Shareholders’ Equity	$1,860,958	$1,830,223

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

Cash Flows from Operating Activities:
Net earnings	$83,693	$79,788
Adjustments:
Depreciation and amortization	25,116	24,074
Deferred income taxes	13,235	10,008
Share-based compensation expense	8,272	4,195
Incremental tax benefits from share-based payments	(5,062)	(8,705)
Changes in operating assets and liabilities, net:
Receivables	(52,440)	(54,324)
Inventories	(4,351)	(26,813)
Accounts payable	15,047	5,209
Accrued liabilities	8,588	(8,628)
Income taxes payable	(1,742)	(6,364)
Other	434	10,851

Net cash provided by (used in) operating activities	90,790	29,291

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(17,628)	(22,326)
Proceeds from sale of property, plant and equipment	161	172
Marketable securities acquired	(2)	(121,664)
Proceeds from marketable securities	137	413,314

Net cash provided by (used in) investing activities	(17,332)	269,496

Cash Flows from Financing Activities:
Repurchase of common shares	(132,958)	(166,554)
Stock options exercised	18,778	46,765
Repayment of long-term debt and other borrowings	(197)	(150,255)
Incremental tax benefits from share-based payments	5,062	8,705

Net cash provided by (used in) financing activities	(109,315)	(261,339)

Effect of exchange-rate changes on cash	3,041	1,248

Net increase (decrease) in cash and cash equivalents	(32,816)	38,696
Cash and cash equivalents, beginning of period	370,968	216,742

Cash and cash equivalents, end of period	$338,152	$255,438

Cash payments for interest	$13,760	$18,797
Cash payments for income taxes	$26,678	$26,413

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary for the fair presentation of the Corporation’s financial position as of June 30, 2007 and December 31, 2006 and the results of operations and cash flows for the periods ended June 30, 2007 and 2006.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The results of operations for the periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to prior periods to conform to the current year presentation of segment disclosures.

2.	Basic and Diluted Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

(In thousands, except per share data)
Net earnings	$46,553	$40,988	$83,693	$79,788

Basic shares:
Average shares outstanding	57,649	61,093	58,191	61,159

Basic earnings per share	$0.81	$0.67	$1.44	$1.30

Diluted shares:
Average shares outstanding	57,649	61,093	58,191	61,159
Additional shares on the potential dilution from stock options and nonvested restricted stock	810	1,040	789	1,103

	58,459	62,133	58,980	62,262

Diluted earnings per share	$0.80	$0.66	$1.42	$1.28

The Corporation had stock options that were out-of-the-money which were excluded because of their anti-dilutive effect. Such out-of-the-money options were 0.3 million shares of common stock for the second quarter of 2007 and 0.7 million shares of common stock for the second quarter of 2006. Out-of-the-money options were 0.3 million shares of common stock for the first six months of 2007 and 0.5 million shares of common stock for the first six months of 2006.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

3.	Share-Based Payment Arrangements

Share-based compensation expense, net of tax, of $1.9 million ($0.03 per basic and diluted share) was charged against income during the second quarter of 2007 and $1.5 million ($0.03 per basic and diluted share) was charged against income during the second quarter of 2006. Share-based compensation expense, net of tax, of $5.1 million ($0.09 per basic and diluted share) was charged against income during the first six months of 2007 and $2.6 million ($0.04 per basic and diluted share) was charged against income during the first six months of 2006.

During the second quarter of 2007, the Corporation, under its Non-Employee Directors Equity Compensation Plan, granted non-employee members of the Board of Directors a total of 8,028 shares of common stock with a grant date fair value of $56.00 that vested upon issuance. The stock awards were in lieu of stock option awards. Compensation expense, net of tax, of $0.3 million associated with these stock awards was recognized as of the grant date and expensed to SG&A.

Share-based compensation expense, net of tax, for the full year 2006 was $7.4 million ($0.12 per basic and diluted share) for stock options and nonvested restricted stock. The Corporation does not anticipate a significant change in share-based compensation expense, net of tax, for the full year 2007.

During the first six months of 2007, the Corporation granted 404,282 stock options with a weighted average grant date fair value of $16.92 and had 677,845 stock options exercised at a weighted average exercise price of $27.71. Also, during the first six months of 2007, the Corporation granted 135,645 shares of nonvested restricted stock with a weighted average grant date fair value of $48.43.

4.	Income Taxes

The Corporation’s income tax provision for the quarter ended June 30, 2007 was $20.9 million, or an effective rate of 31% of pre-tax income, compared to a tax provision in the quarter ended June 30, 2006 of $16.7 million, or an effective rate of 29% of pre-tax income. The Corporation’s income tax provision for the first six months of 2007 was $37.6 million, or an effective rate of 31% of pre-tax income, compared to a tax provision in the first six months of 2006 of $32.6 million, or an effective rate of 29% of pre-tax income. The increase in the effective rate over the prior-year periods reflects the effect of a net increase in U.S. income taxes on the Corporation’s overall blended tax rate. The effective rate for both years reflects benefits from our Puerto Rican manufacturing operations which has a significantly lower effective tax rate than the Corporation’s overall blended tax rate.

The Corporation had net deferred tax assets totaling $86.0 million as of June 30, 2007 and $93.0 million as of December 31, 2006. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income. Management believes that it is more-likely-than-not that future taxable income, based on tax laws in effect as of June 30, 2007, will be sufficient to realize the recorded deferred tax assets, net of any valuation allowance.

On January 1, 2007, the Corporation adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income tax positions recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 requires that an enterprise must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes,

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

based on the technical merits of the position. A tax position that meets the more-likely-than-not threshold is then measured to determine the amount of benefit to recognize in the financial statements. The adoption of FIN 48 had no impact on the Corporation. The Corporation examined its tax positions for all open tax years and the full benefit of each tax position taken has been recognized in the financial statements in accordance with FIN 48. On any future tax positions, the Corporation intends to record interest and penalties, if any, as a component of income tax expense.

The Corporation’s tax years are open for all U.S. state and federal jurisdictions from 2003 through 2006. Certain state tax years remain open for 2001 and 2002 filings. International statutes vary widely and the open years range from 2001 through 2006. Taxing authorities have the ability to review prior tax years to the extent net operating loss and tax credit carryforwards relate to open tax years.

5.	Comprehensive Income

Total comprehensive income and its components are as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

(In thousands)
Net income	$46,553	$40,988	$83,693	$79,788
Foreign currency translation adjustments	20,936	11,272	23,583	12,726
Unrealized gains (losses) on marketable securities, net of tax	(1)	(3)	(2)	(7)
Amortization of unrecognized pension and other postretirement costs, net of tax	1,035	—	2,035	—

Comprehensive income	$68,523	$52,257	$109,309	$92,507

6.	Derivative Instruments

The Corporation is exposed to market risk from changes in raw material prices, interest rates and foreign-exchange rates. At times, the Corporation may enter into various derivative instruments to manage certain of those risks. The Corporation does not enter into derivative instruments for speculative or trading purposes.

Commodities Futures Contracts

As of June 30, 2007 and December 31, 2006, the Corporation had no outstanding commodities futures contracts. The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, copper, zinc, resins and rubber compounds. At times, some of the risk associated with usage of aluminum, copper and zinc has been mitigated through the use of futures contracts that fix the price the Corporation paid for a commodity. Mark-to-market gains and losses for commodities futures, if any, were recorded in cost of sales. Cost of sales reflects a gain of $0.3 million for the second quarter of 2006 and a loss of $0.5 million for the first six months of 2006, related to mark-to-market adjustments for commodities futures contracts.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Interest Rate Swap Agreements

As of June 30, 2007 and December 31, 2006, the Corporation had no outstanding interest rate swap agreements, which results in all of its outstanding unsecured notes having fixed interest rates. In certain past periods, the Corporation has entered into interest rate swap agreements that effectively converted fixed interest rates associated with certain of its debt securities to floating interest rates. The interest rate swaps qualified for the short-cut method of accounting for a fair valued hedge under SFAS No. 133. The amount to be paid or received under the interest rate swap agreements was recorded as a component of net interest expense. Interest expense, net includes expense of $0.3 million and $0.5 million associated with interest rate swap agreements for the quarter ended June 30, 2006 and first six months of 2006, respectively.

Forward Foreign Exchange Contracts

The Corporation had no outstanding forward sale or purchase contracts as of June 30, 2007 and December 31, 2006. From time to time, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of foreign currencies.

7.	Debt

The Corporation’s long-term debt at June 30, 2007 and December 31, 2006 was:

	June 30,	December 31,
	2007	2006

(In thousands)
Unsecured notes
6.63% Notes due 2008	$114,888	$114,821
6.39% Notes due 2009	149,913	149,887
7.25% Notes due 2013	120,562	120,192
Other, including capital leases	2,533	2,731

Long-term debt (including current maturities)	387,896	387,631
Less current portion	115,537	719

Long-term debt	$272,359	$386,912

The indentures underlying the unsecured notes above contain standard covenants such as restrictions on mergers, liens on certain property, sale-leaseback of certain property and funded debt for certain subsidiaries. The indentures also include standard events of default such as covenant default and cross-acceleration.

The Corporation has a $300 million committed revolving credit facility that contains customary covenants which could potentially restrict the payment of dividends, investments, liens, issuing certain types of additional debt and the disposition of assets if the Corporation fails to maintain its financial covenants and certain minimum levels of total availability under the facility. The Corporation pays an annual commitment fee of 10 basis points to maintain this facility. Any borrowings outstanding as of December 2011 would mature on that date. No borrowings were outstanding under this facility as of June 30, 2007 and December 31, 2006.

Outstanding letters of credit which reduced availability under the credit facility amounted to $22.4 million at June 30, 2007. The letters of credit relate primarily to third-party insurance claims processing.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The Corporation has a EUR10 million (approximately US $13 million) committed revolving credit facility with a European bank. The Corporation pays an annual unused commitment fee of 20 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants similar to those contained in the $300 million credit agreement and standard events of default such as covenant default and cross-default. This facility has an indefinite maturity and no borrowings were outstanding as of June 30, 2007 and December 31, 2006.

Outstanding letters of credit which reduced availability under the European credit facility amounted to $0.4 million at June 30, 2007.

As of June 30, 2007, the Corporation’s aggregate availability of funds under its credit facilities is approximately $290.7 million, after deducting outstanding letters of credit. The Corporation has the option, at the time of drawing funds under any of the credit facilities, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank.

8.	Pension and Other Postretirement Benefits

Net periodic cost for the Corporation’s pension and other postretirement benefits included the following components:

	Quarter Ended
	Pension Benefits		Other Postretirement Benefits
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

(In thousands)
Service cost	$2,506	$2,578	$(2)	$43
Interest cost	5,598	5,509	246	250
Expected return on plan assets	(7,765)	(7,360)	—	—
Plan net loss (gain)	968	1,611	181	150
Prior service cost (gain)	270	233	(56)	(50)
Transition obligation (asset)	(4)	(5)	189	194

Net periodic pension cost	$1,573	$2,566	$558	$587

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Six Months Ended
	Pension Benefits		Other Postretirement Benefits
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

(In thousands)
Service cost	$5,476	$5,171	$59	$87
Interest cost	10,914	10,741	490	500
Expected return on plan assets	(14,839)	(14,291)	—	—
Plan net loss (gain)	2,085	3,105	281	300
Prior service cost (gain)	529	471	(112)	(100)
Transition obligation (asset)	(8)	(13)	383	388

Net periodic pension cost	$4,157	$5,184	$1,101	$1,175

Contributions to our qualified pension plans during the quarters and six months ended June 30, 2007 and 2006 were not significant. We expect required contributions during the remainder of 2007 to our qualified pension plans to be minimal.

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

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

(In thousands)
Net Sales
Electrical	$418,033	$383,273	$807,199	$741,122
Steel Structures	57,082	51,457	110,112	104,185
HVAC	32,123	33,149	64,479	64,374

Total	$507,238	$467,879	$981,790	$909,681

Segment Earnings
Electrical	$73,155	$63,640	$138,056	$121,879
Steel Structures	8,880	7,013	17,782	15,345
HVAC	4,183	4,742	8,892	8,893

Segment earnings	86,218	75,395	164,730	146,117
Corporate expense	(15,943)	(14,934)	(36,919)	(27,727)
Interest expense, net	(3,446)	(3,708)	(6,997)	(7,175)
Other (expense) income, net	640	977	480	1,163

Earnings before income taxes	$67,469	$57,730	$121,294	$112,378

10.	Contingencies

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

In March 2006, the Louisiana Court of Appeals unanimously reversed the trial court’s decision and reinstated the jury verdict of no liability in favor of the Corporation. In April 2006, the Kaiser plaintiffs filed with the Louisiana Supreme Court an appeal of the Court of Appeals decision. In May 2006, the Louisiana Supreme Court refused to accept the plaintiffs appeal. The Louisiana Supreme Court let stand the appellate court decision to reinstate the jury verdict of no liability in favor of the Corporation. In August 2006, the plaintiffs initiated a new appeal of the original jury verdict. The Court of Appeals dismissed that appeal. In January 2007, the Kaiser plaintiffs filed an additional motion for a new trial at the trial court level. The Corporation contests this attempt to relitigate resolved issues.

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

The following table provides the changes in the Corporation’s accruals for estimated product warranties:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

(In thousands)
Balance at beginning of period	$1,341	$1,578	$1,737	$1,478
Liabilities accrued for warranties issued during the period	339	301	622	563
Deductions for warranty claims paid during the period	(387)	(236)	(1,232)	(540)
Changes in liability for pre-existing warranties during the period, including expirations	119	127	285	269

Balance at end of period	$1,412	$1,770	$1,412	$1,770

In conjunction with the divestiture of the Corporation’s Electronics OEM business to Tyco Group S.A.R.L. in July 2000, the Corporation provided an indemnity to Tyco associated with environmental liabilities that were not known as of the sale date. Under this indemnity, the Corporation continues to be liable for certain subsequently identified environmental claims up to $2 million. To date, environmental claims by Tyco have been negligible.

11.	Share Repurchase Plans

In July 2006, the Corporation’s Board of Directors approved a share repurchase plan that authorized the Corporation to buy up to 3,000,000 of its common shares. During May 2007, the Corporation repurchased, through open-market transactions, 500,000 common shares with available cash resources that completed all common share repurchases authorized by the July 2006 plan.

In March 2007, the Corporation’s Board of Directors approved a share repurchase plan that authorizes the Corporation to buy an additional 3,000,000 of its common shares. During May and June 2007, the Corporation repurchased, through open-market transactions, 200,700 common shares with available cash resources leaving 2,799,300 shares that can be repurchased under this authorization. The timing of future repurchases, if any, will depend upon a variety of factors including market conditions. This authorization expires in March 2009.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

12.	Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Corporation has not yet evaluated the impact, if any, of this requirement.

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

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 gives companies the option to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements for fiscal years beginning after November 15, 2007. The Corporation has not yet evaluated the impact, if any, of this requirement.

13.	Subsequent Events

On July 25, 2007, the Corporation acquired the Joslyn Hi-Voltage and Power Solutions businesses from Danaher Corporation for $280 million in cash. Joslyn Hi-Voltage offers a broad range of high voltage electric switches, reclosers, vacuum interruptor attachments and related products used mainly by electric utilities. Power Solutions offers a broad range of products and services designed to ensure a high quality, reliable flow of power to commercial and industrial customers for mission critical applications such as datacenters.

On July 6, 2007, the Corporation acquired Drilling Technical Supply SA (DTS), a privately held French manufacturer of explosion-proof lighting and electrical protection equipment, for approximately $20 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Introduction

Thomas & Betts Corporation is a leading designer and manufacturer of electrical components used in industrial, commercial, communications and utility markets. We are also a leading producer of highly engineered steel structures, used primarily for utility transmission, and commercial heating units. We have operations in approximately 20 countries. Manufacturing, marketing and sales activities are concentrated primarily in North America and Europe.

Critical Accounting Policies

The preparation of financial statements contained in this report requires the use of estimates and assumptions to determine certain amounts reported as net sales, costs, expenses, assets or liabilities and certain amounts disclosed as contingent assets or liabilities. Actual results may differ from those estimates or assumptions. Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. We believe our critical accounting policies include the following:

•	Revenue Recognition: The Corporation recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Sales discounts, quantity and price rebates, and allowances are estimated based on contractual commitments and experience and recorded in the period as a reduction of revenue in which the sale is recognized. Quantity rebates are in the form of volume incentive discount plans, which include specific sales volume targets or year-over-year sales volume growth targets for specific customers. Certain distributors can take advantage of price rebates by subsequently reselling the Corporation’s products into targeted construction projects or markets. Following a distributor’s sale of an eligible product, the distributor submits a claim for a price rebate. The Corporation provides additional allowances for bad debts when circumstances dictate. A number of distributors, primarily in the Electrical segment, have the right to return goods under certain circumstances and those returns, which are reasonably estimable, are accrued as a reduction of revenue at the time of shipment. Management analyzes historical returns and allowances, current economic trends and specific customer circumstances when evaluating the adequacy of accounts receivable related reserves and accruals.

•	Inventory Valuation: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. To ensure inventories are carried at the lower of cost or market, the Corporation periodically evaluates the carrying value of its inventories. The Corporation also periodically performs an evaluation of inventory for excess and obsolete items. Such evaluations are based on management’s judgment and use of estimates. Such estimates incorporate inventory quantities on-hand, aging of the inventory, sales forecasts for particular product groupings, planned dispositions of product lines and overall industry trends.

•	Goodwill and Other Intangible Assets: We follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires a transitional and annual test of goodwill and indefinite lived assets associated with reporting units for indications of impairment. With the assistance of a third party valuation firm, the Corporation performs its annual impairment assessment in the fourth quarter of each year, unless circumstances dictate more

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

•	Long-Lived Assets: We follow the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. For purposes of recognizing and measuring impairment of long-lived assets, the Corporation evaluates assets at the lowest level of identifiable cash flows for associated product groups. The Corporation reviews long-lived assets to be held-and-used for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Indications of impairment require significant judgment by management. If the sum of the undiscounted expected future cash flows over the remaining useful life of the primary asset in the associated product groups is less than the carrying amount of the assets, the assets are considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, we estimate fair values using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

•	Pension and Postretirement Benefit Plan Actuarial Assumptions: We follow the provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” SFAS No. 132 (Revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” For purposes of calculating pension and postretirement medical benefit obligations and related costs, the Corporation uses certain actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these assumptions annually. Other assumptions include employee demographic factors (retirement patterns, mortality and turnover), rate of compensation increase and the healthcare cost trend rate. See additional information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Qualified Pension Plans in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

•	Income Taxes: We use the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provides a valuation allowance based on a more-likely-than-not criteria. The Corporation has valuation allowances for deferred tax assets primarily associated with foreign net operating loss carryforwards and foreign income tax credit carryforwards. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income. Management believes that it is more-likely-than-not that future taxable income, based on enacted tax law in effect as of June 30, 2007, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances.

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

2007 Outlook

We expect mid-to-high single-digit sales growth for the full year 2007 compared to 2006, driven primarily by volume gains and, to a lesser degree, price increases to offset higher material and energy costs. Given this sales expectation, we are increasing our earnings guidance to between $3.15 to $3.20 per diluted share for the full year 2007 from $3.05 to $3.15 per diluted share. This guidance includes an eight cent per share legal settlement charge taken in the first quarter and the effect of the Corporation’s share repurchase activity. This guidance does not include the impact of third quarter acquisitions on sales or earnings.

Our 2007 guidance assumes:

•	continued solid demand in most of our key markets;

•	a less significant impact of commodity-related price increases on year-over-year sales growth in the second half;

•	continued strength in foreign currencies versus the U.S. dollar;

•	Steel Structures segment sales of approximately $55 million per quarter;

•	Corporate expense of approximately $14 million per quarter for the balance of the year;

•	a 31% effective income tax rate; and,

•	approximately 58 million fully diluted average shares outstanding for each of the remaining quarters this year.

In July 2007, the Corporation acquired the Joslyn Hi-Voltage and Power Solutions businesses from Danaher Corporation for $280 million and Drilling Technical Supply SA (DTS) for approximately $20 million. We expect these acquisitions to contribute approximately $70 million to full year 2007 sales and have negligible net impact to earnings per share due in part to the amortization of significant acquisition-related intangible assets.

We expect capital expenditures to be $45-$50 million for the full year 2007. Capital expenditures in 2007 include investment to expand tubular steel structures sales capacity by $15-$20 million annually beginning in 2008.

The key risks we may face for the remainder of 2007 include the potential negative impact of rising and volatile commodity and energy costs and higher interest rates on capital spending in the markets we serve.

Summary of Consolidated Results

	Quarter Ended June 30,
	2007		2006
		% of Net		% of Net
	In Thousands	Sales	In Thousands	Sales

Net sales	$507,238	100.0	$467,879	100.0
Cost of sales	352,644	69.5	326,007	69.7

Gross profit	154,594	30.5	141,872	30.3
Selling, general and administrative	84,532	16.7	81,772	17.5

Earnings from operations	70,062	13.8	60,100	12.8
Income from unconsolidated companies	213	0.1	361	0.1
Interest expense, net	(3,446)	(0.7)	(3,708)	(0.8)
Other (expense) income, net	640	0.1	977	0.2

Earnings before income taxes	67,469	13.3	57,730	12.3
Income tax provision	20,916	4.1	16,742	3.5

Net earnings	$46,553	9.2	$40,988	8.8

Earnings per share:
Basic	$0.81		$0.67

Diluted	$0.80		$0.66

	Six Months Ended June 30,
	2007		2006
		% of Net		% of Net
	In Thousands	Sales	In Thousands	Sales

Net sales	$981,790	100.0	$909,681	100.0
Cost of sales	682,361	69.5	631,526	69.4

Gross profit	299,429	30.5	278,155	30.6
Selling, general and administrative	171,861	17.5	160,300	17.6

Earnings from operations	127,568	13.0	117,855	13.0
Income from unconsolidated companies	243	—	535	0.1
Interest expense, net	(6,997)	(0.7)	(7,175)	(0.8)
Other (expense) income, net	480	0.1	1,163	0.1

Earnings before income taxes	121,294	12.4	112,378	12.4
Income tax provision	37,601	3.9	32,590	3.6

Net earnings	$83,693	8.5	$79,788	8.8

Earnings per share:
Basic	$1.44		$1.30

Diluted	$1.42		$1.28

2007 Compared with 2006

Overview

Net sales in the second quarter and in the first six months of 2007 increased from the respective prior-year periods for the Corporation. The increase in net sales for both periods was driven primarily by volume and price increases to offset higher material and energy costs. Foreign currency also contributed to the increase in net sales for both periods.

Operating earnings in the second quarter and in first six months of 2007 were up from the respective prior-year periods. These results reflect higher sales levels and the Corporation’s continuing ability to recover higher material and energy costs through price increases. Operating earnings in the first six months of 2007 included a $7 million first quarter charge related to a legal settlement involving a commercial dispute on a product line we no longer market.

Second quarter 2007 earnings were $0.80 per diluted share compared to $0.66 per diluted share in the second quarter of the prior year. Earnings in the first six months of 2007 were $1.42 per diluted share compared to $1.28 per diluted share in the first six months of 2006. Earnings in the first six months of 2007 include a charge of $0.08 per share related to the first quarter legal settlement.

Net Sales and Gross Profit

Net sales in the second quarter of 2007 were $507.2 million, up $39.4 million, or 8.4%, from the prior-year period. Favorable foreign currency exchange accounted for approximately $7.5 million of the increase. For the first six months of 2007, net sales were $981.8 million, up $72.1 million, or 7.9%, from the prior-year period. Favorable foreign currency exchange accounted for approximately $12.5 million of the increase. The net sales increase was driven primarily by higher sales volume and price increases to offset higher material and energy costs for both the quarter and year to date periods.

Gross profit in the second quarter and first six months of 2007 was 30.5% of net sales, which is comparable with the respective prior-year periods. The Corporation continues to offset higher material and energy costs with increased selling prices. Costs related to the consolidation of a manufacturing facility and relocation of production lines to another company facility negatively impacted the second quarter and first six months of 2007 by approximately $2 million.

Expenses

Selling, general and administrative (SG&A) expense in the second quarter of 2007 was 16.7% of net sales compared to 17.5% of net sales in the prior-year period. For the first six months of 2007, SG&A expense was 17.5% of net sales compared to 17.6% of net sales in the prior-year period. For the first six months of 2007, SG&A expense included the previously mentioned $7 million pre-tax charge related to a legal settlement in the first quarter 2007. For both the second quarters and first six months of 2007 and 2006, SG&A expense was negatively impacted by charges of $2 million for expenses related to revised estimates for certain environmental remediation. These expenses are reflected in corporate expense and did not impact segment earnings.

Interest Expense, Net

Interest expense, net for the second quarter and first six months of 2007 was down slightly from the respective prior-year periods. Interest income included in interest expense, net was $4.1 million for the second quarter of 2007 and $3.8 million for the second quarter of 2006. Interest expense was $7.5 million in the second quarter of 2007 and $7.5 million in the second quarter of 2006. Interest income included in interest expense, net was $7.7 million for the first six months of

2007 compared to $8.0 million in the prior-year period. Interest expense was $14.7 million for the first six months of 2007 compared to $15.2 million in the prior-year period. The reduction in 2007 interest expense reflects lower average debt levels.

Income Taxes

The income tax provision in the second quarter and first six months of 2007 reflected an effective rate of 31% of pre-tax income compared to an effective rate in the prior-year periods of 29%. The increase in the effective rate over the prior-year periods reflects the effect of a net increase in U.S. income taxes on the Corporation’s overall blended tax rate. The effective rate for both years reflects benefits from our Puerto Rican manufacturing operations which has a significantly lower effective tax rate than the Corporation’s overall blended tax rate.

Net Earnings

Net earnings were $46.6 million, or $0.81 per basic share and $0.80 per diluted share, in the second quarter of 2007 compared to net earnings of $41.0 million, or $0.67 per basic share and $0.66 per diluted share, in the second quarter of 2006. For the first six months of 2007, net earnings were $83.7 million, or $1.44 per basic share and $1.42 per diluted share, compared to net earnings of $79.8 million, or $1.30 per basic share and $1.28 per diluted share. Net earnings for the first six months of 2007 include the negative impact of $7 million of pre-tax expenses related to a legal settlement in the first quarter of 2007 ($0.08 per share). Net earnings per share for the first six months of 2007 also reflects a benefit from lower shares outstanding due to the Corporation’s share repurchase activity.

Summary of Segment Results

Net Sales

	Quarter Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	In	% of Net	In	% of Net	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$418,033	82.4	$383,273	81.9	$807,199	82.2	$741,122	81.5
Steel Structures	57,082	11.3	51,457	11.0	110,112	11.2	104,185	11.4
HVAC	32,123	6.3	33,149	7.1	64,479	6.6	64,374	7.1

	$507,238	100.0	$467,879	100.0	$981,790	100.0	$909,681	100.0

Segment Earnings

	Quarter Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	In	% of Net	In	% of Net	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$73,155	17.5	$63,640	16.6	$138,056	17.1	$121,879	16.4
Steel Structures	8,880	15.6	7,013	13.6	17,782	16.1	15,345	14.7
HVAC	4,183	13.0	4,742	14.3	8,892	13.8	8,893	13.8

Segment earnings	86,218	17.0	75,395	16.1	164,730	16.8	146,117	16.1
Corporate expense	(15,943)		(14,934)		(36,919)		(27,727)
Interest expense, net	(3,446)		(3,708)		(6,997)		(7,175)
Other (expense) income, net	640		977		480		1,163

Earnings before income taxes	$67,469		$57,730		$121,294		$112,378

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

Electrical Segment

Electrical segment net sales in the second quarter of 2007 increased $34.8 million, or 9.1%, from the prior-year period. For the first six months of 2007, net sales for the Electrical segment were up $66.1 million, or 8.9%, on a year-over-year basis. The net sales increases reflect higher sales volume and price increases to offset higher material and energy costs. During the second quarter and first six months of 2007, the Electrical segment experienced solid demand in its key end markets of industrial maintenance and repair, utility distribution and non-residential commercial construction. Favorable foreign currency exchange accounted for approximately $7 million of the increase for the second quarter of 2007 and approximately $11 million of the increase for the first six months of 2007.

Electrical segment earnings in the second quarter of 2007 were up $9.5 million, or 15.0%, from the prior-year period. For the first six months of 2007, Electrical segment earnings increased $16.2 million, or 13.3%, on a year-over-year basis. The earnings improvements reflect the favorable impact of higher net sales volumes, operating efficiencies and our continued ability to offset higher material and energy costs through higher selling prices. During both the second quarter and first six months of 2007, segment earnings were negatively impacted by approximately $2 million for costs related to the consolidation of a manufacturing facility and relocation of production lines to another company facility.

Other Segments

Net sales in the second quarter of 2007 in our Steel Structures segment were up $5.6 million, or 10.9%, from the prior-year period. For the first six months of 2007, net sales increased $5.9 million, or 5.7%, on a year-over-year basis. These sales increases reflect higher sales of tubular steel structures and lower sales of lattice towers, which we source from third parties. In 2007, lattice tower sales were $0.8 million for the second quarter and $3.0 million for the first six months, approximately $6 million lower than the prior year for both periods. Steel Structures segment earnings in the second quarter of 2007 were up 26.6% to $8.9 million, or 15.6% of net sales. For the first six months of 2007, segment earnings increased 15.9% to $17.8 million, or 16.1% of net sales. The earnings growth was driven by the higher net volume and a more favorable project mix versus last year.

Net sales in our HVAC segment decreased slightly to $32.1 million in the second quarter of 2007. For the first six months of 2007, net sales were $64.5 million, essentially flat compared to the prior-year period. HVAC segment earnings in the second quarter of 2007 were down $0.6 million to $4.2 million, or 13.0% of net sales. HVAC segment earnings for the first six months of 2007 and 2006 were $8.9 million, or 13.8% of sales. The first half 2007 results reflect relatively flat market conditions.

Subsequent Events

On July 25, 2007, the Corporation acquired the Joslyn Hi-Voltage and Power Solutions businesses from Danaher Corporation for $280 million in cash. Joslyn Hi-Voltage offers a broad range of high voltage electric switches, reclosers, vacuum interruptor attachments and related products used mainly by electric utilities. Power Solutions offers a broad range of products and services designed to ensure a high quality, reliable flow of power to commercial and industrial customers for mission critical applications such as datacenters.

On July 6, 2007, the Corporation acquired Drilling Technical Supply SA (DTS), a privately held French manufacturer of explosion-proof lighting and electrical protection equipment, for approximately $20 million.

Liquidity and Capital Resources

We had cash and cash equivalents of $338.2 million and $371.0 million at June 30, 2007 and December 31, 2006, respectively.

The following table reflects the primary category totals in our Consolidated Statements of Cash Flows:

	Six Months Ended
	June 30,
	2007	2006

(In thousands)
Net cash provided by (used in) operating activities	$90,790	$29,291
Net cash provided by (used in) investing activities	(17,332)	269,496
Net cash provided by (used in) financing activities	(109,315)	(261,339)
Effect of exchange-rate changes on cash	3,041	1,248

Net increase (decrease) in cash and cash equivalents	$(32,816)	$38,696

Operating Activities

We had strong cash generation in the first six months of 2007 with cash flow from operations increasing significantly from the prior-year period. Cash provided by operating activities during the first six months of 2007 and 2006 was primarily attributable to net earnings of $83.7 million and $79.8 million, respectively, depreciation and amortization and the impact of changes in working capital. Depreciation and amortization during the first six months of 2007 and 2006 was $25.1 million and $24.1 million, respectively. Cash used for working capital declined significantly in 2007 compared to 2006. The inventory increase in 2006 reflected in part higher commodity prices, while in 2007 inventory increases have been minimal.

Investing Activities

During the first six months of 2007, we had capital expenditures totaling $17.6 million, compared to $22.3 million in the prior-year period. Additionally, during the first quarter of 2006, we converted a substantial portion of our marketable securities into cash equivalents.

Financing Activities

Cash used in financing activities included the repurchase of approximately 2.5 million common shares for approximately $133.0 million during the first six months of 2007 and 3.0 million common shares for $166.6 million during the first six months of 2006. Financing activities for the first six months of 2007 and 2006 also reflect $18.8 million and $46.8 million, respectively, of cash provided by exercised stock options. In addition, financing activities in the first six months of 2006 reflect cash used for debt repayments of $150.3 million.

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

At June 30, 2007, outstanding letters of credit, or similar financial instruments that reduce the amount available under the $300 million credit facility totaled $22.4 million. Letters of credit relate primarily to third-party insurance claims processing.

Other Credit Facilities

We have a EUR10 million (approximately US $13 million) committed revolving credit facility with a European bank that has an indefinite maturity. Availability under this facility is EUR10 million (approximately US $13 million) as of June 30, 2007. This credit facility contains standard covenants similar to those contained in the $300 million credit facility and standard events of default such as covenant default and cross-default.

At June 30, 2007, outstanding letters of credit, or similar financial instruments that reduce the amount available under the European credit facility totaled $0.4 million.

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

As of June 30, 2007, the aggregate availability of funds under our credit facilities was approximately $290.7 million, after deducting outstanding letters of credit. Availability is subject to the satisfaction of various covenants and conditions to borrowing. We currently do not have any borrowings under these facilities.

Credit Ratings

As of June 30, 2007, we had investment grade credit ratings from Standard & Poor’s, Moody’s Investor Service and Fitch Ratings on our senior unsecured debt. Should these credit ratings drop, repayment under our credit facilities and securities will not be accelerated; however, our credit costs may increase. Similarly, if our credit ratings improve, we could potentially have a decrease in our credit costs. The maturity of any of our debt securities does not accelerate in the event of a credit downgrade.

Debt Securities

Thomas & Betts had the following senior unsecured debt securities outstanding as of June 30, 2007:

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

Other

In July 2006, the Corporation’s Board of Directors approved a share repurchase plan that authorized the Corporation to buy up to 3,000,000 of its common shares. During May 2007, the Corporation repurchased, through open-market transactions, 500,000 common shares with available cash resources that completed all common share repurchases authorized by the July 2006 plan.

In March 2007, the Corporation’s Board of Directors approved a share repurchase plan that authorizes the Corporation to buy an additional 3,000,000 of its common shares. During May and June 2007, the Corporation repurchased, through open-market transactions, 200,700 common shares with available cash resources leaving 2,799,300 shares that can be repurchased under this authorization. The timing of future repurchases, if any, will depend upon a variety of factors including market conditions. This authorization expires in March 2009.

The Corporation does not currently pay cash dividends. Future decisions concerning the payment of cash dividends on the common stock will depend upon our results of operations, financial condition, capital expenditure plans and other factors that the Board of Directors may consider relevant.

We currently fund expenditures for capital requirements as well as other liquidity needs from a combination of cash generated from operations and existing cash balances. We used existing cash balances to fund the previously mentioned July acquisitions that had total purchase prices of approximately $300 million.

Going forward, we have the flexibility to meet our liquidity needs with a combination of cash generated from operations and existing cash balances, the use of our credit facilities, plus issuances of debt or equity securities. From time to time, we may access the public capital markets if terms, rates and timing are acceptable. We have an effective shelf registration statement that will permit us to issue an aggregate of $325 million of senior unsecured debt securities, common stock and preferred stock.

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance sheet arrangements.

Refer to Note 10 in the Notes to Consolidated Financial Statements for information regarding our guarantee and indemnification arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Financial Instruments

Thomas & Betts could be exposed to market risk from future changes in interest rates, raw material prices and foreign exchange rates. At times, we may enter into various derivative instruments to manage certain of these risks. We do not enter into derivative instruments for speculative or trading purposes. We currently do not have any derivative instruments outstanding.

For the period ended June 30, 2007, the Corporation has not experienced any material changes since December 31, 2006 in market risk that affect the quantitative and qualitative disclosures presented in our 2006 Annual Report on Form 10-K.

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

(b)	Changes in Internal Control over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the second quarter of 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

In July 2006, the Corporation’s Board of Directors approved a share repurchase plan that authorized the Corporation to buy up to 3,000,000 of its common shares. During May 2007, the Corporation repurchased, through open-market transactions, 500,000 common shares with available cash resources that completed all common share repurchases authorized by the July 2006 plan.

In March 2007, the Corporation’s Board of Directors approved a share repurchase plan that authorizes the Corporation to buy an additional 3,000,000 of its common shares. During May and June 2007, the Corporation repurchased, through open-market transactions, 200,700 common shares with available cash resources leaving 2,799,300 shares that can be repurchased under this authorization. The timing of future repurchases, if any, will depend upon a variety of factors including market conditions. This authorization expires in March 2009.

Issuer Purchases of Equity Securities

				Maximum
			Total Number	Number
			of Common	of Common
			Shares	Shares
	Total	Average	Purchased	that May
	Number of	Price Paid	as Part of	Yet Be
	Common	per	Publicly	Purchased
	Shares	Common	Announced	Under
Period	Purchased	Share	Plans	the Plans

July 2006 Plan
May 15, 2007 to May 31, 2007	500,000	$56.26	500,000	—

Total for the quarter ended June 30, 2007	500,000	$56.26	500,000	—

March 2007 Plan
May 31, 2007	700	$57.89	700	2,999,300
June 7, 2007 to June 8, 2007	200,000	$56.12	200,000	2,799,300

Total for the quarter ended June 30, 2007	200,700	$56.13	200,700	2,799,300

Item 4.	Submission of Matters to a Vote of Security Holders

The matters which were voted upon at the Registrant’s Annual Meeting of Shareholders held May 2, 2007, and the results of the voting are set forth below.

1.	Nominees for Director	For	Withheld

	Ernest H. Drew	53,053,040	765,248
	Jeananne K. Hauswald	53,111,537	706,751
	Dean Jernigan	53,301,003	517,285
	Ronald B. Kalich, Sr.	53,300,427	517,861
	Kenneth R. Masterson	53,108,428	709,860
	Dominic J. Pileggi	53,043,917	774,371
	Jean-Paul Richard	53,101,947	716,341
	Kevin L. Roberg	53,284,049	534,239
	David D. Stevens	52,205,236	1,613,052
	William H. Waltrip	53,098,222	720,066

2.	For the proposal to ratify the appointment of KPMG LLP as the independent registered public accounting firm, received:
	For	52,810,382
	Against	912,558
	Abstentions	95,348
	Broker non-votes	0

Item 6.	Exhibits

The Exhibit Index that follows the signature page of this Report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Thomas & Betts Corporation
(Registrant)

By:	/s/ Kenneth W. Fluke
Kenneth W. Fluke
Senior Vice President and
Chief Financial Officer
(principal financial officer)

Date: August 7, 2007

EXHIBIT INDEX

Exhibit No.		Description of Exhibit

10	.1†	Approval of Incentive Payments (Incorporated by reference to Item 1.01 of the Current Report on Form 8-K dated February 6, 2007).
10.2		Purchase and Sale Agreement dated as of July 25, 2007, between the Corporation as Purchaser and Joslyn Holding Company, Danaher UK Industries Limited, and Joslyn Canada as Sellers (Incorporated by reference to Item 2.01 of the Current Report on Form 8-K dated July 25, 2007).
12		Statement re Computation of Ratio of Earnings to Fixed Charges
31.1		Certification of Principal Executive Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2		Certification of Principal Financial Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1		Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. § 1350 and not filed as part of the Report or as a separate disclosure document.
32.2		Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. § 1350 and not filed as part of the Report or as a separate disclosure document.

†	Management contract or compensatory plan or arrangement.