Form 10-Q
period 2007-09-30
THOMAS & BETTS CORP
filed 2007-11-06
CIK 97854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Title of Each Class	at November 1, 2007

Common Stock, $.10 par value	57,945,020

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

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	$552,704	$473,401	$1,534,494	$1,383,082
Cost of sales	381,991	326,396	1,064,352	957,922

Gross profit	170,713	147,005	470,142	425,160
Selling, general and administrative	88,759	80,780	260,620	241,080

Earnings from operations	81,954	66,225	209,522	184,080
Income from unconsolidated companies	7	35	250	570
Interest expense, net	(5,759)	(4,122)	(12,756)	(11,297)
Other (expense) income, net	(1,925)	484	(1,445)	1,647

Earnings before income taxes	74,277	62,622	195,571	175,000
Income tax provision	23,026	18,160	60,627	50,750

Net earnings	$51,251	$44,462	$134,944	$124,250

Earnings per share:
Basic	$0.89	$0.75	$2.33	$2.05
Diluted	$0.88	$0.74	$2.30	$2.01
Average shares outstanding:
Basic	57,544	59,573	58,004	60,686
Diluted	58,309	60,412	58,796	61,707

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$104,679	$370,968
Marketable securities	242	371
Receivables, net	295,324	204,270
Inventories:
Finished goods	114,322	107,786
Work-in-process	37,003	27,408
Raw materials	117,184	83,342

Total inventories	268,509	218,536

Deferred income taxes	50,566	60,611
Prepaid expenses	13,627	13,614

Total Current Assets	732,947	868,370

Property, plant and equipment:
Land	20,035	17,042
Buildings	194,570	183,323
Machinery and equipment	652,622	621,272
Construction-in-progress	14,763	14,409

Gross property, plant and equipment	881,990	836,046
Less accumulated depreciation	(603,392)	(568,846)

Net property, plant and equipment	278,598	267,200

Goodwill and other intangibles	792,810	507,038
Investments in unconsolidated companies	115,178	115,726
Deferred income taxes	45,208	42,811
Other assets	31,901	29,078

Total Assets	$1,996,642	$1,830,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$115,692	$719
Accounts payable	192,523	144,844
Accrued liabilities	126,310	96,611
Income taxes payable	11,053	6,355

Total Current Liabilities	445,578	248,529

Long-Term Liabilities:
Long-term debt	272,521	386,912
Accrued pension plan liability	45,968	46,028
Deferred income taxes	10,866	10,376
Other long-term liabilities	61,669	70,019
Contingencies (Note 10)
Shareholders’ Equity:
Common stock	5,760	5,924
Additional paid-in capital	202,050	294,502
Retained earnings	953,725	818,781
Accumulated other comprehensive income	(1,495)	(50,848)

Total Shareholders’ Equity	1,160,040	1,068,359

Total Liabilities and Shareholders’ Equity	$1,996,642	$1,830,223

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006

Cash Flows from Operating Activities:
Net earnings	$134,944	$124,250
Adjustments:
Depreciation and amortization	40,334	35,568
Deferred income taxes	15,811	18,663
Share-based compensation expense	10,558	6,584
Incremental tax benefits from share-based payments	(6,104)	(9,087)
Changes in operating assets and liabilities, net (a):
Receivables	(53,131)	(45,182)
Inventories	(9,951)	(35,757)
Accounts payable	11,539	1,019
Accrued liabilities	15,236	366
Income taxes payable	4,007	(5,814)
Other	1,148	17,781

Net cash provided by (used in) operating activities	164,391	108,391

Cash Flows from Investing Activities:
Purchases of businesses	(304,855)	(33,286)
Purchases of property, plant and equipment	(26,377)	(30,498)
Proceeds from sale of property, plant and equipment	220	193
Marketable securities acquired	(48)	(121,665)
Proceeds from marketable securities	181	413,379

Net cash provided by (used in) investing activities	(330,879)	228,123

Cash Flows from Financing Activities:
Repurchase of common shares	(132,958)	(166,554)
Stock options exercised	22,230	48,055
Repayment of long-term debt and other borrowings	(266)	(150,313)
Incremental tax benefits from share-based payments	6,104	9,087

Net cash provided by (used in) financing activities	(104,890)	(259,725)

Effect of exchange-rate changes on cash	5,089	2,222

Net increase (decrease) in cash and cash equivalents	(266,289)	79,011
Cash and cash equivalents, beginning of period	370,968	216,742

Cash and cash equivalents, end of period	$104,679	$295,753

Cash payments for interest	$18,803	$23,880
Cash payments for income taxes	$41,511	$34,777

(a)	Net of foreign exchange and acquisition effects

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary for the fair presentation of the Corporation’s financial position as of September 30, 2007 and December 31, 2006 and the results of operations and cash flows for the periods ended September 30, 2007 and 2006.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to prior periods to conform to the current year presentation of segment disclosures.

2.	Basic and Diluted Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

(In thousands, except per share data)
Net earnings	$51,251	$44,462	$134,944	$124,250

Basic shares:
Average shares outstanding	57,544	59,573	58,004	60,686

Basic earnings per share	$0.89	$0.75	$2.33	$2.05

Diluted shares:
Average shares outstanding	57,544	59,573	58,004	60,686
Additional shares on the potential dilution from stock options and nonvested restricted stock	765	839	792	1,021

	58,309	60,412	58,796	61,707

Diluted earnings per share	$0.88	$0.74	$2.30	$2.01

The Corporation had stock options that were out-of-the-money which were excluded because of their anti-dilutive effect of 0.2 million shares of common stock for the third quarter of 2007 and 0.8 million shares of common stock for the third quarter of 2006. Out-of-the-money options were 0.3 million shares of common stock for the first nine months of 2007 and 0.7 million shares of common stock for the first nine months of 2006.

3.	Share-Based Payment Arrangements

In the third quarter of 2007, share-based compensation expense, net of tax, of $1.4 million ($0.02 per basic and diluted share) was charged against income and $1.5 million ($0.03 per basic and diluted share) was charged against income during the third quarter of 2006. Share-based compensation expense, net of tax, of $6.5 million ($0.11 per basic and diluted share) was charged against income during the first nine months of 2007 and $4.1 million ($0.07 per basic and diluted share) was charged against income during the first nine months of 2006.

During the second quarter of 2007, the Corporation, under its Non-Employee Directors Equity Compensation Plan, granted non-employee members of the Board of Directors a total of 8,028 shares of common stock with a grant date fair value of $56.00 that vested upon issuance. The stock awards were in lieu of stock option awards. Compensation expense, net of tax, of $0.3 million associated with these stock awards was recognized as of the second quarter grant date and expensed to SG&A.

Share-based compensation expense, net of tax, for the full year 2006 was $7.4 million ($0.12 per basic and diluted share) for stock options and nonvested restricted stock. The Corporation does not anticipate a significant change in share-based compensation expense, net of tax, for the full year 2007.

During the first nine months of 2007, the Corporation granted 404,282 stock options with a weighted average grant date fair value of $16.92 and had 808,262 stock options exercised at a weighted average exercise price of $27.63. Also, during the first nine months of 2007, the Corporation granted 135,645 shares of nonvested restricted stock with a weighted average grant date fair value of $48.43.

4.	Income Taxes

The Corporation’s income tax provision for the third quarter of 2007 was $23.0 million, or an effective rate of 31% of pre-tax income, compared to a tax provision in the third quarter of 2006 of $18.2 million, or an effective rate of 29% of pre-tax income. The Corporation’s income tax provision for the first nine months of 2007 was $60.6 million, or an effective rate of 31% of pre-tax income, compared to a tax provision in the first nine months of 2006 of $50.8 million, or an effective rate of 29% of pre-tax income. The increase in the effective rate over the prior-year periods reflects the effect of a net increase in U.S. income taxes on the Corporation’s overall blended tax rate. The effective rate for both years reflects benefits from our Puerto Rican manufacturing operations which has a significantly lower effective tax rate than the Corporation’s overall blended tax rate.

The Corporation had net deferred tax assets totaling $84.9 million as of September 30, 2007 and $93.0 million as of December 31, 2006. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income. Management believes that it is more-likely-than-not that future taxable income, based on tax laws in effect as of September 30, 2007, will be sufficient to realize the recorded deferred tax assets, net of any valuation allowance.

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

The Corporation’s tax years are open for all U.S. state and federal jurisdictions from 2004 through 2006. Certain state tax years remain open for 2001, 2002 and 2003 filings. International statutes vary widely and the open years range from 2001 through 2006. Taxing authorities have the ability to review prior tax years to the extent net operating loss and tax credit carryforwards relate to open tax years.

5.	Comprehensive Income

Total comprehensive income and its components are as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

(In thousands)
Net earnings	$51,251	$44,462	$134,944	$124,250
Foreign currency translation adjustments	22,721	6,466	46,304	19,192
Amortization of unrecognized pension and other postretirement costs, net of tax	1,017	—	3,052	—
Unrealized gains (losses) on marketable securities, net of tax	(1)	(1)	(3)	(8)

Comprehensive income	$74,988	$50,927	$184,297	$143,434

6.	Derivative Instruments

The Corporation is exposed to market risk from changes in raw material prices, interest rates and foreign-exchange rates. At times, the Corporation may enter into various derivative instruments to manage certain of those risks. The Corporation does not enter into derivative instruments for speculative or trading purposes.

Interest Rate Swap Agreements

As of September 30, 2007 and December 31, 2006, the Corporation had no outstanding interest rate swap agreements. This results in all of the Corporation’s outstanding unsecured notes having fixed interest rates. In certain past periods, the Corporation has entered into interest rate swap agreements that effectively converted fixed interest rates associated with certain of its debt securities to floating interest rates. The interest rate swaps qualified for the short-cut method of accounting for a fair valued hedge under SFAS No. 133. The amount paid or received under the interest rate swap agreements was recorded as a component of net interest expense. Interest expense, net includes expense of $0.2 million and $0.8 million associated with interest rate swap agreements for the quarter ended September 30, 2006 and first nine months of 2006, respectively. See Note 14 — Subsequent Events.

Commodities Futures Contracts

As of September 30, 2007 and December 31, 2006, the Corporation had no outstanding commodities futures contracts. The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, copper, zinc, resins and rubber compounds. At times, some of the risk associated with usage of aluminum, copper and zinc has been mitigated through the use of futures contracts that fixed the price the Corporation paid for a commodity. Mark-to-market gains and losses for commodities futures, if any, were recorded in cost of sales. Cost of sales reflects a loss of $0.5 million for the first nine months of 2006, related to mark-to-market adjustments for commodities futures contracts. There were no such adjustments in the third quarter of 2006.

Forward Foreign Exchange Contracts

The Corporation had no outstanding forward sale or purchase contracts as of September 30, 2007 and December 31, 2006. From time to time, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of foreign currencies.

7.	Debt

The Corporation’s long-term debt at September 30, 2007 and December 31, 2006 was:

	September 30,	December 31,
	2007	2006

(In thousands)
Unsecured notes
6.63% Notes due 2008	$114,922	$114,821
6.39% Notes due 2009	149,926	149,887
7.25% Notes due 2013	120,746	120,192
Other, including capital leases	2,619	2,731

Long-term debt (including current maturities)	388,213	387,631
Less current portion	115,692	719

Long-term debt	$272,521	$386,912

The indentures underlying the unsecured notes above contain standard covenants such as restrictions on mergers, liens on certain property, sale-leaseback of certain property and funded debt for certain subsidiaries. The indentures also include standard events of default such as covenant default and cross-acceleration.

As of September 30, 2007, the Corporation had a $300 million committed revolving credit facility. No borrowings were outstanding under this facility as of September 30, 2007 and December 31, 2006. See Note 14 — Subsequent Events.

Outstanding letters of credit which reduced availability under the credit facility amounted to $22.0 million at September 30, 2007. The letters of credit relate primarily to third-party insurance claims processing.

The Corporation has a EUR10 million (approximately US $14 million) committed revolving credit facility with a European bank. The Corporation pays an annual unused commitment fee of 20 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants similar to those contained in the $300 million credit agreement and standard events of default such as covenant default and cross-default. This facility has an indefinite maturity and no borrowings were outstanding as of September 30, 2007 and December 31, 2006.

Outstanding letters of credit which reduced availability under the European credit facility amounted to $0.5 million at September 30, 2007.

As of September 30, 2007, the Corporation’s aggregate availability of funds under its credit facilities is approximately $291.6 million, after deducting outstanding letters of credit. The

Corporation has the option, at the time of drawing funds under any of the credit facilities, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank.

8.	Pension and Other Postretirement Benefits

Net periodic cost for the Corporation’s pension and other postretirement benefits included the following components:

	Quarter Ended
			Other
			Postretirement
	Pension Benefits		Benefits
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

(In thousands)
Service cost	$2,862	$2,494	$29	$20
Interest cost	5,500	5,439	245	232
Expected return on plan assets	(7,420)	(7,130)	—	—
Plan net loss (gain)	1,043	1,541	141	83
Prior service cost (gain)	265	250	(56)	(68)
Transition obligation (asset)	(4)	—	192	187

Net periodic pension cost	$2,246	$2,594	$551	$454

	Nine Months Ended
			Other
			Postretirement
	Pension Benefits		Benefits
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

(In thousands)
Service cost	$8,338	$7,665	$88	$107
Interest cost	16,414	16,180	735	732
Expected return on plan assets	(22,259)	(21,421)	—	—
Plan net loss (gain)	3,128	4,646	422	383
Prior service cost (gain)	794	721	(168)	(168)
Transition obligation (asset)	(12)	(13)	575	575

Net periodic pension cost	$6,403	$7,778	$1,652	$1,629

Contributions to our qualified pension plans during the quarter and nine months ended September 30, 2007 and 2006 were not significant. We expect required contributions during the remainder of 2007 to our qualified pension plans to be minimal.

During the third quarter 2007, the Board of Directors of the Corporation approved an amendment of The Thomas & Betts Pension Plan that precludes entry to employees hired after December 31, 2007. It also precludes re-entry for employees who lose eligibility at any time after

December 31, 2007 (collectively the “Affected Employees”). Effective January 1, 2008, the Corporation has amended the Thomas & Betts Employees’ Investment Plan to provide a 3% non-elective company contribution to the Affected Employees in addition to the existing company match.

9.	Segment Disclosures

The Corporation has three reportable segments: Electrical, Steel Structures and HVAC. The Electrical segment designs, manufactures and markets thousands of different electrical connectors, components and other products for electrical, utility and communications applications. The Steel Structures segment designs, manufactures and markets highly engineered tubular steel transmission and distribution poles. The Corporation also markets lattice steel transmission towers for North American power and telecommunications companies which is currently sourced from third parties. The HVAC segment designs, manufactures and markets heating and ventilation products for commercial and industrial buildings.

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

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

(In thousands)
Net Sales
Electrical	$461,585	$389,433	$1,268,784	$1,130,555
Steel Structures	57,959	53,516	168,071	157,701
HVAC	33,160	30,452	97,639	94,826

Total	$552,704	$473,401	$1,534,494	$1,383,082

Segment Earnings
Electrical	$80,491	$66,699	$218,547	$188,578
Steel Structures	9,976	9,076	27,758	24,421
HVAC	5,417	4,111	14,309	13,004

Segment earnings	95,884	79,886	260,614	226,003
Corporate expense	(13,923)	(13,626)	(50,842)	(41,353)
Interest expense, net	(5,759)	(4,122)	(12,756)	(11,297)
Other (expense) income, net	(1,925)	484	(1,445)	1,647

Earnings before income taxes	$74,277	$62,622	$195,571	$175,000

10.	Contingencies

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

In October 2007, the trial court granted the Kaiser plaintiffs’ motion for a new trial. No trial date has been set. The Corporation will appeal this trial court decision.

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

The following table provides the changes in the Corporation’s accruals for estimated product warranties:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

(In thousands)
Balance at beginning of period	$1,412	$1,770	$1,737	$1,478
Acquired liabilities for warranties	2,070	—	2,070	—
Liabilities accrued for warranties issued during the period	520	130	1,142	693
Deductions for warranty claims paid during the period	(519)	(441)	(1,751)	(981)
Changes in liability for pre-existing warranties during the period, including expirations	179	54	464	323

Balance at end of period	$3,662	$1,513	$3,662	$1,513

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

In March 2007, the Corporation’s Board of Directors approved a share repurchase plan that authorizes the Corporation to buy an additional 3,000,000 of its common shares. The Corporation did not repurchase any shares during the quarter ended September 30, 2007, leaving 2,799,300 shares that can be repurchased under this authorization. The timing of future repurchases, if any, will depend upon a variety of factors including market conditions. This authorization expires in March 2009.

12.	Acquisitions

On July 25, 2007 the Corporation acquired the Joslyn Hi-Voltage and Power Solutions businesses from Danaher Corporation for $280 million in cash, plus approximately $2 million in cash for working capital adjustments. The results of these operations have been included in the consolidated financial statements of the Corporation since the acquisition date. Joslyn Hi-Voltage offers a broad range of high voltage vacuum interrupter attachments, electric switches, reclosers, and related products used mainly by electric utilities. Joslyn Hi-Voltage provides the Corporation with a strong utility market position in specialty hi-voltage overhead power distribution products that complement our underground Elastimold product portfolio. Power Solutions offers a broad range of products and services designed to ensure a high quality, reliable flow of power to commercial and industrial customers for mission critical applications such as data centers. Power Solutions enables us to develop a niche business platform in energy management and controls that has favorable long-term growth prospects. Both businesses have excellent branded positions and attractive margin structures.

Pro forma net sales of the combined Corporation, as if the acquisition had occurred at the beginning of each period, were $560 million and $508 million for the quarters ended September 30, 2007 and 2006, respectively, and $1.6 billion and $1.5 billion for the nine months ended September 30, 2007 and 2006, respectively. Pro forma net earnings and pro forma earnings per share of the combined Corporation for each of these periods, as if the acquisition had occurred at the beginning of each period, would not have been materially different from reported results.

The following table summarizes preliminary estimates and assumptions of fair values for the assets acquired and liabilities assumed at the date of acquisition. The Corporation is in the process of determining valuations for certain tangible and intangible assets; and, as a result, the preliminary allocation of the purchase price is subject to further refinement. The final purchase price allocation may result in different allocations for tangible and intangible assets and different depreciation and amortization expense than that reflected in the consolidated financial statements of the Corporation.

July
2007
(In millions)

Current assets (primarily receivables and inventories)	$51
Property, plant and equipment	7
Goodwill and other intangible assets	258

Total asset acquired	316
Current liabilities	(34)

Net assets acquired	$282

Of the $258 million of goodwill and other intangible assets, approximately $32 million has been assigned to intangible assets with infinite lives (consisting of trade/brand names) and approximately $44 million has been assigned to intangible assets with estimated lives ranging from approximately 6 months to 19 years (consisting of backlog, customer relations, patents and technology, and non-compete arrangements). Additionally, approximately $1 million was assigned to in-process research and development assets and expensed as of the acquisition date. Goodwill and other intangible assets are expected to be deductible for tax purposes. All of the goodwill and other intangible assets have been assigned to the Corporation’s Electrical segment. Amortization of other intangible assets and the write-off of in-process research and development assets are included in selling, general and administrative expenses in the Corporation’s consolidated statement of operations.

On July 6, 2007, the Corporation acquired Drilling Technical Supply SA (DTS), a privately held French manufacturer of explosion-proof lighting and electrical protection equipment, for approximately $23 million in cash. The purchase price allocation resulted in goodwill of approximately $6 million and other intangible assets of approximately $9 million, all of which was assigned to the Corporation’s Electrical segment.

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

14.	Subsequent Events

Acquisition

On November 5, 2007, the merger of Lamson & Sessions Co. (“LMS”) with and into T&B Acquisition II Corp. (“Merger Sub”), a wholly owned subsidiary of Thomas & Betts Corporation (“Parent”) was consummated. LMS is a North American supplier of non-metallic electrical boxes, fittings, flexible conduit and industrial PVC pipe. As a result of the merger, LMS became a wholly owned subsidiary of Thomas & Betts Corporation. The transaction was consummated pursuant to the terms of the Agreement and Plan of Merger dated August 15, 2007. As a result of the merger, the prior shareholders of LMS received $27.00 in cash for each common share. The total consideration paid was approximately $450 million. The merger consideration paid was obtained by Thomas & Betts Corporation through the use of its credit facility.

$750 million credit facility

On October 16, 2007, the Corporation amended and restated its unsecured, senior credit facility. No material changes were made in the amendment process other than increasing the amount of available credit, the term of the facility, and the timing of the applicable Maximum Leverage Ratios. The unsecured, amended and restated revolving credit facility has total availability of $750,000,000, through a five year term expiring on October 15, 2012. Prior to this amendment, our facility had total availability of $300,000,000 through a five-year term expiring on December 18, 2011. All borrowings and other extensions of credit under our revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the revolving credit facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility. The Corporation used the facility to help finance the transaction with LMS which closed on November 5, 2007.

Under the revolving credit facility agreement, the Corporation selected an interest rate on its initial draw of the revolver based on the one-month London Interbank Offered Rate (“LIBOR”) plus a margin based on the Corporation’s debt rating. Fees for access to the facility, LIBOR loans, and letters of credit under the facility are based on a pricing grid related to the Corporation’s debt ratings with Moody’s, S&P, and Fitch during the term of the facility.

The Corporation’s amended and restated revolving credit facility requires that it maintain:

•	a Maximum Leverage Ratio of 4.00 to 1.00 from October 16, 2007 through December 31, 2008, then a ratio of 3.75 to 1.00 thereafter; and

•	a Minimum Interest Coverage Ratio of 3.00 to 1.00.

It also contains customary covenants that could restrict the Corporation’s ability to: incur additional indebtedness; grant liens; make investments, loans, or guarantees; declare dividends; or repurchase company stock.

Interest rate swap

On October 1, 2007, the Corporation entered into a forward-starting interest rate swap for a notional amount of $390 million. The notional amount amortizes to $325 million on December 15, 2010, $200 million on December 15, 2011 and $0 on October 1, 2012. The interest rate swap partially hedges the Corporation’s exposure on the initial draw-down of its $750 million credit facility to variability in total cash flows from future changes in one-month LIBOR. The Corporation has designated the interest rate swap as a cash flow hedge for accounting purposes. As of the merger date of Lamson & Sessions Co., the Corporation will receive variable one-month LIBOR and will pay a fixed rate of approximately 5%.

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

primarily associated with foreign net operating loss carryforwards and foreign income tax credit carryforwards. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income. Management believes that it is more-likely-than-not that future taxable income, based on enacted tax law in effect as of September 30, 2007, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances.

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

2007 Outlook

We expect low-double-digit sales growth for the full year 2007 compared to 2006, including the impact of the completed acquisitions. We are also reaffirming our earnings guidance of between $3.15 to $3.20 per diluted share for the full year 2007, which includes a negligible earnings impact from the completed acquisitions. This guidance includes an eight cent per share legal settlement charge taken in the first quarter and the effect of the Corporation’s share repurchase activity. This guidance does not include any impact from the Lamson & Sessions Co. acquisition which closed on November 5, 2007.

Our 2007 guidance assumes the following for the fourth quarter:

•	Continued solid demand in most of our key markets;

•	A minor impact of commodity-related price increases on year-over-year sales growth;

•	Continued strength in foreign currencies versus the U.S. dollar;

•	Steel Structures segment sales roughly at capacity. Note that fourth quarter of 2006 included approximately $11 million dollars of lattice tower sales, which we do not expect to repeat in 2007;

•	Corporate expense of approximately $14 million;

•	Net interest expense of approximately $6 million, before considering the impact of the Lamson & Sessions Co. acquisition;

•	A 31% effective income tax rate; and,

•	Approximately 58.5 million fully diluted average shares outstanding.

We expect capital expenditures to approach $40 million for the full year 2007. Capital expenditures in 2007 include investment to expand tubular steel structures sales capacity by $15-$20 million annually beginning in 2008.

The key risks we may face for the remainder of 2007 include the potential negative impact of rising and volatile commodity and energy costs and higher interest rates on capital spending in the markets we serve.

Summary of Consolidated Results

	Quarter Ended September 30,
	2007		2006
		% of Net		% of Net
	In Thousands	Sales	In Thousands	Sales

Net sales	$552,704	100.0	$473,401	100.0
Cost of sales	381,991	69.1	326,396	68.9

Gross profit	170,713	30.9	147,005	31.1
Selling, general and administrative	88,759	16.1	80,780	17.1

Earnings from operations	81,954	14.8	66,225	14.0
Income from unconsolidated companies	7	—	35	—
Interest expense, net	(5,759)	(1.0)	(4,122)	(0.9)
Other (expense) income, net	(1,925)	(0.4)	484	0.1

Earnings before income taxes	74,277	13.4	62,622	13.2
Income tax provision	23,026	4.1	18,160	3.8

Net earnings	$51,251	9.3	$44,462	9.4

Earnings per share:
Basic	$0.89		$0.75

Diluted	$0.88		$0.74

	Nine Months Ended September 30,
	2007		2006
		% of Net		% of Net
	In Thousands	Sales	In Thousands	Sales

Net sales	$1,534,494	100.0	$1,383,082	100.0
Cost of sales	1,064,352	69.4	957,922	69.3

Gross profit	470,142	30.6	425,160	30.7
Selling, general and administrative	260,620	16.9	241,080	17.4

Earnings from operations	209,522	13.7	184,080	13.3
Income from unconsolidated companies	250	—	570	0.1
Interest expense, net	(12,756)	(0.9)	(11,297)	(0.8)
Other (expense) income, net	(1,445)	(0.1)	1,647	0.1

Earnings before income taxes	195,571	12.7	175.000	12.7
Income tax provision	60,627	3.9	50,750	3.7

Net earnings	$134,944	8.8	$124,250	9.0

Earnings per share:
Basic	$2.33		$2.05

Diluted	$2.30		$2.01

2007 Compared with 2006

Overview

Net sales in the third quarter and in the first nine months of 2007 increased from the respective prior-year periods for the Corporation. The increase in net sales for both periods reflected volume increases and higher prices to offset material and energy costs. In addition, acquisitions completed in the third quarter 2007 and foreign currency contributed to the increase in net sales for both periods.

Operating earnings in the third quarter and in first nine months of 2007 were up from the respective prior-year periods. These results reflect higher sales levels and the Corporation’s continuing ability to recover higher material and energy costs through price increases. Operating earnings in the first nine months of 2007 included a $7 million first quarter charge related to a legal settlement involving a commercial dispute on a product line we no longer market.

Third quarter 2007 earnings were $0.88 per diluted share compared to $0.74 per diluted share in the third quarter of the prior year. Earnings in the first nine months of 2007 were $2.30 per diluted share compared to $2.01 per diluted share in the first nine months of 2006. Earnings in the first nine months of 2007 include a charge of $0.08 per share related to the first quarter legal settlement.

Net Sales and Gross Profit

Net sales in the third quarter of 2007 were $552.7 million, up $79.3 million, or 16.8%, from the prior-year period. Favorable foreign currency exchange accounted for approximately $11.5 million of the increase. For the first nine months of 2007, net sales were $1.5 billion, up $151.4 million, or 11.0%, from the prior-year period. Favorable foreign currency exchange accounted for approximately $24.0 million of the increase. During the third quarter of 2007, net sales were positively impacted by $33.6 million related to acquisitions completed in July. The net sales increase also reflected volume increases and higher prices to offset material and energy costs for both the quarter and year to date periods.

Gross profit in the third quarter of 2007 was 30.9% of net sales, which was in line on a percentage basis with the prior-year quarter and nine months. The Corporation continues to offset higher material and energy costs with increased selling prices. Costs related to the consolidation of a manufacturing facility and relocation of production lines to another company facility negatively impacted the first nine months of 2007 by approximately $2 million.

Expenses

Selling, general and administrative (SG&A) expense in the third quarter of 2007 was 16.1% of net sales compared to 17.1% of net sales in the prior-year period. For the first nine months of 2007, SG&A expense was 16.9% of net sales compared to 17.4% of net sales in the prior-year period, reflecting the effect of higher current year sales levels. For the first nine months of 2007, SG&A expense included the previously mentioned $7 million pre-tax charge related to a legal settlement in the first quarter 2007. This charge was reflected in corporate expense and did not impact segment earnings.

The acquisitions completed in July 2007 had a negligible impact on earnings from operations in the third quarter of 2007, reflecting approximately $4 million in pre-tax acquisition accounting related expenses.

Interest Expense, Net

Interest expense, net for the third quarter of 2007 increased to $5.8 million compared to $4.1 million in the prior-year period, primarily due to lower interest income reflecting lower cash balances due to the acquisitions completed in the quarter. Interest income included in interest expense, net was $1.4 million for the third quarter of 2007 and $3.2 million for the third quarter of 2006. Interest expense was $7.2 million in the third quarter of 2007 and $7.3 million in the third quarter of 2006. For the first nine months of 2007, interest income included in interest expense, net was $9.1 million compared to $11.3 million in the prior-year period. Interest expense was $21.9 million for the first nine months of 2007 compared to $22.6 million in the prior-year period.

Income Taxes

The income tax provision in the third quarter and first nine months of 2007 reflected an effective rate of 31% of pre-tax income compared to an effective rate in the prior-year periods of 29%. The increase in the effective rate over the prior-year periods reflects the effect of a net increase in U.S. income taxes on the Corporation’s overall blended tax rate. The effective rate for both years reflects benefits from our Puerto Rican manufacturing operations which has a significantly lower effective tax rate than the Corporation’s overall blended tax rate.

Net Earnings

Net earnings were $51.3 million, or $0.89 per basic share and $0.88 per diluted share, in the third quarter of 2007 compared to net earnings of $44.5 million, or $0.75 per basic share and $0.74 per diluted share, in the third quarter of 2006. For the first nine months of 2007, net earnings were $134.9 million, or $2.33 per basic share and $2.30 per diluted share, compared to net earnings of $124.3 million, or $2.05 per basic share and $2.01 per diluted share. Net earnings for the first nine months of 2007 include the negative impact of $7 million of pre-tax expenses related to a legal settlement in the first quarter of 2007 ($0.08 per share). Net earnings per share for the first nine months of 2007 also reflects a benefit from lower shares outstanding due to the Corporation’s share repurchase activity.

Summary of Segment Results

Net Sales

	Quarter Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	In	% of Net	In	% of Net	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$461,585	83.5	$389,433	82.3	$1,268,784	82.7	$1,130,555	81.7
Steel Structures	57,959	10.5	53,516	11.3	168,071	10.9	157,701	11.4
HVAC	33,160	6.0	30,452	6.4	97,639	6.4	94,826	6.9

	$552,704	100.0	$473,401	100.0	$1,534,494	100.0	$1,383,082	100.0

Segment Earnings

	Quarter Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	In	% of Net	In	% of Net	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$80,491	17.4	$66,699	17.1	$218,547	17.2	$188,578	16.7
Steel Structures	9,976	17.2	9,076	17.0	27,758	16.5	24,421	15.5
HVAC	5,417	16.3	4,111	13.5	14,309	14.7	13,004	13.7

Segment earnings	95,884	17.3	79,886	16.9	260,614	17.0	226,003	16.3
Corporate expense	(13,923)		(13,626)		(50,842)		(41,353)
Interest expense, net	(5,759)		(4,122)		(12,756)		(11,297)
Other (expense) income, net	(1,925)		484		(1,445)		1,647

Earnings before income taxes	$74,277		$62,622		$195,571		$175,000

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

Electrical Segment

Electrical segment net sales in the third quarter of 2007 increased $72.2 million, or 18.5%, from the prior-year period. For the first nine months of 2007, net sales for the Electrical segment were up $138.2 million, or 12.2%, on a year-over-year basis. During the third quarter of 2007, net sales were positively impacted by $33.6 million related to acquisitions completed in July. The increase in net sales for both periods reflected volume increases and higher prices to offset material and energy costs. During the third quarter and first nine months of 2007, the Electrical segment experienced solid demand in its key end markets of industrial maintenance and repair, and non-residential commercial construction. Utility demand has also been favorable in 2007, with a mix weighting towards maintenance and infrastructure upgrades in the third quarter of 2007. Favorable foreign currency exchange accounted for approximately $11 million of the increase for the third quarter of 2007 and approximately $22 million of the increase for the first nine months of 2007.

Electrical segment earnings in the third quarter of 2007 were up 20.7% to $80.5 million, or 17.4% of net sales. For the first nine months of 2007, Electrical segment earnings increased 15.9% to $218.5 million, or 17.2% of net sales. The earnings improvements reflect the favorable impact of higher net sales volumes, operating efficiencies and our continued ability to offset higher material and energy costs through higher selling prices. The Corporation’s acquisitions in July 2007 had a negligible impact on segment earnings after considering approximately $4 million in acquisition related costs. During the first nine months of 2007, segment earnings were negatively impacted by approximately $2 million for costs related to the consolidation of a manufacturing facility and relocation of production lines to another company facility.

Other Segments

Net sales in the third quarter of 2007 in our Steel Structures segment were up $4.4 million, or 8.3%, from the prior-year period. For the first nine months of 2007, net sales increased $10.4 million, or 6.6%, on a year-over-year basis. These sales increases reflect higher sales of internally produced tubular steel structures and lower sales of lattice towers, which we source from third parties. In 2007, lattice tower sales were approximately $3 million for the first nine months, approximately $9 million lower than the prior year period. Steel Structures segment earnings in the third quarter of 2007 were up 9.9% to $10.0 million, or 17.2% of net sales. For the first nine months of 2007, segment earnings increased 13.7% to $27.8 million, or 16.5% of net sales. The earnings growth was driven by the higher net volume and a more favorable project mix versus last year.

Net sales in our HVAC segment were up $2.7 million, or 8.9%, from the third quarter of 2006. For the first nine months of 2007, net sales increased $2.8 million, or 3.0% on a year-over-year basis. HVAC segment earnings in the third quarter of 2007 were up 31.8% to $5.4 million, or 16.3% of net sales. For the first nine months of 2007, segment earnings increased 10.0% to $14.3 million, or 14.7% of net sales. The earnings growth was driven by higher sales which reflected in part improved demand for energy efficient ventilation systems and improved operating efficiencies.

Liquidity and Capital Resources

We had cash and cash equivalents of $104.7 million and $371.0 million at September 30, 2007 and December 31, 2006, respectively.

The following table reflects the primary category totals in our Consolidated Statements of Cash Flows:

	Nine Months Ended
	September 30,
	2007	2006

(In thousands)
Net cash provided by (used in) operating activities	$164,391	$108,391
Net cash provided by (used in) investing activities	(330,879)	228,123
Net cash provided by (used in) financing activities	(104,890)	(259,725)
Effect of exchange-rate changes on cash	5,089	2,222

Net increase (decrease) in cash and cash equivalents	$(266,289)	$79,011

Operating Activities

We had strong cash generation in the first nine months of 2007 with cash flow from operations increasing significantly from the prior-year period. Cash provided by operating activities during the first nine months of 2007 and 2006 was primarily attributable to net earnings of $134.9 million and $124.3 million, respectively, depreciation and amortization and the impact of changes in working capital. Depreciation and amortization during the first nine months of 2007 and 2006 was $40.3 million and $35.6 million, respectively. Cash used for working capital declined significantly in 2007 compared to 2006. The inventory increase in 2006 reflected in part higher commodity prices, while in 2007 inventory increases have been more modest.

Investing Activities

During the first nine months of 2007, we had capital expenditures totaling $26.4 million, compared to $30.5 million in the prior-year period. Additionally, during the first quarter of 2006, we converted a substantial portion of our marketable securities into cash equivalents.

In July 2007, we acquired the Joslyn Hi-Voltage and Power Solutions businesses from Danaher Corporation for $280 million in cash, plus approximately $2 million for working capital adjustments. Joslyn Hi-Voltage offers a broad range of high voltage electric switches, reclosers, vacuum interrupter attachments and related products used mainly by electric utilities. Power Solutions offers a broad range of products and services designed to ensure a high quality, reliable flow of power to commercial and industrial customers for mission critical applications such as data centers.

Also in July 2007, we acquired Drilling Technical Supply SA (DTS), a privately held French manufacturer of explosion-proof lighting and electrical protection equipment, for approximately $23 million in cash.

Subsequent to the third quarter of 2007, on November 5, 2007 the merger of Lamson & Sessions Co. (“LMS”) with and into T&B Acquisition II Corp. (“Merger Sub”), a wholly owned subsidiary of Thomas & Betts Corporation (“Parent”) was consummated. LMS is a North American supplier of non-metallic electrical boxes, fittings, flexible conduit and industrial PVC pipe. As a result of the merger, LMS became a wholly owned subsidiary of Thomas & Betts Corporation. The transaction was consummated pursuant to the terms of the Agreement and Plan of Merger dated August 15, 2007. As a result of the merger, the prior shareholders of LMS received $27.00 in cash for each common share. The total consideration paid was approximately $450 million. The merger consideration paid was obtained by Thomas & Betts Corporation through the use of its credit facility.

Financing Activities

Cash used in financing activities included the repurchase of approximately 2.5 million common shares for approximately $133.0 million during the first nine months of 2007 and 3.0 million common shares for $166.6 million during the first nine months of 2006. Financing activities for the first nine months of 2007 and 2006 also reflect $22.2 million and $48.1 million, respectively, of cash provided by exercised stock options. In addition, financing activities in the first nine months of 2006 reflect cash used for debt repayments of $150.3 million.

$300 million Credit Facility

As of September 30, 2007, we had a $300 million committed revolving credit facility. No borrowings were outstanding under this facility as of September 30, 2007 and December 31, 2006.

At September 30, 2007, outstanding letters of credit, or similar financial instruments that reduce the amount available under the $300 million credit facility totaled $22.0 million. Letters of credit relate primarily to third-party insurance claims processing.

Other Credit Facilities

We have a EUR10 million (approximately US $14 million) committed revolving credit facility with a European bank that has an indefinite maturity. Availability under this facility is EUR10 million (approximately US $14 million) as of September 30, 2007. This credit facility contains standard covenants similar to those contained in the $300 million credit facility and standard events of default such as covenant default and cross-default.

At September 30, 2007, outstanding letters of credit, or similar financial instruments that reduce the amount available under the European credit facility totaled $0.5 million.

$750 million Credit Facility

Subsequent to the third quarter of 2007, on October 16, 2007 we amended and restated our unsecured, senior credit facility. No material changes were made in the amendment process other than increasing the amount of available credit, the term of the facility, and the timing of the applicable Maximum Leverage Ratios. The unsecured, amended and restated revolving credit facility has total availability of $750,000,000, through a five year term expiring on October 15, 2012. Prior to this amendment, our facility had total availability of $300,000,000 through a five-year term expiring on December 18, 2011. All borrowings and other extensions of credit under our revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the revolving credit facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility. We used the facility to help finance the transaction with LMS which closed on November 5, 2007.

Under the revolving credit facility agreement, we selected an interest rate on our initial draw of the revolver based on the one-month London Interbank Offered Rate (“LIBOR”) plus a margin based on our debt rating. Fees for access to the facility, LIBOR loans, and letters of credit under the facility are based on a pricing grid related to the Corporation’s debt ratings with Moody’s, S&P, and Fitch during the term of the facility.

Our amended and restated revolving credit facility requires that we maintain:

•	a Maximum Leverage Ratio of 4.00 to 1.00 from October 16, 2007 through December 31, 2008, then a ratio of 3.75 to 1.00 thereafter; and

•	a Minimum Interest Coverage Ratio of 3.00 to 1.00.

It also contains customary covenants that could restrict our ability to: incur additional indebtedness; grant liens; make investments, loans, or guarantees; declare dividends; or repurchase company stock. We do not expect these covenants to restrict our liquidity, financial condition, or access to capital resources in the foreseeable future.

Compliance and Availability

We remain in compliance with all covenants or other requirements set forth in our credit facilities. However, if we fail to be in compliance with the financial or other covenants of our credit agreements, then the credit agreements could be terminated, any outstanding borrowings under the agreements could be accelerated and immediately due and we could have difficulty renewing or obtaining credit facilities in the future.

Credit Ratings

As of September 30, 2007, we had investment grade credit ratings from Standard & Poor’s, Moody’s Investor Service and Fitch Ratings on our senior unsecured debt. Should these credit ratings drop, repayment under our credit facilities and securities will not be accelerated; however, our credit costs may increase. Similarly, if our credit ratings improve, we could potentially have a decrease in our credit costs. The maturity of any of our debt securities does not accelerate in the event of a credit downgrade.

Debt Securities

Thomas & Betts had the following senior unsecured debt securities outstanding as of September 30, 2007:

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

Other

During the third quarter 2007, the Board of Directors of the Corporation approved an amendment of The Thomas & Betts Pension Plan that precludes entry to employees hired after December 31, 2007. It also precludes re-entry for employees who lose eligibility at any time after December 31, 2007 (collectively the “Affected Employees”). Effective January 1, 2008, the Corporation has amended the Thomas & Betts Employees’ Investment Plan to provide a 3% non-elective company contribution to the Affected Employees in addition to the existing company match. These benefit plan amendments are not expected to materially impact the Corporation’s liquidity in 2008.

In July 2006, the Corporation’s Board of Directors approved a share repurchase plan that authorized the Corporation to buy up to 3,000,000 of its common shares. During May 2007, the Corporation repurchased, through open-market transactions, 500,000 common shares with available cash resources that completed all common share repurchases authorized by the July 2006 plan.

In March 2007, the Corporation’s Board of Directors approved a share repurchase plan that authorizes the Corporation to buy an additional 3,000,000 of its common shares. The Corporation did not repurchase any shares during the quarter ended September 30, 2007, leaving 2,799,300 shares that can be repurchased under this authorization. The timing of future repurchases, if any, will depend upon a variety of factors including market conditions. This authorization expires in March 2009.

The Corporation does not currently pay cash dividends. Future decisions concerning the payment of cash dividends on the common stock will depend upon our results of operations, financial condition, capital expenditure plans and other factors that the Board of Directors may consider relevant.

We currently fund expenditures for capital requirements as well as other liquidity needs from a combination of cash generated from operations and existing cash balances. We used existing cash balances to fund the July acquisitions that had total purchase prices of approximately $300 million and used bank financing to fund the November acquisition that had a total purchase price of approximately $450 million.

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

As of September 30, 2007, we did not have any off-balance sheet arrangements.

Refer to Note 10 in the Notes to Consolidated Financial Statements for information regarding our guarantee and indemnification arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Financial Instruments

Thomas & Betts could be exposed to market risk from future changes in interest rates, raw material prices and foreign exchange rates. At times, we may enter into various derivative instruments to manage certain of these risks. We do not enter into derivative instruments for speculative or trading purposes. As of September 30, 2007, we did not have any derivative instruments outstanding.

For the period ended September 30, 2007, the Corporation has not experienced any material changes since December 31, 2006 in market risk that affect the quantitative and qualitative disclosures presented in our 2006 Annual Report on Form 10-K.

Subsequent to the third quarter of 2007, on October 1, 2007 the Corporation entered into a forward-starting interest rate swap for a notional amount of $390 million. The notional amount amortizes to $325 million on December 15, 2010, $200 million on December 15, 2011 and $0 on October 1, 2012. The interest rate swap partially hedges the Corporation’s exposure on the initial draw-down of its $750 million credit facility to variability in total cash flows from future changes in one-month LIBOR. The Corporation has designated the interest rate swap as a cash flow hedge for accounting purposes. As of the merger date of Lamson & Sessions Co., the Corporation will receive variable one-month LIBOR and will pay a fixed rate of approximately 5%.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Corporation is made known to the Chief Executive Officer and Chief Financial Officer who certify the Corporation’s financial reports.

Our Chief Executive Officer and Chief Financial Officer have evaluated the Corporation’s disclosure controls and procedures as of the end of the period covered by this report and they have concluded that, as of this date, these controls and procedures are effective to ensure that the information required to be disclosed under the Securities Exchange Act of 1934 is disclosed within the time periods specified by SEC rules.

(b)	Changes in Internal Control over Financial Reporting

In July 2007, the Corporation completed the acquisitions of Joslyn Hi-Voltage, Power Solutions and DTS. The aggregate purchase price of these acquisitions represent approximately 15% of the Corporation’s total assets and these businesses contributed about 6% to the Corporation’s third quarter 2007 net sales and a negligible amount to earnings for that period. SEC guidance permits exclusion of recently acquired businesses from management’s assessment of internal controls over financial reporting in the year of the acquisition. We performed a limited review of the internal controls for these acquired businesses during the third quarter of 2007.

Other than the noted acquisitions, there have been no significant changes in internal control over financial reporting that occurred during the third quarter of 2007 that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

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

In March 2007, the Corporation’s Board of Directors approved a share repurchase plan that authorizes the Corporation to buy an additional 3,000,000 of its common shares. The Corporation did not repurchase any shares during the quarter ended September 30, 2007, leaving 2,799,300 shares that can be repurchased under this authorization. The timing of future repurchases, if any, will depend upon a variety of factors including market conditions. This authorization expires in March 2009.

Issuer Purchases of Equity Securities

Maximum
			Total Number	Number
			of Common	of Common
			Shares	Shares
	Total	Average	Purchased	that May
	Number of	Price Paid	as Part of	Yet Be
	Common	per	Publicly	Purchased
	Shares	Common	Announced	Under
Period	Purchased	Share	Plans	the Plans

March 2007 Plan
Total for the quarter ended September 30, 2007	—	$—	—	2,799,300

Item 6.	Exhibits

The Exhibit Index that follows the signature page of this Report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Thomas & Betts Corporation
(Registrant)

By:	/s/ Kenneth W. Fluke
Kenneth W. Fluke
Senior Vice President and
Chief Financial Officer
(principal financial officer)

Date: November 6, 2007

EXHIBIT INDEX

Exhibit No.		Description of Exhibit

2.1		Agreement and Plan of Merger, dated as of August 15, among Parent, Merger Sub and the Company (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K). (Incorporated by reference to Item 1.01 of the Current Report on Form 8-K dated August 16, 2007).
10	.1†	Approval of Incentive Payments (Incorporated by reference to Item 1.01 of the Current Report on Form 8-K dated February 6, 2007).
10.2		Purchase and Sale Agreement dated as of July 25, 2007, between the Corporation as Purchaser and Joslyn Holding Company, Danaher UK Industries Limited, and Joslyn Canada as Sellers (Incorporated by reference to Item 2.01 of the Current Report on Form 8-K dated July 25, 2007).
10	.3†	Amended and Restated Thomas & Betts Corporation Executive Retirement Plan (Incorporated by reference to Items 1.01 and 5.02 of the Current Report on Form 8-K dated September 11, 2007).
10	.4†	Amended and Restated Thomas & Betts Corporation Management Incentive Plan (Incorporated by reference to Items 1.01 and 5.02 of the Current Report on Form 8-K dated September 11, 2007).
10	.5†	Amended and Restated Thomas & Betts Corporation Pension Restoration Plan (Incorporated by reference to Items 1.01 and 5.02 of the Current Report on Form 8-K dated September 11, 2007).
10	.6†	Amended and Restated Thomas & Betts Corporation Supplemental Executive Investment Plan (Incorporated by reference to Items 1.01 and 5.02 of the Current Report on Form 8-K dated September 11, 2007).
10	.7†	Amended and Restated Termination Protection Agreement (Pileggi) (Incorporated by reference to Items 1.01 and 5.02 of the Current Report on Form 8-K dated September 11, 2007).
10	.8†	Amended and Restated Termination Protection Agreement (Fluke) (Incorporated by reference to Items 1.01 and 5.02 of the Current Report on Form 8-K dated September 11, 2007).
10	.9†	Amended and Restated Termination Protection Agreement (Hajj) (Incorporated by reference to Items 1.01 and 5.02 of the Current Report on Form 8-K dated September 11, 2007).
10	.10†	Amended and Restated Termination Protection Agreement (Hartmann) (Incorporated by reference to Items 1.01 and 5.02 of the Current Report on Form 8-K dated September 11, 2007).
10	.11†	Amended and Restated Termination Protection Agreement (Raines) (Incorporated by reference to Items 1.01 and 5.02 of the Current Report on Form 8-K dated September 11, 2007).
10	.12†	Amended and Restated Termination Protection Agreement (Locke) (Incorporated by reference to Items 1.01 and 5.02 of the Current Report on Form 8-K dated September 11, 2007).
10.13		Amended and Restated Thomas & Betts Corporation Indemnification Agreement (Incorporated by reference to Items 1.01 and 5.02 of the Current Report on Form 8-K dated September 11, 2007).
10	.14†	Health Benefits Continuation Agreement (Pileggi) (Incorporated by reference to Items 1.01 and 5.02 of the Current Report on Form 8-K dated September 11, 2007).

Exhibit No.	Description of Exhibit

10.15	Second Amended and Restated Credit Agreement dated October 16, 2007, among Thomas & Betts Corporation, as Borrower, the Lenders party hereto, and Wachovia Bank, N.A., as Administrative Agent, and Wachovia Capital Markets, LLC and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Runners (Incorporated by reference to Items 1.01 and 2.03 of the Current Report on Form 8-K dated October 17, 2007).
12	Statement re Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of Principal Financial Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. § 1350 and not filed as part of the Report or as a separate disclosure document.
32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. § 1350 and not filed as part of the Report or as a separate disclosure document.

†	Management contract or compensatory plan or arrangement.