Form 10-K
period 2007-12-31
THOMAS & BETTS CORP
filed 2008-02-22
CIK 97854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-4682
Thomas & Betts Corporation
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	22-1326940 (I.R.S. Employer Identification No.)

8155 T&B Boulevard Memphis, Tennessee (Address of principal executive offices)	38125 (Zip Code)

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
☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $3,331,406,552 based on the closing price as reported on the New York Stock Exchange.

As of February 15, 2008, 58,113,636 shares of the registrant’s common stock were outstanding.

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

The majority of our products, especially those sold in the Electrical segment, have region-specific standards and are sold mostly in North America or in other regions sharing North American electrical codes. No customer accounted for 10% or more of our consolidated net sales for 2007, 2006 or 2005.

Electrical Segment

Our Electrical segment’s markets include industrial MRO (maintenance, repair and operations), commercial, utility and residential construction; project construction; industrial original equipment manufacturers; and communication companies. This segment’s sales are concentrated primarily in North America and Europe. The Electrical segment experiences modest seasonal increases in sales during the second and third quarters reflecting the construction season. Net sales for the Electrical segment for the past three years were:

	2007	2006	2005

Segment Sales (in thousands)	$1,766,598	$1,511,557	$1,377,338
Percent of Consolidated Net Sales	82.7%	80.9%	81.2%

The Electrical segment designs, manufactures and markets thousands of different connectors, components and other products for electrical, utility and communications applications. We have a market-leading position for many of our products. Products in the Electrical segment include:

•	fittings and accessories;

•	fastening products, such as plastic and metallic ties for bundling wire, and flexible tubing;

•	connectors, such as compression and mechanical connectors for high-current power and grounding applications;

•	indoor and outdoor switch and outlet boxes, covers and accessories;

•	floor boxes;

•	metal framing used as structural supports for conduits, cable tray and electrical enclosures;

•	emergency and hazardous lighting;

•	utility distribution connectors and switchgear;

•	power quality equipment and services;

•	CATV drop hardware;

•	radio frequency RF connectors;

•	aerial, pole, pedestal and buried splice enclosures;

•	encapsulation and sheath repair systems; and

•	other products, including insulation products, wire markers, and application tooling products.

These products are sold under a variety of well-known brand names, such as Carlon®, Color Keyed®, Cyberex®, Elastimold®, Emergi-Lite®, Furse®, Iberville®, Joslyn, Kindorf®, Red-Dot®, Sta-Kon®, Steel City®, Super Strut®, Ty-Rap®, LRC®, Diamond®, Kold-N-Klose® and Snap-N-Seal®.

Demand for electrical products follows general economic conditions and is sensitive to activity in construction markets, industrial production levels and spending by utilities for replacements, expansions and efficiency improvements. The segment’s product lines are predominantly sold through major distributor chains, independent distributors and to retail home centers and hardware outlets. They are also sold directly to original equipment manufacturers, utilities, cable operators, and telecommunications and satellite TV companies. We have strong relationships with our distributors as a result of the breadth and quality of our product lines, our market-leading service programs, our strong history of product innovation, and the high degree of brand-name recognition for our products among end-users.

In 2007, the Corporation completed four strategic acquisitions (Lamson & Sessions Co. (“LMS”), Joslyn Hi-Voltage, Power Solutions and Drilling Technical Supply SA) for a total investment of about $750 million. The Lamson & Sessions merger completed in November 2007 for $450 million was the largest of the four transactions and provided a leadership position in non-

metallic electrical boxes, fittings and flexible conduit. In total, the acquisitions broaden the Electrical segment’s offering of quality products sold under well respected brand names, such as Carlon, Cyberex and Joslyn. See Note 3 in the Notes to Consolidated Financial Statements for more information on these acquisitions.

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

These products are marketed primarily under the Meyer® and Thomas & Betts® brand names. Net sales for the Steel Structures segment for the past three years were:

	2007	2006	2005

Segment Sales (in thousands)	$227,356	$221,671	$185,995
Percent of Consolidated Net Sales	10.6%	11.9%	11.0%

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

	2007	2006	2005

Segment Sales (in thousands)	$142,934	$135,461	$132,050
Percent of Consolidated Net Sales	6.7%	7.2%	7.8%

Manufacturing and Distribution

We employ advanced processes for manufacturing quality products. Our manufacturing processes include high-speed stamping, precision molding, machining, plating, pressing, welding and automated assembly. Our internal processes utilize lean manufacturing techniques designed to reduce waste and improve operating efficiencies in our facilities. We also make extensive use of computer-aided design and computer-aided manufacturing (CAD/CAM) software and equipment to link product engineering with our manufacturing facilities. Additionally, we utilize other advanced equipment and techniques in the manufacturing and distribution process, including computer software for scheduling, material requirements planning, shop floor control, capacity planning, and the warehousing and shipment of products.

Our products have historically enjoyed a reputation for quality in the markets in which they are sold. To ensure we maintain these high quality standards, all facilities embrace quality programs, and approximately 70% meet the ISO 9001 2000 standard as of December 31, 2007. Additionally, we have implemented quality control processes in our design, manufacturing, delivery and other operations in order to further improve product quality and customer service levels.

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

	2007	2006	2005

R&D Expenditures (in thousands)	$29,869	$25,156	$22,928
Percent of Net Sales	1.4%	1.3%	1.4%

Working Capital Practices

We maintain sufficient inventory to enable us to provide a high level of service to our customers. Our inventory levels, payment terms and return policies are in accordance with general practices associated with the industries in which we operate.

Patents and Trademarks

We own approximately 2,000 active patent registrations and applications worldwide. We have over 1,500 active trademarks and domain names worldwide, including: Thomas & Betts, T&B, T&B

Access, Blackburn, Bowers, Canstrut, Carlon, Catamount, Color-Keyed, Commander, Cyberex, Deltec, Diamond, DuraGard, Elastimold, Emergi-Lite, E-Z-Code, Flex-Cuf, Furse, Hazlux, Iberville, Joslyn, Kindorf, Klik-It, Kold-N-Klose, Lehigh, LRC, Marr, Marrette, Meyer, Ocal, Red-Dot, Reznor, Russellstoll, Sachs, Shamrock, Shield-Kon, Shrink-Kon, Signature Service, Site Light, Snap-N-Seal, Sta-Kon, Star Teck, Steel City, Super Strut, Ty-Duct, Ty-Rap and Union.

While we consider our patents, trademarks, and trade dress to be valuable assets, we do not believe that our competitive position is dependent solely on patent or trademark protection, or that any business segment or our operations as a whole is dependent on any individual patent or trademark. However, the Carlon, Color-Keyed, Elastimold, Iberville, Kindorf, Red-Dot, Sta-Kon, Steel City, Superstrut, and Ty-Rap trademarks are important to the Electrical segment; the Meyer trademark is important to the Steel Structures segment; and the Reznor trademark is important to the HVAC segment. In addition, we do not consider any of our individual licenses, franchises or concessions to be material to our business as a whole or to any business segment.

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

Employees

As of December 31, 2007, we had approximately 11,000 full-time employees worldwide. Employees of our foreign subsidiaries comprise approximately 40% of all employees. Approximately 20% of our U.S. and approximately 35% of our worldwide employees are represented by trade unions. We believe our relationships with our employees and trade unions are good.

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

Financial Information About Foreign and U.S. Operations

Export sales originating in the U.S. were approximately $62 million in 2007, $37 million in 2006 and $40 million in 2005. For additional financial information about international and U.S. operations, please refer to Note 14 in the Notes to Consolidated Financial Statements.

Item 1A.	RISK FACTORS

There are many factors that could pose a material risk to the Corporation’s business, its operating results, its financial condition and its ability to execute its business plan, some of which are beyond our control. These factors include, but are not limited to:

Negative economic conditions could have a material adverse effect on our operating results and financial condition.

The success of Thomas & Betts’ business is directly linked to positive economic conditions in the countries where we sell our products. We do business in geographically diverse markets. In 2007, approximately 40% of the Corporation’s net sales were generated outside of the United States. Material adverse changes in economic (including the potential negative impact of higher interest rates and availability of credit on capital spending in the markets we serve) or industry conditions generally or in the specific markets served by Thomas & Betts could have a material adverse effect on the operating results and financial condition of the Corporation. Additionally, an economic slowdown in the U.S. or in Thomas & Betts’ major foreign markets, including Canada and Europe, could reduce the Corporation’s overall net sales. Because these influences are not always foreseeable, there can be no assurance that the Corporation will not be affected by these occurrences.

A significant reduction in the supply of commodity raw materials could materially disrupt our business and rising and volatile costs for commodity raw materials and energy could have a material adverse effect on our profitability.

In recent years we have experienced rising and, at times, volatile costs for commodity raw materials (steel, aluminum, copper, zinc, resins and rubber compounds) and energy. Additionally, increased worldwide demand for steel has, at times, caused the availability of steel to be a concern and resin supply has been disrupted by natural disasters. Any significant accidents, labor disputes, fires, severe weather, floods or other difficulties encountered by our principal suppliers could result in production delays or the inability to fulfill orders on a timely basis. The Corporation may also not be able to fully offset in the future the effects of rising and at times volatile costs for commodity raw materials and energy through price increases for its products, productivity improvements or other cost reductions.

Significant changes in customer demand due to increased competition could have a material adverse effect on our operating results and financial condition.

As Thomas & Betts works to enhance its product offerings, its competitors will most likely continue to improve their products and will likely develop new offerings with competitive price and performance characteristics. Because of the intensity of the competition in the product areas and geographic markets that it serves, we could experience increased downward pressure on the selling prices for certain of our products.

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

We engage in acquisitions and may encounter difficulty in integrating these businesses.

We have pursued and will continue to seek potential acquisitions and other strategic investments to complement and expand our existing businesses within our core markets. In 2007, we completed four strategic acquisitions. The success of these transactions will depend, in part, on our ability to integrate and operate these businesses. We may encounter difficulties in integrating acquisitions, and, therefore, we may not realize the degree or timing of the benefits anticipated from a particular acquisition.

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

Unfavorable litigation outcomes could have a material adverse effect on our profitability.

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

Thomas & Betts has operations in approximately 20 countries and sells to customers throughout the world. Should a natural disaster such as a hurricane, tornado, earthquake or flood severely damage a major manufacturing, distribution or headquarters facility of the Corporation, or damage a major facility of one or more of our significant customers or important suppliers, our business could be materially disrupted.

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

The Corporation has operations in approximately 20 countries and, as of December 31, 2007, occupies approximately 5.3 million sq. ft. of manufacturing space; 2.3 million sq. ft. of office, distribution, storage and warehouse space; and 0.4 million sq. ft. of idle space.

Our manufacturing locations by segment as of December 31, 2007, were as follows:

		Approximate
		Area in Sq. Ft.
		(000s)
Segment	Location	Leased	Owned

Electrical	Arkansas	—	286
	California	113	—
	Iowa	—	159
	Mississippi	—	237
	New Jersey	—	134
	New Mexico	—	100
	New York	—	268
	North Carolina	—	22
	Ohio	—	159
	Puerto Rico	68	28
	Tennessee	—	457
	Virginia	100	—
	Australia	28	29
	Canada	80	751
	France	—	52
	Germany	30	—
	Hungary	88	—
	Japan	12	—
	Mexico	531	—
	Netherlands	8	39
	United Kingdom	40	125

Steel Structures	Alabama	—	240
	South Carolina	—	105
	Texas	—	136
	Wisconsin	—	171

HVAC	Pennsylvania	—	227
	Belgium	140	—
	France	117	—
	Mexico	214	—

In addition to the above manufacturing facilities, we own three primary distribution centers located in Belgium (0.1 million sq. ft.), Canada (0.3 million sq. ft.) and Byhalia, Mississippi (0.9 million sq. ft.). We also have principal sales offices, warehouses and storage facilities in approximately 1.0 million sq. ft. of space, most of which is leased. Included in this total is approximately 0.2 million sq. ft. of leased space in Memphis, Tennessee, which includes our corporate headquarters. Also included in this total are North American distribution centers for Lamson & Sessions Co. (which occupy 0.5 million sq. ft. of leased space), which management has decided to consolidate into the Corporation’s existing facilities in Canada and Byhalia, Mississippi.

Management has decided to sell the PVC and HDPE pipe operations acquired as part of Lamson & Sessions Co. At December 31, 2007, the PVC and HDPE pipe operations occupy an additional 0.1 million sq. ft. of lease and 0.6 million sq. ft. of owned manufacturing and corporate office facilities in Pennsylvania, Oklahoma, California, Florida, Georgia, Missouri and Ohio.

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

In March 2006, the Louisiana Court of Appeals unanimously reversed the trial court’s decision and reinstated the jury verdict of no liability in favor of the Corporation. In April 2006, the Kaiser plaintiffs filed with the Louisiana Supreme Court an appeal of the Court of Appeals decision. In May 2006, the Louisiana Supreme Court refused to accept the plaintiffs’ appeal. The Louisiana Supreme Court let stand the appellate court decision to reinstate the jury verdict of no liability in favor of the Corporation. In August 2006, the plaintiffs initiated a new appeal of the original jury verdict. The Court of Appeals dismissed that appeal. The Kaiser plaintiffs filed an additional motion for a new trial at the trial court level.

The injured worker who was a separate plaintiff and whose earlier judgment against the Corporation was reversed sought relief from the trial court arguing that Thomas & Betts never appealed the $20 million award the injured worker received. The trial court agreed, but the

Louisiana Court of Appeals immediately reversed that decision. The injured worker then appealed this ruling to the Louisiana Supreme Court, which refused to hear the appeal. In January 2007, the injured worker unsuccessfully petitioned the United Sates Supreme Court for a hearing on his claim. The injured worker then joined the Kaiser plaintiffs’ attempts to secure a new trial.

In late 2007, the trial court granted the Kaiser plaintiffs’ motion for a new trial. The Corporation immediately appealed. In January 2008, the Court of Appeals reversed the trial court’s ruling. The Corporation will contest any further attempt to re-litigate these resolved issues.

The Corporation believes the Kaiser plaintiffs’ claims have no merit.

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

Three of these current and former manufacturing locations relate to activities of American Electric for the period prior to our acquisition of that company. These three sites are located in Hager City, Wisconsin, Lancaster, South Carolina, and Medora, Indiana. Each of these sites is subject to an Asset Purchase Agreement between American Electric and ITT Corporation. ITT and Thomas & Betts have shared responsibilities and costs at the three outstanding sites subject to this agreement. For certain of the sites covered by this agreement, ITT agreed to indemnify American

Electric for environmental liabilities, if any, that occurred prior to the purchase of the facilities by American Electric. We believe that the indemnity of ITT is reliable; however, we have no assurances that these indemnities will be honored.

Pursuant to a Purchase Agreement, dated July 2, 2000, between the Corporation and Tyco Group S.A.R.L., we agreed to retain certain environmental liabilities, if any, for former manufacturing locations in Alabama (Montgomery Plants 1 & 3); Massachusetts (Mashpee) and South Carolina (Inman); and for five offsite alleged disposal locations.

In conjunction with the acquisition of Lamson & Sessions Co. on November 5, 2007, we assumed responsibility for environmental liabilities associated with that company’s current and historical locations, including potential liability involving a site in Ohio.

We have provided for environmental liabilities to the extent probable and estimable, but we are not able to predict the extent of our ultimate liability with respect to all of these pending or future environmental matters. We believe that any additional liability with respect to the aforementioned environmental matters will not be material to our financial position.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

Executive Officers of the Registrant

The following persons are executive officers of Thomas & Betts, and are elected by and serve at the discretion of the Board of Directors.

Dominic J. Pileggi, 56
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

Kenneth W. Fluke, 48
Senior Vice President and Chief Financial Officer

Mr. Fluke was elected Senior Vice President and Chief Financial Officer effective May 2004. Prior to that time, he was Vice President – Controller since 2000. Previously, he held various finance and managerial positions with The Goodyear Tire and Rubber Company beginning in 1982.

J.N. Raines, 64
Vice President – General Counsel and Secretary

Mr. Raines was elected to the executive officer position of Vice President – General Counsel & Secretary in 2001. Prior to that time, he was a partner of the law firm of Glankler Brown PLLC for more than five years.

Stanley P. Locke, 48
Vice President – Controller

Mr. Locke was elected to the position of Vice President – Controller in June 2005. Previously, he held the position of Vice President – Corporate Controller since 2004. Prior to that time, he held various positions in finance and corporate development with Sara Lee Corporation, beginning in 1985, as well as with a consulting advisory firm from 2003 to 2004.

Imad Hajj, 47
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

NYSE Certifications

Our CEO certified to the New York Stock Exchange in 2007 that we were in compliance with the NYSE listing standards. Our CEO and CFO have executed the certification required by section 302 of the Sarbanes-Oxley Act of 2002, which is contained herein as an exhibit to this Form 10-K for the fiscal year ended December 31, 2007.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol TNB. The following table sets forth by quarter for the last two years the high and low sales prices of our common stock as reported by the NYSE.

At February 15, 2008, the closing price of the Corporation’s common stock on the NYSE was $40.26.

	2007	2006

First Quarter
Market price high	$53.93	$52.80
Market price low	$44.99	$41.19
Second Quarter
Market price high	$59.16	$61.34
Market price low	$48.05	$47.69
Third Quarter
Market price high	$64.28	$52.29
Market price low	$50.23	$42.30
Fourth Quarter
Market price high	$62.20	$54.10
Market price low	$48.58	$45.89

Holders

At February 15, 2008, the Corporation had approximately 2,113 shareholders of record, not including shares held in security position listings, or “street name.”

Dividends

The Corporation does not currently pay cash dividends. Future decisions concerning the payment of cash dividends will depend upon our results of operations, financial condition, capital expenditure plans, terms of credit agreements, and other factors that the Board of Directors may consider relevant.

PERFORMANCE GRAPH

This graph shows, from the end of 2002 to the end of 2007, changes in the value of $100 invested in each of Thomas and Betts’ common stock, Standard & Poor’s 500 Composite Index, and a peer group consisting of five companies whose businesses are representative of our business segments. The companies in the peer group are: Amphenol Corporation, Cooper Industries, Ltd., Eaton Corporation, Hubbell Incorporated and Rockwell Automation Corporation.

	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07
Thomas & Betts Corp.	$100	$135	$182	$248	$280	$290
S&P 500®	$100	$129	$143	$150	$173	$183
Custom Peer Group (5 Stocks)	$100	$156	$204	$218	$253	$320

The Peer Group has been weighted in accordance with each company’s market capitalization as of the beginning of each of the five years covered by the performance graph. The weighted return was calculated by summing the products obtained by multiplying (i) the percentage that each company’s market capitalization represents of the total market capitalization for all companies in the indexes by (ii) the total shareholder return for that company.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In May 2006, the Corporation’s Board of Directors approved a share repurchase plan that allowed the Corporation to buy up to 3,000,000 of its common shares. During May and June 2006, the Corporation repurchased, through open-market transactions, 3,000,000 common shares with available cash resources. The Corporation completed all common share repurchases authorized by that plan during 2006.

In July 2006, the Corporation’s Board of Directors approved a share repurchase plan that authorized the Corporation to buy up to 3,000,000 of its common shares. During December 2006, the Corporation repurchased, through open-market transactions, 667,620 common shares with available cash resources. During the first half of 2007, the Corporation repurchased, with available cash resources, the remaining 2,332,380 common shares authorized by this plan through open-market transactions.

In March 2007, the Corporation’s Board of Directors approved a share repurchase plan that authorizes the Corporation to buy an additional 3,000,000 of its common shares. In the first half of 2007, the Corporation repurchased, through open-market transactions, 200,700 common shares with available cash resources, leaving 2,799,300 common shares that can repurchased under this authorization as of December 31, 2007. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires in March 2009.

Issuer Purchases of Equity Securities

			Total	Maximum
			Number	Number
			of Common	of Common
			Shares	Shares
	Total		Purchased	that May
	Number of	Average	as Part of	Yet Be
	Common	Price Paid	Publicly	Purchased
	Shares	per Common	Announced	Under
	Purchased	Share	Plans	the Plans

July 2006 Plan
1st Quarter 2007	1,832,380	$51.02	1,832,380	500,000
2nd Quarter 2007	500,000	$56.26	500,000	—
3rd Quarter 2007	—	—	—	—
4th Quarter 2007	—	—	—	—

Plan total for Year End December 31, 2007	2,332,380	$52.14	2,332,380	—

March 2007 Plan
1st Quarter, 2007	—	—	—	3,000,000
2nd Quarter 2007	200,700	$56.13	200,700	2,799,300
3rd Quarter 2007	—	—	—	2,799,300
4th Quarter 2007	—	—	—	2,799,300

Plan total for Year End December 31, 2007	200,700	$56.13	200,700	2,799,300

Item 6.	SELECTED FINANCIAL DATA

Thomas & Betts Corporation and Subsidiaries

(In thousands, except per share
data)	2007	2006	2005	2004	2003

Net sales	$2,136,888	$1,868,689	$1,695,383	$1,516,292	$1,322,297
Net earnings from continuing operations	$183,676	$175,130	$113,408	$93,255	$42,813
Total assets	$2,567,786	$1,830,223	$1,920,396	$1,755,752	$1,782,625
Long-term debt including current maturities	$811,205	$387,631	$537,959	$545,915	$685,316
Per share earnings from continuing operations:
Basic	$3.17	$2.90	$1.89	$1.59	$0.73
Diluted	$3.13	$2.85	$1.86	$1.57	$0.73

Note: Selected financial data for 2007 reflect the Corporation’s acquisitions of Lamson & Sessions Co., Joslyn Hi-Voltage, Power Solutions and Drilling Technical Supply SA for a total investment of about $750 million. The Corporation funded the Lamson & Sessions Co. acquisition by using its revolving credit facility.

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

We have benefited from generally favorable conditions in our key end markets over the last several years. Favorable market conditions and focused business strategies have helped us realize solid sales, earnings and cash flow growth. Our businesses are volume sensitive, and given the competitive nature of our markets, it is essential that we offer a strong value proposition to our customers and continually improve our unit costs and operating efficiencies.

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

Thomas & Betts had an outstanding year in 2007, driven by strong performance in all of our businesses, with each segment reporting double-digit earnings as a percentage of sales. Consolidated net sales in 2007 grew 14.4% compared to 2006 with 6% of this growth coming from acquisitions. The sales improvement in our base business was driven by strong demand in our key markets and to a lesser extent the impact of price increases that offset higher material and energy costs and foreign currency. Earnings from operations grew 17.7% over 2006 reflecting the impact of higher sales volumes, the Corporation’s continued ability to offset higher material and energy costs.

We completed four strategic acquisitions (Lamson & Sessions Co., Joslyn Hi-Voltage, Power Solutions and Drilling Technical Supply SA) in 2007 for a total investment of about $750 million. The acquisitions should account for approximately 20% growth in the Corporation’s consolidated sales in 2008. Our ability to successfully integrate and operate these acquisitions provides a significant opportunity to grow and enhance the company.

Management has decided to sell the PVC and HDPE pipe operations acquired as part of the Lamson & Sessions Co. acquisition, which has annual sales of about $230 million. At December 31, 2007, the PVC and HDPE pipe operations had a net book value of $88 million. The Corporation has retained a financial advisor to assist with the sale of these operations. As a result of the decision to sell the PVC and HDPE pipe operations, operating results for the pipe business are reported as “discontinued operations” and are shown on a net basis on the Corporations consolidated financial statements and excluded from segment results.

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

•	Revenue Recognition: The Corporation recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. The Corporation also recognizes revenue for service agreements associated with its Power Solutions business over the applicable service periods. Sales discounts, quantity and price rebates, and allowances are estimated based on contractual commitments and experience and recorded in the period as a reduction of revenue in which the sale is recognized. Quantity rebates are in the form of volume incentive discount plans, which include specific sales volume targets or year-over-year sales volume growth targets for specific customers. Certain distributors can take advantage of price rebates by subsequently reselling the Corporation’s products into targeted construction projects or markets. Following a distributor’s sale of an eligible product, the distributor submits a claim for a price rebate. The Corporation provides additional allowances for bad debts when circumstances dictate. A number of distributors, primarily in the Electrical segment, have the right to return goods under certain circumstances and those returns, which are reasonably estimable, are accrued as a reduction of revenue at the time of shipment. Management analyzes historical returns and allowances, current economic trends and specific customer circumstances when evaluating the adequacy of accounts receivable related reserves and accruals.

•	Inventory Valuation: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. To ensure inventories are carried at the lower of cost or market, the Corporation periodically evaluates the carrying value of its inventories. The Corporation also periodically performs an evaluation of inventory for excess and obsolete items. Such evaluations are based on management’s judgment and use of estimates. Such estimates incorporate inventory quantities on-hand, aging of the inventory, sales forecasts for particular product groupings, planned dispositions of product lines and overall industry trends.

•	Goodwill and Other Intangible Assets: We follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires a transitional and annual test of goodwill and indefinite lived assets associated with reporting units for indications of impairment. The Corporation performs its annual impairment assessment in the fourth quarter of each year, unless circumstances dictate more frequent assessments. Indications of impairment require significant judgment by management. Under the provisions of SFAS No. 142, each test of goodwill requires that we determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. We determine the fair value of our reporting units using a combination of three valuation methods: market multiple approach; discounted cash flow approach; and comparable transactions approach. The market multiple approach provides indications of value based on market multiples for public companies involved in similar lines of business. The discounted cash flow approach calculates the present value of projected future cash flows using appropriate discount rates. The comparable transactions approach provides indications of value based on an examination of recent transactions in which companies in similar lines of business were acquired. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Corporation must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

•	Long-Lived Assets: We follow the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. For purposes of recognizing and measuring impairment of long-lived assets, the Corporation evaluates assets at the lowest level of identifiable cash flows for associated product groups. The Corporation reviews long-lived assets to be held-and-used for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Indications of impairment require significant judgment by management. If the sum of the undiscounted expected future cash flows over the remaining useful life of the primary asset in the associated product groups is less than the carrying amount of the assets, the assets are considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, we estimate fair values using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

•	Pension and Other Postretirement Benefit Plan Actuarial Assumptions: We follow the provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” SFAS No. 132 (Revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” For purposes of calculating pension and postretirement medical benefit obligations and related costs, the Corporation uses certain actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these assumptions annually. Other assumptions include employee demographic factors (retirement patterns, mortality and turnover), rate of compensation increase and the healthcare cost trend rate. See additional information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Qualified Pension Plans.

•	Income Taxes: We use the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provides a valuation allowance based on a more-likely-than-not criteria. The Corporation has valuation allowances for deferred tax assets primarily associated with foreign net operating loss carryforwards and foreign income tax credit carryforwards. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income. Management believes that it is more-likely-than-not that future taxable income, based on enacted tax law in effect as of December 31, 2007, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances.

•	Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of current available facts related to

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

2008 Outlook

Looking at 2008, we expect continued growth in non-residential construction and industrial MRO (maintenance, repair and operations) markets, although at a slower rate than in 2007. We believe that in total our markets will continue to grow in 2008. We expect sales growth of approximately 25% for 2008 when compared with 2007. Acquisitions completed in 2007 and January 2008 are expected to contribute approximately 20% to the sales growth, with the balance of the sales growth coming from existing businesses. We expect diluted per share earnings from continuing operations in the range of $3.80 to $3.95 for the full-year 2008.

The companies acquired in 2007 and January 2008 should have a dramatic impact on earnings in 2008 with contributions from the acquisitions providing 60% of the growth in 2008 earnings from operations before considering the associated interest expense. Existing businesses and corporate activities should provide the additional 40% of the growth in earnings from operations.

Full-year 2008 earnings guidance assumptions include depreciation and capital spending of $60 million each, acquisition-related amortization of $30 million, interest expense of $45 million, an effective tax rate of approximately 33% and 59 million fully diluted average shares outstanding.

The key risk factors we may face in 2008 include realizing the benefits of integrating recently acquired companies, the potential negative impact of market uncertainty and tightening credit markets, and volatility in commodity markets. Thomas & Betts has a relatively modest direct exposure to residential construction. Nevertheless, deteriorating conditions in that market could potentially have an impact on certain of our products sold into the light commercial construction and utility distribution markets.

Summary of Consolidated Results

	2007		2006		2005
	In	% of Net	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales	Thousands	Sales

Net sales	$2,136,888	100.0	$1,868,689	100.0	$1,695,383	100.0
Cost of sales	1,475,641	69.1	1,299,299	69.5	1,195,256	70.5

Gross profit	661,247	30.9	569,390	30.5	500,127	29.5
Selling, general and administrative	371,853	17.4	323,577	17.3	296,132	17.5

Earnings from operations	289,394	13.5	245,813	13.2	203,995	12.0
Income from unconsolidated companies	294	0.0	952	0.0	1,377	0.1
Interest expense, net	(23,521)	(1.1)	(14,840)	(0.8)	(25,214)	(1.5)
Other (expense) income, net	(2,276)	(0.1)	1,517	0.1	(4,298)	(0.2)

Earnings before income taxes	263,891	12.3	233,442	12.5	175,860	10.4
Income tax provision	80,215	3.7	58,312	3.1	62,452	3.7

Net earnings from continuing operations	183,676	8.6	175,130	9.4	113,408	6.7
Earnings (loss) from discontinued operations, net	(460)	(0.0)	—	—	—	—

Net earnings	$183,216	8.6	$175,130	9.4	$113,408	6.7

Basic earnings (loss) per share:
Continuing operations	$3.17		$2.90		$1.89
Discontinued operations	(0.01)		—		—

Net earnings	$3.16		$2.90		$1.89

Diluted earnings (loss) per share:
Continuing operations	$3.13		$2.85		$1.86
Discontinued operations	(0.01)		—		—

Net earnings	$3.12		$2.85		$1.86

Year 2007 Compared with 2006

Overview

The Corporation had an outstanding year in 2007, growing net sales by 14% and improving both gross profit and earnings from operations as a percent of sales. We completed four strategic acquisitions during the year, including Joslyn Hi-Voltage, Powers Solutions and Drilling Technical Supply SA in July 2007 and Lamson & Sessions Co. in November 2007. As a result of the Corporation’s decision to divest the PVC and HDPE pipe operations acquired as part of Lamson & Sessions Co., the operating results of the pipe operations are shown as discontinued operations on a net basis in the consolidated financial statements and are not included in segment earnings.

Our financial performance is volume sensitive. The 14% sales increase was driven primarily by our Electrical segment. Acquisitions and net volume increases from strong demand in industrial and commercial markets drove the net sales increase, with price increases and favorable foreign currency exchange rates contributing to a lesser degree.

During 2007, gross profit increased 16%, reflecting higher sales volumes, favorable product mix and our continued success in offsetting increased material and energy cost inflation. Gross profit reflected $2 million of acquisition-related inventory step-up amortization and approximately $2 million in net expenses related to a plant consolidation. Earnings from operations increased 18% and reflected a $7 million charge for a legal settlement, $7 million in expenses for revised estimates for certain environmental site remediation and $9 million of acquisition-related amortization of intangible assets. Acquisitions, net of the amortization charges, contributed approximately $5 million to the year-over-year increase in earnings from operations and reduced gross profit and earnings from operations as a percent of sales.

Interest expense, net increased $9 million in 2007 primarily as a result of funding required for the current year acquisitions.

Net earnings from continuing operations in 2007 were $3.13 per diluted share compared to $2.85 per diluted share in the prior year. Net earnings in 2006 included a fourth quarter income tax benefit of $36.5 million relating to the release of state tax valuation allowances. The Corporation also recorded a fourth quarter 2006 income tax provision of $31.9 million related to the distribution of approximately $100 million from a foreign subsidiary. Net earnings in 2007 including discontinued operations were $3.12 per diluted share.

Net Sales and Gross Profit

Net sales in 2007 were $2.1 billion, up $268.2 million, or 14.4%, from 2006. Acquisitions accounted for approximately 6% of the sales increase, with net volume increases from existing businesses and price increases to offset higher material and energy costs also contributing to the sales improvement. Favorable foreign currency exchange driven primarily by strong Canadian and European currencies against a weaker U.S. dollar accounted for approximately $45 million of the sales increase.

Gross profit in 2007 was $661.2 million, or 30.9% of net sales, compared to $569.4 million, or 30.5% of net sales, in 2006. This improvement reflects higher sales volumes, favorable product mix and our continued success in offsetting increased material and energy cost inflation. Gross profit in 2007 reflected $2 million of acquisition-related inventory step-up amortization and approximately $2 million in net expenses related to a plant consolidation.

Expenses

Selling, general and administrative (“SG&A”) expense in 2007 was $371.9 million, or 17.4% of net sales, compared to $323.6 million, or 17.3% of net sales, in the prior year. The year-over-year increase in SG&A expense reflects the unfavorable impact of a $7 million charge for a legal settlement, $7 million in expenses for revised estimates for certain environmental site remediation and $7 million of acquisition-related amortization of intangible assets. SG&A as a percent of net sales was in line with 2006 despite the additional charges noted above.

Interest Expense, Net

Interest expense, net was $23.5 million for 2007 up $8.7 million from the prior year primarily as a result of funding required for the current year acquisitions. Interest income included in interest expense, net was $10.6 million for 2007 compared to $15.1 million for 2006. Interest expense was $34.1 million for 2007 and $29.9 million for 2006.

Income Taxes

The effective tax rate in 2007 was 30.4 percent compared to 25.0 percent in 2006. The Corporation recorded an income tax net benefit of $36.5 million in the fourth quarter of 2006 relating to the release of state tax valuation allowances. In addition, the Corporation recorded an income tax provision of $31.9 million in the fourth quarter of 2006 as a result of the distribution of

$100 million from a foreign subsidiary. The effective rate for both years reflects benefits from our Puerto Rican manufacturing operations.

Net Earnings

Net earnings from continuing operations in 2007 were $183.7 million, or $3.13 per diluted share, compared to net earnings of $175.1 million, or $2.85 per diluted share, in the prior year. Higher 2007 earnings reflect increased earnings from operations offset in part by higher interest expense and income taxes. Loss from discontinued operations, net in 2007 was $0.5 million, or $0.01 per diluted share. Net earnings in 2007 including discontinued operations were $183.2 million, or $3.12 per diluted share.

Year 2006 Compared with 2005

Overview

The Corporation’s performance in 2006 benefited from strong demand in key markets. Net sales increased 10% over 2005 driven primarily by our Electrical and Steel Structures segments. Our portfolio of branded, value-added products supported by exceptional sales, logistics and customer service were critical factors in our success.

Our financial performance is volume sensitive. In 2006, net sales benefited from higher sales volumes as well as price increases to offset increased material and energy costs. Favorable foreign currency exchange rates contributed about one percentage point to our year-over-year sales growth.

Higher sales volumes leveraged fixed costs and earnings from operations increased at twice the rate of sales growth, up 20% over 2005. In 2006, we again successfully offset increased material and energy cost inflation. A significant decline in interest expense, net resulted from lower average debt levels that reflected a $150 million debt repayment and higher interest income. Net earnings in 2006 included an income tax benefit of $36.5 million relating to the release of state tax valuation allowances. The Corporation also recorded in 2006 an income tax provision of $31.9 million related to a distribution of approximately $100 million from a foreign subsidiary. Net earnings in 2005 included an income tax charge of $16.4 million related to the repatriation of $200 million in foreign earnings.

Net Sales and Gross Profit

Net sales in 2006 were $1.9 billion, up $173.3 million, or 10.2%, from 2005. Stronger demand in industrial, commercial and utility markets as well as the impact of price increases that offset higher material and energy costs contributed significantly to the sales improvement. Favorable foreign currency exchange driven primarily by strong Canadian and European currencies against a weaker U.S. dollar accounted for approximately $23 million of the sales increase.

Gross profit in 2006 was $569.4 million, or 30.5% of net sales, compared to $500.1 million, or 29.5%, in 2005. This improvement reflects the leveraging of higher sales volumes on fixed costs (i.e., operating efficiencies), the Corporation’s continued ability to offset higher material and energy costs and actions to improve productivity. During 2006, we experienced higher raw material costs, primarily in steel and non-ferrous metals (copper, zinc, aluminum), compared to the prior year period, which were largely offset through increased selling prices for our products.

Expenses

SG&A expense in 2006 was $323.6 million, or 17.3% of net sales, compared to $296.1 million, or 17.5% of net sales, in the prior year period. The year-over-year dollar increase in SG&A expense reflects higher selling expenses associated with higher sales and share-based compensation expense in 2006. Share-based compensation expense in 2006 was $10.3 million compared with $1.9 million in 2005. The decline in SG&A as a percent of net sales reflects higher sales levels and tightly managing expenses.

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

Income Taxes

The income tax provision in 2006 reflected an effective rate of 25.0% of pre-tax income compared to an effective rate in the prior year of 35.5%. The effective rate for both years reflects benefits from our Puerto Rican manufacturing operations as well as benefits in both years resulting from the favorable completion of tax audits and reassessment of tax exposures. The Corporation recorded an income tax net benefit of $36.5 million in the fourth quarter of 2006 relating to the release of state tax valuation allowances. In addition, the Corporation recorded an income tax provision of $31.9 million in the fourth quarter of 2006 as a result of the distribution of $100 million from a foreign subsidiary. The 2005 effective tax rate reflected an income tax provision of $16.4 million in the fourth quarter of 2005 as a result of the repatriation of $200 million of foreign earnings pursuant to the American Jobs Creation Act of 2004.

Net Earnings

Net earnings were $175.1 million, or $2.90 per basic and $2.85 per diluted share, in 2006 compared to net earnings of $113.4 million, or $1.89 per basic and $1.86 per diluted share, in 2005. Higher 2006 results reflect increased earnings from operations on higher current year sales volumes, the benefit of lower interest expense and a lower effective income tax rate.

Summary of Segment Results

	2007		2006		2005
	In	% of Net	In	% of Net	In	% of Net
Net Sales	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$1,766,598	82.7	$1,511,557	80.9	$1,377,338	81.2
Steel Structures	227,356	10.6	221,671	11.9	185,995	11.0
HVAC	142,934	6.7	135,461	7.2	132,050	7.8

	$2,136,888	100.0	$1,868,689	100.0	$1,695,383	100.0

	2007		2006		2005
	In	% of Net	In	% of Net	In	% of Net
Segment Earnings	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$298,870	16.9	$248,867	16.5	$202,282	14.7
Steel Structures	38,472	16.9	35,113	15.8	33,710	18.1
HVAC	23,725	16.6	20,477	15.1	17,954	13.6

Segment earnings	361,067	16.9	304,457	16.3	253,946	15.0
Corporate expense	(71,379)		(57,692)		(48,574)
Interest expense, net	(23,521)		(14,840)		(25,214)
Other (expense) income, net	(2,276)		1,517		(4,298)

Earnings before income taxes	$263,891		$233,442		$175,860

The Corporation has three reportable segments: Electrical, Steel Structures and HVAC. During the first quarter of 2007, the Corporation began to report corporate expense related to legal, finance and administrative costs separately from business segment results. Management believes this change provides improved transparency into the underlying operating trends in the business segments. Segment information for the prior periods have been revised to conform to the current presentation. We evaluate our business segments primarily on the basis of segment earnings, with segment earnings defined as earnings before interest, income taxes, corporate expense and certain other charges.

Our segment earnings are significantly influenced by the operating performance of our Electrical segment that accounted for 80% or more of our consolidated net sales and consolidated segment earnings during 2007, 2006 and 2005.

Electrical Segment

Year 2007 Compared with 2006

Electrical segment net sales in 2007 were $1.8 billion, up $255.0 million, or 16.9%, from 2006. This increase reflects the impact of acquisitions ($113 million), net volume growth due to strong demand in industrial and commercial markets and price increases to offset higher material and energy costs. Favorable foreign currency exchange driven primarily by strong Canadian and European currencies against a weaker U.S. dollar accounted for approximately $42 million of the sales increase.

Electrical segment earnings in 2007 were $298.9 million, up $50.0 million, or 20.1%, from 2006. The earnings improvement reflects higher sales volumes, favorable product mix and our continued success in offsetting increased material and energy cost inflation. Electrical segment earnings also reflect $5 million of earnings from acquisitions, inclusive of acquisition-related amortization totaling $9 million, and approximately $2 million in net expenses related to a plant consolidation.

Year 2006 Compared with 2005

Electrical segment net sales in 2006 were $1.5 billion, up $134.2 million, or 9.7%, from 2005. In 2006, the Electrical segment experienced strong demand in its key end markets of light commercial construction, industrial maintenance and repair and utility distribution markets. Price increases to offset higher material and energy costs also contributed significantly to the sales growth. Favorable foreign currency exchange accounted for approximately $21 million of the increase.

Electrical segment earnings in 2006 were $248.9 million, up $46.6 million, or 23.0%, from 2005. The earnings improvement reflects the favorable impact of higher sales volumes, operating efficiencies and our continued ability to offset higher material and energy costs through higher selling prices.

Other Segments

Year 2007 Compared with 2006

Net sales in 2007 in our Steel Structures segment were $227.4 million, up $5.7 million, or 2.6%, from 2006. Sales in 2007 reflect increased volume of internally manufactured, highly engineered tubular steel poles and decreased shipments of lattice towers purchased from third party suppliers for resale. Lattice tower sales were $4.0 million in 2007 and $23.1 million in 2006. Steel Structures segment earnings in 2007 were $38.5 million, up $3.4 million, or 9.6%, compared to the prior year, driven by increased volume of internally manufactured tubular steel poles and favorable project mix.

Net sales in 2007 in our HVAC segment were $142.9 million, up $7.5 million, or 5.5%, from 2006. HVAC segment earnings in 2007 were $23.7 million, up $3.2 million, or 15.9%, from 2006. Higher sales and improved operating efficiencies contributed to the earnings improvement.

Year 2006 Compared with 2005

Net sales in 2006 in our Steel Structures segment were $221.7 million, up $35.7 million, or 19.2%, from 2005. Sales in 2006 reflect increased volume of internally manufactured, highly engineered tubular steel poles and increased shipments of lattice towers purchased from third party suppliers for resale. Lattice tower sales were $23.1 million in 2006 and $2.5 million in 2005. Steel Structures segment earnings in 2006 were $35.1 million, up modestly compared to the prior year reflecting higher sales volume which was in part offset by a less-favorable project mix.

Net sales in 2006 in our HVAC segment were $135.5 million, up $3.4 million, or 2.6%, from 2005. HVAC segment earnings in 2006 were $20.5 million, up $2.5 million, or 14.1%, from 2005. Higher sales and tightly managing expenses contributed to the earnings improvement.

Liquidity and Capital Resources

We had cash and cash equivalents of $149.9 million and $371.0 million at December 31, 2007 and 2006, respectively.

The following table reflects the primary category totals in our Consolidated Statements of Cash Flows.

(In thousands)	2007	2006	2005

Net cash provided by (used in) operating activities	$261,360	$221,168	$193,097
Net cash provided by (used in) investing activities	(809,778)	214,056	(157,925)
Net cash provided by (used in) financing activities	317,836	(283,253)	27,359
Effect of exchange-rate changes on cash	9,540	2,255	3,022

Net increase (decrease) in cash and cash equivalents	(221,042)	154,226	65,553
Cash and cash equivalents, beginning of year	370,968	216,742	151,189

Cash and cash equivalents, end of year	$149,926	$370,968	$216,742

Operating Activities

Cash provided by operating activities was primarily attributable to net earnings of $183.2 million, $175.1 million and $113.4 million in 2007, 2006 and 2005, respectively. Depreciation and amortization in 2007, 2006, and 2005 was $57.8 million, $47.8 million and $48.4 million, respectively. Operating activities in 2007 reflect higher current year earnings and improved inventory management. Operating activities in 2007 also include $8.8 million in merger-related transaction costs incurred by Lamson & Sessions Co. that were subsequently paid by the Corporation. Operating activities in 2006 were negatively impacted by increased year-end receivables and inventories. Increased receivables in 2006 reflect primarily higher sales levels and increased inventories in 2006 reflect the inflationary impact of higher material and energy costs as well as the need to support increased sales volumes. Operating activities in 2005 reflect $28.7 million of funding to certain qualified pension plans.

Investing Activities

Investing activities in 2007 included four acquisitions for a total of $753 million compared to acquisitions in 2006 of $34 million and 2005 of $17 million.

On November 5, 2007, Thomas & Betts Corporation completed its merger with Lamson & Sessions Co. for approximately $450 million. In addition, the Corporation was required to escrow $17 million in a restricted cash account related to the provisions of certain executive change-in-control agreements, primarily for the former CEO and CFO of Lamson & Sessions Co. LMS is a North American supplier of non-metallic electrical boxes, fittings, flexible conduit and industrial PVC pipe. The merger consideration was obtained through the use of the Corporation’s $750 million credit facility. The LMS acquisition enables the Corporation to broaden its existing product portfolio and enhance its market position with distributors and end users of electrical products.

In July 2007, we acquired the Joslyn Hi-Voltage and Power Solutions businesses from Danaher Corporation for $282 million in cash. Joslyn Hi-Voltage offers a broad range of high voltage electric switches, reclosers, vacuum interrupter attachments and related products used mainly by electric utilities. Power Solutions offers a broad range of products and services designed to ensure a high quality, reliable flow of power to commercial and industrial customers for mission critical applications such as data centers.

Also in July 2007, we acquired Drilling Technical Supply SA, a privately held French manufacturer of explosion-proof lighting and electrical protection equipment, for approximately $23 million in cash.

During 2006, acquisitions totaled $34.0 million and consisted primarily of the purchase of the net operating assets of Hi-Tech Fuses, Inc., which manufactures high-voltage, current-limiting fuses sold primarily for utility applications.

During 2005, we purchased the net operating assets of Southern Monopole and Utilities Company for $16.5 million. Southern Monopole manufactures steel poles used primarily for electrical transmission towers.

During 2007, we had capital expenditures for maintenance spending and the support of our ongoing business plans totaling $40.7 million compared to $44.3 million in 2006 and $36.5 million in 2005. We expect capital expenditures to be approximately $60 million in 2008.

During 2006, we liquidated substantially all of our marketable securities. As a result, we had marketable securities of $0.2 million and $0.4 million at December 31, 2007 and 2006, respectively.

Financing Activities

Cash used in 2007 financing activities included the repurchase of approximately 2.5 million common shares for approximately $133 million and debt repayments of $56 million, both funded from available cash resources. Financing activities in 2006 included the repurchase of 3.7 million common shares for $201 million and debt repayments of $150 million. Cash used in financing activities in 2005 included debt repayments of $7.3 million. Financing activities also reflect $24.6 million, $57.1 million and $34.7 million of cash provided by stock options exercised in 2007, 2006 and 2005, respectively. Financing activities in 2007 and 2006 reflect the positive impact of $7.2 million and $11.3 million, respectively, associated with incremental tax effects of share-based payment arrangements. Cash flows from operating activities in 2007 and 2006 have been reduced by a similar $7.2 million and $11.3 million, respectively, for share-based arrangements. Due to the Corporation’s use of the modified prospective application of accounting for share-based payments, 2005 financing activities were not adjusted for comparative purposes.

$750 million Credit Facility

In October 2007, we amended and restated our unsecured, senior credit facility. No material changes were made in the amendment process other than increasing the amount of available credit, the term of the facility, and the timing of the applicable maximum leverage ratios. The revolving credit facility has total availability of $750 million, through a five year term expiring in October 2012. Prior to this amendment, our facility had total availability of $300 million through a five-year term expiring in December 2011. All borrowings and other extensions of credit under our revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the revolving credit facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility. We used the facility to help finance the transaction with Lamson & Sessions Co. which closed on November 5, 2007. At December 31, 2007, $420 million was outstanding under this facility.

In the fourth quarter 2007, the Corporation entered into an interest rate swap to hedge its exposure to changes in the LIBOR rate on $390 million of borrowings under this facility. See Item 7A.

Under the revolving credit facility agreement, we selected an interest rate on our initial draw of the revolver based on the one-month London Interbank Offered Rate (“LIBOR”) plus a margin based on our debt rating. Fees to access the facility and letters of credit under the facility are based on a pricing grid related to the Corporation’s debt ratings with Moody’s, S&P, and Fitch during the term of the facility.

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

At December 31, 2007, outstanding letters of credit, or similar financial instruments that reduce the amount available under the $750 million credit facility totaled $22.0 million. Letters of credit relate primarily to third-party insurance claims processing.

Other Credit Facilities

We have a EUR 10.0 million (approximately US$14.5 million) committed revolving credit facility with a European bank that has an indefinite maturity. Availability under this facility is EUR 9.9 million (approximately US$14.3 million) as of December 31, 2007. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default.

Outstanding letters of credit which reduced availability under the European facility amounted to EUR 0.1 million (approximately US$0.2 million) at December 31, 2007.

Other Letters of Credit

As of December 31, 2007, the Corporation also had letters of credit in addition to those discussed above that do not reduce availability under the Corporation’s credit facilities. The Corporation had $27.3 million of such additional letters of credit that relate primarily to third-party insurance claims processing, performance guarantees and acquisition obligations.

Compliance and Availability

We are in compliance with all covenants or other requirements set forth in our credit facilities. However, if we fail to be in compliance with the financial or other covenants of our credit agreements, then the credit agreements could be terminated, any outstanding borrowings under the agreements could be accelerated and immediately due, and we could have difficulty renewing or obtaining credit facilities in the future.

As of December 31, 2007, the aggregate availability of funds under our credit facilities was approximately $322.3 million, after deducting outstanding letters of credit. Availability is subject to the satisfaction of various covenants and conditions to borrowing.

In January 2008, the Corporation announced that it had acquired The Homac Manufacturing Company (“Homac”) for $75 million obtained by the Corporation through the use of its $750 million credit facility. Homac, a privately held company, manufactures electrical components used in utility distribution and substation markets, as well as industrial and telecommunications markets. After this acquisition and other operational activity in January, the aggregate availability of funds under our credit facilities was approximately $248.2 million as of January 31, 2008.

Credit Ratings

As of December 31, 2007, we had investment grade credit ratings from Standard & Poor’s, Moody’s Investor Service and Fitch Ratings on our senior unsecured debt. Should these credit ratings drop, repayment under our credit facilities and securities will not be accelerated; however, our credit costs may increase. Similarly, if our credit ratings improve, we could potentially have a decrease in our credit costs. The maturity of any of our debt securities does not accelerate in the event of a credit downgrade.

Debt Securities

Thomas & Betts had the following unsecured debt securities outstanding as of December 31, 2007:

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

Other

The Corporation does not currently pay cash dividends. Future decisions concerning the payment of cash dividends on the common stock will depend upon our results of operations, financial condition, capital expenditure plans, continued compliance with credit facilities and other factors that the Board of Directors may consider relevant.

In the short-term we expect to fund expenditures for capital requirements as well as other liquidity needs from a combination of cash generated from operations and available cash resources. These sources should be sufficient to meet our operating needs in the short-term.

Over the longer-term, we expect to meet our liquidity needs with a combination of cash generated from operations, existing cash balances, the use of our credit facilities, plus issuances of debt or equity securities. From time to time, we may access the public capital markets if terms, rates and timing are acceptable. We have an effective shelf registration statement that will permit us to issue an aggregate of $325 million of senior unsecured debt securities, common stock and preferred stock.

The Corporation utilized its remaining $26 million federal net operating loss carryforwards in 2007 to offset cash taxes related to earnings generated by operations. The Corporation utilized $167 million of its federal net operating loss carryforwards in 2006 primarily to offset cash taxes related to earnings generated by operations and the distribution of cash from a foreign subsidiary. The Corporation utilized $63 million of its federal net operating loss carryforwards in 2005, primarily to offset cash taxes related to the repatriation of foreign earnings.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet arrangements.

Refer to Note 15 in the Notes to Consolidated Financial Statements for information regarding our guarantee and indemnification arrangements.

Contractual Obligations

The following table reflects our total contractual cash obligations as of December 31, 2007.

			2009	2011
			through	through
(In millions)	Total	2008(a)	2010	2012	Thereafter

Long-Term Debt Including Current Maturities(b)	$811.2	$116.2	$152.0	$420.6	$122.4
Estimated Interest Payments(c)	169.3	43.3	63.3	58.7	4.0
Operating Lease Obligations	63.9	16.5	23.6	11.6	12.2

Total Contractual Cash Obligations	$1,044.4	$176.0	$238.9	$490.9	$138.6

(a)	In addition to the amounts above, we expect required contributions to our qualified pension plans to be minimal in 2008.

(b)	Includes capital leases.

(c)	Reflects stated interest rates for fixed rate debt and year-end interest rates for variable rate debt.

Credit Risk

We continually evaluate the credit risk associated with our customers. Credit risk with respect to trade receivables is mitigated in part by the large number of customers comprising our customer base and their dispersion across many different industries and geographic areas. No customer receivable exceeds 10% of total accounts receivable as of December 31, 2007. See also Risk Factors.

Qualified Pension Plans

We have domestic and foreign qualified pension plans with domestic plans accounting for a substantial portion of total plan liabilities and assets. At December 31, 2007, the Corporation’s major active qualified pension plans were funded up to their benefit obligation. With the November 2007 merger of Lamson & Sessions Co., we assumed that company’s pension benefit obligations of approximately $86 million (qualified). The Lamson & Sessions Co. pension plans were essentially funded at December 31, 2007. As a result of our funded status as of December 31, 2007, we expect 2008 required contributions to our qualified pension plans to be minimal. Our funding to all qualified pension plans was $2 million in 2007, $2 million in 2006 and $29 million in 2005. The following information indicates the funded status for our qualified pension plans:

All qualified pension plans:

	December 31,	December 31,
(In millions)	2007	2006

Benefit obligation	$452	$374
Fair value of plan assets	$483	$366

Our qualified pension plan assets at December 31, 2007 and 2006, were included in the following asset categories:

	Plan Assets
	December 31,
	2007	2006

Asset Category
Domestic equity securities	39%	36%
International equity securities	21%	26%
Debt securities	30%	25%
Other, including alternative investments	10%	13%

Total	100%	100%

The financial objectives of our investment policy is (1) to maximize returns in order to minimize contributions and long-term cost of funding pension liabilities, within reasonable and prudent levels of risk, (2) to offset liability growth with the objective of fully funding benefits as they accrue and (3) to achieve annualized returns in excess of the policy benchmark. The Corporation’s asset allocation targets are 34% U.S. domestic equity securities, 22% international equity securities, 26% fixed income and high yield debt securities and 18% other, including alternative investments. As of December 31, 2007 and 2006, no pension plan assets were directly invested in Thomas & Betts Corporation common stock.

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

	2007	2006	2005

Weighted-average long-term rates of return used to determine net periodic pension cost	8.52%	8.55%	8.15%

Reflected in the rates above are domestic weighted-average long-term rates of return of 8.75% for 2007 and 2006 and 8.25% for 2005.

The assumed discount rates we use for our qualified pension plans represent long-term high quality corporate bond rates commensurate with liability durations of our plans. Discount rates used to determine net periodic pension cost for all qualified pension plans are as follows:

	2007	2006	2005

Discount rates used to determine net periodic pension cost	5.62%	5.65%	5.71%

Reflected in the rates above are domestic discount rates to determine net periodic pension cost of 5.75% in 2007, 2006 and 2005.

Discount rates used to determine pension benefit obligations as of December 31, 2007 and 2006 for all qualified pension plans were 6.18% and 5.62%, respectively, and reflect domestic discount rates of 6.25% for 2007 and 5.75% for 2006.

The potential impact on the 2007 net periodic pension cost resulting from a hypothetical one-percentage-point change in the assumed weighted-average long-term rate of return while maintaining a constant discount rate would be approximately $4 million. The potential impact on the 2007 net periodic pension cost resulting from a hypothetical one-percentage-point change in the assumed discount rate while maintaining a constant weighted-average long-term rate of return would be approximately $5 million.

Effective January 1, 2008, substantially all domestic defined benefit pension plans are closed to new entrants.

For additional information regarding our qualified and non-qualified pension plans and other post-retirement plans, refer to Note 10 in the Notes to Consolidated Financial Statements.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 related to certain nonfinancial assets and liabilities are effective for financial statements issued for fiscal years beginning after November 15, 2008. The remaining provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Corporation has not yet evaluated the impact, if any, of this requirement.

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

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 gives companies the option to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements for fiscal years beginning after November 15, 2007. The Corporation has not yet evaluated the impact, if any, of this requirement.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141 (Revised), “Business Combinations.” SFAS No. 141R replaces SFAS No. 141 while retaining the fundamental requirements in SFAS No. 141 that the acquisition (purchase) method of accounting be used for all business combinations. SFAS No. 141R retains SFAS No. 141 guidance for identifying and recognizing intangible assets separately from goodwill and makes certain changes to how the acquisition (purchase) method is applied. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Corporation has not yet evaluated the impact, if any, of this requirement.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (sometimes called a minority interest) in a subsidiary and for the deconsolidation of a subsidiary and to provide consistency with SFAS No. 141. SFAS No. 160 is effective for financial statements for fiscal years beginning on or after December 15, 2008. The Corporation has not yet evaluated the impact, if any, of this requirement.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Financial Instruments

Thomas & Betts is exposed to market risk from changes in interest rates, foreign exchange rates and raw material prices. At times, we may enter into various derivative instruments to manage certain of these risks. We do not enter into derivative instruments for speculative or trading purposes.

Interest Rate Risk

On October 1, 2007, the Corporation entered into a forward-starting interest rate swap for a notional amount of $390 million. The notional amount reduces to $325 million on December 15, 2010, $200 million on December 15, 2011 and $0 on October 1, 2012. The interest rate swap hedges $390 million of the Corporation’s exposure to changes in interest rates on the initial draw-down of its $750 million credit facility. The Corporation has designated the interest rate swap as a cash flow hedge for accounting purposes. As of the November 5, 2007 merger date of Lamson & Sessions Co., the Corporation receives variable one-month LIBOR and pays a fixed rate of 4.86%. As of December 31, 2007, the Corporation recorded a swap liability of $13.6 million and a related contra equity amount, net of tax, of $8.1 million in accumulated other comprehensive income. The Corporation recognized a $0.5 million charge to interest expense in 2007 for the ineffective portion of the swap.

The following table reflects the Corporation’s interest rate sensitive derivative financial instruments as of December 31, 2007.

						December 31,
	Expected Maturity Date					2007
	December 31,					Fair Value
(In millions)	2008	2009	2010	2011	2012	(Liability)

Interest Rate Swaps:
Variable to Fixed	$390.0	$390.0	$325.0	$200.0	$—	$(13.6)
Average pay rate	4.86%	4.86%	4.86%	4.86%	4.86%
Average receive rate	1-month LIBOR	1-month LIBOR	1-month LIBOR	1-month LIBOR	1-month LIBOR

As of December 31, 2006, the Corporation had no outstanding interest rate swap agreements. Interest expense, net includes a charge in 2006 of $0.8 million and benefits of $0.4 million for 2005 associated with prior interest rate swap agreements that effectively converted certain fixed rate debt to floating rates.

Foreign Exchange Risk

During the fourth quarter of 2007, the Corporation entered into currency forward exchange contracts that are not designated as a hedge for accounting purposes. These contracts are intended to reduce cash flow volatility from exchange rate risk related to a short-term intercompany financing transaction. The contracts are for a notional amount of approximately $36 million, which amortizes monthly through November 2008. Under the terms of the contracts, the Corporation sells U.S. dollars at spot rates and purchases Canadian dollars at a forward exchange rate. During 2007, the Corporation recognized a mark-to-market gain of $0.7 million.

The Corporation had no outstanding forward sale or purchase contracts as of December 31, 2006. For 2006 and 2005, the Corporation had no mark-to-market adjustments for forward foreign exchange contracts.

Commodity Risk

As of December 31, 2007 and 2006, the Corporation had no outstanding commodities futures contracts. The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, copper, zinc, resins and rubber compounds. At times, some of the risk associated with usage of aluminum, copper and zinc has been mitigated through the use of futures contracts that fixed the price the Corporation paid for a commodity. Mark-to-market gains and losses for commodities futures, if any, are recorded in cost of sales. Cost of sales reflects losses of $0.5 million for 2006 and gains of $2.2 million for 2005 related to mark-to-market adjustments for commodities futures contracts. During 2007, there were no mark-to-market adjustments for commodities futures contracts.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2007. Management has excluded the four companies acquired during 2007 (The Lamson & Sessions Co. acquired in November 2007 and Joslyn Hi-Voltage, Power Solutions and Drilling Technical Supply SA acquired in July 2007) from its assessment of internal control over financial reporting as permitted under SEC guidance. These companies combined represented approximately 10% of the Corporation’s total assets (excluding approximately 20% goodwill and other intangible assets) as of December 31, 2007 and approximately 5% of its 2007 net sales. KPMG LLP, the independent registered public accounting firm that audited our financial statements, has issued an attestation report on a our internal control over financial reporting as of December 31, 2007.

/s/ Dominic J. Pileggi Chairman, President and Chief Executive Officer	/s/ Kenneth W. Fluke Senior Vice President and Chief Financial Officer	/s/ Stanley P. Locke Vice President — Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Thomas & Betts Corporation:

We have audited the accompanying consolidated balance sheets of Thomas & Betts Corporation and subsidiaries (the Corporation) as of December 31, 2007 and December 31, 2006, and the related consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thomas & Betts Corporation and subsidiaries as of December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 5 to the consolidated financial statements, effective January 1, 2007, the Corporation adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Thomas & Betts Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2008 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/  KPMG LLP
KPMG LLP
Memphis, Tennessee
February 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Thomas & Betts Corporation:

We have audited Thomas and Betts Corporation’s (the Corporation) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Thomas and Betts Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment of the effectiveness of Thomas Betts Corporation’s internal control over financial reporting as of December 31, 2007, four companies acquired during 2007 (The Lamson & Sessions Co. acquired in November 2007 and Joslyn Hi-Voltage, Power Solutions and Drilling Technical Supply SA acquired in July 2007). These companies combined represented approximately 10% of the Corporation’s total assets (excluding approximately 20% goodwill and other intangible assets) as of December 31, 2007 and approximately 5% of its 2007 net sales. Our audit of internal control over financial reporting of Thomas and Betts Corporation also excluded an evaluation of internal control over financial reporting of these acquired companies.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Thomas & Betts Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2007, and our report dated February 22, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
KPMG LLP
Memphis, Tennessee
February 22, 2008

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005

Net sales	$2,136,888	$1,868,689	$1,695,383
Cost of sales	1,475,641	1,299,299	1,195,256

Gross profit	661,247	569,390	500,127
Selling, general and administrative	371,853	323,577	296,132

Earnings from operations	289,394	245,813	203,995
Income from unconsolidated companies	294	952	1,377
Interest expense, net	(23,521)	(14,840)	(25,214)
Other (expense) income, net	(2,276)	1,517	(4,298)

Earnings before income taxes	263,891	233,442	175,860
Income tax provision	80,215	58,312	62,452

Net earnings from continuing operations	183,676	175,130	113,408
Earnings (loss) from discontinued operations, net	(460)	—	—

Net earnings	$183,216	$175,130	$113,408

Basic earnings (loss) per share:
Continuing operations	$3.17	$2.90	$1.89
Discontinued operations	(0.01)	—	—

Net earnings	$3.16	$2.90	$1.89

Diluted earnings (loss) per share:
Continuing operations	$3.13	$2.85	$1.86
Discontinued operations	(0.01)	—	—

Net earnings	$3.12	$2.85	$1.86

Average shares outstanding:
Basic	57,926	60,434	60,054
Diluted	58,720	61,447	61,065

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	As of December 31,
	2007	2006

ASSETS
Current Assets
Cash and cash equivalents	$149,926	$370,968
Restricted cash	16,683	—
Marketable securities	221	371
Receivables, net of allowances of $85,356 and $79,493	280,948	204,270
Inventories:
Finished goods	133,445	107,786
Work-in-process	34,564	27,408
Raw materials	103,980	83,342

Total inventories	271,989	218,536

Deferred income taxes	57,278	60,611
Prepaid expenses	22,392	13,614
Assets of discontinued operations	106,478	—

Total Current Assets	905,915	868,370

Property, plant and equipment:
Land	20,707	17,042
Buildings	200,544	183,323
Machinery and equipment	680,864	621,272
Construction-in-progress	13,829	14,409

Gross property, plant and equipment	915,944	836,046
Less accumulated depreciation	(609,985)	(568,846)

Net property, plant and equipment	305,959	267,200

Goodwill	873,574	490,210
Other intangible assets:
Amortizable	202,335	12,300
Indefinite lived	101,643	4,529

Total other intangible assets	303,978	16,829

Investments in unconsolidated companies	115,300	115,726
Deferred income taxes	—	42,811

Other assets	63,060	29,077

Total Assets	$2,567,786	$1,830,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$116,157	$719
Accounts payable	180,333	144,844
Accrued liabilities	143,606	96,611
Income taxes payable	10,731	6,355
Liabilities of discontinued operations	18,146	—

Total Current Liabilities	468,973	248,529

Long-Term Liabilities
Long-term debt	695,048	386,912
Deferred income taxes	48,888	10,376
Other long-term liabilities	125,943	116,047
Contingencies (Note 15)
Shareholders’ Equity Common stock	5,770	5,924
Additional paid-in capital	207,690	294,502
Retained earnings	1,001,997	818,781
Accumulated other comprehensive income	13,477	(50,848)

Total Shareholders’ Equity	1,228,934	1,068,359

Total Liabilities and Shareholders’ Equity	$2,567,786	$1,830,223

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2007	2006	2005

Cash Flows from Operating Activities:
Net earnings	$183,216	$175,130	$113,408
Adjustments:
Depreciation and amortization	57,766	47,842	48,404
Share-based compensation expense	12,477	11,919	1,923
Deferred income taxes	6,672	2,031	28,159
Incremental tax benefits from share-based payment arrangements	(7,192)	(11,320)	—
Changes in operating assets and liabilities, net:
Receivables	6,541	(11,441)	(15,440)
Inventories	14,961	(15,927)	11,756
Accounts payable	(24,716)	3,534	17,837
Accrued liabilities	6,755	(6,841)	3,388
Income taxes payable	15,666	8,163	(684)
Merger-related transaction costs incurred by Lamson & Sessions	(8,803)	—	—
Other	(1,983)	18,078	(15,654)

Net cash provided by (used in) operating activities	261,360	221,168	193,097

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(40,713)	(44,345)	(36,455)
Purchases of businesses, net of cash acquired	(752,912)	(34,031)	(16,526)
Restricted cash	(16,683)	—	—
Proceeds from sale of property, plant and equipment	373	659	720
Marketable securities acquired	(48)	(121,665)	(586,050)
Proceeds from marketable securities	205	413,438	480,386

Net cash provided by (used in) investing activities	(809,778)	214,056	(157,925)

Cash Flows from Financing Activities:
Proceeds from long-term debt and other borrowings	475,000	—	—
Repayment of long-term debt and other borrowings	(56,016)	(150,896)	(7,291)
Stock options exercised	24,618	57,119	34,650
Incremental tax benefits from share-based payment arrangements	7,192	11,320	—
Repurchase of common shares	(132,958)	(200,796)	—

Net cash provided by (used in) financing activities	317,836	(283,253)	27,359

Effect of exchange-rate changes on cash	9,540	2,255	3,022

Net increase (decrease) in cash and cash equivalents	(221,042)	154,226	65,553
Cash and cash equivalents, beginning of year	370,968	216,742	151,189

Cash and cash equivalents, end of year	$149,926	$370,968	$216,742

Cash payments for interest	$33,329	$33,016	$37,896
Cash payments for income taxes	$54,916	$44,896	$36,470

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(In thousands)

						Accumulated
						Other
			Additional		Nonvested	Comprehensive	Comprehensive
	Common Stock		Paid-In	Retained	Restricted	Income	Income
	Shares	Amount	Capital	Earnings	Stock	(Loss)	(Loss)	Total

Balance at December 31, 2004	59,353	$5,935	$366,811	$530,243	$(1,811)	$541	$—	$901,719

Net income	—	—	—	113,408	—	—	113,408	113,408
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	—	—	(8,025)	(8,025)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	(26)	(26)
Minimum pension liability	—	—	—	—	—	—	453	453

Other comprehensive income (loss)	—	—	—	—	—	(7,598)	(7,598)	—

Comprehensive income	—	—	—	—	—	—	105,810	—

Stock options and incentive awards	1,736	174	45,174	—	(2,210)	—	—	43,138
Amortization of nonvested restricted stock	—	—	—	—	1,923	—	—	1,923

Balance at December 31, 2005	61,089	$6,109	$411,985	$643,651	$(2,098)	$(7,057)	$—	$1,052,590

Net income	—	—	—	175,130	—	—	175,130	175,130
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	—	—	18,411	18,411
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	(10)	(10)
Minimum pension liability	—	—	—	—	—	—	821	821

Other comprehensive income (loss)	—	—	—	—	—	19,222	19,222	—

Comprehensive income	—	—	—	—	—	—	194,352	—

Stock options and incentive awards	2,052	198	56,895	—	—	—	—	57,093
Repurchase of common shares	(3,668)	(367)	(200,429)	—	—	—	—	(200,796)
Share-based compensation	—	—	12,196	—	—	—	—	12,196
Tax benefits realized from share-based payment arrangements	—	—	15,937	—	—	—	—	15,937
Adoption of SFAS No. 123R	—	(16)	(2,082)	—	2,098	—	—	—
Adoption of SFAS No. 158	—	—	—	—	—	(63,013)	—	(63,013)

Balance at December 31, 2006	59,473	$5,924	$294,502	$818,781	$—	$(50,848)	$—	$1,068,359

Net income	—	—	—	183,216	—	—	183,216	183,216
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	—	—	52,515	52,515
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	(3)	(3)
Unrealized gain (loss) on interest rate swap	—	—	—	—	—	—	(8,141)	(8,141)
Defined benefit pension and other post retirement plans	—	—	—	—	—	—	19,954	19,954

Other comprehensive income (loss)	—	—	—	—	—	64,325	64,325	—

Comprehensive income	—	—	—	—	—	—	247,541	—

Stock options and incentive awards	1,046	99	24,557	—	—	—	—	24,656
Repurchase of common shares	(2,531)	(253)	(132,705)	—	—	—	—	(132,958)
Share-based compensation	—	—	12,444	—	—	—	—	12,444
Tax benefits realized from share-based payment arrangements	—	—	8,892	—	—	—	—	8,892

Balance at December 31, 2007	57,988	$5,770	$207,690	$1,001,997	$—	$13,477	$—	$1,228,934

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

Cash and Cash Equivalents:  Cash equivalents consist of high-quality money market investments with maturities at date of purchase of less than 90 days that have a low risk of change in value due to interest rate fluctuations. Foreign currency cash flows have been converted to U.S. dollars at applicable weighted-average exchange rates or the exchange rates in effect at the time of the cash flows, where determinable.

Marketable Securities:  Investments in marketable securities are stated at fair value. Fair value is determined using quoted market prices and, when appropriate, exchange rates at the end of the applicable reporting period. Unrealized gains and losses on marketable securities classified as available-for-sale are recorded in accumulated other comprehensive income, net of tax.

Revenue Recognition:   The Corporation recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. The Corporation also recognizes revenue for service agreements associated with its Power Solutions business over the applicable service periods. Sales discounts, quantity and price rebates, and allowances are estimated based on experience and recorded as a reduction to revenue in the period in which the sale is recognized. Quantity rebates are in the form of volume incentive discount plans

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

Goodwill and Other Intangible Assets:  The Corporation follows the provisions of Statement of Financial Accounting Standard (SFAS) No. 141, “ Business Combinations.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. Under SFAS No. 141, all assets and liabilities acquired in a business combination, including goodwill, indefinite-lived intangibles and other intangibles, are recorded at fair value. The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the fair value of the acquired assets and liabilities. Goodwill consists principally of the excess of cost over the fair value of net assets acquired in business combinations and is not amortized. Other intangible assets as of December 31, 2007 and 2006, include identifiable intangible assets with indefinite lives totaling approximately $102 million and $5 million, respectively, and identifiable intangible assets with finite lives totaling approximately $202 million and $12 million, respectively. Intangible assets with indefinite lives (primarily acquired trade names and distributor networks) are not amortized and intangible assets with finite lives (primarily acquired customer relationships, backlog, patents and technology, and non-compete agreements) are amortized over periods ranging from 1 to 14.5 years. For each amortizable intangible asset, we use a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed. If that pattern cannot be reliably determined, we use a straight-line amortization method. Accumulated

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

amortization for amortizable intangible assets as of December 31, 2007 and 2006 was $8.9 million and $0.6 million, respectively.

The Corporation follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires an annual impairment test of goodwill and indefinite lived intangible assets. The Corporation performs its annual impairment assessment in the fourth quarter of each year, unless circumstances dictate more frequent assessments. Under the provisions of SFAS No. 142, each test of goodwill requires the Corporation to determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. The Corporation determines the fair value of its reporting units using a combination of three valuation methods: market multiple approach; discounted cash flow approach; and comparable transactions approach. The market multiple approach provides indications of value based on market multiples for public companies involved in similar lines of business. The discounted cash flow approach calculates the present value of projected future cash flows using appropriate discount rates. The comparable transactions approach provides indications of value based on an examination of recent transactions in which companies in similar lines of business were acquired. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Corporation must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. SFAS No. 142 defines a reporting unit as an operating segment or one level below an operating segment. The Corporation’s annual assessment concluded that there was no impairment of goodwill or indefinite lived intangible assets.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

The following table reflects activity for goodwill during the three years ended December 31, 2007:

	Balance		Other —	Balance
	at		Primarily	at
	Beginning	Goodwill	Currency	End
(In thousands)	of Year	Additions	Translation	of Year
2005
Electrical	$402,058	$—	$(4,593)	$397,465
Steel Structures	60,533	4,226	—	64,759
HVAC	673	—	(87)	586

	$463,264	$4,226	$(4,680)	$462,810

2006
Electrical	$397,465	$18,265	$9,072	$424,802
Steel Structures	64,759	—	—	64,759
HVAC	586	—	63	649

	$462,810	$18,265	$9,135	$490,210

2007
Electrical	$424,802	$367,018	$16,279	$808,099
Steel Structures	64,759	—	—	64,759
HVAC	649	—	67	716

	$490,210	$367,018	$16,346	$873,574

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

Pension and Other Postretirement Benefit Plans:  The Corporation and its subsidiaries have several defined benefit pension plans covering substantially all employees. The Corporation follows the provisions of SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” Those plans generally provide pension benefits that are based on compensation levels and years of service. Minimum annual required contributions to the plans, if any, are based on laws and regulations of the applicable countries. Effective January 1, 2008, substantially all domestic defined benefit pension plans are closed to new entrants. The Corporation discloses information about its pension plans and other postretirement benefit plans in accordance with SFAS No. 132 (Revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”

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

The Corporation follows the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires the Corporation to record the overfunded or underfunded status of benefit plans on its balance sheet. Changes in funded status are required to be recognized through comprehensive income in the year in which the change occurs. The December 31, 2006 adoption of SFAS No. 158 resulted in a decrease in prepaid pension assets of $73 million, an increase in pension liabilities of $26 million, an increase in deferred income tax assets of $36 million and a decrease in accumulated other comprehensive income of $63 million.

The Corporation’s major qualified pension plans have a November 30 year-end, while the remaining pension and other postretirement plans have a December 31 year-end.

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

Share-Based Payment Arrangements:  On January 1, 2006, the Corporation adopted SFAS No. 123 (Revised), “Share-Based Payment,” which requires all share-based payments to employees to be recognized as compensation expense in financial statements based on their fair values over the requisite service period. Under the provisions of SFAS No. 123R, non-employee members of the Board of Directors are deemed to be employees. SFAS No. 123R applies to new awards and to unvested awards that are outstanding as of the adoption date. Compensation expense for options outstanding as of the adoption date is being recognized over the remaining service period using the

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

compensation cost calculated for pro forma disclosure purposes. As allowed by SFAS No. 123R, the Corporation elected the modified prospective application. Under the modified prospective application, prior periods were not revised for comparative purposes.

Derivative Instruments and Hedging Activities:  The Corporation follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. Changes in fair value of derivatives are recorded currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify as cash flow hedges, the effective portion of changes in fair value of the derivative is reported in accumulated other comprehensive income and the ineffective portion is recognized in earnings in the current period. For derivatives that qualify as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. The Corporation formally assesses both at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective, the Corporation will discontinue hedge accounting prospectively.

Recently Issued Accounting Standards:

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 related to certain nonfinancial assets and liabilities are effective for financial statements issued for fiscal years beginning after November 15, 2008. The remaining provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Corporation has not yet evaluated the impact, if any, of this requirement.

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

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141 (Revised), “Business Combinations.” SFAS No. 141R replaces SFAS No. 141 while retaining the fundamental requirements in SFAS No. 141 that the acquisition (purchase) method of accounting be used for all business combinations. SFAS No. 141R retains SFAS No. 141 guidance for identifying and recognizing intangible assets separately from goodwill and makes certain changes to how the

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

acquisition (purchase) method is applied. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Corporation has not yet evaluated the impact, if any, of this requirement.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (sometimes called a minority interest) in a subsidiary and for the deconsolidation of a subsidiary and to provide consistency with SFAS No. 141. SFAS No. 160 is effective for financial statements for fiscal years beginning on or after December 15, 2008. The Corporation has not yet evaluated the impact, if any, of this requirement.

3.	Acquisitions

2007

The Corporation completed four strategic acquisitions in 2007 for a total investment of approximately $750 million. The acquisitions included The Lamson & Sessions Co., Joslyn Hi-Voltage, Power Solutions and Drilling Technical Supply SA.

The unaudited pro forma net sales of the combined Corporation, as if all of these acquisitions had occurred at the beginning of each period, were $2.5 billion and $2.3 billion for the years ended December 31, 2007 and 2006, respectively. For the year ended December 31, 2007 and 2006, unaudited pro forma net earnings and unaudited pro forma earnings per diluted share of the combined Corporation, as if all of these acquisitions had occurred at the beginning of each period, were $165 million ($2.80 per share) and $177 million ($2.88 per share), respectively. The unaudited pro forma results for 2007 included certain one-time acquisition related charges totaling $28 million for change-of-control liabilities, write-off of unamortized stock-based compensation and merger related transaction costs of Lamson & Sessions Co. This pro forma financial information excludes discontinued operations discussed below.

Amortization expense estimates from the 2007 acquisitions in each of the five years subsequent to 2007 are as follows:

(In millions)
2008	$23
2009	22
2010	21
2011	20
2012	19

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

3.	Acquisitions (Continued)

The following is supplemental cash flow information regarding the Corporation’s acquisitions in 2007:

(In millions)
Fair value of assets acquired	$982
Less liabilities assumed	(222)

Net assets acquired	760
Less cash acquired	(7)

Purchases of businesses, net of cash acquired	$753

The Lamson & Sessions Co.

On November 5, 2007, the merger of Lamson & Sessions Co. (“LMS”) into Thomas & Betts Corporation was consummated. LMS is a North American supplier of non-metallic electrical boxes, fittings, flexible conduit and industrial PVC pipe. As a result of the merger, LMS became a wholly owned subsidiary of Thomas & Betts Corporation. The transaction was consummated pursuant to the terms of the Agreement and Plan of Merger dated August 15, 2007. As a result of the merger, the prior shareholders of LMS received $27.00 in cash for each common share. The total consideration paid was approximately $450 million. Lamson & Sessions also declared a special dividend of $0.30 per share payable upon the closing of the merger. The merger consideration paid was obtained by Thomas & Betts Corporation through the use of its $750 million senior credit facility. The results of these operations have been included in the consolidated financial statements of the Corporation since the acquisition date. The LMS acquisition enables the Corporation to broaden its existing product portfolio and enhance its market position with distributors and end users of electrical products.

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

November
(In millions)	2007

Current assets (primarily receivables and inventories)	$144
Property, plant and equipment	82
Long-term assets	17
Goodwill and other intangible assets	386

Total assets acquired	629
Current liabilities	(75)
Long-term liabilities	(100)

Net assets acquired	$454

Of the $386 million of goodwill and other intangible assets, approximately $60 million has been assigned to intangible assets with infinite lives (consisting of trade/brand names) and

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

3.	Acquisitions (Continued)

approximately $120 million has been assigned to intangible assets with estimated lives ranging up to 11 years (consisting primarily of customer relations). Goodwill and other intangible assets are not deductible for tax purposes. All of the goodwill and other intangible assets have been assigned to the Corporation’s Electrical segment. Amortization of other intangible assets are included in selling, general and administrative expenses in the Corporation’s consolidated statement of operations.

The final purchase price allocation will reflect restructuring accruals, which will include costs to eliminate duplicate facilities and to terminate certain employees of the acquired company. As of December 31, 2007, the Corporation had not finalized its plans to consolidate activities or to involuntarily terminate employees. The Corporation expects to finalize such plans during the first quarter of 2008.

The Corporation announced that it has decided to divest its portfolio of polyvinyl chloride (PVC) and high-density polyethylene (HDPE) conduit, duct and pressure pipe used in construction, industrial, municipal, utility and telecommunications markets, which was acquired as part of Lamson & Sessions Co. The Corporation has retained a financial advisor to assist with the sale of these operations. The operations associated with this business have been reflected as discontinued operations in the accompanying 2007 statement of operations and the assets and liabilities associated with this business have been reflected as held-for-sale in the accompanying balance sheet as of December 31, 2007. Results from discontinued operations in 2007 reflected net sales of approximately $32 million, loss before income taxes of $0.7 million, an income tax benefit of $0.2 million and net loss of $0.5 million.

Joslyn Hi-Voltage and Power Solutions

On July 25, 2007 the Corporation acquired the Joslyn Hi-Voltage and Power Solutions businesses from Danaher Corporation for $282 million in cash. The results of these operations have been included in the consolidated financial statements of the Corporation since the acquisition date. Joslyn Hi-Voltage offers a broad range of high voltage vacuum interrupter attachments, electric switches, reclosers, and related products used mainly by electric utilities. Joslyn Hi-Voltage provides the Corporation with a strong utility market position in specialty hi-voltage overhead power distribution products that complement its underground product portfolio. Power Solutions offers a broad range of products and services designed to ensure a high quality, reliable flow of power to commercial and industrial customers for mission critical applications such as data centers. Power Solutions enables us to develop a niche business platform in energy management and controls that has favorable long-term growth prospects.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

3.	Acquisitions (Continued)

The following table summarizes preliminary estimates and assumptions of fair values for the assets acquired and liabilities assumed at the date of acquisition. The Corporation believes it has substantially completed its allocation of the purchase price for this acquisition. The final purchase price allocation may result in different allocations for tangible and intangible assets and different depreciation and amortization expense than that reflected in the consolidated financial statements of the Corporation.

July
(In millions)	2007

Current assets (primarily receivables and inventories)	$51
Property, plant and equipment	8
Long-term assets	3
Goodwill and other intangible assets	255

Total assets acquired	317
Current liabilities	(34)
Long-term liabilities	(1)

Net assets acquired	$282

Of the $255 million of goodwill and other intangible assets, approximately $36 million has been assigned to intangible assets with infinite lives (consisting of trade/brand names) and approximately $69 million has been assigned to intangible assets with estimated lives up to 12 years (consisting of primarily customer relations). Additionally, approximately $1 million was assigned to in-process research and development assets and expensed as of the acquisition date. Goodwill and other intangible assets are expected to be deductible for tax purposes. All of the goodwill and other intangible assets have been assigned to the Corporation’s Electrical segment. Amortization of other intangible assets and the write-off of in-process research and development assets are included in selling, general and administrative expenses in the Corporation’s consolidated statement of operations.

Drilling Technical Supply SA

On July 6, in 2007, the Corporation acquired Drilling Technical Supply SA, a privately held French manufacturer of explosion-proof lighting and electrical protection equipment, for approximately $23 million in cash. The purchase price allocation resulted in goodwill of approximately $10 million and other intangible assets of approximately $9 million, all of which was assigned to the Corporation’s Electrical segment.

2006

Acquisitions totaled $34 million in cash and consisted primarily of the purchase of net operating assets of Hi-Tech Fuses, Inc. in August 2006. Hi-Tech Fuses manufactures high-voltage, current-limiting fuses sold primarily for utility applications. The purchase price allocations resulted in goodwill of approximately $18 million and other intangible assets of approximately $12 million, all of which was assigned to the Electrical segment.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

3.	Acquisitions (Continued)

2005

The Corporation purchased the net operating assets of Southern Monopole in January 2005 for $16.5 million in cash. Southern Monopole manufactures steel poles used primarily for electrical transmission towers. Goodwill derived from the purchase price allocation is approximately $4 million and was assigned to the Steel Structures segment.

4.	Basic and Diluted Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

(In thousands, except per share data)	2007	2006	2005

Earnings from continuing operations	$183,676	$175,130	$113,408
Loss from discontinued operations, net of tax	(460)	—	—

Net earnings	$183,216	$175,130	$113,408

Basic shares:
Average shares outstanding	57,926	60,434	60,054

Basic earnings per share:
Earnings from continuing operations	$3.17	$2.90	$1.89
Loss from discontinued operations, net of tax	(0.01)	—	—

Net earnings	$3.16	$2.90	$1.89

Diluted shares:
Average shares outstanding	57,926	60,434	60,054
Additional shares on the potential dilution from stock options and nonvested restricted stock	794	1,013	1,011

	58,720	61,447	61,065

Diluted earnings per share:
Earnings from continuing operations	$3.13	$2.85	$1.86
Loss from discontinued operations, net of tax	(0.01)	—	—

Net earnings	$3.12	$2.85	$1.86

The Corporation had stock options that were out-of-the-money which were excluded because of their anti-dilutive effect. Such out-of-the-money options were 265,000 shares in 2007, 501,000 shares in 2006 and 1,002,000 shares of common stock in 2005.

5.  Income Taxes

Overview

The Corporation’s income tax provision for 2007 was $80.2 million, or an effective rate of 30.4% of pretax earnings, compared to an income tax provision for 2006 of $58.3 million, an effective rate of 25.0%, and for 2005 of $62.5 million, an effective rate of 35.5%. Both 2006 and 2005 reflect significant income tax adjustments as discussed below. The increase in the 2007 effective rate over 2006 reflects the effect of a net increase in U.S. income taxes on the

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

5.  Income Taxes (Continued)

Corporation’s overall blended tax rate, as well as net tax adjustments recorded in 2006 totaling $4.6 million that are discussed below. The effective rate for all periods reflects benefits from the Corporation’s Puerto Rican manufacturing operations which has a significantly lower effective tax rate than the Corporation’s overall blended tax rate.

The Corporation recorded an income tax benefit of $36.5 million in the fourth quarter 2006 relating to the release of state income tax valuation allowances. Management determined, in accordance with SFAS No. 109, it is more-likely-than-not that sufficient taxable income will be generated in the future to realize the remaining net state deferred tax assets.

Also during the fourth quarter 2006, the Corporation recorded an income tax provision of $31.9 million as a result of the distribution of approximately $100 million from a foreign subsidiary. No significant net cash taxes resulted from the distribution due to the use of net operating losses.

During the fourth quarter 2005, the Corporation repatriated $200 million in foreign earnings from certain foreign subsidiaries pursuant to the American Jobs Creation Act of 2004. The Corporation recorded a U.S. federal income tax provision of $16.4 million as a result of the repatriation. In addition, the repatriation increased foreign tax credits by a net of $10.5 million, which has been fully offset by an increase in valuation allowances. No net cash taxes resulted from the repatriation due to the use of net operating losses and foreign tax credits.

Undistributed earnings of foreign subsidiaries amounted to $330.3 million at December 31, 2007. These earnings are considered to be indefinitely reinvested, and, accordingly, no provision for U.S. federal or state income taxes has been made.

Earnings before income taxes (continuing operations) and income tax provision recorded by the Corporation in 2007, 2006 and 2005 is as follows:

	Pretax		Tax
(In thousands)	Earnings	Tax Provision	Rate

2007	$263,891	$80,215	30.4%
2006	$233,442	$58,312	25.0%
2005	$175,860	$62,452	35.5%

Results from discontinued operations in 2007 reflected loss before income taxes of $0.7 million, an income tax benefit of $0.2 million (35% tax rate) and net loss of $0.5 million.

The relationship of domestic and foreign components of earnings from continuing operations before income taxes is as follows:

	2007	2006	2005
(In thousands)

Domestic(a)	$94,321	$85,278	$74,042
Foreign(b)	169,570	148,164	101,818

	$263,891	$233,442	$175,860

(a)	Domestic earnings before income taxes in 2007, 2006 and 2005 included interest expense, net of $23.5 million, $14.8 million and $25.2 million, respectively. The amount of interest expense

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

5.  Income Taxes (Continued)

related to foreign earnings is negligible. Domestic earnings also include corporate expense of $71.4 million in 2007, $57.7 million in 2006 and $48.6 million in 2005.

(b)	Effective January 1, 2006, the Corporation contributed its operating net assets in Puerto Rico to a newly formed foreign corporation. Results of the Corporation’s subsidiary in Puerto Rico were included in foreign earnings in 2007 and 2006 and domestic earnings in 2005.

The components of income tax provision (benefit) on earnings from continuing operations are as follows:

	2007	2006	2005
(In thousands)

Current
Federal	$22,984	$3,283	$2,481
Foreign	43,644	36,240	32,107
State	2,434	108	473

Total current provision	69,062	39,631	35,061

Deferred
Domestic	10,513	19,962	30,405
Foreign	640	(1,281)	(3,014)

Total deferred provision	11,153	18,681	27,391

	$80,215	$58,312	$62,452

The reconciliation between the federal statutory tax rate and the Corporation’s effective tax rate on earnings from continuing operations is as follows:

	2007	2006	2005

Federal statutory tax rate	35.0%	35.0%	35.0%
Increase (reduction) resulting from:
State tax — net of federal tax benefit	1.9	6.5 (a)	6.7	(b)
Taxes on foreign earnings	(1.9)	(3.2)	(3.6)
Non-taxable income from Puerto Rico operations	(3.8)	(5.2)	(5.3)
Increase in foreign tax credits	—	—	(6.0	)(b)
Change in valuation allowance	(1.0)	(21.2)	(0.4)
Tax audits and reassessment of tax exposures	—	(0.9)	(0.5)
Distribution from foreign subsidiary	—	13.7	—
Repatriation of foreign earnings pursuant to the American Jobs Creation Act of 2004	—	—	9.3
Other	0.2	0.3	0.3

Effective tax rate	30.4%	25.0%	35.5%

(a)	State tax of 6.5% was fully offset by the change in the valuation allowance, and, as a result, had no net effect on the overall effective tax rate in 2006.

(b)	State tax of 6.7% and foreign tax credits of (6.0)% were fully offset by a change in the valuation allowance, and, as a result, had no net effect on the overall effective tax rate in 2005.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

5.  Income Taxes (Continued)

On January 1, 2007, the Corporation adopted FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The adoption of FIN 48 had no impact on the Corporation. In the fourth quarter of 2007, the Corporation acquired Lamson & Sessions Co. and assumed its FIN 48 liabilities. The Corporation has $1.2 million of unrecognized tax benefits at December 31, 2007. None of the unrecognized tax benefits would affect the effective tax rate on income from continuing operations if recognized because it would be recorded as an adjustment to goodwill. Additionally, there were no changes in unrecognized tax benefits related to either settlements with taxing authorities or lapses of an applicable statute of limitations during 2007.

The Corporation’s policy is to record interest and penalties associated with the underpayment of income taxes as a component of income tax expense.

The Corporation’s tax years are open for all U.S. state and federal jurisdictions from 2004 through 2007. Certain state tax years remain open for 2001, 2002 and 2003 filings. International statutes vary widely, and the open years range from 2002 through 2007. Taxing authorities have the ability to review prior tax years to the extent net operating loss and tax credit carryforwards relate to open tax years.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

5.  Income Taxes (Continued)

The components of the Corporation’s net deferred tax assets were:

	December 31,	December 31,
(In thousands)	2007	2006

Deferred tax assets
Tax credit and loss carryforwards	$81,774	$96,541
Accrued employee benefits	17,930	13,528
Accounts receivable	9,212	9,758
Self insurance liabilities	7,665	7,447
Inventory	7,056	5,347
Environmental liabilities	5,484	4,069
Pension and other benefit plans	25,477	37,349
Interest rate swap	4,990	—
Other	9,511	6,646

Total deferred tax assets	169,099	180,685
Valuation allowance	(31,063)	(33,740)

Net deferred tax assets	138,036	146,945

Deferred tax liabilities
Acquired intangibles	(70,636)	—
Property, plant and equipment	(20,304)	(6,289)
Investments and foreign liabilities	(33,200)	(33,656)
Pension and other benefit plans	(5,506)	(13,954)

Total deferred tax liabilities	(129,646)	(53,899)

Net deferred tax assets	$8,390	$93,046

Balance Sheet Reconciliation
Current deferred income tax assets	$57,278	$60,611
Non-current deferred income tax assets	—	42,811
Long-term deferred income tax liabilities	(48,888)	(10,376)

Net deferred tax assets	$8,390	$93,046

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

5.  Income Taxes (Continued)

A detail of net deferred tax assets associated with tax credits and loss carryforwards is as follows:

	December 31,	Expiration
(In thousands)	2007	Dates

Tax credit and loss carryforwards
U.S. state net operating loss carryforwards	$35,007	2008 -- 2024
U.S. foreign tax credits	15,426	2009 -- 2015
U.S. state income tax credits	8,694	2008 -- 2026
Foreign net operating loss carryforwards with no expiration dates	8,618	—
Foreign net operating loss carryforwards	3,684	2008 -- 2015
U.S. AMT credit carryforwards	10,345	—

Total tax credit and loss carryforwards	$81,774

The valuation allowance for deferred tax assets decreased by $2.7 million in 2007 due primarily to management’s assessment that state income tax net operating losses and state income tax credit carryforwards will be realized, as well as the expiration of certain state net operating losses and tax credit carryforwards. The majority of the remaining $31.1 million valuation allowance as of December 31, 2007 related to foreign net operating loss carryforwards and foreign income tax credit carryforwards and reflects management’s assessment that it is not more-likely-than-not that sufficient taxable income in certain foreign jurisdictions will be generated in the future to substantially realize these remaining deferred tax assets.

The gross amount of net operating loss carryforwards are $626.5 million. The loss carryforwards are composed of $583 million of U.S. state net operating loss carryforwards and $43.5 million of foreign net operating loss carryforwards.

Valuation Allowances

Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of tax planning strategies. Management believes that it is more-likely-than-not that future taxable income, based on tax laws in effect as of December 31, 2007, will be sufficient to realize the recorded deferred tax assets, net of the existing valuation allowance at December 31, 2007. Projected future taxable income is based on management’s forecast of the operating results of the Corporation, and there can be no assurance that such results will be achieved. Management periodically reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income may not be generated to fully realize the net deferred tax assets, the Corporation will increase the valuation allowance by a charge to income tax expense in the period of such determination. Additionally, if events change in subsequent periods which indicate that a previously recorded valuation allowance is no longer needed, the Corporation will decrease the valuation allowance by providing an income tax benefit in the period of such determination.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

6.	Fair Value of Financial Instruments

The Corporation’s financial instruments include cash and cash equivalents, restricted cash, marketable securities and debt. Financial instruments also include interest rate swap agreements, foreign currency contracts and commodity contracts. The carrying amounts of the Corporation’s financial instruments generally approximated their fair values at December 31, 2007 and 2006, except that, based on the borrowing rates available to the Corporation under current market conditions, the fair value of long-term debt (including current maturities) was approximately $822 million at December 31, 2007 and approximately $402 million at December 31, 2006 and the fair value of an interest rate swap at December 31, 2007 was a liability of $13.6 million. See Notes 7 and 8.

At December 31, 2007 and 2006, the Corporation’s marketable securities were classified as available-for-sale and were carried at $0.2 million and $0.4 million, respectively. The cost bases and fair market values were not materially different for either 2007 or 2006. These securities held at December 31, 2007, had contractual maturities ranging from approximately one to two years. The Corporation did not realize any significant gains or losses on its marketable securities during 2007, 2006 or 2005.

7.	Derivative Instruments

The Corporation is exposed to market risk from changes in interest rates, foreign-exchange rates and raw material prices. At times, the Corporation may enter into various derivative instruments to manage certain of those risks. The Corporation does not enter into derivative instruments for speculative or trading purposes.

Interest Rate Swap Agreements

On October 1, 2007, the Corporation entered into a forward-starting interest rate swap for a notional amount of $390 million. The notional amount reduces to $325 million on December 15, 2010, $200 million on December 15, 2011 and $0 on October 1, 2012. The interest rate swap hedges $390 million of the Corporation’s exposure to changes in interest rates on the initial draw-down of its $750 million credit facility. The Corporation has designated the interest rate swap as a cash flow hedge for accounting purposes. As of the November 5, 2007 merger date of Lamson & Sessions Co., the Corporation receives variable one-month LIBOR and pays a fixed rate of 4.86%. As of December 31, 2007, the Corporation recorded a swap liability of $13.6 million and a related contra equity amount, net of tax, of $8.1 million in accumulated other comprehensive income. The Corporation recognized a $0.5 million charge to interest expense in 2007 for the ineffective portion of the swap.

As of December 31, 2006, the Corporation had no outstanding interest rate swap agreements. Interest expense, net includes a charge in 2006 of $0.8 million and benefits of $0.4 million for 2005 associated with prior interest rate swap agreements that effectively converted certain fixed rate debt to floating rates.

Forward Foreign Exchange Contracts

During the fourth quarter of 2007, the Corporation entered into currency forward exchange contracts that are not designated as a hedge for accounting purposes. These contracts are intended to

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

7.	Derivative Instruments (Continued)

reduce cash flow volatility from exchange rate risk related to a short-term intercompany financing transaction. The contracts are for a notional amount of approximately $36 million, which amortizes monthly through November 2008. Under the terms of the contracts, the Corporation sells U.S. dollars at spot rates and purchases Canadian dollars at a forward exchange rate. During 2007, the Corporation recognized a mark-to-market gain of $0.7 million.

The Corporation had no outstanding forward sale or purchase contracts as of December 31, 2006. For 2006 and 2005, the Corporation had no mark-to-market adjustments for forward foreign exchange contracts.

Commodities Futures Contracts

As of December 31, 2007 and 2006, the Corporation had no outstanding commodities futures contracts. The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, copper, zinc, resins and rubber compounds. At times, some of the risk associated with usage of aluminum, copper and zinc has been mitigated through the use of futures contracts that fixed the price the Corporation paid for a commodity. Mark-to-market gains and losses for commodities futures, if any, are recorded in cost of sales. Cost of sales reflects losses of $0.5 million for 2006 and gains of $2.2 million for 2005 related to mark-to-market adjustments for commodities futures contracts. During 2007, there were no mark-to-market adjustments for commodities futures contracts.

8.	Debt

The Corporation’s long-term debt at December 31, 2007 and 2006 was:

	December 31,	December 31,
(In thousands)	2007	2006

Senior credit facility(a)	$420,000	$—
Unsecured notes:
6.63% Notes due 2008(b)	114,956	114,821
6.39% Notes due 2009(b)	149,939	149,887
7.25% Notes due 2013(b)	120,931	120,192
Other, including capital leases	5,379	2,731

Long-term debt (including current maturities)	811,205	387,631
Less current portion	116,157	719

Long-term debt	$695,048	$386,912

(a)	Interest is paid monthly.

(b)	Interest is paid semi-annually.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

8.  Debt (Continued)

Principal payments due on long-term debt including capital leases in each of the five years subsequent to 2007 are as follows:

(In thousands)

2008	$116,157
2009	151,137
2010	854
2011	351
2012	420,284
Thereafter	122,422

$811,205

The indentures underlying the unsecured notes contain standard covenants such as restrictions on mergers, liens on certain property, sale-leaseback of certain property and funded debt for certain subsidiaries. The indentures also include standard events of default such as covenant default and cross-acceleration.

In October 2007, the Corporation amended and restated its unsecured, senior credit facility. No material changes were made in the amendment process other than increasing the amount of available credit, the term of the facility, and the timing of the applicable maximum leverage ratios. The revolving credit facility has total availability of $750 million, through a five year term expiring in October 2012. Prior to this amendment, the Corporation’s facility had total availability of $300 million through a five-year term expiring in December 2011. All borrowings and other extensions of credit under the Corporation’s revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the revolving credit facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility. The Corporation pays an annual commitment fee to maintain this facility of 10 basis points. At December 31, 2007, $420 million was outstanding under this facility. At December 31, 2006, no borrowings were outstanding under this facility.

Under the revolving credit facility agreement, the Corporation selected an interest rate on its initial draw of the revolver based on the one-month LIBOR plus a margin based on the Corporation’s debt rating. Fees to access the facility and letters of credit under the facility are based on a pricing grid related to the Corporation’s debt ratings with Moody’s, S&P, and Fitch during the term of the facility.

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

repurchase company stock. The Corporation does not expect these covenants to restrict its liquidity, financial condition, or access to capital resources in the foreseeable future.

Outstanding letters of credit which reduced availability under the credit facility, amounted to $22.0 million at December 31, 2007. The letters of credit relate primarily to third-party insurance claims processing.

The Corporation has a EUR 10.0 million (approximately US$14.5 million) committed revolving credit facility with a European bank. The Corporation pays an annual commitment fee of 20 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default. This facility has an indefinite maturity and no borrowings were outstanding as of December 31, 2007 and 2006.

Outstanding letters of credit which reduced availability under the European facility amounted to EUR 0.1 million (approximately US$0.2 million) at December 31, 2007.

As of December 31, 2007, the Corporation’s aggregate availability of funds under its credit facilities is approximately $322.3 million, after deducting outstanding letters of credit. The Corporation has the option, at the time of drawing funds under any of the credit facilities, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank.

The Corporation is in compliance with all covenants or other requirements set forth in its credit facilities.

As of December 31, 2007, the Corporation also had letters of credit in addition to those discussed above that do not reduce availability under the Corporation’s credit facilities. The Corporation had $27.3 million of such additional letters of credit that relate primarily to third-party insurance claims processing, performance guarantees and acquisition obligations.

9.	Share-Based Payment Arrangements

As of December 31, 2007 and 2006, the Corporation has equity compensation plans for key employees and for non-employee directors. Amounts recognized in the financial statements with respect to the Corporation’s plans are as follows:

(In thousands)	2007	2006

Total cost of share-based payment plans during the period	$12,444	$12,196
Amounts capitalized in inventory during the period	(1,364)	(1,266)
Amounts recognized in income during the period for amount previously capitalized	1,397	989

Amounts charged against income during the period, before income tax benefit	12,477	11,919
Related income tax benefit recognized in income during the period	(4,741)	(4,529)

Share-based payments compensation expense, net of tax	$7,736	$7,390

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

9.  Share-Based Payment Arrangements (Continued)

Basic and diluted earnings per share were reduced by amounts recognized during 2007 by $0.08 for options and an additional $0.05 for nonvested restricted stock. Basic and diluted earnings per share were reduced by amounts recognized during 2006 by $0.09 for options and an additional $0.03 for nonvested restricted stock. Compensation expense, net of tax, of $4.7 million for stock options, $2.7 million for nonvested restricted stock and $0.3 million for stock awards was charged against income during 2007. Compensation expense, net of tax, of $5.7 million for stock options and $1.7 million for nonvested restricted stock was charged against income during 2006. During 2005, nonvested restricted stock expense, net of tax, of $1.2 million was charged against income.

Under the provisions of SFAS No. 123R, awards granted after the adoption date with features that shorten the requisite service period, such as retirement eligibility, are amortized over the minimum period an employee is required to provide service to vest in the award. The 2007 and 2006 net of tax share-based compensation expense reflected approximately $2 million of accelerated amortization over periods shorter than the stated service periods. Accounting provisions prior to SFAS No. 123R did not include an accelerated amortization concept. However, if similar accelerated amortization provisions were applied to awards prior to the adoption of SFAS No. 123R, the impact on compensation expense in 2006 would not have been significant.

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

Methods Used to Measure Compensation

Stock Options

The Corporation’s option grants qualify for classification as equity and such grants contain no provisions to allow an employee to force cash settlement by the Corporation. The Corporation’s options do not contain future market or performance conditions. The fair value of grants has been estimated on the grant date using a Black-Scholes option-pricing model. The measurement date is the grant date. The Corporation has elected a straight-line amortization method over the requisite service period (vesting period). The Corporation’s current estimate of forfeitures ranges from 0% to 3.5%. Compensation expense associated with option grants was recorded, similar to other compensation expense, to selling, general and administrative (SG&A) expense and cost of sales.

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

The following are assumptions used in Black-Scholes valuations during 2007 and 2006.

	2007	2006

Weighted-average volatility	30%	30%
Expected dividends	—%	—%
Expected lives in years	4.5-5.5	4.5-6.0
Risk-free rate	4.5%-4.75%	4.5%-5.0%

Nonvested Shares

The Corporation’s nonvested share (restricted stock) awards qualify for classification as equity and such awards contain no provisions to allow an employee to force cash settlement by the Corporation. The initial measurement date is the award date. The Corporation has elected a straight-line amortization method over the requisite service period (vesting period). The fair value of awards has been determined as the stock price on the award date. The Corporation’s current estimate of forfeitures is 0% to 3.5%. Compensation expense associated with nonvested restricted stock awards was recorded, similar to other compensation expense, to SG&A expense and cost of sales.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

9.  Share-Based Payment Arrangements (Continued)

Summary of Option Activity

The following is a summary of the option transactions during 2007 and 2006.

		Weighted-	Weighted-
		Average	Average
	Number	Exercise	Contractual	Aggregate
	of Shares	Price	Term	Intrinsic Value
			(Years)	(In thousands)

Outstanding at December 31, 2005	3,947,240	$27.84
Granted	626,528	45.00
Exercised	(1,962,993)	29.13
Forfeited or expired	(50,088)	33.74

Outstanding at December 31, 2006	2,560,687	$30.98	6.24	$42,933
Granted	404,282	47.91
Exercised	(904,858)	27.32
Forfeited or expired	(99,821)	43.58

Outstanding at December 31, 2007	1,960,290	$35.47	6.61	$28,110

Exercisable at December 31, 2006	1,415,653	$27.03	4.44	$29,552

Exercisable at December 31, 2007	1,044,843	$28.37	5.13	$22,647

The weighted-average grant date fair value of options granted during 2007 was $16.91 and during 2006 was $15.51. The total intrinsic value of options exercised during 2007 was $25.4 million and during 2006 was $42.0 million.

Summary of Nonvested Shares Activity

The following is a summary of nonvested shares (restricted stock) transactions during 2007 and 2006.

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at December 31, 2005	239,288	$22.23
Granted	89,182	45.40
Vested	(90,496)	18.02
Forfeited	—	—

Nonvested at December 31, 2006	237,974	$32.51
Granted	135,645	48.43
Vested	(84,650)	23.14
Forfeited	—	—

Nonvested at December 31, 2007	288,969	42.73

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

9.  Share-Based Payment Arrangements (Continued)

As of December 31, 2007, there was $5.6 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total grant date fair value of restricted stock that vested during 2007 was $2.0 million and during 2006 was $1.6 million.

Prior Year Pro Forma Disclosures

Prior to the adoption of SFAS No. 123R, the Corporation applied the intrinsic-value-based method to account for its fixed-plan stock options and provided pro forma disclosures. Because the Corporation established the exercise price based on the fair value as of the grant date, options granted had no intrinsic value, and therefore no estimated compensation expense was recorded in the Corporation’s financial statements for periods prior to the adoption of SFAS No. 123R. The following table illustrates the pro forma effect on net earnings and earnings per share as if the Corporation had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation. Fair value of grants in 2005 were estimated on the grant date using a Black-Scholes option-pricing model.

The following are assumptions used in Black-Scholes valuations during 2005:

2005

Weighted-average volatility	30%
Expected dividends	—%
Expected lives in years	4.0
Risk-free rate	3.75%

The weighted-average grant date fair value of options granted during 2005 was $8.71. The total intrinsic values of options exercised were $21.5 million during 2005.

(In thousands, except per share data)	2005

Net earnings, as reported	$113,408
Deduct total incremental stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effects(a)	(3,647)

Pro forma net earnings	$109,761

Earnings per share:
Basic — as reported	$1.89

Basic — pro forma	$1.83

Diluted — as reported	$1.86

Diluted — pro forma	$1.80

(a)	Does not include nonvested restricted stock expense, net of tax, of $1.2 million that was already charged against income during 2005.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

9.  Share-Based Payment Arrangements (Continued)

Recognized Tax Benefits

During 2007, 2006 and 2005, the Corporation recognized tax benefits of $8.9 million, $15.9 million and $7.6 million, respectively, related to the exercise of stock options and vesting of restricted stock. This benefit was credited directly to additional paid-in capital.

10.	Pension and Other Postretirement Benefits

The following is information regarding the Corporation’s 2007 and 2006 domestic and international pension benefit and other postretirement benefit obligations:

			Other
			Postretirement
	Pension Benefits		Benefits
(In thousands)	2007	2006	2007	2006

Change in benefit obligation
Benefit obligation at December 31	$405,713	$380,854	$18,009	$19,411
Service cost	11,139	10,346	121	142
Interest cost	23,216	21,267	1,064	977
Plan participants’ contributions	135	124	101	—
Plan amendments	44	2,023	—	—
Acquisitions	95,185	—	7,769	—
Actuarial loss (gain)	(24,499)	1,543	120	(722)
Foreign-exchange impact	2,019	6,860	—	—
Settlements	(724)	—	—	—
Benefits paid	(20,918)	(17,304)	(2,150)	(1,799)

Benefit obligation at December 31	491,310	405,713	25,034	18,009

Change in plan assets
Fair value of plan assets at December 31	365,608	336,264	—	—
Actual return on plan assets	33,740	37,575	—	—
Acquisitions	100,497	—	—	—
Employer contributions:
Qualified pension plans	1,887	1,585	—	—
Non-qualified pension plans	1,667	545	—	—
Postretirement benefit plans	—	—	2,049	1,799
Plan participants’ contributions	135	124	101	—
Foreign-exchange impact	928	6,819	—	—
Settlements	(724)	—	—	—
Benefits paid	(20,918)	(17,304)	(2,150)	(1,799)

Fair value of plan assets at December 31	482,820	365,608	—	—

Funded status:
Benefit obligation in excess of plan assets	$8,490	$40,105	$25,034	$18,009

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

10.	Pension and Other Postretirement Benefits (Continued)

Pre-tax amounts recognized in the balance sheet for pension and other postretirement benefits included the following components:

			Other
			Postretirement
	Pension Benefits		Benefits
(In thousands)	2007	2006	2007	2006

Prepaid benefit cost (non-current asset)	$(34,117)	$(6,590)	$—	$—
Accrued benefit liability:
Current liability	1,446	670	3,129	1,867
Non-current liability	41,161	46,025	21,905	16,142

Total accrued benefit liability	42,607	46,695	25,034	18,009

Net amount recognized	$8,490	$40,105	$25,034	$18,009

Pre-tax amounts recognized in accumulated other comprehensive income consist of:

			Other
	Pension		Postretirement
	Benefits		Benefits
(In thousands)	2007	2006	2007	2006

Net actuarial loss (gain)	$57,393	$87,382	$1,600	$2,042
Prior service cost (credit)	8,641	9,545	(607)	(831)
Net transition obligation (asset)	(83)	(100)	3,832	4,598

	$65,951	$96,827	$4,825	$5,809

The accumulated benefit obligation for all pension plans was $452.2 million at December 31, 2007 and $373.9 million at December 31, 2006.

Assumed weighted-average rates used in determining the benefit obligations were:

			Other
	Pension Benefits		Postretirement Benefits
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006

Discount rate	6.18%	5.62%	6.07%	5.50%
Rate of increase in compensation level	4.45%	4.39%	—%	—%

Reflected in the weighted-average rates above used in determining the benefit obligations are the U.S. discount rates of 6.25% for 2007 and 5.75% for 2006.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

10.	Pension and Other Postretirement Benefits (Continued)

The following information is for pension plans with plan assets in excess of accumulated benefit obligation:

	December 31,	December 31,
(In thousands)	2007	2006

Projected benefit obligation	$450,683	$365,450
Accumulated benefit obligation	422,634	344,491
Fair value of plan assets	482,025	359,476

The following information is for pension plans with plan assets less than accumulated benefit obligation:

	December 31,	December 31,
(In thousands)	2007	2006

Projected benefit obligation	$40,627	$40,263
Accumulated benefit obligation	29,588	29,438
Fair value of plan assets	795	6,132

The Corporation maintains non-qualified supplemental pension plans covering certain key employees, which provide for benefit payments that exceed the limit for deductibility imposed by income tax regulations. The projected benefit obligation above related to these unfunded plans was $39.3 million at December 31, 2007 and $31.3 million at December 31, 2006.

Net periodic cost for the Corporation’s pension and other postretirement benefits for 2007, 2006 and 2005 included the following components:

				Other
	Pension Benefits			Postretirement Benefits
(In thousands)	2007	2006	2005	2007	2006	2005

Service cost	$11,139	$10,346	$10,403	$121	$142	$65
Interest cost	23,216	21,267	20,419	1,064	977	978
Expected return on plan assets	(31,953)	(28,295)	(23,683)	—	—	—
Plan net loss (gain)	4,181	6,083	5,946	562	511	218
Prior service cost (gain)	1,068	952	992	(225)	(225)	(224)
Transition obligation (asset)	(15)	(16)	(12)	766	766	767
Curtailment and settlement loss(a)	198	—	1,762	—	—	—

Net periodic benefit cost	$7,834	$10,337	$15,827	$2,288	$2,171	$1,804

(a)	Curtailment and settlement losses in 2005 are primarily associated with the retirement of a former executive officer.

During 2007, the Board of Directors of the Corporation approved an amendment to one of the Corporation’s major domestic pension plans covering salaried employees (The Thomas & Betts Pension Plan) that precludes entry to employees hired after December 31, 2007. It also precludes re-entry for employees who lose eligibility at any time after December 31, 2007.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

10.	Pension and Other Postretirement Benefits (Continued)

Also during 2007 the Corporation assumed the pension obligations of Lamson & Sessions Co. defined benefit plans which are also closed to new entrants.

The following table summarizes components included in accumulated other comprehensive income.

					Included in
	Defined Benefit Pension and Other Postretirement Plans				Accumulated
				Pension Related	Other
	Net Actuarial	Prior Service	Net Transition	Tax Valuation	Comprehensive
(In thousands)	Gains (Losses)	Credit (Cost)	Asset (Obligation)	Adjustment(a)	Income

Pre-Tax:
Balance at December 31, 2004	$—	$—	$—	$(5,724)	$(5,724)
Comprehensive Income (Loss)	—	—	—	709	709

Balance at December 31, 2005	—	—	—	(5,015)	(5,015)
Comprehensive Income (Loss)	—	—	—	1,331	1,331
Adoption of SFAS No. 158	(89,424)	(8,714)	(4,498)	3,684	(98,952)

Balance at December 31, 2006	(89,424)	(8,714)	(4,498)	—	(102,636)
Comprehensive Income (Loss)	30,397	680	749	—	31,826

Balance at December 31, 2007	$(59,027)	$(8,034)	$(3,749)	$—	$(70,810)

Tax Impacts:
Balance at December 31, 2004	$—	$—	$—	$(8,801)	$(8,801)
Comprehensive Income (Loss)	—	—		(256)	(256)

Balance at December 31, 2005	—	—	—	(9,057)	(9,057)
Comprehensive Income (Loss)	—	—	—	(510)	(510)
Adoption of SFAS No. 158	32,393	3,236	1,720	(1,410)	35,939

Balance at December 31, 2006	32,393	3,236	1,720	(10,977)	26,372
Comprehensive Income (Loss)	(11,291)	(294)	(287)	—	(11,872)

Balance at December 31, 2007	$21,102	$2,942	$1,433	$(10,977)	$14,500

Net of Tax:
Balance at December 31, 2004	$—	$—	$—	$(14,525)	$(14,525)
Comprehensive Income (Loss)	—	—	—	453	453

Balance at December 31, 2005	—	—	—	(14,072)	(14,072)
Comprehensive Income (Loss)	—	—	—	821	821
Adoption of SFAS No. 158	(57,031)	(5,478)	(2,778)	2,274	(63,013)

Balance at December 31, 2006	(57,031)	(5,478)	(2,778)	(10,977)	(76,264)
Comprehensive Income (Loss)	19,106	386	462	—	19,954

Balance at December 31, 2007	$(37,925)	$(5,092)	$(2,316)	$(10,977)	$(56,310)

(a)	Prior to the December 31, 2006 adoption of SFAS No. 158, activity represented changes in minimum pension liability.

The remaining balance at December 31, 2007 for pension related tax valuation adjustment relates to a prior income tax tax valuation allowance recognized in accumulated other comprehensive income. The December 31, 2007 balance of net actuarial losses, prior service costs, and net transition obligation expected to be amortized in 2008 is $1.7 million, $0.9 million and $0.8 million, respectively.

The Corporation expects 2008 required contributions to its qualified pension plans to be minimal. The Corporation’s funding to all qualified pension plans was $2 million in 2007, $2 million in 2006 and $29 million in 2005.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

10.	Pension and Other Postretirement Benefits (Continued)

The following pension and other postretirement benefit payments, which reflect expected future service, as appropriate, are as follows:

		Other Post-
	Pension	retirement
(In millions)	Benefits	Benefits

2008	$26.6	$3.1
2009	27.3	3.1
2010	28.3	3.0
2011	28.9	2.6
2012	30.5	2.4
2013 – 2017	196.1	10.0

Total expected benefit payments	$337.7	$24.2

Assumed weighted-average rates used in determining the net periodic pension cost were:

				Other
	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005

Discount rate	5.62%	5.65%	5.71%	5.50%	5.50%	5.75%
Rate of increase in compensation level	4.39%	4.40%	4.39%	—%	—%	—%
Expected long-term rate of return on plan assets	8.52%	8.55%	8.15%	—%	—%	—%

Reflected in the weighted-average rates above used in determining the net periodic pension benefit cost are the U.S. discount rate of 5.75% for 2007, 2006 and 2005, and the U.S. expected long-term rate of return on plan assets of 8.75% for 2007 and 2006 and 8.25% for 2005.

Certain actuarial assumptions, such as the assumed discount rate, the long-term rate of return and the assumed health care cost trend rates have an effect on the amounts reported for net periodic pension and postretirement medical benefit expense as well as the respective benefit obligation amounts. The Corporation reviews external data and its own historical trends for health care costs to determine the health care cost trend rates for the postretirement medical benefit plans. The assumed discount rates represent long-term high quality corporate bond rates commensurate with liability durations of its plans. The long-term rates of return used by the Corporation take into account historical investment experience over a multi-year period, as well as, mix of plan asset investment types, current market conditions, investment practices of its Retirement Plans Committee, and advice from its actuaries.

The assumed annual increases in health care cost at December 31, 2007 and 2006 are:

	2007	2006

Health care cost trend rate assumed for next year	10.0%	11.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2012	2012

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

10.	Pension and Other Postretirement Benefits (Continued)

Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage-point change in assumed annual increases in health care cost would have the following effects:

	1-Percentage-Point	1-Percentage-Point
(In thousands)	Increase	Decrease

Effect on total of service and interest cost	$79	$(70)
Effect on postretirement benefit obligation	1,370	(1,221)

The Corporation’s pension plans weighted-average asset allocations at December 31, 2007 and 2006 by asset category are as follows:

	Plan Assets
	December 31,	December 31,
	2007	2006

Asset Category
U.S. domestic equity securities	39%	36%
International equity securities	21%	26%
Debt securities	30%	25%
Other, including alternative investments	10%	13%

Total	100%	100%

The financial objectives of the Corporation’s investment policy are (1) to maximize returns in order to minimize contributions and long-term cost of funding pension liabilities, within reasonable and prudent levels of risk, (2) to offset liability growth with the objective of fully funding benefits as they accrue and (3) to achieve annualized returns in excess of the applicable policy benchmark. The Corporation’s asset allocation targets are 34% U.S. domestic equity securities, 22% international equity securities, 26% fixed income and high yield debt securities and 18% other, including alternative investments. As of December 31, 2007 and 2006, no pension plan assets were directly invested in Thomas & Betts Corporation common stock.

Other Benefits

The Corporation sponsors defined contribution plans for its U.S. employees for which the Corporation’s contributions are based on a percentage of employee contributions. The cost of these plans was $4.5 million in 2007, $3.8 million in 2006 and $3.5 million in 2005.

11.	Leases

The Corporation and its subsidiaries are parties to various leases relating to plants, distribution facilities, office facilities, vehicles and other equipment. Related real estate taxes, insurance and maintenance expenses are normally obligations of the Corporation. Capitalized leases are not significant.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

11.	Leases (Continued)

Future minimum payments under non-cancelable operating leases consisted of the following at December 31, 2007:

Operating
(In thousands)	Leases

2008	$16,536
2009	13,058
2010	10,555
2011	6,733
2012	4,867
Thereafter	12,191

Total minimum operating lease payments	$63,940

Rent expense for operating leases was $25.7 million in 2007, $24.0 million in 2006, and $22.9 million in 2005.

12.	Other Financial Data

Repurchase of Common Shares

In May 2006, the Corporation’s Board of Directors approved a share repurchase plan that allowed the Corporation to buy up to 3,000,000 of its common shares. During May and June 2006, the Corporation repurchased, through open-market transactions, 3,000,000 common shares with available cash resources. The Corporation completed all common share repurchases authorized by that plan during 2006.

In July 2006, the Corporation’s Board of Directors approved a share repurchase plan that authorized the Corporation to buy up to 3,000,000 of its common shares. During December 2006, the Corporation repurchased, through open-market transactions, 667,620 common shares with available cash resources. During the first half of 2007, the Corporation repurchased, with available cash resources, the remaining 2,332,380 common shares authorized by this plan through open-market transactions.

In March 2007, the Corporation’s Board of Directors approved a share repurchase plan that authorizes the Corporation to buy an additional 3,000,000 of its common shares. In the first half of 2007, the Corporation repurchased, through open-market transactions, 200,700 common shares with available cash resources, leaving 2,799,300 common shares that can repurchased under this authorization as of December 31, 2007. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires in March 2009.

Equity Method Investments

The Corporation conducts portions of its business, in its Electrical segment, through investments in companies accounted for using the equity method. Those companies are primarily engaged in the design, manufacture and selling of components used in assembling, maintaining or

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

12.	Other Financial Data (Continued)

repairing electrical systems. Summarized financial information for the Corporation’s equity investees on a combined basis follows:

(In millions)	2007	2006	2005

Net sales	$3	$6	$8
Gross profit	1	3	4
Net earnings	1	2	3
Current assets	8	9	8
Non-current assets	3	3	3
Current liabilities	1	1	1

Cost Method Investment

In 1994, the Corporation purchased for approximately $51 million a minority interest (29.1% of the outstanding common stock representing 23.55% of the voting common stock) in Leviton Manufacturing Co., Inc., a leading U.S. manufacturer of wiring devices. Through 2001, the Corporation accounted for the investment under the equity method. In 2002, the Corporation determined that it no longer had the ability to influence the operating and financial policies of Leviton and, therefore, adopted the cost method of accounting. The carrying value of the investment was approximately $110 million at December 31, 2007 and 2006.

Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income, net of taxes.

	December 31,	December 31,
(In thousands)	2007	2006

Cumulative translation adjustment	$77,928	$25,413
Net actuarial gains (losses)	(37,925)	(57,031)
Prior service credit (cost)	(5,092)	(5,478)
Net transition asset (obligation)	(2,316)	(2,778)
Pension related tax valuation adjustment(a)	(10,977)	(10,977)
Unrealized gain (loss) on interest rate swap	(8,141)	—
Unrealized gains (losses) on marketable securities(b)	—	3

Accumulated other comprehensive income	$13,477	$(50,848)

(a)	The remaining balance at December 31, 2007 for pension related tax valuation adjustment relates to a prior income tax valuation allowance recognized in accumulated other comprehensive income.

(b)	Adjustments to comprehensive income (loss) associated with unrealized gains (losses) on marketable securities during 2007, 2006 and 2005 were not material.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

Other Financial Disclosures

Depreciation expense was $49.5 million in 2007, $47.4 million in 2006 and $48.4 million in 2005.

Research, development and engineering expenditures invested in new and improved products and processes were $29.9 million in 2007, $25.2 million in 2006 and $22.9 million in 2005. These expenditures are included in cost of sales.

The Corporation expenses the cost of advertising as it is incurred. Total advertising expense was $20.9 million in 2007, $19.1 million in 2006 and $17.5 million in 2005.

Interest expense, net in the accompanying statements of operations includes interest income of $10.6 million in 2007, $15.1 million in 2006 and $12.0 million in 2005.

Foreign exchange gain (loss) included in the accompanying statements of operations was $(2.3) million in 2007, $1.5 million in 2006 and $(2.3) million in 2005.

Accrued liabilities included salaries, fringe benefits and other compensation of $63.2 million in 2007 and $51.5 million in 2006.

In conjunction with the Lamson & Sessions Co. acquisition, the Corporation assumed the liability under employment agreements with certain former executives of that company. Certain of these former Lamson & Sessions Co. executives are currently employees of the Corporation. As of December 31, 2007, the Corporation has $16.7 million in restricted cash for funding associated with the employment agreements. The Corporation currently expects to make payments to the former CEO and CFO of Lamson & Sessions Co. from restricted cash totaling approximately $9 million during the second quarter 2008, plus an additional $5 million related to income tax gross-up provisions under the agreements.

The following table reflects activity for accounts receivable allowances, sales discounts and allowances, quantity and price rebates, and bad debts during the three years ended December 31, 2007:

	Balance at				Balance at
	Beginning	Acquired			End
(In thousands)	of Year	Balances	Provisions	Deductions	of Year

2007	$79,493	$6,420	$263,664	$(264,221)	$85,356
2006	$76,674	$—	$268,331	$(265,512)	$79,493
2005	$68,647	$—	$211,284	$(203,257)	$76,674

13.	Segment and Other Related Disclosures

The Corporation as three reportable segments: Electrical, Steel Structures and HVAC. During the first quarter of 2007, the Corporation began to report corporate expense related to legal, finance and administrative costs separately from business segment results. Management believes this change provides improved transparency into the underlying operating trends in the business segments. Segment information for the prior periods have been revised to conform to the current presentation.

The Electrical segment designs, manufactures and markets thousands of different electrical connectors, components and other products for electrical, utility and communications applications.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

13.	Segment and Other Related Disclosures (Continued)

The Steel Structures segment designs, manufactures and markets highly engineered tubular steel transmission and distribution poles. The Corporation also markets lattice steel transmission towers for North American power and telecommunications companies which are currently sourced from third parties. The HVAC segment designs, manufactures and markets heating and ventilation products for commercial and industrial buildings.

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

As a result of the Corporation’s decision to divest the PVC and HDPE pipe operations acquired as part of Lamson & Sessions Co., operating results for the pipe business are reported as “discontinued operations” and are shown on a net basis on the consolidated financial statements. These results are not included in segment reporting.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

13.	Segment and Other Related Disclosures (Continued)

Segment Information

(In thousands)	2007	2006	2005

Net Sales
Electrical	$1,766,598	$1,511,557	$1,377,338
Steel Structures	227,356	221,671	185,995
HVAC	142,934	135,461	132,050

Total	$2,136,888	$1,868,689	$1,695,383

Segment Earnings
Electrical	$298,870	$248,867	$202,282
Steel Structures	38,472	35,113	33,710
HVAC	23,725	20,477	17,954

Total	$361,067	$304,457	$253,946

Capital Expenditures
Electrical	$32,754	$38,937	$32,042
Steel Structures	6,358	2,923	3,414
HVAC	1,601	2,485	999

Total	$40,713	$44,345	$36,455

Depreciation and Amortization
Electrical	$50,998	$40,447	$41,262
Steel Structures	3,648	3,872	3,462
HVAC	3,120	3,523	3,680

Total	$57,766	$47,842	$48,404

Total Assets
Electrical	$2,063,759	$1,091,587	$1,105,728
Steel Structures	132,772	148,319	130,508
HVAC	53,912	51,380	59,547

Total	$2,250,443	$1,291,286	$1,295,783

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

13.	Segment and Other Related Disclosures (Continued)

The following are reconciliations of the total of reportable segments to the consolidated Corporation:

(In thousands)	2007	2006	2005

Earnings Before Income Taxes
Total reportable segment earnings	$361,067	$304,457	$253,946
Corporate expense(a)	(71,379)	(57,692)	(48,574)
Interest expense, net	(23,521)	(14,840)	(25,214)
Other (expense) income, net	(2,276)	1,517	(4,298)

Earnings before income taxes	$263,891	$233,442	$175,860

Total Assets
Total from reportable segments(b)	$2,250,443	$1,291,286	$1,295,783
General corporate(c)	317,343	538,937	624,613

Total	$2,567,786	$1,830,223	$1,920,396

(a)	The increase in 2007 reflects the $7 million charge for litigation and $7 million of revised estimates for environmental site remediation.

(b)	The increase in 2007 reflects the acquisitions completed during the year.

(c)	The decline in 2007 is largely due to cash used to fund certain acquisitions.

14.	Financial Information Relating to Operations in Different Geographic Areas

The Corporation conducts business in three principal areas: U.S., Canada and Europe. Net sales are attributed to geographic areas based on location of customer.

(In thousands)	2007	2006	2005

Net Sales
U.S.	$1,286,961	$1,238,127	$1,129,124
Canada	434,547	345,795	321,405
Europe	295,075	201,060	197,766
Other foreign countries	120,305	83,707	47,088

Total	$2,136,888	$1,868,689	$1,695,383

Long-lived Assets
U.S.	$1,295,321	$635,077	$670,071
Canada	163,968	122,155	116,720
Europe	154,120	113,768	118,177
Other foreign countries	26,937	28,964	29,561

Total	$1,640,346	$899,964	$934,529

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

15.	Contingencies

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

In March 2006, the Louisiana Court of Appeals unanimously reversed the trial court’s decision and reinstated the jury verdict of no liability in favor of the Corporation. In April 2006, the Kaiser plaintiffs filed with the Louisiana Supreme Court an appeal of the Court of Appeals decision. In May 2006, the Louisiana Supreme Court refused to accept the plaintiffs’ appeal. The Louisiana Supreme Court let stand the appellate court decision to reinstate the jury verdict of no liability in favor of the Corporation. In August 2006, the plaintiffs initiated a new appeal of the original jury verdict. The Court of Appeals dismissed that appeal. The Kaiser plaintiffs filed an additional motion for a new trial at the trial court level.

The injured worker who was a separate plaintiff and whose earlier judgment against the Corporation was reversed sought relief from the trial court arguing that Thomas & Betts never appealed the $20 million award the injured worker received. The trial court agreed, but the Louisiana Court of Appeals immediately reversed that decision. The injured worker then appealed this ruling to the Louisiana Supreme Court, which refused to hear the appeal. In January 2007, the injured worker unsuccessfully petitioned the United States Supreme Court for a hearing on his claim. The injured worker then joined the Kaiser plaintiffs’ attempts to secure a new trial.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

15.	Contingencies — (Continued)

In late 2007, the trial court granted the Kaiser plaintiffs’ motion for a new trial. The Corporation immediately appealed. In January 2008, the Court of Appeals reversed the trial court’s ruling. The Corporation will contest any further attempt to re-litigate these resolved issues.

The Corporation believes the Kaiser plaintiffs’ claims have no merit and, as such, has not accrued any loss related to this litigation.

Other Legal Matters

The Corporation is also involved in legal proceedings and litigation arising in the ordinary course of business. In those cases where the Corporation is the defendant, plaintiffs may seek to recover large and sometimes unspecified amounts or other types of relief and some matters may remain unresolved for several years. Such matters may be subject to many uncertainties and outcomes which are not predictable with assurance. The Corporation considers the gross probable liability when determining whether to accrue for a loss contingency for a legal matter. The Corporation has provided for losses to the extent probable and estimable. The legal matters that have been recorded in the Corporation’s consolidated financial statements are based on gross assessments of expected settlement or expected outcome. Additional losses, even though not anticipated, could have a material adverse effect on the Corporation’s financial position, results of operations or liquidity in any given period.

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

In conjunction with the acquisition of Lamson & Sessions Co. on November 5, 2007, the Corporation assumed responsibility for environmental liabilities associated with that company’s current and historical locations, including potential liability involving a site in Ohio.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

15.	Contingencies — (Continued)

The Corporation’s accrual for probable environmental costs was approximately $17 million and $11 million as of December 31, 2007 and 2006, respectively. The Corporation is not able to predict the extent of its ultimate liability with respect to all of its pending or future environmental matters, and liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the operating results of any single quarter or year in the future. The operation of manufacturing plants involves a high level of susceptibility in these areas, and there is no assurance that the Corporation will not incur material environmental or occupational health and safety liabilities in the future. Moreover, expectations of remediation expenses could be affected by, and potentially significant expenditures could be required to comply with, environmental regulations and health and safety laws that may be adopted or imposed in the future. Future remediation technology advances could adversely impact expectations of remediation expenses. However, the Corporation does not believe that any additional liability with respect to these environmental matters will be material to its financial position.

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

The following table provides the changes in the Corporation’s accruals for estimated product warranties:

(In thousands)	2007	2006

Balance at beginning of year	$1,737	$1,478
Acquired liabilities for warranties	2,714	—
Liabilities accrued for warranties issued during the year	1,486	1,367
Changes in liability for pre-existing warranties during the year, including expirations	697	270
Deductions for warranty claims paid during the period	(2,740)	(1,378)

Balance at end of year	$3,894	$1,737

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

15.	Contingencies — (Continued)

In conjunction with the divestiture of the Corporation’s Electronics OEM business to Tyco Group S.A.R.L. in July 2000, the Corporation provided an indemnity to Tyco associated with environmental liabilities that were not known as of the sale date. Under this indemnity, the Corporation continues to be liable for certain subsequently identified environmental claims up to $2 million. To date environmental claims by Tyco have been negligible.

16.  Subsequent Event (Unaudited)

On January 16, 2008, the Corporation announced that it had acquired The Homac Manufacturing Company (“Homac”) for $75 million obtained by the Corporation through the use of its $750 million credit facility. Homac, a privately held company, manufactures electrical components used in utility distribution and substation markets, as well as industrial and telecommunications markets. In 2007, Homac sales were approximately $65 million.

Thomas & Betts Corporation and Subsidiaries

SUPPLEMENTARY FINANCIAL DATA

(In thousands, except per share data)	2007	2006
	(Unaudited)

First Quarter
Net sales	$474,552	$441,802
Gross profit	144,835	136,283
Net earnings	37,140	38,800
Per share net earnings(a)
Basic	0.63	0.63
Diluted	0.63	0.62

Second Quarter
Net sales	$507,238	$467,879
Gross profit	154,594	141,872
Net earnings	46,553	40,988
Per share net earnings(a)
Basic	0.81	0.67
Diluted	0.80	0.66

Third Quarter
Net sales	$552,704	$473,401
Gross profit	170,713	147,005
Net earnings	51,251	44,462
Per share net earnings(a)
Basic	0.89	0.75
Diluted	0.88	0.74

Fourth Quarter
Net sales	$602,394	$485,607
Gross profit	191,105	144,230
Net earnings	48,272	50,880	(b)
Per share net earnings(a)
Basic	0.84	0.85
Diluted	0.83	0.84

Note: As a result of the Corporation’s decision to divest the PVC and HDPE pipe operations acquired as part of Lamson & Sessions Co., operating results for the pipe business are reported as “discontinued operations” and are shown on a net basis on the consolidated financial statements. Results from discontinued operations in the fourth quarter of 2007 reflected net sales of approximately $32 million and net loss of $0.5 million.

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Management’s report on internal controls over financial reporting is on page 42 of this Form 10-K and is incorporated by reference into this Item.

(c)	Changes in Internal Control over Financial Reporting

In July 2007, the Corporation completed the acquisitions of Joslyn Hi-Voltage, Power Solutions and Drilling Technical Supply SA. In November 2007, the Corporation completed the acquisition of Lamson & Sessions Co. The aggregate total assets of these acquisitions represents approximately 10% of the Corporation’s total assets (excluding approximately 20% goodwill and other intangible assets) at December 31, 2007, and these businesses contributed approximately 5% to the Corporation’s 2007 net sales. As permitted under SEC guidance, management has excluded these acquired businesses from management’s assessment of internal controls over financial reporting in the year of the acquisition.

Other than the noted acquisitions, there have been no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

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
Chairman of the Board, President
and Chief Executive Officer
Director since 2004

Ernest H. Drew
Former Chief Executive Officer
Industries and Technology Group
Westinghouse Electric Corporation
Director since 1989(3)

Jeananne K. Hauswald
Managing Director
Solo Management Group, LLC
Director since 1993(2)(3)

Dean Jernigan
President and Chief Executive
Officer of U-Store-It Trust
Director since 1999(1)

Ronald B. Kalich, Sr.
Former President and Chief Executive
Officer of FastenTech, Inc.
Director since 1998(3)(*)(4)	Kenneth R. Masterson
Former Executive Vice President,
General Counsel and Secretary
FedEx Corporation
Director since 1993(2)(*)(3)(4)

Jean-Paul Richard
Chairman of the Board and
Chief Executive Officer
H-E Parts, International
Director since 1996(1)

Kevin L. Roberg
President and Chief Executive
Officer of ProStaff, Inc.
Director since 2007(1)

David D. Stevens
Former Chief Executive Officer
Accredo Health, Incorporated
Director since 2004(1)(*)(2)

William H. Waltrip
Former Chairman of Technology Solutions Company
Director since 1983(2)

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

As of December 31, 2007, we had the following compensation plans under which common stock may be issued.

			Number of securities
			remaining available
			for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price of	compensation plans
	exercise of	outstanding	(excluding securities
	outstanding options,	options, warrants	reflected in
	warrants and rights	and rights	column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders
Equity Compensation Plan	1,231,859	$41.89	1,711,916
Non-employee Directors Equity Compensation Plan	50,283	34.43	1,611,250
1993 Management Stock Ownership Plan	379,372	27.04	—
Equity compensation plans not approved by security holders
Deferred Fee Plan for Non-employee Directors	43,189	—	—
Non-employee Directors Stock Option Plan	83,800	21.60	—
2001 Stock Incentive Plan	214,976	19.22	—

Total	2,003,479	$35.47	3,323,166

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

The following documents are filed as a part of this Report:

1. Financial Statements

The following financial statements, related notes and report of the independent auditor are filed with this Annual Report in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for 2007, 2006 and 2005

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Cash Flows for 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for 2007, 2006 and 2005

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material, or the required information is included in the financial statements listed above or the notes.

3. Exhibits

The Exhibit Index on pages E-1 through E-5 is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Thomas & Betts Corporation
(Registrant)

Date: February 22, 2008

By:	/s/ Dominic J. Pileggi
Dominic J. Pileggi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dominic J. Pileggi Dominic J. Pileggi	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 22, 2008
/s/ Ernest H. Drew Ernest H. Drew	Director	February 22, 2008
/s/ Jeananne K. Hauswald Jeananne K. Hauswald	Director	February 22, 2008
/s/ Dean Jernigan Dean Jernigan	Director	February 22, 2008
/s/ Ronald B. Kalich, Sr. Ronald B. Kalich, Sr.	Director	February 22, 2008
/s/ Kenneth R. Masterson Kenneth R. Masterson	Director	February 22, 2008
/s/ Jean-Paul Richard Jean-Paul Richard	Director	February 22, 2008
/s/ Kevin L. Roberg Kevin L. Roberg	Director	February 22, 2008
/s/ David D. Stevens David D. Stevens	Director	February 22, 2008
/s/ William H. Waltrip William H. Waltrip	Director	February 22, 2008
/s/ Kenneth W. Fluke Kenneth W. Fluke	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2008
/s/ Stanley P. Locke Stanley P. Locke	Vice President — Controller	February 22, 2008

PART IV

EXHIBIT INDEX

Exhibit No.		Description of Exhibit

2.1		Agreement and Plan of Merger, dated as of August 15, 2007, among Parent, Merger Sub and the Company (the schedules and exhibits have been omitted pursuant to Item 6.01(b)(2) of Regulation S-K). (Incorporated by reference to Item 1.01 of the Current Report on Form 8-K dated August 16, 2007).
3.1		Amended and Restated Charter of Thomas & Betts Corporation (Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).
3.2		Amended and Restated Bylaws of Thomas & Betts Corporation (Filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
4.1		Second Supplemental Indenture dated as of February 10, 1998, between Thomas & Betts Corporation and The Chase Manhattan Bank, as Trustee (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 2, 1998 and incorporated herein by reference).
4.2		Third Supplemental Indenture dated as of May 7, 1998 between Thomas & Betts Corporation and The Chase Manhattan Bank, as Trustee (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 4, 1998 and incorporated herein by reference).
4.3		Trust Indenture dated as of August 1, 1998 between Thomas & Betts Corporation and The Bank of New York, as Trustee (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 3, 1999 and incorporated herein by reference).
4.4		Supplemental Indenture No. 1 dated February 10, 1999, between Thomas and Betts Corporation and The Bank of New York, a Trustee (Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 3, 1999 and incorporated herein by reference).
4.5		Supplemental Indenture No. 2 dated May 27, 2003, between Thomas & Betts Corporation and The Bank of New York, as Trustee (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 27, 2003 and incorporated herein by reference).
10	.1†	Thomas & Betts Corporation 1993 Management Stock Ownership Plan, as amended through June 5, 2001, and Forms of Grant Agreement (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001 and incorporated herein by reference).
10	.2†	Pension Restoration Plan, as amended and restated, effective December 31, 2000 (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 and incorporated herein by reference.).
10	.3†	Retirement Plan for Non-employee Directors, as amended December 3, 1997 (Filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 1997 and incorporated herein by reference).

Exhibit No.		Description of Exhibit

10	.4†	Deferred Fee Plan for Non-employee Directors as amended and restated effective May 6, 1998 (Filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999 and incorporated herein by reference).
10	.5†	Supplemental Executive Investment Plan, as amended and restated effective January 1, 1997 (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).
10	.6†	Restricted Stock Plan for Non-employee Directors as amended March 7, 2003 (Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10	.7†	Non-employee Directors Stock Option Plan and Form of Stock Option Agreement, as amended March 9, 2001 (Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).
10	.8†	Thomas & Betts Corporation 2001 Stock Incentive Plan (Filed as Exhibit 10.1 to our Registration Statement on Form S-8 dated May 2, 2001 (File No. 333-60074), and incorporated herein by reference).
10	.9†	Executive Retirement Plan, as amended February 4, 2004 (Filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10	.10†	Non-employee Directors Equity Compensation Plan (Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10	.11†	Form of Non-Qualified Stock Option Agreement pursuant to the Thomas & Betts Corporation Non-employee Directors Equity Compensation Plan (Filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K dated August 31, 2004 and incorporated herein by reference).
10	.12†	Equity Compensation Plan (Filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10	.13†	Form of Restricted Stock Agreement pursuant to the Thomas & Betts Corporation Equity Compensation Plan (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).
10	.14†	Form of Incentive Stock Option Agreement pursuant to the Thomas & Betts Corporation Equity Compensation Plan (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).
10	.15†	Form of Nonqualified Stock Option Agreement pursuant to the Thomas & Betts Corporation Equity Compensation Plan (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).
10	.16†	Management Incentive Plan (Filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

Exhibit No.		Description of Exhibit

10	.17†	Health Benefits Continuation Agreement dated February 2, 2005 between Thomas & Betts Corporation and Dominic Pileggi (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).
10	.18†	Appendix A to Executive Retirement Plan, as amended June 1, 2005. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 1, 2005, and incorporated herein by reference.)
10	.19†	Separation Benefit Agreement and General Release between the Thomas & Betts Corporation and Connie C. Muscarella dated June 14, 2005. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 17, 2005, and incorporated herein by reference.)
10	.20†	Form of Restricted Stock Agreement Pursuant to Thomas & Betts Corporation Non-employee Directors Equity Compensation Plan. (Filed as Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.)
10.21		Credit Agreement, dated June 25, 2003, among Thomas & Betts Corporation, as borrower, certain of its subsidiaries, as guarantors, the lenders listed therein, Wachovia Bank, National Association, as issuing bank, Wachovia Securities, Inc., as arranger, and Wachovia Bank, National Association, as administrative agent (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference).
10.22		Security Agreement, dated June 25, 2003, among Thomas & Betts Corporation and certain of its subsidiaries, as grantors, and Wachovia Bank, National Association, as administrative agent. (Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003 and incorporated herein by reference).
10.23		Amended and Restated Credit Agreement dated as of June 14, 2005 among Thomas & Betts Corporation, as Borrower, The Guarantors Party Thereto, The Financial Institutions Party Thereto, Bank of America, N.A., Suntrust Bank and Regions Bank, as Co-Syndication Agents, LaSalle Bank, N.A., as Documentation Agent and Wachovia Bank, National Association, as Administrative Agent, Swing Bank and Issuing Bank (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 14, 2005 and incorporated herein by reference).
10.24		First Amendment to Amended and Restated Credit Agreement dated August 12, 2005, among Thomas & Betts Corporation, as Borrower, the Lenders named therein, and Wachovia Bank, National Association, as Administrative Agent (Filed as Exhibit 10.1 to the Registrant’s Current Report of Form 8-K dated August 17, 2005 and incorporated herein by reference).
10.25		Second Amendment to Amended and Restated Credit Agreement dated December 18, 2006, as borrower, the lenders party thereto, and Wachovia Bank National Association, as administrative agent (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 18, 2006, and incorporated herein by reference).
10	.26†	Approval of Incentive Payments (Incorporated by reference to Item 1.01 of the Current Report of Form 8-K dated February 6, 2007).

Exhibit No.		Description of Exhibit

10.27		Purchase and Sale Agreement dated as of July 25, 2007, between the Corporation as Purchaser and Joslyn Holding Company, Danaher UK Industries Limited, and Joslyn Canada as Sellers (Incorporated by reference to Item 2.01 of the Current Report on Form 8-K dated July 25, 2007).
10	.28†	Amended and Restated Thomas & Betts Corporation Executive Retirement Plan (Incorporated by reference to Items 1.01 and 5.02 of the Current Report on Form 8-K dated September 11, 2007).
10	.29†	Amended and Restated Thomas & Betts Corporation Management Incentive Plan (Incorporated by reference to Items 1.01 and 5.02 of the Current Report on Form 8-K dated September 11, 2007).
10	.30†	Amended and Restated Thomas & Betts Corporation Pension Restoration Plan (Incorporated by reference to Items 1.01 and 5.02 of the Current Report on Form 8-K dated September 11, 2007).
10	.31†	Amended and Restated Thomas & Betts Corporation Supplemental Executive Investment Plan (Incorporated by reference to Items 1.01 and 5.02 of the Current Report on Form 8-K dated September 11, 2007).
10	.32†	Amended and Restated Termination Protection Agreement (Pileggi) (Incorporated by reference to Items 1.01 and 5.02 of the Current Report on Form 8-K dated September 11, 2007).
10	.33†	Amended and Restated Termination Protection Agreement (Fluke) (Incorporated by reference to Items 1.01 and 5.02 of the Current Report on Form 8-K dated September 11, 2007).
10	.34†	Amended and Restated Termination Protection Agreement (Hajj) (Incorporated by reference to Items 1.01 and 5.02 of the Current Report on Form 8-K dated September 11, 2007).
10	.35†	Amended and Restated Termination Protection Agreement (Hartmann) (Incorporated by reference to Items 1.01 and 5.02 of the Current Report on Form 8-K dated September 11, 2007).
10	.36†	Amended and Restated Termination Protection Agreement (Raines) (Incorporated by reference to Items 1.01 and 5.02 of the Current Report on Form 8-K dated September 11, 2007).
10	.37†	Amended and Restated Termination Protection Agreement (Locke) (Incorporated by reference to Items 1.01 and 5.02 of the Current Report on Form 8-K dated September 11, 2007).
10.38		Amended and Restated Thomas & Betts Corporation Indemnification Agreement (Incorporated by reference to Items 1.01 and 5.02 of the Current Report on Form 8-K dated September 11, 2007).
10.39		Second Amended and Restated Credit Agreement dated October 16, 2007, among Thomas & Betts Corporation, as Borrower, the Lenders party hereto, and Wachovia Bank, N.A., as Administrative Agent, and Wachovia Capital Markets, LLC and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Runners (Incorporated by reference to Items 1.01 and 2.03 of the Current Report on form 8-K dated October 17, 2007).

Exhibit No.		Description of Exhibit

10	.40†	Separation Agreement and General Release between Christopher P. Hartmann and Thomas & Betts Corporation dated effective January 4, 2008 (Filed as Exhibit 10.16 to the Current Report on Form 8-K dated December 20, 2007, and incorporated herein by reference).
12		Statement re Computation of Ratio of Earnings to Fixed Charges.
21		Subsidiaries of the Registrant.
23		Consent of KPMG LLP.
31.1		Certification of Principal Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a).
31.2		Certification of Principal Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a).
32.1		Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. § 1350 and not filed as part of the Report or as a separate disclosure document.
32.2		Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. § 1350 and not filed as part of the Report or as a separate disclosure document.

†	Management contract or compensatory plan or arrangement.