Form 10-Q
period 2008-03-31
THOMAS & BETTS CORP
filed 2008-05-06
CIK 97854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Title of Each Class	at April 30, 2008

Common Stock, $.10 par value	58,137,802

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

(a)	These risks and uncertainties, which are further explained in Item 1A. Risk Factors in our Form 10-K for the year ended December 31, 2007, include:

•	negative economic conditions could have a material adverse effect on our operating results and financial condition;

•	a significant reduction in the supply of commodity raw materials could materially disrupt our business and rising and volatile costs for commodity raw materials and energy could have a material adverse effect on our profitability;

•	significant changes in customer demand due to increased competition could have a material adverse effect on our operating results and financial condition.

A reference in this Report to “we”, “our”, “us”, “Thomas & Betts” or the “Corporation” refers to Thomas & Betts Corporation and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Quarter Ended
	March 31,
	2008	2007

Net sales	$595,504	$474,552
Cost of sales	409,243	329,687

Gross profit	186,261	144,865
Selling, general and administrative	116,285	87,329

Earnings from operations	69,976	57,536
Interest expense, net	(12,332)	(3,551)
Other (expense) income, net	(1,277)	(160)

Earnings before income taxes	56,367	53,825
Income tax provision	18,206	16,685

Net earnings from continuing operations	38,161	37,140
Earnings from discontinued operations, net	91	—

Net earnings	$38,252	$37,140

Basic earnings per share:
Continuing operations	$0.66	$0.63
Discontinued operations	—	—

Net earnings	$0.66	$0.63

Diluted earnings per share:
Continuing operations	$0.66	$0.63
Discontinued operations	—	—

Net earnings	$0.66	$0.63

Average shares outstanding:
Basic	57,759	58,593
Diluted	58,192	59,393

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$110,180	$149,926
Restricted cash	16,569	16,683
Marketable securities	211	221
Receivables, net	318,838	280,948
Inventories	321,314	271,989
Deferred income taxes	47,910	57,278
Prepaid expenses	15,699	22,392
Assets of discontinued operations	99,906	106,478

Total Current Assets	930,627	905,915

Gross property, plant and equipment	938,002	915,944
Less accumulated depreciation	(621,132)	(609,985)

Net property, plant and equipment	316,870	305,959

Goodwill	925,927	873,574
Other intangible assets:
Amortizable	216,962	202,335
Indefinite lived	112,131	101,643

Total other intangible assets	329,093	303,978
Investments in unconsolidated companies	115,670	115,300
Other assets	66,417	63,060

Total Assets	$2,684,604	$2,567,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$267,629	$116,157
Accounts payable	193,580	180,333
Accrued liabilities	155,020	143,606
Income taxes payable	11,217	10,731
Liabilities of discontinued operations	23,436	18,146

Total Current Liabilities	650,882	468,973

Long-Term Liabilities
Long-term debt	590,123	695,048
Deferred income taxes	37,189	48,888
Other long-term liabilities	138,261	125,943
Contingencies (Note 12)
Shareholders’ Equity
Common stock	5,779	5,770
Additional paid-in capital	215,607	207,690
Retained earnings	1,040,249	1,001,997
Accumulated other comprehensive income	6,514	13,477

Total Shareholders’ Equity	1,268,149	1,228,934

Total Liabilities and Shareholders’ Equity	$2,684,604	$2,567,786

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Quarter Ended
	March 31,
	2008	2007

Cash Flows from Operating Activities:
Net earnings	$38,252	$37,140
Adjustments:
Depreciation and amortization	22,040	12,344
Share-based compensation expense	6,520	5,201
Deferred income taxes	729	5,042
Incremental tax benefits from share-based payment arrangements	(489)	(1,003)
Changes in operating assets and liabilities, net:
Receivables	(30,605)	(32,100)
Inventories	(32,606)	(1,895)
Accounts payable	14,114	7,100
Accrued liabilities	(10,873)	(4,172)
Income taxes payable	711	927
Other	3,901	4,589

Net cash provided by (used in) operating activities	11,694	33,173

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(8,139)	(6,392)
Purchases of businesses, net of cash acquired	(90,583)	—
Other	191	149

Net cash provided by (used in) investing activities	(98,531)	(6,243)

Cash Flows from Financing Activities:
Proceeds from long-term debt and other borrowings	76,510	—
Repayment of long-term debt and other borrowings	(30,162)	(137)
Stock options exercised	467	4,604
Incremental tax benefits from share-based payment arrangements	489	1,003
Repurchase of common shares	—	(93,541)

Net cash provided by (used in) financing activities	47,304	(88,071)

Effect of exchange-rate changes on cash	(213)	39

Net increase (decrease) in cash and cash equivalents	(39,746)	(61,102)
Cash and cash equivalents, beginning of period	149,926	370,968

Cash and cash equivalents, end of period	$110,180	$309,866

Cash payments for interest	$11,346	$4,994
Cash payments for income taxes	$8,871	$10,739

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary for the fair presentation of the Corporation’s financial position as of March 31, 2008 and December 31, 2007 and the results of operations and cash flows for the periods ended March 31, 2008 and 2007.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the prior-year period to conform to the current year presentation of segment disclosures.

2.	Basic and Diluted Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

	Quarter Ended
	March 31,
	2008	2007

(In thousands, except per share data)
Net earnings from continuing operations	$38,161	$37,140
Earnings from discontinued operations, net of tax	91	—

Net earnings	$38,252	$37,140

Basic shares:
Average shares outstanding	57,759	58,593

Basic earnings per share:
Net earnings from continuing operations	$0.66	$0.63
Earnings from discontinued operations, net of tax	—	—

Net earnings	$0.66	$0.63

Diluted shares:
Average shares outstanding	57,759	58,593
Additional shares on the potential dilution from stock options and nonvested restricted stock	433	800

	58,192	59,393

Diluted earnings per share:
Net earnings from continuing operations	$0.66	$0.63
Earnings from discontinued operations, net of tax	—	—

Net earnings	$0.66	$0.63

The Corporation had stock options that were out-of-the-money which were excluded because of their anti-dilutive effect. Such out-of-the money options were 1.5 million shares of common stock for the first quarter of 2008 and 0.7 million shares of common stock for the first quarter of 2007.

3.	Acquisitions

The Lamson & Sessions Co.

The merger of The Lamson & Sessions Co. (“LMS”) into Thomas & Betts Corporation was completed in November 2007 for approximately $450 million. LMS is a North American supplier of non-metallic electrical boxes, fittings, flexible conduit and industrial PVC pipe. The LMS acquisition broadens the Corporation’s existing product portfolio and enhances its market position with distributors and end users of electrical products. As a result of the merger, LMS became a wholly-owned subsidiary of Thomas & Betts Corporation. Thomas & Betts Corporation funded the LMS acquisition through the use of its $750 million senior credit facility. The results of these operations have been included in the consolidated financial statements of the Corporation since the acquisition date.

The following table summarizes preliminary estimates and assumptions of fair values for the assets acquired and liabilities assumed at the date of acquisition (November 2007):

(In millions)
Current assets (primarily receivables and inventories)	$151
Property, plant and equipment	69
Long-term assets	16
Goodwill and other intangible assets	409

Total assets acquired	645
Current liabilities	(93)
Long-term liabilities	(97)

Net assets acquired	$455

The final purchase price allocation may result in different allocations for tangible and intangible assets and different depreciation and amortization expense than that reflected in the consolidated financial statements of the Corporation.

Of the $409 million of goodwill and other intangible assets, approximately $60 million has been assigned to intangible assets with infinite lives (consisting of trade/brand names) and approximately $123 million has been assigned to intangible assets with estimated lives ranging up to 11 years (consisting primarily of customer relations). Goodwill and other intangible assets are not deductible for tax purposes. All of the goodwill and other intangible assets have been assigned to the Corporation’s Electrical segment. Amortization of other intangible assets are included in selling, general and administrative expenses in the Corporation’s consolidated statement of operations.

The Corporation announced that it has decided to divest its portfolio of rigid polyvinyl chloride (PVC) and high-density polyethylene (HDPE) conduit, duct and pressure pipe used in construction, industrial, municipal, utility and telecommunications markets, which was acquired as part of The Lamson & Sessions Co. The Corporation has retained a financial advisor to assist with the sale of these operations. The operations associated with this business have been reflected as discontinued operations in the accompanying statement of operations and the assets and liabilities associated with this business have been reflected as held-for-sale in the accompanying balance sheet as of March 31, 2008 and December 31, 2007. Results from discontinued operations in the first quarter of 2008 reflected net sales of approximately $49 million, earnings before income taxes of $0.2 million, an income tax provision of $0.1 million and net earnings of $0.1 million.

The Corporation’s senior management began assessing and formulating a restructuring and integration plan as of the acquisition date of LMS. As of December 31, 2007, the Corporation had not finalized its plans to consolidate activities or to involuntarily terminate employees. Approval of the plan by the Corporation’s senior management and Board of Directors occurred during the first quarter of 2008. The objective of the restructuring and integration plan is to achieve operational efficiencies and eliminate duplicative operating costs resulting from the LMS acquisition. The Corporation also intends to achieve greater efficiency in sales, marketing, administration and other operational activities. The Corporation identified certain liabilities and other costs totaling approximately $26 million for restructuring and integration actions. Included in this amount are approximately $11 million of planned severance costs for involuntary termination of approximately 290 employees of LMS and approximately $8 million of lease cancellation costs associated with the planned closure of LMS distribution centers, which have been recorded as part of the Corporation’s preliminary purchase price allocation of LMS. Severance and lease cancellation costs have been reflected in the Corporation’s balance sheet in accrued liabilities and reflect cash paid or to be paid for these actions. Integration costs will be recognized as incurred, either as expense or capital, as appropriate. The amount recognized as integration expense during the first quarter of 2008 totaled approximately $2 million. The actions required by the plan began soon after the plan was approved, including the communication to affected employees of the Corporation’s intent to terminate as soon as possible. The Corporation expects to substantially complete implementation of these plans before the end of the second quarter of 2008, although payments associated with certain restructuring and integration actions will extend beyond 2008. Funds necessary for the plan are expected to come from operations or available cash resources.

Activities related to LMS restructuring during the quarter ended March 31, 2008 are as follows:

	Work Force	Facility
	Reductions	Closures	Total

(In millions)
Balance at December 31, 2007	$—	$—	$—
Restructuring accrual additions	10.6	8.1	18.7
Costs/payments charged against reserves	(0.2)	—	(0.2)

Balance at March 31, 2008	$10.4	$8.1	$18.5

The Homac Manufacturing Company

In mid-January 2008, the Corporation acquired The Homac Manufacturing Company, a privately held manufacturer of components used in utility distribution and substation markets, as well as industrial and telecommunications markets, for approximately $75 million. The preliminary purchase price allocation resulted in goodwill of approximately $26 million and other intangible assets of approximately $25 million, all of which was assigned to the Corporation’s Electrical segment. The results of these operations have been included in the consolidated financial statements of the Corporation since the acquisition date.

Boreal Braidings Inc.

In mid-January 2008, the Corporation acquired Boreal Braidings Inc., a privately held Canadian manufacturer of high quality flexible connectors for approximately $16 million. The preliminary purchase price allocation resulted in goodwill of approximately $7 million and other intangible assets of approximately $8 million, all of which was assigned to the Corporation’s Electrical segment. The results of these operations have been included in the consolidated financial statements of the Corporation since the acquisition date.

4.	Share-Based Payment Arrangements

Share-based compensation expense, net of tax, of $4.0 million was charged against income during the first quarter of 2008 and $3.2 million was charged against income during the first quarter of 2007. The net of tax share-based compensation expense reflected accelerated amortization over periods shorter than the stated service periods of approximately $3 million during the first quarter of 2008 and approximately $2 million during the first quarter of 2007. The accelerated amortization relates to share award grants to certain employees who are retirement eligible.

During the first quarter of 2008, the Corporation granted 720,845 stock options with a weighted average exercise price of $44.31 per share and an average grant date fair value of $13.48 per share, had 20,464 stock options exercised at a weighted average exercise price of $22.92 per share and had 53,079 stock options forfeited or expired. Also, during the first quarter of 2008, the Corporation granted 122,909 shares of nonvested restricted stock with a weighted average grant date fair value of $44.31 per share.

5.	Income Taxes

The Corporation’s income tax provision for the first quarter of 2008 was $18.2 million, or an effective rate of 32.3% of pre-tax income, compared to a tax provision in the first quarter of 2007 of $16.7 million, or an effective rate of 31.0% of pre-tax income. The increase in the effective rate over the prior-year period reflects the net increase in U.S. taxable income, particularly as a result of the recent acquisitions. The effective rate for both years reflects benefits from our Puerto Rican manufacturing operations which has a significantly lower effective tax rate than the Corporation’s overall blended tax rate.

The Corporation had net deferred tax assets totaling $10.4 million as of March 31, 2008 and $8.4 million as of December 31, 2007. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income. Management believes that it is more-likely-than-not that future taxable income, based on tax laws in effect as of March 31, 2008, will be sufficient to realize the recorded deferred tax assets, net of any valuation allowance.

6.	Comprehensive Income

Total comprehensive income and its components are as follows:

	Quarter Ended
	March 31,
	2008	2007

(In thousands)
Net earnings	$38,252	$37,140
Unrealized gain (loss) on interest rate swap	(9,119)	—
Cumulative translation adjustment	1,707	2,647
Defined benefit pension and other postretirement plans	449	1,000
Unrealized gain (loss) on marketable securities	—	(1)

Comprehensive income	$31,289	$40,786

7.	Derivative Instruments

The Corporation is exposed to market risk from changes in interest rates, foreign-exchange rates and raw material prices. At times, the Corporation may enter into various derivative instruments to manage certain of those risks. The Corporation does not enter into derivative instruments for speculative or trading purposes.

Interest Rate Swap Agreements

During the fourth quarter of 2007, the Corporation entered into a forward-starting interest rate swap for a notional amount of $390 million. The notional amount reduces to $325 million on December 15, 2010, $200 million on December 15, 2011 and $0 on October 1, 2012. The interest rate swap hedges $390 million of the Corporation’s exposure to changes in interest rates on borrowings of its $750 million credit facility. The Corporation has designated the interest rate swap as a cash flow hedge for accounting purposes. Under the interest rate swap, the Corporation receives variable one-month LIBOR and pays an underlying fixed rate of 4.86%.

On January 1, 2008, the Corporation adopted Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements,” for measuring “financial” assets and liabilities. SFAS 157 defines fair value as the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value by creating a hierarchy of valuation inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly; and, Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring a company to develop its own valuation assumptions.

The Corporation’s interest rate swap has been reflected at its fair value liability of $28.3 million as of March 31, 2008. This swap is measured at fair value on a recurring basis each reporting period. The Corporation’s fair value estimate was determined using significant unobservable inputs (Level 3) and, in addition, the liability valuation reflects the Corporation’s credit standing. The valuation technique utilized by the Corporation to calculate the swap fair value was the income approach. This approach represents the present value of future cash flows based upon current market expectations. The credit valuation adjustment (reduction in the liability) was determined to be $0.1 million as of March 31, 2008.

The following is a reconciliation of the fair value activity associated with the interest rate swap liability during the first quarter of 2008:

Fair Value Measures
Using Significant
Unobservable Inputs
(Level 3)

(In millions)
Asset (liability) at December 31, 2007	$(13.6)
Total realized/unrealized gains or losses:
Included in earnings	—
Reduction in fair value included in other comprehensive income	(14.7)

Asset (liability) at March 31, 2008	$(28.3)

As of March 31, 2008, the Corporation’s balance of accumulated other comprehensive income has been reduced by $17.3 million, net of tax, to reflect the above interest rate swap liability.

During the first quarter of 2007, the Corporation had no outstanding interest rate swap agreements.

Forward Foreign Exchange Contracts

During the fourth quarter of 2007, the Corporation entered into currency forward exchange contracts that are not designated as a hedge for accounting purposes. These contracts are intended to reduce cash flow volatility from exchange rate risk related to a short-term intercompany financing transaction. As of March 31, 2008, there were eight individual outstanding contracts for a notional amount of approximately $27 million, which amortize monthly through November 2008. Under the terms of the contracts, the Corporation sells U.S. dollars at current spot rates and purchases Canadian dollars at a fixed forward exchange rate. During the first quarter of 2008, the Corporation recognized a mark-to-market loss on these contracts of $1.2 million that effectively matched foreign exchange gains on the short-term intercompany financing transaction. The currency forward exchange contracts have been reflected in the balance sheet at a fair value liability of $0.5 million as of March 31, 2008. The Corporation’s fair value estimate was determined using quoted prices for instruments with similar underlying terms (Level 2).

During the first quarter of 2007, the Corporation had no outstanding forward sale or purchase contracts.

Commodities Futures Contracts

During the first quarter of 2008 and 2007, the Corporation had no outstanding commodities futures contracts. The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, copper, zinc, resins and rubber compounds. At times, some of the risk associated with usage of aluminum, copper and zinc has been mitigated through the use of futures contracts that fixed the price the Corporation paid for a commodity.

8.	Inventories

The Corporation’s inventories at March 31, 2008 and December 31, 2007 were:

	March 31,	December 31,
	2008	2007

(In thousands)
Finished goods	$157,157	$133,445
Work-in-process	40,062	34,564
Raw materials	124,095	103,980

Total inventories	$321,314	$271,989

9.	Debt

The Corporation’s long-term debt at March 31, 2008 and December 31, 2007 was:

	March 31,	December 31,
	2008	2007

(In thousands)
Revolving credit facility(a)	$465,000	$420,000
Unsecured notes
6.63% Notes due 2008(b)(c)	114,989	114,956
6.39% Notes due 2009(b)	149,952	149,939
7.25% Notes due 2013(b)	121,116	120,931
Other, including capital leases	6,695	5,379

Long-term debt (including current maturities)	857,752	811,205
Less current portion	267,629	116,157

Long-term debt	$590,123	$695,048

(a)	Interest is paid monthly.

(b)	Interest is paid semi-annually.

(c)	Notes are due May 7, 2008.

The indentures underlying the unsecured notes contain standard covenants such as restrictions on mergers, liens on certain property, sale-leaseback of certain property and funded debt for certain subsidiaries. The indentures also include standard events of default such as covenant default and cross-acceleration.

The Corporation’s revolving credit facility has total availability of $750 million, through a five year term expiring in October 2012. All borrowings and other extensions of credit under the Corporation’s revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the revolving credit facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility. The Corporation pays an annual commitment fee to maintain this facility of 10 basis points. Outstanding borrowings under this facility at March 31, 2008 were $465 million and at December 31, 2007 were $420 million.

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

The Corporation’s amended and restated revolving credit facility requires that it maintain:

•	a maximum leverage ratio of 4.00 to 1.00 through December 31, 2008, then a ratio of 3.75 to 1.00 thereafter; and

•	a minimum interest coverage ratio of 3.00 to 1.00.

It also contains customary covenants that could restrict the Corporation’s ability to: incur additional indebtedness; grant liens; make investments, loans, or guarantees; declare dividends; or

repurchase company stock. The Corporation does not expect these covenants to restrict its liquidity, financial condition, or access to capital resources in the foreseeable future.

Outstanding letters of credit which reduced availability under the credit facility, amounted to $21.6 million at March 31, 2008. The letters of credit relate primarily to third-party insurance claims processing.

The Corporation has a EUR 10.0 million (approximately US$15.8 million) committed revolving credit facility with a European bank. The Corporation pays an annual commitment fee of 20 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default. This facility has an indefinite maturity and no borrowings were outstanding as of March 31, 2008 and December 31, 2007.

Outstanding letters of credit which reduced availability under the European facility amounted to EUR 0.1 million (approximately US$0.2 million) at March 31, 2008.

As of March 31, 2008, the Corporation’s aggregate availability of funds under its credit facilities is approximately $279.0 million, after deducting outstanding letters of credit. The Corporation has the option, at the time of drawing funds under any of the credit facilities, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank.

The Corporation is in compliance with all covenants or other requirements set forth in its credit facilities.

As of March 31, 2008, the Corporation also had letters of credit in addition to those discussed above that do not reduce availability under the Corporation’s credit facilities. The Corporation had $29.8 million of such additional letters of credit that relate primarily to third-party insurance claims processing, performance guarantees and acquisition obligations.

10.	Pension and Other Postretirement Benefits

Net periodic cost for the Corporation’s pension and other postretirement benefits included the following components:

	Quarter Ended
			Other
			Postretirement
	Pension Benefits		Benefits
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007

(In thousands)
Service cost	$3,000	$2,970	$31	$61
Interest cost	7,373	5,316	361	244
Expected return on plan assets	(9,973)	(7,074)	—	—
Plan net loss (gain)	345	1,117	75	100
Prior service cost (gain)	263	259	(56)	(56)
Transition obligation (asset)	(4)	(4)	194	194

Net periodic benefit cost	$1,004	$2,584	$605	$543

Contributions to our qualified pension plans during the quarters ended March 31, 2008 and 2007 were not significant. We expect required contributions during the remainder of 2008 to our qualified pension plans to be minimal.

Effective January 1, 2008, entry into the Thomas & Betts Pension Plan is precluded to newly hired salaried employees. Also effective January 1, 2008, the Corporation amended the Thomas & Betts Employees’ Investment Plan to provide a 3% non-elective company contribution to new salaried employees in addition to the existing company match.

11.	Segment Disclosures

The Corporation has three reportable segments: Electrical, Steel Structures and HVAC. During the first quarter of 2008, the Corporation began to report segment earnings before depreciation, amortization and share-based compensation expenses. Management believes this change provides improved visibility into the underlying operating trends in the business segments and the contributions from the Corporation’s recent acquisitions. This change is also in line with how the Corporation measures performance internally. Segment information for the prior-year period has been revised to conform to the current presentation.

The Electrical segment designs, manufactures and markets thousands of different electrical connectors, components and other products for electrical, utility and communications applications. The Steel Structures segment designs, manufactures and markets highly engineered tubular steel transmission and distribution poles. The Steel Structures segment also markets lattice steel transmission towers for North American power and telecommunications companies which are currently sourced from third parties. The HVAC segment designs, manufactures and markets heating and ventilation products for commercial and industrial buildings.

The Corporation’s reportable segments are based primarily on product lines and represent the primary mode used to assess allocation of resources and performance. The Corporation evaluates its business segments primarily on the basis of segment earnings, with segment earnings defined as earnings before corporate expense, depreciation and amortization expense, share-based compensation expense, interest, income taxes and certain other charges. Corporate expense includes legal, finance and administrative costs. The Corporation has no material inter-segment sales.

As a result of the Corporation’s decision to divest the PVC and HDPE pipe operations acquired as part of Lamson & Sessions Co., operating results for the pipe business are reported as “discontinued operations” and are shown on a net basis on the consolidated financial statements. These results are not included in segment reporting.

	Quarter Ended
	March 31,
	2008	2007

(In thousands)
Net Sales
Electrical	$508,770	$389,166
Steel Structures	51,960	53,030
HVAC	34,774	32,356

Total	$595,504	$474,552

Segment Earnings
Electrical	$96,121	$76,844
Steel Structures	10,042	9,990
HVAC	5,635	5,689

Segment earnings	111,798	92,523
Corporate expense	(13,262)	(17,442)
Depreciation and amortization expense	(22,040)	(12,344)
Share-based compensation expense	(6,520)	(5,201)
Interest expense, net and other expense	(13,609)	(3,711)

Earnings before income taxes	$56,367	$53,825

12.	Contingencies

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

In late 2007, the trial court granted the Kaiser plaintiffs’ motion for a new trial. The Corporation immediately appealed, arguing that the March 2006 decision of the Court of Appeals had become final. In January 2008, the Court of Appeals agreed with the Corporation and reversed the trial court’s ruling. In February 2008, the Kaiser plaintiffs filed an application requesting review by the Louisiana Supreme Court. In May 2008, the Louisiana Supreme Court denied the Kaiser plaintiffs’ application for review. The Court of Appeals ruling in favor of the Corporation stands as the final judgment on this lawsuit.

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

The following table provides the changes in the Corporation’s accruals for estimated product warranties:

	Quarter Ended
	March 31,
	2008	2007

(In thousands)
Balance at beginning of period	$3,894	$1,737
Liabilities accrued for warranties issued during the period	475	283
Deductions for warranty claims paid during the period	(567)	(845)
Changes in liability for pre-existing warranties during the period, including expirations	255	166

Balance at end of period	$4,057	$1,341

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

13.	Recently Issued Accounting Standards

Effective January 1, 2008, the Corporation adopted SFAS No. 157, “Fair Value Measurements,” for measuring “financial” assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 related to certain “nonfinancial” assets and liabilities are effective for financial statements issued for fiscal years beginning after November 15, 2008. The Corporation has not yet evaluated the impact, if any, of this remaining requirement.

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

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 gives companies the option to choose to measure many financial instruments and certain other items at fair value. The Corporation has adopted SFAS No. 159 effective January 1, 2008 and has elected not to measure any additional financial assets and liabilities at fair value.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141 (Revised), “Business Combinations.” SFAS No. 141R replaces SFAS No. 141 while retaining the fundamental requirements in SFAS No. 141 that the acquisition (purchase) method of accounting be used for all business combinations. SFAS No. 141R retains SFAS No. 141 guidance for identifying and recognizing intangible assets separately from goodwill and makes certain changes to how the acquisition (purchase) method is applied. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal reporting period beginning on or after December 15, 2008. The Corporation has not yet evaluated the impact, if any, of this requirement.

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

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements for fiscal years beginning on or after November 15, 2008. The Corporation has not yet evaluated the impact, if any, of this requirement.

14.  Subsequent Event

During April 2008, the Corporation settled certain legacy legal claims, which will result in the recognition of a $12 million pre-tax benefit ($0.13 per share) during the second quarter of 2008.

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

Critical Accounting Policies

The preparation of financial statements contained in this report requires the use of estimates and assumptions to determine certain amounts reported as net sales, costs, expenses, assets or liabilities and certain amounts disclosed as contingent assets or liabilities. Actual results may differ from those estimates or assumptions. Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. We believe our critical accounting policies include the following:

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

•	Income Taxes: We use the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provides a valuation allowance based on a more-likely-than-not criteria. The Corporation has valuation allowances for deferred tax assets primarily associated with foreign net operating loss carryforwards and foreign income tax credit carryforwards. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income. Management believes that it is more-likely-than-not that future taxable income, based on enacted tax law in effect as of March 31, 2008, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances.

•	Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of current available facts related to each site. The operation of manufacturing plants involves a high level of susceptibility in these areas, and there is no assurance that we will not incur material environmental or occupational health and safety liabilities in the future. Moreover, expectations of remediation expenses could be affected by, and potentially significant expenditures could be required to comply with, environmental regulations and health and safety laws that may be adopted or imposed in the future. Future remediation technology advances could adversely impact expectations of remediation expenses.

2008 Outlook

We expect sales growth of approximately 25% in 2008 when compared to 2007. Acquisitions completed in 2007 and January 2008 are expected to contribute approximately 20% to the sales growth, with the balance coming from existing businesses. The mid-single digit sales growth expected from existing businesses will primarily come from a balance of foreign currency and pricing actions taken to offset higher material, particularly steel, and energy costs.

We do not expect significant net volume growth for the full year 2008. In our Electrical segment, growth in industrial MRO (maintenance, repair, and operations), certain segments of commercial construction and international markets should offset the negative impact of markets affected by U.S. residential construction. We expect that the second half of the year will show very modest net volume improvements helped by our Steel Structures business.

We have increased our full year earnings guidance to reflect a $12 million pre-tax or $0.13 per diluted share legal settlement to be recognized in the second quarter. As a result, we are now expecting diluted earnings per share from continuing operations in the range of $3.93 to $4.08 up from our previous guidance of $3.80 to $3.95.

Our full year 2008 guidance includes an improvement over 2007 in segment earnings as a percent of sales inclusive of the impact of acquisitions. In addition, the 2008 guidance includes corporate expense of about $50 million, depreciation and amortization expense of slightly less than $90 million, and share-based compensation of approximately $15 million.

For the second quarter 2008, we are expecting a slightly higher year over year sales increase than the 25% growth experienced in the first quarter. This increase reflects recent pricing increases taken in response to higher material, particularly steel, and energy costs. This should result in year-

over-year earnings per share growth of approximately ten percent before considering the $12 million pre-tax legal settlement.

The key risk factors we may face in 2008 include the potential negative impact of market uncertainty and continued tightening in credit markets and volatility in commodity markets. Thomas & Betts has a relatively modest direct exposure to residential construction. Nevertheless, continued deteriorating conditions in that market could potentially have an impact on certain of our products sold into retail, utility distribution and light commercial construction markets.

Summary of Consolidated Results

	Quarter Ended March 31,
	2008		2007
		% of Net		% of Net
	In Thousands	Sales	In Thousands	Sales

Net sales	$595,504	100.0	$474,552	100.0
Cost of sales	409,243	68.7	329,687	69.5

Gross profit	186,261	31.3	144,865	30.5
Selling, general and administrative	116,285	19.5	87,329	18.4

Earnings from operations	69,976	11.8	57,536	12.1
Interest expense, net	(12,332)	(2.1)	(3,551)	(0.8)
Other (expense) income, net	(1,277)	(0.2)	(160)	—

Earnings before income taxes	56,367	9.5	53,825	11.3
Income tax provision	18,206	3.1	16,685	3.5

Net earnings from continuing operations	38,161	6.4	37,140	7.8
Earnings from discontinued operations, net	91	—	—	—

Net earnings	$38,252	6.4	$37,140	7.8

Basis earnings per share:
Continuing operations	$0.66		$0.63
Discontinued operations	—		—

Net earnings	$0.66		$0.63

Diluted earnings per share:
Continuing operations	$0.66		$0.63
Discontinued operations	—		—

Net earnings	$0.66		$0.63

2008 Compared with 2007

Overview

Our first quarter was a solid start to 2008 with net sales increasing by 25.5% in the first quarter of 2008 compared to 2007. The 2007 and January 2008 acquisitions and growth in industrial MRO and international markets offset segment-specific softness in U.S. markets. During January 2008, we completed two acquisitions, most notably the acquisition of The Homac Manufacturing Company. We believe the investment in recently acquired companies significantly strengthens our portfolio of market leading brands and products and improves our position in key end markets.

Earnings from operations as a percent of sales were in line with the prior-year period although the acquisitions had a negative impact due in part to duplicative operating costs. During the current year quarter, we experienced improved mix in our Electrical and Steel Structures segments. In the first quarter of 2008, certain one-time acquisition related charges reflected in earnings from operations were $4.1 million. Earnings from operations in the first quarter of 2007 reflected a $7 million legal charge.

Interest expense, net increased $8.8 million in 2008 primarily as a result of funding required for the acquisitions.

Net earnings for the first quarter of 2008 were $0.66 per diluted share compared to $0.63 per diluted share in the prior-year period. First quarter 2007 included a charge of $0.08 per share related to a legal settlement.

Net Sales and Gross Profit

Net sales in the first quarter of 2008 were $595.5 million, up $121.0 million, or 25.5%, from the prior-year period. Acquisitions completed in the first quarter of 2008 and second half of 2007 accounted for $108.6 million of the sales increase while favorable foreign currency exchange contributed approximately $22 million of the increase. Price was not a factor in the quarter. Net volume reflects modest increases in industrial and telecommunications products offset by weakness in U.S. markets influenced by the continued slow down in residential construction such as retail, utility distribution and some areas of commercial construction.

Gross profit in the first quarter of 2008 was $186.3 million, or 31.3% of net sales, compared to $144.9 million, or 30.5% of net sales, in the prior-year period. This improvement reflects favorable product mix in our Electrical and Steel Structures segments, as well as the addition of higher margin products from our acquisitions. Gross profit in the first quarter of 2008 reflected $2.5 million of certain one-time acquisition related charges.

Expenses

Selling, general and administrative (“SG&A”) expense in the first quarter of 2008 was $116.3 million, or 19.5% of net sales, compared to $87.3 million, or 18.4% of net sales in the prior-year period. The year-over-year increase in SG&A expense as a percent of sales reflects the impact of acquisitions inclusive of amortization and integration expenses as well as duplicative selling, distribution and administrative costs. SG&A in the first quarter of 2008 included approximately $1.6 million of certain one-time acquisition related charges. The first quarter of 2007 included a $7 million charge for a legal settlement.

Interest Expense, Net

Interest expense, net was $12.3 million in the first quarter of 2008, up $8.8 million from the prior-year period primarily as a result of funding required for acquisitions made in the first quarter of 2008 and the second half of 2007. Interest income included in interest expense, net was $1.4 million for the first quarter of 2008 compared to $3.6 million for the prior-year period. Interest expense was $13.7 million in the first quarter of 2008 and $7.2 million in the prior-year period.

Income Taxes

The effective tax rate for the first quarter of 2008 was 32.3% compared to 31.0% for the prior-year period. The increase in the effective rate reflects the effect of a net increase in U.S. taxable income on the Corporation’s overall blended tax rate. The effective rate for both years reflects benefits from our Puerto Rican manufacturing operations.

Net Earnings

Net earnings from continuing operations in the first quarter of 2008 were $38.2 million, or $0.66 per diluted share, compared to net earnings of $37.1 million, or $0.63 per diluted share in the prior-year period. Higher 2008 first quarter earnings reflect increased earnings from operations driven primarily by acquisitions and improved mix in existing businesses offset in part by higher interest expense, net and income taxes. Earnings from discontinued operations, net for the first quarter of 2008 were $0.1 million. Net earnings in the first quarter of 2008 including discontinued operations were $38.3 million, or $0.66 per diluted share. 2008 net earnings included $4.1 million pre-tax, or $0.04 per share, of one-time acquisition related charges, and 2007 net earnings included a $7 million pre-tax, or $0.08 per share, legal charge.

Summary of Segment Results

Net Sales

	Quarter Ended March 31,
	2008		2007
	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales

Electrical	$508,770	85.5	$389,166	82.0
Steel Structures	51,960	8.7	53,030	11.2
HVAC	34,774	5.8	32,356	6.8

	$595,504	100.0	$474,552	100.0

Segment Earnings

	Quarter Ended March 31,
	2008		2007
	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales

Electrical	$96,121	18.9	$76,844	19.7
Steel Structures	10,042	19.3	9,990	18.8
HVAC	5,635	16.2	5,689	17.6

Segment earnings	111,798	18.8	92,523	19.5
Corporate expense	(13,262)		(17,442)
Depreciation and amortization expense	(22,040)		(12,344)
Share-based compensation expense	(6,520)		(5,201)
Interest expense, net and other expense	(13,609)		(3,711)

Earnings before income taxes	$56,367		$53,825

The Corporation has three reportable segments: Electrical, Steel Structures and HVAC. During the first quarter of 2008, we began to report segment earnings before depreciation, amortization and share-based compensation expenses. We believe this change provides improved visibility into the underlying operating trends in the business segments and the contributions from our recent acquisitions. This change is also in line with how we measure performance internally.

Segment information for the prior-year period has been revised to conform to the current presentation. We evaluate our business segments primarily on the basis of segment earnings, with segment earnings defined as earnings before corporate expense, depreciation and amortization expense, share-based compensation expense, interest, income taxes and certain other charges.

Our segment earnings are significantly influenced by the operating performance of our Electrical segment that accounted for more than 80% of our consolidated net sales and consolidated segment earnings during both of the periods presented.

Electrical Segment

Electrical segment net sales in the first quarter of 2008 were $508.8 million, up $119.6 million, or 30.7%, from the prior-year period. This increase reflects the impact of acquisitions ($108.6 million) and approximately $21 million from favorable foreign currency exchange driven primarily by strong European and Canadian currencies against a weaker U.S. dollar. Price was not a factor in the quarter. Net volume declined modestly year over year in the Electrical segment as demand for industrial and telecommunications products did not fully offset weakness in U.S. markets influenced by the continued slow down in residential construction.

Electrical segment earnings in the first quarter of 2008 were $96.1 million, up $19.3 million, or 25.1%, from the prior-year period. The earnings improvement reflects a significant contribution from the recent acquisitions and improved product mix. Underlying earnings in the Electrical segment increased slightly year over year despite lower sales volumes. Electrical segment earnings in the first quarter of 2008 included $3.2 million in certain one-time acquisition related charges. Segment earnings as a percent of sales declined from the prior-year period as a result of the dilutive impact of the recent acquisitions.

Other Segments

Net sales in the first quarter of 2008 in our Steel Structures segment were $52.0 million, down $1.1 million, or 2.0%, from the prior-year period. Sales in 2008 reflect relatively flat volume from internally manufactured, highly engineered tubular steel poles and decreased shipments of lattice towers purchased from third party suppliers for resale of slightly less than $1 million. Steel Structures segment earnings in the first quarter of 2008 were $10.0 million, up $0.1 million compared to the prior-year period. Segment earnings as a percent of sales increased to 19.3 percent of sales, reflecting a more favorable project mix.

Net sales in the first quarter of 2008 in our HVAC segment were $34.8 million, up $2.4 million, or 7.5%, from the prior-year period. Sales increased primarily due to favorable foreign currency exchange and price increases. HVAC segment earnings in the first quarter of 2008 were $5.6 million, essentially flat when compared to the prior-year period.

Liquidity and Capital Resources

We had cash and cash equivalents of $110.2 million and $149.9 million at March 31, 2008 and December 31, 2007, respectively.

The following table reflects the primary category totals in our Consolidated Statements of Cash Flows:

	Quarter Ended
	March 31,
	2008	2007

(In thousands)
Net cash provided by (used in) operating activities	$11,694	$33,173
Net cash provided by (used in) investing activities	(98,531)	(6,243)
Net cash provided by (used in) financing activities	47,304	(88,071)
Effect of exchange-rate changes on cash	(213)	39

Net increase (decrease) in cash and cash equivalents	$(39,746)	$(61,102)

Operating Activities

Cash provided by operating activities decreased in the first quarter of 2008 to $11.7 million from $33.2 million in 2007 primarily as a result of higher current year inventory levels. Cash used for inventory in the first quarter of 2008 was $32.6 million compared to cash used for inventory in the prior-year period of $1.9 million. The increase in inventory in the first quarter of 2008 includes an increase in raw materials to support the build required for the seasonal construction season and an increase in finished goods to ensure high service levels during the consolidation of the acquired LMS warehouses. We plan to reduce our March 31, 2008 inventory levels as the year progresses. Cash provided by operating activities during the first quarter of 2008 and 2007 was primarily attributable to net earnings of $38.3 million and $37.1 million, respectively, and the impact of changes in working capital. Depreciation and amortization increased during the first quarter of 2008 to $22.0 million from $12.3 million in 2007 reflecting recent acquisition activity.

Investing Activities

In January 2008, we acquired The Homac Manufacturing Company (Homac), a privately held manufacturer of components used in utility distribution and substation markets, as well as industrial and telecommunications markets, for approximately $75 million. Also, in January 2008, we acquired Boreal Braidings Inc. (Boreal), a privately held manufacturer of high quality flexible connectors used by industrial OEM and utility customers in Canada for approximately $16 million.

During the first quarter of 2008, we had capital expenditures for maintenance spending and the support of our ongoing business plans totaling $8.1 million compared to $6.4 million in 2007. We expect capital expenditures of up to $60 million in 2008.

Financing Activities

Financing activities for the first quarter of 2008 reflect increased borrowings on our revolving credit facility used to help fund the Homac acquisition. Financing activities in the prior-year period reflected cash used for the repurchase of approximately 1.8 million common shares for approximately $94 million.

In the second quarter of 2008, we intend to repay the $115 million senior unsecured debt securities due May 2008 through the use of borrowings under our $750 million credit facility.

$750 million Credit Facility

Our revolving credit facility has total availability of $750 million, through a five year term expiring in October 2012. All borrowings and other extensions of credit under our revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the revolving credit facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility. We used the facility to help finance the transaction with Lamson & Sessions Co. in November 2007 and also for the Homac acquisition in January 2008. Outstanding borrowings under this facility at March 31, 2008 were $465 million and at December 31, 2007 were $420 million.

In the fourth quarter of 2007, the Corporation entered into an interest rate swap to hedge its exposure to changes in the LIBOR rate on $390 million of borrowings under this facility. See Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

Our amended and restated revolving credit facility requires that we maintain:

•	a maximum leverage ratio of 4.00 to 1.00 through December 31, 2008, then a ratio of 3.75 to 1.00 thereafter; and

•	a minimum interest coverage ratio of 3.00 to 1.00.

It also contains customary covenants that could restrict our ability to: incur additional indebtedness; grant liens; make investments, loans, or guarantees; declare dividends; or repurchase company stock. We do not expect these covenants to restrict our liquidity, financial condition, or access to capital resources in the foreseeable future.

At March 31, 2008, outstanding letters of credit, or similar financial instruments that reduce the amount available under the $750 million credit facility totaled $21.6 million. Letters of credit relate primarily to third-party insurance claims processing.

Other Credit Facilities

We have a EUR 10.0 million (approximately US$15.8 million) committed revolving credit facility with a European bank that has an indefinite maturity. Availability under this facility was EUR 9.9 million (approximately US$15.6 million) as of March 31, 2008. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default.

Outstanding letters of credit which reduced availability under the European facility amounted to EUR 0.1 million (approximately US$0.2 million) at March 31, 2008.

Other Letters of Credit

As of March 31, 2008, the Corporation also had letters of credit in addition to those discussed above that do not reduce availability under the Corporation’s credit facilities. The Corporation had $29.8 million of such additional letters of credit that relate primarily to third-party insurance claims processing, performance guarantees and acquisition obligations.

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

As of March 31, 2008, the aggregate availability of funds under our credit facilities was approximately $279.0 million, after deducting outstanding letters of credit. Availability is subject to the satisfaction of various covenants and conditions to borrowing.

Credit Ratings

As of March 31, 2008, we had investment grade credit ratings from Standard & Poor’s, Moody’s Investor Service and Fitch Ratings on our senior unsecured debt. Should these credit ratings drop, repayment under our credit facilities and securities will not be accelerated; however, our credit costs may increase. Similarly, if our credit ratings improve, we could potentially have a decrease in our credit costs. The maturity of any of our debt securities does not accelerate in the event of a credit downgrade.

Debt Securities

Thomas & Betts had the following senior unsecured debt securities outstanding as of March 31, 2008:

Issue Date	Amount	Interest Rate	Interest Payable	Maturity Date

May 1998	$115 million	6.63%	May 1 and November 1	May 2008(a)
February 1999	$150 million	6.39%	March 1 and September 1	February 2009
May 2003	$125 million	7.25%	June 1 and December 1	June 2013

(a)	The Corporation currently intends to repay the $115 million senior unsecured debt securities due May 2008 through the use of borrowings under the Corporation’s $750 million credit facility.

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

The Lamson & Sessions Co. Restructuring and Integration Plan

The Corporation’s senior management began assessing and formulating a restructuring and integration plan as of the acquisition date of LMS. Approval by the Corporation’s senior management and Board of Directors occurred during the first quarter of 2008. The objective of the restructuring and integration plan is to achieve operational efficiencies and eliminate duplicative costs resulting from the LMS acquisition. The Corporation also intends to achieve greater efficiency in sales, marketing, administration and other operational activities. The Corporation identified certain liabilities and other costs totaling approximately $26 million for restructuring and integration actions. Included in this amount are approximately $11 million of planned severance costs for involuntary termination of approximately 290 employees of LMS and approximately $8 million of lease cancellation costs associated with the planned closure of LMS distribution centers, which have been recorded as part of the Corporation’s preliminary purchase price allocation of LMS. Severance and lease cancellation costs have been reflected in the Corporation’s balance sheet in accrued liabilities and reflect cash paid or to be paid for these actions. Integration costs will be recognized as incurred, and the amount recognized during the first quarter of 2008 totaled approximately $2 million. The actions required by the plan began soon after the plan was approved, including the communication to affected employees of the Corporation’s intent to terminate as soon as possible. The Corporation expects to substantially complete implementation of these plans before the end of the second quarter of 2008, although payments associated with certain restructuring and integration actions will extend beyond 2008. Funds necessary for the plan are expected to come from operations or available cash resources. Beginning in 2009, annual net savings from these actions are expected to approximate $18 million as a consequence of the reduction in total employment and the consolidation of distributions centers.

Off-Balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance sheet arrangements.

Refer to Note 12 in the Notes to Consolidated Financial Statements for information regarding our guarantee and indemnification arrangements.

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

For the period ended March 31, 2008, the Corporation has not experienced any material changes in market risk since December 31, 2007 that affect the quantitative and qualitative disclosures presented in our 2007 Annual Report on Form 10-K.

Interest Rate Swap

During the fourth quarter of 2007, the Corporation entered into a forward-starting interest rate swap for a notional amount of $390 million. The notional amount reduces to $325 million on

December 15, 2010, $200 million on December 15, 2011 and $0 on October 1, 2012. The interest rate swap hedges $390 million of the Corporation’s exposure to changes in interest rates on borrowings of its $750 million credit facility. The Corporation has designated the interest rate swap as a cash flow hedge for accounting purposes. Under the interest rate swap, the Corporation receives variable one-month LIBOR and pays an underlying fixed rate of 4.86%.

On January 1, 2008, the Corporation adopted Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements,” for measuring “financial” assets and liabilities. SFAS 157 defines fair value as the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value by creating a hierarchy of valuation inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly; and, Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring a company to develop its own valuation assumptions.

The Corporation’s interest rate swap has been reflected at its fair value liability of $28.3 million as of March 31, 2008. This swap is measured at fair value on a recurring basis each reporting period. The Corporation’s fair value estimate was determined using significant unobservable inputs (Level 3) and, in addition, the liability valuation reflects the Corporation’s credit standing. The valuation technique utilized by the Corporation to calculate the swap fair value was the income approach. This approach represents the present value of future cash flows based upon current market expectations. The credit valuation adjustment (reduction in the liability) was determined to be $0.1 million as of March 31, 2008. The Corporation’s interest rate swap liability as of December 31, 2007 was $13.6 million. The increase in the interest rate swap liability during the first quarter of 2008 reflects primarily a reduction of rates in the future portion of the swap curve as of March 31, 2008 compared to December 31, 2007.

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

(b)	Changes in Internal Control over Financial Reporting

The Corporation has experienced significant acquisition and integration activity in the past nine months, including the November 2007 acquisition of LMS for approximately $450 million. Other than the noted acquisitions, there have been no significant changes in internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 12, “Contingencies,” in the Notes to Consolidated Financial Statements, which is incorporated herein by reference. See also Item 3. “Legal Proceedings,” in the Corporation’s 2007 Annual Report on Form 10-K, which is incorporated herein by reference.

Item 1A.	Risk Factors

There are many factors that could pose a material risk to the Corporation’s business, its operating results and financial condition and its ability to execute its business plan, some of which are beyond our control. There have been no material changes from the risk factors as previously set forth in our 2007 Annual Report on Form 10-K under Item 1A. “Risk Factors,” which is incorporated herein by reference.

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table reflects activity related to equity securities purchased by the Corporation during the three months ended March 31, 2008:

Issuer Purchases of Equity Securities

			Total Number	Maximum
			of Common	Number
			Shares	of Common
	Total	Average	Purchased	Shares that
	Number of	Price Paid	as Part of	May Yet Be
	Common	per	Publicly	Purchased
	Shares	Common	Announced	Under
Period	Purchased	Share	Plans	the Plans

March 2007 Plan
Total for the quarter ended March 31, 2008	—	$—	—	2,799,300

Item 5.	Other Information

Shareholders who wish to present director nominations or other business at the Annual Meeting of Shareholders to be held in 2009 must give notice to the Secretary at our principal executive offices on or prior to January 2, 2009.

Item 6.	Exhibits

The Exhibit Index that follows the signature page of this Report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Thomas & Betts Corporation
(Registrant)

By:	/s/ Kenneth W. Fluke
Kenneth W. Fluke
Senior Vice President and
Chief Financial Officer
(principal financial officer)

Date: May 5, 2008

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

12	Statement re Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of Principal Financial Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. § 1350 and not filed as part of the Report or as a separate disclosure document.
32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. §1350 and not filed as part of the Report or as a separate disclosure document.