Form 10-Q
period 2008-06-30
THOMAS & BETTS CORP
filed 2008-08-07
CIK 97854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Title of Each Class	at July 31, 2008

Common Stock, $.10 par value	57,583,545

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

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net sales	$641,317	$507,238	$1,236,821	$981,790
Cost of sales	441,342	352,431	850,585	682,118

Gross profit	199,975	154,807	386,236	299,672
Selling, general and administrative	100,489	84,532	216,774	171,861

Earnings from operations	99,486	70,275	169,462	127,811
Interest expense, net	(11,768)	(3,446)	(24,100)	(6,997)
Other (expense) income, net	(670)	640	(1,947)	480
Gain on sale of equity interest	169,684	—	169,684	—

Earnings before income taxes	256,732	67,469	313,099	121,294
Income tax provision	108,692	20,916	126,898	37,601

Net earnings from continuing operations	148,040	46,553	186,201	83,693
Loss from discontinued operations, net	(200)	—	(109)	—

Net earnings	$147,840	$46,553	$186,092	$83,693

Basic earnings per share:
Continuing operations	$2.56	$0.81	$3.22	$1.44
Discontinued operations	—	—	—	—

Net earnings	$2.56	$0.81	$3.22	$1.44

Diluted earnings per share:
Continuing operations	$2.54	$0.80	$3.20	$1.42
Discontinued operations	—	—	—	—

Net earnings	$2.54	$0.80	$3.20	$1.42

Average shares outstanding:
Basic	57,819	57,649	57,788	58,191
Diluted	58,246	58,459	58,230	58,980

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30,	December 31,
ASSETS	2008	2007

Current Assets
Cash and cash equivalents	$288,085	$149,926
Restricted cash	8,500	16,683
Receivables, net	339,652	280,948
Inventories	324,839	271,989
Deferred income taxes	39,827	57,278
Other assets	15,919	22,613
Assets of discontinued operations	101,401	106,478

Total Current Assets	1,118,223	905,915

Gross property, plant and equipment	941,383	915,944
Less accumulated depreciation	(628,703)	(609,985)

Net property, plant and equipment	312,680	305,959

Goodwill	924,461	873,574
Other intangible assets:
Amortizable	205,845	197,727
Indefinite lived	116,370	101,643

Total other intangible assets	322,215	299,370
Investments in unconsolidated companies	5,360	115,300
Other assets	65,109	67,668

Total Assets	$2,748,048	$2,567,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$152,142	$116,157
Accounts payable	206,508	180,333
Accrued liabilities	158,377	143,606
Income taxes payable	100,281	10,731
Liabilities of discontinued operations	24,338	18,146

Total Current Liabilities	641,646	468,973

Long-Term Liabilities
Long-term debt	512,364	695,048
Deferred income taxes	36,516	48,888
Other long-term liabilities	127,321	125,943
Contingencies (Note 13)
Shareholders’ Equity
Common stock	5,783	5,770
Additional paid-in capital	219,193	207,690
Retained earnings	1,188,089	1,001,997
Accumulated other comprehensive income	17,136	13,477

Total Shareholders’ Equity	1,430,201	1,228,934

Total Liabilities and Shareholders’ Equity	$2,748,048	$2,567,786

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Cash Flows from Operating Activities:
Net earnings	$186,092	$83,693
Adjustments:
Depreciation and amortization	43,198	25,116
Share-based compensation expense	9,835	8,272
Deferred income taxes	1,788	6,989
Incremental tax benefits from share-based payment arrangements	(583)	(5,062)
Gain on sale of equity interest	(169,684)	—
Changes in operating assets and liabilities, net:
Receivables	(54,371)	(52,440)
Inventories	(37,089)	(4,351)
Accounts payable	30,180	15,047
Accrued liabilities	(17,773)	8,588
Income taxes payable	96,611	4,504
Lamson & Sessions Co. change in control payments	(12,685)	—
Other	8,961	434

Net cash provided by (used in) operating activities	84,480	90,790

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(18,690)	(17,628)
Purchases of businesses, net of cash acquired	(90,571)	—
Proceeds from sale of equity interest, net	280,000	—
Obligation from sale of equity interest	20,000	—
Restricted cash used for change in control payments	8,183	—
Other	245	296

Net cash provided by (used in) investing activities	199,167	(17,332)

Cash Flows from Financing Activities:
Repayment of debt and other borrowings	(116,407)	(197)
Revolving credit facility proceeds (repayments), net	(30,000)	—
Stock options exercised	1,068	18,778
Incremental tax benefits from share-based payment arrangements	583	5,062
Repurchase of common shares	—	(132,958)

Net cash provided by (used in) financing activities	(144,756)	(109,315)

Effect of exchange-rate changes on cash	(732)	3,041

Net increase (decrease) in cash and cash equivalents	138,159	(32,816)
Cash and cash equivalents, beginning of period	149,926	370,968

Cash and cash equivalents, end of period	$288,085	$338,152

Cash payments for interest	$26,921	$13,760
Cash payments for income taxes	$27,468	$26,678

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary for the fair presentation of the Corporation’s financial position as of June 30, 2008 and December 31, 2007 and the results of operations and cash flows for the periods ended June 30, 2008 and 2007.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the prior-year period to conform to the current year presentation of segment disclosures.

2.	Basic and Diluted Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

(In thousands, except per share data)
Net earnings from continuing operations	$148,040	$46,553	$186,201	$83,693
Earnings from discontinued operations, net of tax	(200)	—	(109)	—

Net earnings	$147,840	$46,553	$186,092	$83,693

Basic shares:
Average shares outstanding	57,819	57,649	57,788	58,191

Basic earnings per share:
Net earnings from continuing operations	$2.56	$0.81	$3.22	$1.44
Earnings from discontinued operations, net of tax	—	—	—	—

Net earnings	$2.56	$0.81	$3.22	$1.44

Diluted shares:
Average shares outstanding	57,819	57,649	57,788	58,191
Additional shares on the potential dilution from stock options and nonvested restricted stock	427	810	442	789

	58,246	58,459	58,230	58,980

Diluted earnings per share:
Net earnings from continuing operations	$2.54	$0.80	$3.20	$1.42
Earnings from discontinued operations, net of tax	—	—	—	—

Net earnings	$2.54	$0.80	$3.20	$1.42

The Corporation had stock options that were out-of-the-money which were excluded because of their anti-dilutive effect. Such out-of-the money options were 1.7 million shares of common stock for the second quarter of 2008 and 0.3 million shares of common stock for the second quarter of

2007. Out-of-the money options were 1.6 million shares of common stock for the first six months of 2008 and 0.3 million shares of common stock for the first six months of 2007.

3.	Acquisitions

The Lamson & Sessions Co.

The merger of The Lamson & Sessions Co. (“LMS”) into Thomas & Betts Corporation was completed in November 2007 for approximately $450 million. LMS is a North American supplier of non-metallic electrical boxes, fittings, flexible conduit, and PVC and HDPE pipe. The LMS acquisition broadened the Corporation’s existing product portfolio and enhanced its market position with distributors and end users of electrical products. As a result of the merger, LMS became a wholly-owned subsidiary of Thomas & Betts Corporation. Thomas & Betts Corporation funded the LMS acquisition through the use of its $750 million revolving credit facility. The results of these operations have been included in the consolidated financial statements of the Corporation since the acquisition date.

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

The purchase price allocation as of June 30, 2008 is preliminary since the restructuring and integration plan does not reflect final restructuring costs associated with the divestiture of the PVC and HDPE pipe businesses, which have not yet been completed as of that date.

Of the $409 million of goodwill and other intangible assets, approximately $60 million has been assigned to intangible assets with infinite lives (consisting of trade/brand names) and approximately $123 million has been assigned to intangible assets with estimated lives ranging up to 11 years (consisting primarily of customer relations). Goodwill and other intangible assets are not deductible for tax purposes. All of the goodwill and other intangible assets have been assigned to the Corporation’s Electrical segment. Amortization of other intangible assets is included in selling, general and administrative expenses in the Corporation’s consolidated statement of operations.

The Corporation has decided to divest its rigid polyvinyl chloride (PVC) and high-density polyethylene (HDPE) conduit, duct and pressure pipe businesses, which were acquired as part of the LMS acquisition. These products are used in the construction, industrial, municipal, utility and telecommunications markets. The Corporation has retained a financial advisor to assist with the sale of these operations. The operations associated with this business have been reflected as discontinued operations in the accompanying statement of operations and the assets and liabilities associated with this business have been reflected as held-for-sale in the accompanying balance sheet as of June 30, 2008 and December 31, 2007. Results from discontinued operations in the second quarter of 2008 reflected net sales of approximately $56 million, loss before income taxes of $0.4 million, an income tax benefit of $0.2 million and net loss of $0.2 million. Results from discontinued operations for the first six months of 2008 reflected net sales of approximately $105 million, loss before income taxes of $0.2 million, an income tax benefit of $0.1 million and net loss of $0.1 million.

The Corporation’s senior management began assessing and formulating a restructuring and integration plan as of the acquisition date of LMS. Approval of the plan by the Corporation’s senior management and Board of Directors occurred during the first quarter of 2008. The objective of the restructuring and integration plan is to achieve operational efficiencies and eliminate duplicative operating costs resulting from the LMS acquisition. The Corporation also intends to achieve greater efficiency in sales, marketing, administration and other operational activities. The Corporation identified certain liabilities and other costs totaling approximately $26 million for restructuring and integration actions. Included in this amount are approximately $11 million of planned severance costs for involuntary termination of approximately 290 employees of LMS and approximately $8 million of lease cancellation costs associated with the planned closure of LMS distribution centers, which have been recorded as part of the Corporation’s preliminary purchase price allocation of LMS. Severance and lease cancellation costs have been reflected in the Corporation’s balance sheet in accrued liabilities and reflect cash paid or to be paid for these actions. Integration costs will be recognized as incurred, either as expense or capital, as appropriate. The amount recognized in cost of goods sold as integration expense during the second quarter of 2008 totaled less than $1 million, with the amount recognized during the first six months of 2008 totalling approximately $3 million. The actions required by the plan began soon after the plan was approved, including the communication to affected employees of the Corporation’s intent to terminate as soon as possible.

As of June 30, 2008, the Corporation has ceased operations at all LMS distribution centers, consolidated these activities into its existing distribution centers and is in the process of negotiating lease terminations. Also as of June 30, 2008, the Corporation has involuntarily terminated approximately 240 employees of LMS. Payments associated with certain of the restructuring and integration actions taken are expected to extend beyond 2008 due to compliance with applicable regulations and other considerations. The cash payments necessary to fund the plan are expected to come from operations or available cash resources.

Activities related to LMS restructuring during the quarter ended June 30, 2008 are as follows:

	Work Force	Facility
	Reductions	Closures	Total

(In millions)
Balance at March 31, 2008	$10.4	$8.1	$18.5
Restructuring accrual additions	—	—	—
Cost/payments charged against reserves	(1.8)	(1.2)	(3.0)

Balance at June 30, 2008	$8.6	$6.9	$15.5

Activities related to LMS restructuring during the six months ended June 30, 2008 are as follows:

	Work Force	Facility
	Reductions	Closures	Total

(In millions)
Balance at December 31, 2007	$—	$—	$—
Restructuring accrual additions	10.6	8.1	18.7
Costs/payments charged against reserves	(2.0)	(1.2)	(3.2)

Balance at June 30, 2008	$8.6	$6.9	$15.5

The Homac Manufacturing Company

In January 2008, the Corporation acquired The Homac Manufacturing Company, a privately held manufacturer of components used in utility distribution and substation markets, as well as industrial and telecommunications markets, for approximately $75 million. The purchase price allocation resulted in goodwill of approximately $25 million and other intangible assets of approximately $25 million, all of which was assigned to the Corporation’s Electrical segment. The results of these operations have been included in the consolidated financial statements of the Corporation since the acquisition date.

Boreal Braidings Inc.

In January 2008, the Corporation acquired Boreal Braidings Inc., a privately held Canadian manufacturer of high-quality flexible connectors for approximately $16 million. The purchase price allocation resulted in goodwill of approximately $7 million and other intangible assets of approximately $8 million, all of which was assigned to the Corporation’s Electrical segment. The results of these operations have been included in the consolidated financial statements of the Corporation since the acquisition date.

4.	Share-Based Payment Arrangements

Share-based compensation expense, net of tax, of $2.1 million was charged against income during the second quarter of 2008 and $1.9 million was charged against income during the second quarter of 2007. During the second quarter of 2008, the Corporation granted 2,800 stock options with a weighted average exercise price of $36.55 per share and an average grant date fair value of $10.33 per share, had 25,539 stock options exercised at a weighted average exercise price of $23.40 per share and had 57,427 stock options forfeited or expired. Also during the second quarter of 2008, the Corporation granted 12,658 shares of nonvested restricted stock with a weighted average grant date fair value of $35.55 per share.

Share-based compensation expense, net of tax, of $6.1 million was charged against income during the first six months of 2008 and $5.1 million was charged against income during the first six months of 2007. The net of tax share-based compensation expense reflected accelerated amortization over periods shorter than the stated service periods of approximately $3 million during the first six months of 2008 and approximately $2 million during the first six months of 2007. The accelerated amortization relates to share award grants to certain employees who are retirement eligible. During the first six months of 2008, the Corporation granted 723,645 stock options with a weighted average exercise price of $44.28 per share and an average grant date fair value of $13.46 per share, had 46,003 stock options exercised at a weighted average exercise price of $23.19 per share and had 110,506 stock options forfeited or expired. Also, during the first six months of 2008, the Corporation granted 135,567 shares of nonvested restricted stock with a weighted average grant date fair value of $43.49 per share.

During the second quarter of 2008, the Corporation, under its Non-Employee Directors Equity Compensation Plan, granted non-employee members of the Board of Directors a total of 12,658 shares of common stock with a weighted average grant date fair value of $35.55 that vested upon issuance. During the second quarter of 2007, the Corporation, under its Non-Employee Directors Equity Compensation Plan, granted non-employee members of the Board of Directors a total of 8,028 shares of common stock with a grant date fair value of $56.00 that vested upon issuance. Compensation expense, net of tax, of $0.3 million associated with these stock awards was recognized as of the grant date and expensed to SG&A in both the second quarter of 2008 and second quarter of 2007.

5.	Gain on Sale of Equity Interest

During the second quarter of 2008, the Corporation sold its entire minority interest (29.1 percent) in Leviton Manufacturing Company (“Leviton”) back to Leviton for net proceeds of $280 million. Net proceeds reflect $300 million from Leviton, which was offset in part by a $20 million contingent payment triggered by the sale of shares. The transaction resulted in a pre-tax gain of approximately $170 million. In the event of any subsequent sale of Leviton shares within the next 3 years at a price per share higher than the value reflected in this transaction, Leviton has agreed to pay the Corporation its pro-rata share of the excess.

6.	Income Taxes

The Corporation’s income tax provision for the quarter ended June 30, 2008 was $108.7 million, or an effective rate of 42.3% of pre-tax income, compared to a tax provision for the quarter ended June 30, 2007 of $20.9 million, or an effective rate of 31.0% of pre-tax income. The Corporation’s income tax provision for the six months ended June 30, 2008 was $126.9 million, or an effective rate of 40.5% of pre-tax income, compared to a tax provision for the six months ended June 30, 2007 of $37.6 million, or an effective rate of 31.0% of pre-tax income. The increase in the effective rate over the prior-year periods reflects the second quarter 2008 gain on sale of equity interest and an out-of-period, non-cash tax charge of $14.0 million related to deferred income taxes. The effective rate for both years also reflects benefits from our Puerto Rican manufacturing operations which has a significantly lower effective tax rate than the Corporation’s overall blended tax rate.

The second quarter 2008 income tax provision includes a $14.0 million non-cash charge to establish a deferred federal income tax liability related to the 2006 reversal of a valuation allowance on state net operating loss and state income tax credit carryforwards incurred in prior years. As these carryforwards are subsequently utilized for state income tax purposes, the associated deferred federal income tax liability and the income tax provision will be reduced.

The Corporation had deferred tax assets net of deferred tax liabilities of $3.5 million as of June 30, 2008 and $8.4 million as of December 31, 2007. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income. Management believes that it is more-likely-than-not that future taxable income, based on tax laws in effect as of June 30, 2008, will be sufficient to realize the recorded deferred tax assets, net of any valuation allowance.

7.	Comprehensive Income

Total comprehensive income and its components are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

(In thousands)
Net earnings	$147,840	$46,553	$186,092	$83,693
Unrealized gain (loss) on interest rate swap	9,342	—	223	—
Cumulative translation adjustment	(456)	20,936	1,251	23,583
Defined benefit pension and other postretirement plans	1,736	1,035	2,185	2,035
Unrealized gain (loss) on marketable securities	—	(1)	—	(2)

Comprehensive income	$158,462	$68,523	$189,751	$109,309

8.	Derivative Instruments

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

The Corporation’s interest rate swap has been reflected at its fair value liability of $13.2 million as of June 30, 2008. This swap is measured at fair value on a recurring basis each reporting period. The Corporation’s fair value estimate was determined using significant unobservable inputs and assumptions (Level 3) and, in addition, the liability valuation reflects the Corporation’s credit standing. The valuation technique utilized by the Corporation to calculate the swap fair value was the income approach. This approach represents the present value of future cash flows based upon current market expectations. The credit valuation adjustment (reduction in the liability) was determined to be $0.1 million as of June 30, 2008.

The following is a reconciliation of the fair value activity associated with the interest rate swap liability during the first six months of 2008:

	Fair Value Measures (Level 3)
	Quarter Ended	Six months Ended
	June 30, 2008	June 30, 2008

(In millions)
Asset (liability) at beginning of period	$(28.3)	$(13.6)
Total realized/unrealized gains or losses:
Included in earnings	—	—
Increase (decrease) in fair value included in other comprehensive income	15.1	0.4

Asset (liability) at end of period	$(13.2)	$(13.2)

As of June 30, 2008, the Corporation’s balance of accumulated other comprehensive income has been reduced by $7.9 million, net of tax, to reflect the above interest rate swap liability.

During the first six months of 2007, the Corporation had no outstanding interest rate swap agreements.

Forward Foreign Exchange Contracts

During the fourth quarter of 2007, the Corporation entered into currency forward exchange contracts that are not designated as a hedge for accounting purposes. These contracts are intended to reduce cash flow volatility from exchange rate risk related to a short-term intercompany financing transaction. As of June 30, 2008, there were five individual outstanding contracts for an aggregate notional amount of approximately $18 million, which amortize monthly to zero through November 2008. Under the terms of the contracts, the Corporation sells U.S. dollars at current spot rates and purchases Canadian dollars at a fixed forward exchange rate. During the second quarter and first six months of 2008, the Corporation recognized a mark-to-market gain (loss) on these contracts of $0.3 million and $(0.9) million, respectively, that effectively matched foreign exchange losses and gains on the short-term intercompany financing transaction. The currency forward exchange contracts have been reflected in the balance sheet at a fair value liability of $0.2 million as of June 30, 2008. The Corporation’s fair value estimate was determined using quoted prices for instruments with similar underlying terms (Level 2).

During the first six months of 2007, the Corporation had no outstanding forward sale or purchase contracts.

Commodities Futures Contracts

During the first six months of 2008 and 2007, the Corporation had no outstanding commodities futures contracts. The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, copper, zinc, resins and rubber compounds. At times, some of the risk associated with usage of aluminum, copper and zinc has been mitigated through the use of futures contracts that fixed the price the Corporation paid for a commodity.

9.	Inventories

The Corporation’s inventories at June 30, 2008 and December 31, 2007 were:

	June 30,	December 31,
	2008	2007

(In thousands)
Finished goods	$160,280	$133,445
Work-in-process	38,548	34,564
Raw materials	126,011	103,980

Total inventories	$324,839	$271,989

10.	Debt

The Corporation’s long-term debt at June 30, 2008 and December 31, 2007 was:

	June 30,	December 31,
	2008	2007

(In thousands)
Revolving credit facility	$390,000	$420,000
Unsecured notes
6.63% Notes due May 2008	—	114,956
6.39% Notes due February 2009	149,965	149,939
7.25% Notes due June 2013	121,301	120,931
Other, including capital leases	3,240	5,379

Long-term debt (including current maturities)	664,506	811,205
Less current portion	152,142	116,157

Long-term debt	$512,364	$695,048

During the second quarter of 2008, the Corporation paid off $115 million of unsecured notes as they became due and $2.6 million of industrial revenue bonds related to a recent acquisition.

The indentures underlying the unsecured notes contain standard covenants such as restrictions on mergers, liens on certain property, sale-leaseback of certain property and funded debt for certain subsidiaries. The indentures also include standard events of default such as covenant default and cross-acceleration.

The Corporation’s $750 million revolving credit facility has a five-year term expiring in October 2012. All borrowings and other extensions of credit under the Corporation’s revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the revolving credit facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility. The Corporation pays an annual commitment fee to maintain this facility of 10 basis points. Outstanding borrowings under this facility at June 30, 2008 were $390 million and at December 31, 2007 were $420 million.

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

Outstanding letters of credit which reduced availability under the credit facility, amounted to $11.5 million at June 30, 2008. The letters of credit relate primarily to third-party insurance claims processing.

The Corporation has a EUR 10.0 million (approximately US$15.6 million) committed revolving credit facility with a European bank. The Corporation pays an annual commitment fee of 20 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default. This facility has an indefinite maturity and no borrowings were outstanding as of June 30, 2008 and December 31, 2007.

Outstanding letters of credit which reduced availability under the European facility amounted to EUR 0.1 million (approximately US$0.1 million) at June 30, 2008.

As of June 30, 2008, the Corporation’s aggregate availability of funds under its credit facilities is approximately $364.0 million, after deducting certain outstanding letters of credit. The Corporation has the option, at the time of drawing funds under any of the credit facilities, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank.

The Corporation is in compliance with all covenants or other requirements set forth in its credit facilities.

As of June 30, 2008, the Corporation also had letters of credit in addition to those noted above that do not reduce availability under the Corporation’s credit facilities. The Corporation had $27.9 million of such additional letters of credit that relate primarily to third-party insurance claims processing, performance guarantees and acquisition obligations.

11.	Pension and Other Postretirement Benefits

Net periodic cost for the Corporation’s pension and other postretirement benefits included the following components:

	Quarter Ended
			Other
			Postretirement
	Pension Benefits		Benefits
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

(In thousands)
Service cost	$3,019	$2,506	$25	$(2)
Interest cost	7,845	5,598	356	246
Expected return on plan assets	(9,942)	(7,765)	—	—
Plan net loss (gain)	906	968	95	181
Prior service cost (gain)	309	270	(56)	(56)
Transition obligation (asset)	(3)	(4)	189	189
Curtailment loss (gain)	—	—	(477)	—

Net periodic benefit cost	$2,134	$1,573	$132	$558

	Six Months Ended
			Other
			Postretirement
	Pension Benefits		Benefits
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

(In thousands)
Service cost	$6,019	$5,476	$56	$59
Interest cost	15,218	10,914	717	490
Expected return on plan assets	(19,915)	(14,839)	—	—
Plan net loss (gain)	1,251	2,085	170	281
Prior service cost (gain)	572	529	(112)	(112)
Transition obligation (asset)	(7)	(8)	383	383
Curtailment loss (gain)	—	—	(477)	—

Net periodic benefit cost	$3,138	$4,157	$737	$1,101

Contributions to our qualified pension plans during the quarters and six months ended June 30, 2008 and 2007 were not significant. The Corporation expects required contributions during the remainder of 2008 to our qualified pension plans to be minimal.

Effective January 1, 2008, entry into the Thomas & Betts Pension Plan is precluded to newly hired eligible employees. Also effective January 1, 2008, the Corporation amended the Thomas & Betts Employees’ Investment Plan to provide a 3% non-elective company contribution to newly hired eligible employees in addition to the existing company match.

12.	Segment Disclosures

The Corporation has three reportable segments: Electrical, Steel Structures and HVAC. The Electrical segment designs, manufactures and markets thousands of different electrical connectors, components and other products for electrical, utility and communications applications. The Steel Structures segment designs, manufactures and markets highly engineered tubular steel transmission and distribution poles. The Steel Structures segment also markets lattice steel transmission towers for power and telecommunications companies which are sourced from third parties. The HVAC segment designs, manufactures and markets heating and ventilation products for commercial and industrial buildings.

The Corporation’s reportable segments are based primarily on product lines and represent the primary mode used to assess allocation of resources and performance. The Corporation evaluates its business segments primarily on the basis of segment earnings, with segment earnings defined as earnings before corporate expense, depreciation and amortization expense, share-based compensation expense, interest, income taxes and certain other items. Corporate expense includes legal, finance and administrative costs. The Corporation has no material inter-segment sales.

As a result of the Corporation’s decision to divest the PVC and HDPE pipe operations acquired as part of Lamson & Sessions Co., operating results for the pipe business are reported as “discontinued operations” and are shown on a net basis on the consolidated financial statements. These results are not included in segment reporting.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

(In thousands)
Net Sales
Electrical	$550,795	$418,033	$1,059,565	$807,199
Steel Structures	56,431	57,082	108,391	110,112
HVAC	34,091	32,123	68,865	64,479

Total	$641,317	$507,238	$1,236,821	$981,790

Segment Earnings
Electrical	$110,826	$84,892	$206,947	$161,736
Steel Structures	10,545	9,955	20,587	19,945
HVAC	6,160	5,123	11,795	10,812

Segment earnings	127,531	99,970	239,329	192,493
Corporate expense	(3,572)	(13,852)	(16,834)	(31,294)
Depreciation and amortization expense	(21,158)	(12,772)	(43,198)	(25,116)
Share-based compensation expense	(3,315)	(3,071)	(9,835)	(8,272)
Interest expense, net and other (expense) income, net	(12,438)	(2,806)	(26,047)	(6,517)
Gain on sale of equity interest	169,684	—	169,684	—

Earnings before income taxes	$256,732	$67,469	$313,099	$121,294

13.	Contingencies

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

The following table provides the changes in the Corporation’s accruals for estimated product warranties:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

(In thousands)
Balance at beginning of period	$4,057	$1,341	$3,894	$1,737
Liabilities accrued for warranties issued during the period	1,160	339	1,635	622
Deductions for warranty claims paid during the period	(1,287)	(387)	(1,854)	(1,232)
Changes in liability for pre-existing warranties during the period, including expirations	(165)	119	90	285

Balance at end of period	$3,765	$1,412	$3,765	$1,412

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

14.	Recently Issued Accounting Standards

Effective January 1, 2008, the Corporation adopted SFAS No. 157, “Fair Value Measurements,” for measuring “financial” assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 related to certain “nonfinancial” assets and liabilities are effective for the Corporation’s financial statements beginning in 2009. The Corporation has not yet evaluated the impact, if any, of this remaining requirement.

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

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141 (Revised), “Business Combinations.” SFAS No. 141R replaces SFAS No. 141 while retaining the fundamental requirements in SFAS No. 141 that the acquisition (purchase) method of accounting be used for all business combinations. SFAS No. 141R retains SFAS No. 141 guidance for identifying and recognizing intangible assets separately from goodwill and makes certain changes to how the acquisition (purchase) method is applied. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is after December 31, 2008. SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (sometimes called a minority interest) in a subsidiary and for the deconsolidation of a subsidiary and to provide consistency with SFAS No. 141. SFAS No. 160 is effective for the Corporation’s financial statements beginning in 2009. The Corporation has not yet evaluated the impact, if any, of this requirement.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Corporation’s financial statements beginning in 2009. The Corporation has not yet evaluated the impact, if any, of this requirement.

15.	Subsequent Event

On July 31, 2008, the Corporation completed the sale of the PVC pipe portion of the held-for-sale operations that were acquired as part of the LMS acquisition. The purchase price was approximately $45 million. The Corporation is in discussions to sell the remaining HDPE business. The Corporation has also entered into a definitive agreement to sell certain real estate assets, subject to customary conditions including due diligence and approval by the purchaser’s board of directors.

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

•	Income Taxes: We use the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provides a valuation allowance based on a more-likely-than-not criteria. The Corporation has valuation allowances for deferred tax assets primarily associated with foreign net operating loss carryforwards and foreign income tax credit carryforwards. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income. Management believes that it is more-likely-than-not that future taxable income, based on enacted tax law in effect as of June 30, 2008, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances.

•	Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of current available facts related to each site. The operation of manufacturing plants involves a high level of susceptibility in these areas, and there is no assurance that we will not incur material environmental or occupational health and safety liabilities in the future. Moreover, expectations of remediation expenses could be affected by, and potentially significant expenditures could be required to comply with, environmental regulations and health and safety laws that may be adopted or imposed in the future. Future remediation technology advances could adversely impact expectations of remediation expenses.

2008 Outlook

We performed well in the first half of 2008 despite mixed demand in our principal markets. Weakness in residential construction has impacted related markets such as light commercial construction and utility distribution. We believe that demand in residential and related construction markets will remain weak. Activity in heavy construction, large industrial and infrastructure projects has been and is expected to remain healthy for the balance of the year. International markets, which account for slightly more than a third of our net sales, have continued to perform well.

Year-over-year net sales increased 26.0% for the first half of 2008 compared to 2007 with acquisitions contributing significantly (22.5%) to this growth. Underlying net sales volume declined slightly year-over-year offset by increased commodity- and energy-related price increases and foreign exchange. In the second half of 2008, we expect foreign exchange to have less of an impact and price increases to play a more significant role in the year-over-year growth. Acquisitions will contribute less to year-over-year sales growth in the second half of 2008 than in the first half as a result of the timing of the 2007 transactions. For the full year 2008, we expect sales growth of approximately 20% compared to 2007.

We have increased our full year earnings guidance for diluted earnings per share from continuing operations in the range of $5.50 to $5.65 up from our previous guidance of $3.93 to $4.08. This increased guidance is primarily due to the gain from our sale of the minority interest in Leviton Manufacturing Company (“Leviton”), offset in part by a $14 million non-cash, out-of-period tax charge. The increased guidance also includes the benefit of lower net interest expense from the Leviton proceeds. Benefits from activities undertaken in the first half of the year to integrate acquisitions are expected to contribute favorably to our second half operational performance when compared to the first half of the year.

The key risk factors we may face in 2008 include the potential negative impact of market uncertainty, continued tightening in credit markets and volatility in commodity markets.

Summary of Consolidated Results

	Quarter Ended June 30,
	2008		2007
		% of Net		% of Net
	In Thousands	Sales	In Thousands	Sales

Net sales	$641,317	100.0	$507,238	100.0
Cost of sales	441,342	68.8	352,431	69.5

Gross profit	199,975	31.2	154,807	30.5
Selling, general and administrative	100,489	15.7	84,532	16.6

Earnings from operations	99,486	15.5	70,275	13.9
Interest expense, net	(11,768)	(1.9)	(3,446)	(0.7)
Other (expense) income, net	(670)	(0.1)	640	0.1
Gain on sale of equity interest	169,684	26.5	—	—

Earnings before income taxes	256,732	40.0	67,469	13.3
Income tax provision	108,692	16.9	20,916	4.1

Net earnings from continuing operations	148,040	23.1	46,553	9.2
Loss from discontinued operations, net	(200)	—	—	—

Net earnings	$147,840	23.1	$46,553	9.2

Basis earnings per share:
Continuing operations	$2.56		$0.81
Discontinued operations	—		—

Net earnings	$2.56		$0.81

Diluted earnings per share:
Continuing operations	$2.54		$0.80
Discontinued operations	—		—

Net earnings	$2.54		$0.80

	Six Months Ended June 30,
	2008		2007
		% of Net		% of Net
	In Thousands	Sales	In Thousands	Sales

Net sales	$1,236,821	100.0	$981,790	100.0
Cost of sales	850,585	68.8	682,118	69.5

Gross profit	386,236	31.2	299,672	30.5
Selling, general and administrative	216,774	17.5	171,861	17.5

Earnings from operations	169,462	13.7	127,811	13.0
Interest expense, net	(24,100)	(1.9)	(6,997)	(0.7)
Other (expense) income, net	(1,947)	(0.2)	480	0.1
Gain on sale of equity interest	169,684	13.7	—	—

Earnings before income taxes	313,099	25.3	121,294	12.4
Income tax provision	126,898	10.2	37,601	3.9

Net earnings from continuing operations	186,201	15.1	83,693	8.5
Loss from discontinued operations, net	(109)	(0.1)	—	—

Net earnings	$186,092	15.0	$83,693	8.5

Basis earnings per share:
Continuing operations	$3.22		$1.44
Discontinued operations	—		—

Net earnings	$3.22		$1.44

Diluted earnings per share:
Continuing operations	$3.20		$1.42
Discontinued operations	—		—

Net earnings	$3.20		$1.42

2008 Compared with 2007

Overview

Net sales in the second quarter and in the first six months of 2008 increased significantly from the respective prior-year periods. Acquisitions completed in the second half of 2007 and January 2008, higher prices to offset material and energy costs, and foreign currency contributed to the increase in net sales for both periods. Industrial and infrastructure demand and international markets remained strong and partially offset softness in markets influenced by residential construction such as retail, utility distribution and light commercial construction.

Earnings from operations in dollars and as a percent of sales increased from the respective prior-year periods. Acquisitions benefited earnings from operations significantly on a dollar basis while having a dampening effect on earnings from operations as a percent of sales. Earnings from operations in the second quarter and in the first six months of 2008 reflect a favorable legal settlement, while earnings of the prior-year six month period reflects a legal settlement charge.

Interest expense, net increased during both periods in 2008 primarily as a result of funding required for the acquisitions.

We sold our minority interest in Leviton in the second quarter of 2008 for net proceeds of $280 million and recognized a pre-tax gain of $169.7 million ($1.74 per diluted share after tax).

Net earnings for the second quarter of 2008 were $2.54 per diluted share compared to $0.80 per diluted share in the prior-year period. Net earnings for the first six months of 2008 were $3.20 per diluted share compared to $1.42 per diluted share in the prior-year period. Both current-year periods include a gain of $1.74 per diluted share on the sale of our minority interest in Leviton, a $0.13 per diluted share benefit from a legal settlement and an out-of-period, non-cash tax charge of $0.24 per diluted share related to an adjustment of prior period deferred income taxes. For the first six months of 2007, net earnings reflect an $0.08 per diluted share charge from a legal settlement.

Net Sales and Gross Profit

Net sales in the second quarter of 2008 were $641.3 million, up $134.1 million, or 26.4% from the prior-year period. Acquisitions accounted for $114.1 million of the sales increase while favorable foreign currency exchange contributed approximately $18 million. For the first six months of 2008, net sales were $1,236.8 million, up $255.0 million, or 26.0%, from the prior-year period. Acquisitions accounted for $222.8 million of the sales increase in the first six months of 2008 while foreign currency benefited sales by approximately $40 million. Commodity- and energy-related price increases partially offset lower underlying sales volumes in markets affected by the slow down in residential construction such as retail, utility distribution and some areas of commercial construction.

Gross profit in the second quarter of 2008 was $200.0 million, or 31.2% of net sales, compared to $154.8 million, or 30.5% of net sales, in the prior-year period. Gross profit for the first six months of 2008 was $386.2 million, or 31.2% of net sales, compared to $299.7 million, or 30.5% of net sales in the prior-year period. This improvement over both prior-year periods reflects the impact of acquisitions as well as favorable mix in our underlying businesses.

Expenses

Selling, general and administrative (“SG&A”) expense in the second quarter of 2008 was $100.5 million, or 15.7% of net sales, compared to $84.5 million, or 16.6% of net sales in the prior-year period. The decrease as a percent of net sales for second quarter 2008 reflects a $12 million benefit from recently settled legacy legal claims. SG&A expense in the first six months of 2008 was $216.8 million, or 17.5% of net sales, compared to $171.9 million, or 17.5% of net sales, in the prior-year period. SG&A expense in 2008 also included acquisition-related depreciation and amortization expenses of approximately $7 million in the second quarter of 2008 and $14 million in the first six months of 2008. The first six months of 2007 included a $7 million charge for a legal settlement.

Interest Expense, Net

Interest expense, net was $11.8 million in the second quarter of 2008, up $8.4 million from the prior-year period primarily as a result of funding acquisitions. Interest income included in interest expense, net was $0.9 million for the second quarter of 2008 compared to $4.1 million for the prior-year period. Interest expense was $12.7 million in the second quarter of 2008 and $7.5 million in the prior-year period. For the first six months of 2008, interest income included in interest expense, net was $2.3 million compared to $7.7 million in the prior-year period. Interest expense was

$26.4 million for the first six months of 2008 compared to $14.7 million in the prior-year period. For the first six months of 2008, the decrease in interest income and the increase in interest expense when compared to the prior-year period results from funding acquisitions.

Income Taxes

The effective tax rate for the second quarter of 2008 was 42.3% compared to 31.0% for the prior-year period. The effective rate for the first six months of 2008 was 40.5% compared to 31.0% for the prior-year period. The increase in the effective rate over the prior-year periods reflects the second quarter 2008 gain on sale of equity interest and an out-of-period, non-cash tax charge of $14.0 million related to deferred income taxes. The effective rate for both years also reflects benefits from our Puerto Rican manufacturing operations.

Net Earnings

Net earnings in the second quarter of 2008 were $147.8 million, or $2.54 per diluted share, compared to $46.6 million, or $0.80 per diluted share, in the prior-year period. Net earnings in the first six months of 2008 were $186.1 million, or $3.20 per diluted share, compared to $83.7 million, or $1.42 per diluted share, in the prior-year period. The results of discontinued operations in both periods of 2008 were negligible. Higher 2008 net earnings reflect the gain on sale of an equity interest and the benefit to earnings from operations provided by the acquisitions, which were partially offset by higher interest expense, net and higher income taxes. The second quarter of 2008 includes a gain on the sale of our minority interest in Leviton of $1.74 per diluted share, a benefit of $0.13 per diluted share related to settlement of legacy legal claims and an out-of-period, non-cash tax charge of $0.24 per diluted share related to an adjustment of prior period deferred income taxes. Net earnings for the first six months of 2007 included a pre-tax legal charge of $0.08 per diluted share.

Summary of Segment Results

Net Sales

	Quarter Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	In	% of Net	In	% of Net	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$550,795	85.9	$418,033	82.4	$1,059,565	85.7	$807,199	82.2
Steel Structures	56,431	8.8	57,082	11.3	108,391	8.7	110,112	11.2
HVAC	34,091	5.3	32,123	6.3	68,865	5.6	64,479	6.6

	$641,317	100.0	$507,238	100.0	$1,236,821	100.0	$981,790	100.0

Segment Earnings

	Quarter Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	In	% of Net	In	% of Net	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$110,826	20.1	$84,892	20.3	$206,947	19.5	$161,736	20.0
Steel Structures	10,545	18.7	9,955	17.4	20,587	19.0	19,945	18.1
HVAC	6,160	18.1	5,123	15.9	11,795	17.1	10,812	16.8

Segment earnings	127,531	19.9	99,970	19.7	239,329	19.4	192,493	19.6
Corporate expense	(3,572)		(13,852)		(16,834)		(31,294)
Depreciation and amortization expense	(21,158)		(12,772)		(43,198)		(25,116)
Share-based compensation expense	(3,315)		(3,071)		(9,835)		(8,272)
Interest expense, net and other (expense) income, net	(12,438)		(2,806)		(26,047)		(6,517)
Gain on sale of equity interest	169,684		—		169,684		—

Earnings before income taxes	$256,732		$67,469		$313,099		$121,294

We have three reportable segments: Electrical, Steel Structures and HVAC. We evaluate our business segments primarily on the basis of segment earnings, with segment earnings defined as earnings before corporate expense, depreciation and amortization expense, share-based compensation expense, interest, income taxes and certain other items.

Our segment earnings are significantly influenced by the operating performance of our Electrical segment that accounted for more than 80% of our consolidated net sales and consolidated segment earnings during both of the periods presented.

Electrical Segment

Electrical segment net sales in the second quarter of 2008 were $550.8 million, up $132.8 million, or 31.8%, from the prior-year period. This increase reflects the impact of acquisitions ($114.1 million) and approximately $17 million from favorable foreign currency exchange driven primarily by strong European and Canadian currencies against a weaker U.S. dollar. Electrical segment net sales in the first six months of 2008 were $1,059.6 million, up $252.4 million, or 31.3%, from the prior-year period. This increase reflects the impact of acquisitions ($222.8 million) and approximately $38 million from favorable foreign currency exchange. Commodity- and energy-related price increases in part offset lower underlying sales volumes in markets affected by the slow down in residential and related construction.

Electrical segment earnings in the second quarter of 2008 were $110.8 million, up $25.9 million, or 30.6%, from the prior-year period. Electrical segment earnings in the first six months of 2008 were $206.9 million, up $45.2 million, or 28.0%, from the prior-year period. The improvement in segment earnings on a dollar basis reflects a significant contribution from acquisitions although acquisitions had a dampening effect on segment earnings as a percent of sales. Underlying earnings in the Electrical segment increased slightly year-over-year despite lower sales volumes.

Other Segments

Net sales in the second quarter of 2008 in our Steel Structures segment were $56.4 million, down $0.7 million, or 1.1%, from the prior-year period. Net sales in the first six months of 2008 were $108.4, down $1.7 million, or 1.6%, from the prior-year period. 2008 reflects relatively flat sales of internally manufactured, highly engineered tubular steel poles and decreased shipments of lattice towers purchased from third party suppliers for resale. Steel Structures segment earnings in the second quarter of 2008 were $10.5 million, up $0.6 million compared to the prior-year period. Steel Structures segment earnings for the first six months of 2008 were $20.6 million, up $0.6 million, compared to the prior-year period. The improvement in segment earnings as a percent of sales reflects a more favorable project mix.

Net sales in the second quarter of 2008 in our HVAC segment were $34.1 million, up $2.0 million, or 6.1%, from the prior-year period. Net sales in the first six months of 2008 were $68.9 million, up $4.4 million, or 6.8%, compared to the prior-year period. Sales increased primarily due to favorable price increases and foreign currency exchange. HVAC segment earnings in the second quarter of 2008 were $6.2 million, up $1.0 million, or 20.2% when compared to the prior-year period. HVAC segment earnings in the first six months of 2008 were $11.8 million, up $1.0 million, or 9.1% compared to the prior-year period.

Liquidity and Capital Resources

We had cash and cash equivalents of $288.1 million and $149.9 million at June 30, 2008 and December 31, 2007, respectively. We also had total debt of $664.5 million and $811.2 million at June 30, 2008 and December 31, 2007, respectively.

The following table reflects the primary category totals in our Consolidated Statements of Cash Flows:

	Six Months Ended
	June 30,
	2008	2007

(In thousands)
Net cash provided by (used in) operating activities	$84,480	$90,790
Net cash provided by (used in) investing activities	199,167	(17,332)
Net cash provided by (used in) financing activities	(144,756)	(109,315)
Effect of exchange-rate changes on cash	(732)	3,041

Net increase (decrease) in cash and cash equivalents	$138,159	$(32,816)

Operating Activities

Cash provided by operating activities decreased in the first six months of 2008 to $84.5 million from $90.8 million in 2007 reflecting in part higher current year inventory levels and certain LMS change in control payments. Cash used for inventory in the first six months of 2008 was $37.1 million compared to $4.4 million in the prior-year period. The increase in inventory includes an increase in raw material pricing, seasonal inventory requirements and a temporary finished goods build for the second quarter consolidation of LMS warehouses. We plan to reduce inventory levels during the second half of the year, although these actions may be in part offset by higher material costs. During the first six months of 2008, net earnings were $186.1 million compared to net earnings in the prior-year period of $83.7 million. The year-over-year increase in net earnings reflects the significant gain on sale of equity interest. As of June 30, 2008, this gain had no net effect on cash provided by operating activities. During the second half of 2008, cash flows from operating activities will be negatively impacted by the payment of income taxes of approximately

$80 million from this transaction. Depreciation and amortization increased during the first six months of 2008 to $43.2 million from $25.1 million in 2007 reflecting recent acquisition activity.

Investing Activities

During the second quarter of 2008, we sold our entire minority interest (29.1 percent) in Leviton back to Leviton for net proceeds of $280 million. Net proceeds reflect $300 million from Leviton which was offset by a $20 million contingent payment triggered by the sale of shares that was paid in July 2008.

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

During the first six months of 2008, we had capital expenditures for maintenance spending and the support of our ongoing business plans totaling $18.7 million compared to $17.6 million in 2007. We expect capital expenditures of approximately $50 million in 2008.

Financing Activities

Financing activities for the first six months of 2008 reflect repayment of $115 million senior unsecured debt securities due May 2008, net repayments on our revolving credit facility of $30 million and the repayment of $2.6 million of industrial revenue bonds assumed in a recent acquisition. Financing activities in the prior-year period reflected cash used for the repurchase of approximately 2.5 million common shares for approximately $133 million and cash provided by the exercise of stock options for approximately $19 million.

$750 million Credit Facility

Our revolving credit facility has total availability of $750 million, through a five-year term expiring in October 2012. All borrowings and other extensions of credit under our revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the revolving credit facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility. We used the facility to help finance the transaction with Lamson & Sessions Co. in November 2007 and also for the Homac acquisition in January 2008. Outstanding borrowings under this facility at June 30, 2008 were $390 million and at December 31, 2007 were $420 million.

In the fourth quarter of 2007, we entered into an interest rate swap to hedge our exposure to changes in the LIBOR rate on $390 million of borrowings under this facility. See Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Under the revolving credit facility agreement, we selected an interest rate on our initial draw of the revolver based on the one-month London Interbank Offered Rate (“LIBOR”) plus a margin based on our debt rating. Fees to access the facility and letters of credit under the facility are based on a pricing grid related to our debt ratings with Moody’s, S&P, and Fitch during the term of the facility.

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

At June 30, 2008, outstanding letters of credit or similar financial instruments that reduce the amount available under the $750 million credit facility totaled $11.5 million. Letters of credit relate primarily to third-party insurance claims processing.

Other Credit Facilities

We have a EUR 10.0 million (approximately US$15.6 million) committed revolving credit facility with a European bank that has an indefinite maturity. Availability under this facility was EUR 9.9 million (approximately US$15.5 million) as of June 30, 2008. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default.

Outstanding letters of credit which reduced availability under the European facility amounted to EUR 0.1 million (approximately US$0.1 million) at June 30, 2008.

Other Letters of Credit

As of June 30, 2008, we also had letters of credit in addition to those discussed above that do not reduce availability under our credit facilities. We had $27.9 million of such additional letters of credit that relate primarily to third-party insurance claims processing, performance guarantees and acquisition obligations.

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

As of June 30, 2008, the aggregate availability of funds under our credit facilities was approximately $364.0 million, after deducting certain outstanding letters of credit. Availability is subject to the satisfaction of various covenants and conditions to borrowing.

Credit Ratings

As of June 30, 2008, we had investment grade credit ratings from Standard & Poor’s, Moody’s Investor Service and Fitch Ratings on our senior unsecured debt. Should these credit ratings drop, repayment under our credit facilities and securities will not be accelerated; however, our credit costs may increase. Similarly, if our credit ratings improve, we could potentially have a decrease in our credit costs. The maturity of any of our debt securities does not accelerate in the event of a credit downgrade.

Debt Securities

Thomas & Betts had the following senior unsecured debt securities outstanding as of June 30, 2008:

Issue Date	Amount	Interest Rate	Interest Payable	Maturity Date

February 1999	$150 million	6.39%	March 1 and September 1	February 2009
May 2003	$125 million	7.25%	June 1 and December 1	June 2013

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

Other

We do not currently pay cash dividends. Future decisions concerning the payment of cash dividends on the common stock will depend upon our results of operations, financial condition, capital expenditure plans, continued compliance with credit facilities and other factors that the Board of Directors may consider relevant.

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

The Lamson & Sessions Co. Restructuring and Integration Plan

Our senior management began assessing and formulating a restructuring and integration plan as of the acquisition date of LMS. Approval by our senior management and Board of Directors occurred during the first quarter of 2008. The objective of the restructuring and integration plan is to achieve operational efficiencies and eliminate duplicative operating costs resulting from the LMS acquisition. We also intend to achieve greater efficiency in sales, marketing, administration and other operational activities. We identified certain liabilities and other costs totaling approximately $26 million for restructuring and integration actions. Included in this amount are approximately $11 million of planned severance costs for involuntary termination of approximately 290 employees of LMS and approximately $8 million of lease cancellation costs associated with the planned closure of LMS distribution centers, which have been recorded as part of our preliminary purchase price allocation of LMS. Severance and lease cancellation costs have been reflected in our balance sheet in accrued liabilities and reflect cash paid or to be paid for these actions. Integration costs will be recognized as incurred. The amount recognized as integration expense during the second quarter of 2008 totalled less than $1 million, with the amount recognized during the first six months of 2008 totalling approximately $3 million. The actions required by the plan began soon after the plan was approved, including the communication to affected employees of our intent to terminate as soon as possible.

As of June 30, 2008, we have ceased operations at all LMS distribution centers, consolidated these activities into our existing distribution centers and are in the process of negotiating lease terminations. Also as of June 30, 2008, we have involuntarily terminated approximately 240 employees of LMS. Payments associated with certain of the restructuring and integration actions taken are expected to extend beyond 2008 due to compliance with applicable regulations and other considerations. The cash payments necessary to fund the plan are expected to come from operations or available cash resources. Additionally, the final purchase price as of June 30, 2008 is still preliminary since the restructuring and integration plan does not yet reflect final costs associated with the divestiture of our PVC and HDPE pipe businesses as these divestitures have not been completed. Beginning in 2009, annual net savings from these actions are expected to approximate $18 million as a consequence of the reduction in total employment and the consolidation of distributions centers.

On July 31, 2008, we completed the sale of the PVC pipe portion of the held-for-sale operations that were acquired as part of the LMS acquisition. The purchase price was approximately $45 million. We are in discussions to sell the remaining HDPE business. We have also entered into a definitive agreement to sell certain real estate assets, subject to customary conditions including due diligence and approval by the purchaser’s board of directors.

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any off-balance sheet arrangements.

Refer to Note 13 in the Notes to Consolidated Financial Statements for information regarding our guarantee and indemnification arrangements.

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

For the period ended June 30, 2008, the Corporation has not experienced any material changes in market risk since December 31, 2007 that affect the quantitative and qualitative disclosures presented in our 2007 Annual Report on Form 10-K.

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

The Corporation’s interest rate swap has been reflected at its fair value liability of $13.2 million as of June 30, 2008. This swap is measured at fair value on a recurring basis each reporting period. The Corporation’s fair value estimate was determined using significant unobservable inputs and assumptions (Level 3) and, in addition, the liability valuation reflects the Corporation’s credit standing. The valuation technique utilized by the Corporation to calculate the swap fair value was the income approach. This approach represents the present value of future cash flows based upon current market expectations. The credit valuation adjustment (reduction in the liability) was determined to be $0.1 million as of June 30, 2008. The Corporation’s interest rate swap liability as of December 31, 2007 was $13.6 million. The decrease in the interest rate swap liability during the second quarter and first six months of 2008 compared to December 31, 2007 primarily reflects an increase in rates in the future portion of the swap curve as of June 30, 2008.

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

(b)	Changes in Internal Control over Financial Reporting

The Corporation has experienced significant acquisition and integration activity in the past year, including the November 2007 acquisition of LMS for approximately $450 million. Other than the noted acquisitions, there have been no significant changes in internal control over financial reporting that occurred during the first six months of 2008 that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 13, “Contingencies,” in the Notes to Consolidated Financial Statements, which is incorporated herein by reference. See also Item 3. “Legal Proceedings,” in the Corporation’s 2007 Annual Report on Form 10-K, which is incorporated herein by reference.

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

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table reflects activity related to equity securities purchased by the Corporation during the three months ended June 30, 2008:

Issuer Purchases of Equity Securities

			Total Number	Maximum
			of Common	Number
			Shares	of Common
	Total	Average	Purchased	Shares that
	Number of	Price Paid	as Part of	May Yet Be
	Common	per	Publicly	Purchased
	Shares	Common	Announced	Under
Period	Purchased	Share	Plans	the Plans

March 2007 Plan
Total for the quarter ended June 30, 2008	—	$—	—	2,799,300

In March 2007, the Corporation’s Board of Directors approved a share repurchase plan that authorizes the Corporation to buy an additional 3,000,000 of its common shares. During 2007, the Corporation repurchased, through open-market transactions, 200,700 common shares with available cash resources, leaving 2,799,300 common shares that can be repurchased under this authorization as of June 30, 2008. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires in March 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

The matters which were voted upon at our Annual Meeting of Shareholders held May 7, 2008, and the results of the voting are set forth below.

1.	Nominees for Director	For	Withheld

	Jeananne K. Hauswald	49,072,671	2,910,007
	Dean Jernigan	50,933,818	1,048,860
	Ronald B. Kalich, Sr.	49,334,095	2,648,583
	Kenneth R. Masterson	49,075,491	2,907,187
	Dominic J. Pileggi.	50,478,449	1,504,229
	Jean-Paul Richard	50,837,409	1,145,269
	Kevin L. Roberg	50,928,879	1,053,799
	David D. Stevens	50,936,832	1,045,846
	William H. Waltrip	50,694,904	1,287,774

Subsequent to our Annual Meeting of Shareholders held May 7, 2008, the Corporation’s Board of Directors appointed Rufus H. Rivers to the Board of Directors until its next annual meeting of shareholders. A current report on Form 8-K describing Mr. Rivers appointment was filed on June 4, 2008.

2.	For the proposal to ratify the appointment of KPMG LLP as the independent registered public accounting firm, received:

For	51,529,785
Against	363,463
Abstentions	89,430
Broker non-votes	0

3.	For the proposal to approve the Thomas & Betts Corporation Management Incentive Plan as amended and adopted by the Board of Directors:

For	50,566,948
Against	883,571
Abstentions	532,159
Broker non-votes	0

4.	For the proposal to approve the Thomas & Betts Corporation 2008 Stock Incentive Plan as adopted by the Board of Directors:

For	36,692,718
Against	10,071,917
Abstentions	648,503
Broker non-votes	4,569,541

Item 6.	Exhibits

The Exhibit Index that follows the signature page of this Report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Thomas & Betts Corporation
(Registrant)

By:	/s/ Kenneth W. Fluke
Kenneth W. Fluke
Senior Vice President and
Chief Financial Officer
(principal financial officer)

Date: August 7, 2008

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Thomas & Betts Corporation Management Incentive Plan (Filed as an Exhibit to Registrant’s Current Report on Form 8-K dated May 7, 2008 and incorporated herein by reference).
10.2	Thomas & Betts Corporation 2008 Stock Incentive Plan (Filed as an Exhibit to Registrant’s Current Form 8-K dated May 7, 2008 and incorporated herein by reference).
10.3	Minority Stock Purchase Agreement by and between Leviton Manufacturing Co., Inc. and Thomas & Betts Corporation dated as of June 24, 2008 (Filed as Exhibit to Registrant’s Current Report on Form 8-K dated June 24, 2008 and incorporated herein by reference).
12	Statement re Computation of Ratio of Earnings to Fixed Charges
23.1	Consent of Independent Registered Public Accounting Firm (Filed as an Exhibit to Registrant’s Form S-8 dated May 7, 2008 and incorporated herein by reference).
23.2	Consent of W. David Smith, Jr. (Filed as an Exhibit to Registrant’s Form S-8 dated May 7, 2008 and incorporated herein by reference).
31.1	Certification of Principal Executive Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of Principal Financial Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. § 1350 and not filed as part of the Report or as a separate disclosure document.
32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. §1350 and not filed as part of the Report or as a separate disclosure document.