Form 10-Q
period 2008-09-30
THOMAS & BETTS CORP
filed 2008-10-31
CIK 97854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Title of Each Class	at October 27, 2008

Common Stock, $.10 par value	55,906,233

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

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$665,679	$552,704	$1,902,500	$1,534,494
Cost of sales	457,406	381,984	1,307,991	1,064,102

Gross profit	208,273	170,720	594,509	470,392
Selling, general and administrative	106,918	88,759	323,692	260,620

Earnings from operations	101,355	81,961	270,817	209,772
Interest expense, net	(9,355)	(5,759)	(33,455)	(12,756)
Other (expense) income, net	(469)	(1,925)	(2,416)	(1,445)
Gain on sale of equity interest	—	—	169,684	—

Earnings before income taxes	91,531	74,277	404,630	195,571
Income tax provision	28,375	23,026	155,273	60,627

Net earnings from continuing operations	63,156	51,251	249,357	134,944
Earnings (loss) from discontinued operations, net	(997)	—	(1,106)	—

Net earnings	$62,159	$51,251	$248,251	$134,944

Basic earnings (loss) per share:
Continuing operations	$1.11	$0.89	$4.35	$2.33
Discontinued operations	(0.01)	—	(0.02)	—

Net earnings	$1.10	$0.89	$4.33	$2.33

Diluted earnings (loss) per share:
Continuing operations	$1.11	$0.88	$4.31	$2.30
Discontinued operations	(0.02)	—	(0.02)	—

Net earnings	$1.09	$0.88	$4.29	$2.30

Average shares outstanding:
Basic	56,678	57,544	57,339	58,004
Diluted	57,142	58,309	57,802	58,796

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$202,910	$149,926
Restricted cash	8,549	16,683
Receivables, net	345,606	280,948
Inventories	320,186	271,989
Deferred income taxes	45,601	57,278
Other assets	16,660	22,613
Assets of discontinued operations	39,465	106,478

Total Current Assets	978,977	905,915

Gross property, plant and equipment	948,476	915,944
Less accumulated depreciation	(636,722)	(609,985)

Net property, plant and equipment	311,754	305,959

Goodwill	922,623	873,574
Other intangible assets:
Amortizable	199,219	197,727
Indefinite lived	115,772	101,643

Total other intangible assets	314,991	299,370
Investments in unconsolidated companies	5,048	115,300
Other assets	61,402	67,668

Total Assets	$2,594,795	$2,567,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$152,130	$116,157
Accounts payable	197,805	180,333
Accrued liabilities	137,248	143,606
Income taxes payable	50,144	10,731
Liabilities of discontinued operations	10,728	18,146

Total Current Liabilities	548,055	468,973

Long-Term Liabilities
Long-term debt	512,479	695,048
Deferred income taxes	40,092	48,888
Other long-term liabilities	123,670	125,943
Contingencies (Note 13)
Shareholders’ Equity
Common stock	5,556	5,770
Additional paid-in capital	121,983	207,690
Retained earnings	1,250,248	1,001,997
Accumulated other comprehensive income	(7,288)	13,477

Total Shareholders’ Equity	1,370,499	1,228,934

Total Liabilities and Shareholders’ Equity	$2,594,795	$2,567,786

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash Flows from Operating Activities:
Net earnings	$248,251	$134,944
Adjustments:
Depreciation and amortization	61,771	40,334
Share-based compensation expense	12,151	10,558
Deferred income taxes	(6,855)	8,272
Incremental tax benefits from share-based payment arrangements	(609)	(6,104)
Pre-tax gain on sale of equity interest	(169,684)	—
Changes in operating assets and liabilities, net:
Receivables	(66,840)	(53,131)
Inventories	(37,781)	(9,951)
Accounts payable	24,263	11,539
Accrued liabilities	(16,216)	15,236
Income taxes payable	40,987	11,546
Lamson & Sessions Co. change in control payments	(12,685)	—
Other	9,687	1,148

Net cash provided by (used in) operating activities	86,440	164,391

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(29,839)	(26,377)
Purchases of businesses, net of cash acquired	(90,571)	(304,855)
Proceeds from sale of businesses, net	51,619	—
Proceeds from sale of equity interest, net	280,000	—
Restricted cash used for change in control payments	8,134	—
Other	412	353

Net cash provided by (used in) investing activities	219,755	(330,879)

Cash Flows from Financing Activities:
Repurchase of common shares	(100,572)	(132,958)
Revolving credit facility proceeds (repayments), net	(30,000)	—
Repayment of debt and other borrowings	(120,073)	(266)
Stock options exercised	1,883	22,230
Incremental tax benefits from share-based payment arrangements	609	6,104

Net cash provided by (used in) financing activities	(248,153)	(104,890)

Effect of exchange-rate changes on cash	(5,058)	5,089

Net increase (decrease) in cash and cash equivalents	52,984	(266,289)
Cash and cash equivalents, beginning of period	149,926	370,968

Cash and cash equivalents, end of period	$202,910	$104,679

Cash payments for interest	$37,391	$18,803
Cash payments for income taxes	$114,389	$41,511

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary for the fair presentation of the Corporation’s financial position as of September 30, 2008 and December 31, 2007 and the results of operations and cash flows for the periods ended September 30, 2008 and 2007.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the prior-year period to conform to the current year presentation of segment disclosures.

2.	Basic and Diluted Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

(In thousands, except per share data)
Net earnings from continuing operations	$63,156	$51,251	$249,357	$134,944
Earnings (loss) from discontinued operations, net of tax	(997)	—	(1,106)	—

Net earnings	$62,159	$51,251	$248,251	$134,944

Basic shares:
Average shares outstanding	56,678	57,544	57,339	58,004
Basic earnings per share:
Net earnings from continuing operations	$1.11	$0.89	$4.35	$2.33
Earnings (loss) from discontinued operations, net of tax	(0.01)	—	(0.02)	—

Net earnings	$1.10	$0.89	$4.33	$2.33

Diluted shares:
Average shares outstanding	56,678	57,544	57,339	58,004
Additional shares on the potential dilution from stock options and nonvested restricted stock	464	765	463	792

	57,142	58,309	57,802	58,796

Diluted earnings per share:
Net earnings from continuing operations	$1.11	$0.88	$4.31	$2.30
Earnings (loss) from discontinued operations, net of tax	(0.02)	—	(0.02)	—

Net earnings	$1.09	$0.88	$4.29	$2.30

The Corporation had stock options that were out-of-the-money which were excluded because of their anti-dilutive effect. Such out-of-the money options were 1.6 million shares of common stock for the third quarter of 2008 and 0.2 million shares of common stock for the third quarter of 2007. Out-of-the money options were 1.6 million shares of common stock for the first nine months of 2008 and 0.3 million shares of common stock for the first nine months of 2007.

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

The following table summarizes preliminary estimates and assumptions of fair values for the assets acquired and liabilities assumed at the date of acquisition (November 2007):

(In millions)
Current assets (primarily receivables and inventories)	$153
Property, plant and equipment	64
Long-term assets	16
Goodwill and other intangible assets	417

Total assets acquired	650
Current liabilities	(92)
Long-term liabilities	(103)

Net assets acquired	$455

The purchase price allocation as of September 30, 2008 is preliminary since the restructuring and integration plan does not reflect final restructuring costs associated with the divestiture of the pipe businesses.

Of the $417 million of goodwill and other intangible assets, approximately $60 million has been assigned to intangible assets with infinite lives (consisting of trade/brand names) and approximately $123 million has been assigned to intangible assets with estimated lives ranging up to 11 years (consisting primarily of customer relations). Goodwill and other intangible assets are not deductible for tax purposes. All of the goodwill and other intangible assets have been assigned to the Corporation’s Electrical segment. Amortization of other intangible assets is included in selling, general and administrative expenses in the Corporation’s consolidated statement of operations.

The Corporation decided to divest its rigid polyvinyl chloride (PVC) and high-density polyethylene (HDPE) conduit, duct and pressure pipe businesses, which were acquired as part of the LMS acquisition. These products are used in the construction, industrial, municipal, utility and telecommunications markets. The Corporation retained a financial advisor to assist with the sale of these operations. The operations associated with these businesses have been reflected as discontinued operations in the accompanying statement of operations and the assets and liabilities associated with these businesses, as applicable, have been reflected as held-for-sale in the accompanying balance sheet as of September 30, 2008 and December 31, 2007. During the third quarter of 2008, the Corporation completed the sale of the PVC pipe portion of these operations and the LMS headquarters building that were acquired as part of the LMS acquisition. The net proceeds from these sales totaled approximately $52 million. Results from discontinued operations in the third quarter of 2008 reflected net sales of approximately $41 million, loss before income taxes of $1.6 million, income tax benefit of $0.6 million and net loss of $1.0 million. Results from discontinued operations for the first nine months of 2008 reflected net sales of approximately $146 million, loss before income taxes of $1.7 million, income tax benefit of $0.6 million and net loss of $1.1 million.

The Corporation’s senior management began assessing and formulating a restructuring and integration plan as of the acquisition date of LMS. Approval of the plan by the Corporation’s senior management and Board of Directors occurred during the first quarter of 2008. The objective of the restructuring and integration plan is to achieve operational efficiencies and eliminate duplicative operating costs resulting from the LMS acquisition. The Corporation also intends to achieve greater efficiency in sales, marketing, administration and other operational activities. The Corporation identified certain liabilities and other costs totaling approximately $26 million for restructuring and integration actions. Included in this amount are approximately $11 million of planned severance costs for involuntary termination of approximately 290 employees of LMS and approximately $8 million of lease cancellation costs associated with the planned closure of LMS distribution centers, which have been recorded as part of the Corporation’s preliminary purchase price allocation of LMS. Severance and lease cancellation costs have been reflected in the Corporation’s balance sheet in accrued liabilities and reflect cash paid or to be paid for these actions. Integration costs will be recognized as incurred, either as expense or capital, as appropriate. The amount recognized in cost of goods sold as integration expense during the third quarter of 2008 was negligible, with the amount recognized during the first nine months of 2008 totaling approximately $3 million. The actions required by the plan began soon after the plan was approved, including the communication to affected employees of the Corporation’s intent to terminate as soon as possible.

The Corporation ceased operations at all LMS distribution centers during the second quarter of 2008, consolidated these activities into its existing distribution centers and is in the process of negotiating lease terminations. As of September 30, 2008, the Corporation has involuntarily terminated approximately 275  employees of LMS. Payments associated with certain of the restructuring and integration actions taken are expected to extend beyond 2008 due to compliance with applicable regulations and other considerations. The cash payments necessary to fund the plan are expected to come from operations or available cash resources.

Activities related to LMS restructuring during the quarter ended September 30, 2008 are as follows:

	Work Force	Facility
	Reductions	Closures	Total

(In millions)
Balance at June 30, 2008	$8.6	$6.9	$15.5
Restructuring accrual additions	—	—	—
Cost/payments charged against reserves	(1.3)	(0.9)	(2.2)

Balance at September 30, 2008	$7.3	$6.0	$13.3

Activities related to LMS restructuring during the nine months ended September 30, 2008 are as follows:

	Work Force	Facility
	Reductions	Closures	Total

(In millions)
Balance at December 31, 2007	$—	$—	$—
Restructuring accrual additions	10.6	8.1	18.7
Costs/payments charged against reserves	(3.3)	(2.1)	(5.4)

Balance at September 30, 2008	$7.3	$6.0	$13.3

The Homac Manufacturing Company

In January 2008, the Corporation acquired The Homac Manufacturing Company, a privately held manufacturer of components used in utility distribution and substation markets, as well as industrial and telecommunications markets, for approximately $75 million. The purchase price allocation resulted in goodwill of approximately $23 million and other intangible assets of approximately $25 million, all of which was assigned to the Corporation’s Electrical segment. The results of these operations have been included in the consolidated financial statements of the Corporation since the acquisition date.

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

Share-based compensation expense, net of tax, of $1.4 million was charged against income during the third quarter of 2008 and $1.4 million was charged against income during the third quarter of 2007. During the third quarter of 2008, the Corporation had 27,417 stock options exercised at a weighted average exercise price of $29.73 per share and had 35,884 stock options forfeited or expired.

Share-based compensation expense, net of tax, of $7.5 million was charged against income during the first nine months of 2008 and $6.5 million was charged against income during the first nine months of 2007. The net of tax share-based compensation expense reflected accelerated amortization over periods shorter than the stated service periods of approximately $3 million during the first nine months of 2008 and approximately $2 million during the first nine months of 2007. The accelerated amortization relates to share award grants to certain employees who are retirement eligible. During the first nine months of 2008, the Corporation granted 723,645 stock options with a weighted average exercise price of $44.28 per share and an average grant date fair value of $13.46 per share, had 73,420 stock options exercised at a weighted average exercise price of $25.63 per share and had 146,390 stock options forfeited or expired. Also, during the first nine months of 2008, the Corporation granted 135,567 shares of nonvested restricted stock with a weighted average grant date fair value of $43.49 per share.

During the first nine months of 2008, the Corporation, under its Non-Employee Directors Equity Compensation Plan, granted non-employee members of the Board of Directors a total of 12,658 shares of common stock, during the second quarter, with a weighted average grant date fair value of $35.55 that vested upon issuance. During the first nine months of 2007, the Corporation, under its Non-Employee Directors Equity Compensation Plan, granted non-employee members of the Board of Directors a total of 8,028 shares of common stock, during the second quarter, with a grant date fair value of $56.00 that vested upon issuance. Compensation expense, net of tax, of $0.3 million associated with these stock awards was recognized as of the grant date and expensed to SG&A in both the second quarter of 2008 and second quarter of 2007.

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

The Corporation’s income tax provision for the quarter ended September 30, 2008 was $28.4 million, or an effective rate of 31.0% of pre-tax income, compared to a tax provision for the quarter ended September 30, 2007 of $23.0 million, or an effective rate of 31.0% of pre-tax income. The Corporation’s income tax provision for the nine months ended September 30, 2008 was $155.3 million, or an effective rate of 38.4% of pre-tax income, compared to a tax provision for the nine months ended September 30, 2007 of $60.6 million, or an effective rate of 31.0% of pre-tax income. The increase in the effective rate over the prior-year nine month period reflects the $170 million gain on the sale of an equity interest and an out-of-period, non-cash tax charge of $14.0 million related to deferred income taxes, both of which occurred in the second quarter of 2008. The effective rate for both years also reflects benefits from our Puerto Rican manufacturing operations which has a significantly lower effective tax rate than the Corporation’s overall blended tax rate.

The income tax provision for the nine months ended September 30, 2008 includes a $14.0 million non-cash charge to establish a deferred federal income tax liability related to the 2006 reversal of a valuation allowance on state net operating loss and state income tax credit carryforwards incurred in prior years. As these carryforwards are subsequently utilized for state income tax purposes, the associated deferred federal income tax liability and the income tax provision will be reduced.

The Corporation had deferred tax assets net of deferred tax liabilities of $5.6 million as of September 30, 2008 and $8.4 million as of December 31, 2007. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income. Management believes that it is more-likely-than-not that future taxable income, based on tax laws in effect as of September 30, 2008, will be sufficient to realize the recorded deferred tax assets, net of any valuation allowance.

7.	Comprehensive Income

Total comprehensive income and its components are as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

(In thousands)
Net earnings	$62,159	$51,251	$248,251	$134,944
Unrealized gain (loss) on interest rate swap	(1,139)	—	(916)	—
Cumulative translation adjustment	(23,816)	22,721	(22,565)	46,304
Defined benefit pension and other postretirement plans	531	1,017	2,716	3,052
Unrealized gain (loss) on marketable securities	—	(1)	—	(3)

Comprehensive income	$37,735	$74,988	$227,486	$184,297

8.	Derivative Instruments

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

The Corporation’s interest rate swap has been reflected at its fair value liability of $15.0 million as of September 30, 2008. This swap is measured at fair value on a recurring basis each reporting period. The Corporation’s fair value estimate was determined using significant unobservable inputs and assumptions (Level 3) and, in addition, the liability valuation reflects the Corporation’s credit standing. The valuation technique utilized by the Corporation to calculate the swap fair value was the income approach. This approach represents the present value of future cash flows based upon current market expectations. The credit valuation adjustment (reduction in the liability) was determined to be $0.1 million as of September 30, 2008.

The following is a reconciliation of the fair value activity associated with the interest rate swap liability during the first nine months of 2008:

	Fair Value Measures (Level 3)
	Quarter Ended	Nine Months Ended
	September 30, 2008	September 30, 2008

(In millions)
Asset (liability) at beginning of period	$(13.2)	$(13.6)
Total realized/unrealized gains or losses:
Included in earnings	—	—
Increase (decrease) in fair value included in other comprehensive income	(1.8)	(1.4)

Asset (liability) at end of period	$(15.0)	$(15.0)

As of September 30, 2008, the Corporation’s balance of accumulated other comprehensive income has been reduced by $9.1 million, net of tax, to reflect the above interest rate swap liability.

During the first nine months of 2007, the Corporation had no outstanding interest rate swap agreements.

Forward Foreign Exchange Contracts

During the fourth quarter of 2007, the Corporation entered into currency forward exchange contracts that are not designated as a hedge for accounting purposes. These contracts are intended to reduce cash flow volatility from exchange rate risk related to a short-term intercompany financing transaction. As of September 30, 2008, there were two individual outstanding contracts for an aggregate notional amount of approximately $9 million, which amortize monthly to zero through November 2008. Under the terms of the contracts, the Corporation sells U.S. dollars at current spot rates and purchases Canadian dollars at a fixed forward exchange rate. During the third quarter and first nine months of 2008, the Corporation recognized a mark-to-market loss on these contracts of $0.3 million and $1.1 million, respectively, that effectively matched foreign exchange gains on the short-term intercompany financing transaction. The currency forward exchange contracts have been reflected in the balance sheet at a fair value liability of $0.4 million as of September 30, 2008. The Corporation’s fair value estimate was determined using quoted prices for instruments with similar underlying terms (Level 2).

During the first nine months of 2007, the Corporation had no outstanding forward sale or purchase contracts.

Commodities Futures Contracts

During the first nine months of 2008 and 2007, the Corporation had no outstanding commodities futures contracts. The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, copper, zinc, resins and rubber compounds. At times, some of the risk associated with usage of aluminum, copper and zinc has been mitigated through the use of futures contracts that fixed the price the Corporation paid for a commodity.

9.	Inventories

The Corporation’s inventories at September 30, 2008 and December 31, 2007 were:

	September 30,	December 31,
	2008	2007

(In thousands)
Finished goods	$151,258	$133,445
Work-in-process	37,923	34,564
Raw materials	131,005	103,980

Total inventories	$320,186	$271,989

10.	Debt

The Corporation’s long-term debt at September 30, 2008 and December 31, 2007 was:

	September 30,	December 31,
	2008	2007

(In thousands)
Revolving credit facility	$390,000	$420,000
Unsecured notes 6.63% Notes due May 2008	—	114,956
6.39% Notes due February 2009	149,978	149,939
7.25% Notes due June 2013	121,486	120,931
Other, including capital leases	3,145	5,379

Long-term debt (including current maturities)	664,609	811,205
Less current portion	152,130	116,157

Long-term debt	$512,479	$695,048

During the first nine months of 2008, the Corporation paid off $115 million of unsecured notes as they became due and $6 million of industrial revenue bonds related to a recent acquisition.

The indentures underlying the unsecured notes contain standard covenants such as restrictions on mergers, liens on certain property, sale-leaseback of certain property and funded debt for certain subsidiaries. The indentures also include standard events of default such as covenant default and cross-acceleration.

The Corporation’s $750 million revolving credit facility has a five-year term expiring in October 2012. All borrowings and other extensions of credit under the Corporation’s revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the revolving credit facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility. The Corporation pays an annual commitment fee to maintain this facility of 10 basis points. Outstanding borrowings under this facility at September 30, 2008 were $390 million and at December 31, 2007 were $420 million.

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

Outstanding letters of credit which reduced availability under the credit facility, amounted to $11.5 million at September 30, 2008. The letters of credit relate primarily to third-party insurance claims processing.

The Corporation has a EUR 10.0 million (approximately US$14.6 million) committed revolving credit facility with a European bank. The Corporation pays an annual commitment fee of 20 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default. This facility has an indefinite maturity, and no borrowings were outstanding as of September 30, 2008 and December 31, 2007. Outstanding letters of credit which reduced availability under the European facility amounted to EUR 0.1 million (approximately US$0.1 million) at September 30, 2008.

During the third quarter of 2008, the Corporation entered into a CAD 30.0 million (approximately US$29.0 million) committed revolving credit facility with a Canadian bank. The Corporation pays an annual commitment fee of 12.5 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default. This facility matures in June 2011, and no borrowings were outstanding as of September 30, 2008.

As of September 30, 2008, the Corporation’s aggregate availability of funds under its credit facilities is approximately $392.0 million, after deducting borrowings and certain outstanding letters of credit. The Corporation has the option, at the time of drawing funds under any of the credit facilities, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank.

The Corporation is in compliance with all covenants or other requirements set forth in its credit facilities.

As of September 30, 2008, the Corporation also had letters of credit in addition to those noted above that do not reduce availability under the Corporation’s credit facilities. The Corporation had $23 million of such additional letters of credit that relate primarily to third-party insurance claims processing, performance guarantees and acquisition obligations.

11.	Pension and Other Postretirement Benefits

Net periodic cost for the Corporation’s pension and other postretirement benefits included the following components:

	Quarter Ended
			Other
			Postretirement
	Pension Benefits		Benefits
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

(In thousands)
Service cost	$2,867	$2,862	$2	$29
Interest cost	7,613	5,500	312	245
Expected return on plan assets	(9,706)	(7,420)	—	—
Plan net loss (gain)	625	1,043	(24)	141
Prior service cost (gain)	286	265	(63)	(56)
Transition obligation (asset)	(4)	(4)	192	192

Net periodic benefit cost	$1,681	$2,246	$419	$551

	Nine Months Ended
			Other
			Postretirement
	Pension Benefits		Benefits
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

(In thousands)
Service cost	$8,886	$8,338	$58	$88
Interest cost	22,831	16,414	1,029	735
Expected return on plan assets	(29,621)	(22,259)	—	—
Plan net loss (gain)	1,876	3,128	146	422
Prior service cost (gain)	858	794	(175)	(168)
Transition obligation (asset)	(11)	(12)	575	575
Curtailment loss (gain)	—	—	(477)	—

Net periodic benefit cost	$4,819	$6,403	$1,156	$1,652

Contributions to our qualified pension plans during the quarters and nine months ended September 30, 2008 and 2007 were not significant. The Corporation expects required contributions during the remainder of 2008 to our qualified pension plans to be minimal.

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

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007

Net Sales
Electrical	$578,817	$461,585	$1,638,382	$1,268,784
Steel Structures	55,700	57,959	164,091	168,071
HVAC	31,162	33,160	100,027	97,639

Total	$665,679	$552,704	$1,902,500	$1,534,494

Segment Earnings
Electrical	$119,146	$94,592	$326,093	$256,328
Steel Structures	9,032	10,954	29,619	30,899
HVAC	5,349	6,180	17,144	16,992

Segment earnings	133,527	111,726	372,856	304,219
Corporate expense	(11,283)	(12,261)	(28,117)	(43,555)
Depreciation and amortization expense	(18,573)	(15,218)	(61,771)	(40,334)
Share-based compensation expense	(2,316)	(2,286)	(12,151)	(10,558)
Interest expense, net and other (expense) income, net	(9,824)	(7,684)	(35,871)	(14,201)
Gain on sale of equity interest	—	—	169,684	—

Earnings before income taxes	$91,531	$74,277	$404,630	$195,571

13.	Contingencies

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

In late 2007, the trial court granted the Kaiser plaintiffs’ motion for a new trial. The Corporation immediately appealed, arguing that the March 2006 decision of the Court of Appeals had become final. In January 2008, the Court of Appeals agreed with the Corporation and reversed the trial court’s ruling. In February 2008, the Kaiser plaintiffs filed an application requesting review by the Louisiana Supreme Court. In May 2008, the Louisiana Supreme Court denied the Kaiser plaintiffs’ application for review. In July 2008, the Kaiser plaintiffs sought review of these decisions in the United States Supreme Court. In October 2008, the United States Supreme Court refused to accept the case. The Louisiana Court of Appeals ruling in favor of the Corporation stands as the final judgment.

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

The following table provides the changes in the Corporation’s accruals for estimated product warranties:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

(In thousands)
Balance at beginning of period	$3,765	$1,412	$3,894	$1,737
Acquired liabilities for warranties	—	2,070	—	2,070
Liabilities accrued for warranties issued during the period	541	520	2,176	1,142
Deductions for warranty claims paid during the period	(752)	(519)	(2,606)	(1,751)
Changes in liability for pre-existing warranties during the period, including expirations	4	179	94	464

Balance at end of period	$3,558	$3,662	$3,558	$3,662

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

Effective December 31, 2006, the Corporation adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” requiring recognition of the overfunded or underfunded status of benefit plans on its balance sheet. SFAS No. 158 also eliminates the use of “early measurement dates” to account for certain of the Corporation’s pension and other postretirement plans effective December 31, 2008. The Corporation believes the impact of this remaining requirement will be immaterial.

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

15.	Share Repurchase Plans

In March 2007, the Corporation’s Board of Directors approved a share repurchase plan that authorized the Corporation to buy an additional 3,000,000 of its common shares. During the third quarter of 2008, the Corporation repurchased under this plan 2,299,300 of its common shares for approximately $101 million and during the second quarter of 2007, the Corporation repurchased under this plan 200,700 of its common shares for approximately $11 million. At September 30, 2008, 500,000 common shares remained available for repurchase under this authorization. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires in March 2009.

In October 2008, the Corporation’s Board of Directors approved a share repurchase plan that authorizes the Corporation to buy up to 3,000,000 of its common shares. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires in October 2010.

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

impairment. The Corporation performs its annual impairment assessment in the fourth quarter of each year, unless circumstances dictate more frequent interim assessments. Dramatic declines in operating performance or market-related indicators increases the risk of impairment losses on goodwill or other intangible assets. Indications of impairment require significant judgment by management. Under the provisions of SFAS No. 142, each test of goodwill requires that we determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. We determine the fair value of our reporting units using a combination of three valuation methods: market multiple approach; discounted cash flow approach; and comparable transactions approach. The market multiple approach provides indications of value based on market multiples for public companies involved in similar lines of business. The discounted cash flow approach calculates the present value of projected future cash flows using appropriate discount rates. The comparable transactions approach provides indications of value based on an examination of recent transactions in which companies in similar lines of business were acquired. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Corporation must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

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

•	Income Taxes: We use the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and provides a valuation allowance based on a more-likely-than-not criteria. The Corporation has valuation allowances for deferred tax assets primarily associated with foreign net operating loss carryforwards and foreign income tax credit carryforwards. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income. Management believes that it is more-likely-than-not that future taxable income, based on enacted tax law in effect as of September 30, 2008, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances.

•	Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of current available facts related to each site. The operation of manufacturing plants involves a high level of susceptibility in these areas, and there is no assurance that we will not incur material environmental or occupational health and safety liabilities in the future. Moreover, expectations of remediation expenses could be affected by, and potentially significant expenditures could be required to comply with, environmental regulations and health and safety laws that may be adopted or imposed in the future. Future remediation technology advances could adversely impact expectations of remediation expenses.

2008 Outlook

We are pleased with our strong performance in the first nine months of 2008 despite mixed demand in our principal markets. Year-over-year net sales increased 24.0% for the first nine months of 2008 compared to 2007 with acquisitions contributing significantly to this growth. Strength in industrial and international Electrical markets offset weakness in markets effected by the slowdown in residential construction such as light commercial construction and utility distribution. Looking forward, acquisitions will contribute significantly less to year-over-year sales growth in the fourth quarter of 2008 than in the first nine months of 2008 largely as a result of the November 2007 acquisition of The Lamson & Sessions Co. (“LMS”). For the fourth quarter of 2008, we expect mid-single digit sales growth driven primarily by aquisitions. Underlying sales growth should be essentially flat compared to 2007 with price increases related to higher commodity and energy costs offset by lower foreign currency. Our full year earnings guidance for diluted earnings per share from continuing operations has been revised to a range of $5.35 to $5.45, and reflects the impact of significantly lower foreign currencies on net sales and earnings during the fourth quarter.

The key risk factors we may face continue to include the potential negative impact of market uncertainty, continued tightening in credit markets and volatility in commodity markets.

Summary of Consolidated Results

	Quarter Ended September 30,
	2008		2007
		% of Net		% of Net
	In Thousands	Sales	In Thousands	Sales

Net sales	$665,679	100.0	$552,704	100.0
Cost of sales	457,406	68.7	381,984	69.1

Gross profit	208,273	31.3	170,720	30.9
Selling, general and administrative	106,918	16.1	88,759	16.1

Earnings from operations	101,355	15.2	81,961	14.8
Interest expense, net	(9,355)	(1.4)	(5,759)	(1.0)
Other (expense) income, net	(469)	—	(1,925)	(0.4)

Earnings before income taxes	91,531	13.8	74,277	13.4
Income tax provision	28,375	4.3	23,026	4.1

Net earnings from continuing operations	63,156	9.5	51,251	9.3
Earnings (loss) from discontinued operations, net	(997)	(0.2)	—	—

Net earnings	$62,159	9.3	$51,251	9.3

Basis earnings (loss) per share:
Continuing operations	$1.11		$0.89
Discontinued operations	(0.01)		—

Net earnings	$1.10		$0.89

Diluted earnings (loss) per share:
Continuing operations	$1.11		$0.88
Discontinued operations	(0.02)		—

Net earnings	$1.09		$0.88

	Nine Months Ended September 30,
	2008		2007
		% of Net		% of Net
	In Thousands	Sales	In Thousands	Sales

Net sales	$1,902,500	100.0	$1,534,494	100.0
Cost of sales	1,307,991	68.8	1,064,102	69.3

Gross profit	594,509	31.2	470,392	30.7
Selling, general and administrative	323,692	17.0	260,620	17.0

Earnings from operations	270,817	14.2	209,772	13.7
Interest expense, net	(33,455)	(1.7)	(12,756)	(0.9)
Other (expense) income, net	(2,416)	(0.1)	(1,445)	(0.1)
Gain on sale of equity interest	169,684	8.9	—	—

Earnings before income taxes	404,630	21.3	195,571	12.7
Income tax provision	155,273	8.2	60,627	3.9

Net earnings from continuing operations	249,357	13.1	134,944	8.8
Earnings from (loss) discontinued operations, net	(1,106)	(0.1)	—	—

Net earnings	$248,251	13.0	$134,944	8.8

Basis earnings (loss) per share:
Continuing operations	$4.35		$2.33
Discontinued operations	(0.02)		—

Net earnings	$4.33		$2.33

Diluted earnings (loss) per share:
Continuing operations	$4.31		$2.30
Discontinued operations	(0.02)		—

Net earnings	$4.29		$2.30

2008 Compared with 2007

Overview

Net sales in the third quarter and in the first nine months of 2008 increased significantly from the respective prior-year periods. Acquisitions completed in the second half of 2007 and January 2008 contributed significantly to the increase in net sales for both periods. Price increases related to higher material and energy costs and foreign currency also contributed to the increase in net sales for both periods. Industrial and international markets have been strong while we experienced softness in markets influenced by residential construction such as light commercial construction and utility distribution.

Earnings from operations in dollars and as a percent of sales increased from the respective prior-year periods. Acquisitions benefited earnings from operations significantly. Earnings from operations in the first nine months of 2008 reflect a favorable $12 million legal settlement, while earnings of the prior-year nine month period reflects an unfavorable $7 million legal settlement charge.

We sold our minority interest in Leviton during the second quarter of 2008 for net proceeds of $280 million and recognized a pre-tax gain of $170 million.

Net earnings including discontinued operations for the third quarter of 2008 were $1.09 per diluted share compared to $0.88 per diluted share in the prior-year period. Net earnings including discontinued operations for the first nine months of 2008 were $4.29 per diluted share compared to $2.30 per diluted share in the prior-year period. The first nine months of 2008 include a net after-tax gain of $1.63 per diluted share that includes the sale of our minority interest in Leviton, a benefit related to settlement of legacy legal claims and an out-of-period, non-cash tax charge related to an adjustment of prior period deferred income taxes. For the first nine months of 2007, net earnings reflect a charge from a legal settlement.

Net Sales and Gross Profit

Net sales in the third quarter of 2008 were $665.7 million, up $113.0 million, or 20.4% from the prior-year period. Acquisitions accounted for approximately $80 million of the sales increase while favorable foreign currency exchange contributed approximately $8 million. For the first nine months of 2008, net sales were $1,902.5 million, up $368.0 million, or 24.0%, from the prior-year period. Acquisitions accounted for approximately $303 million of the sales increase in the first nine months of 2008 while foreign currency benefited sales by approximately $48 million. Price increases related to higher commodity and energy costs offset lower underlying sales volumes in markets affected by the slow down in residential construction such as light commercial construction and utility distribution.

Gross profit in the third quarter of 2008 was $208.3 million, or 31.3% of net sales, compared to $170.7 million, or 30.9% of net sales, in the prior-year period. Gross profit for the first nine months of 2008 was $594.5 million, or 31.2% of net sales, compared to $470.4 million, or 30.7% of net sales in the prior-year period. This improvement over both prior-year periods reflects favorable mix in our underlying businesses and the impact of acquisitions.

Expenses

Selling, general and administrative (“SG&A”) expense in the third quarter of 2008 was $106.9 million, or 16.1% of net sales, compared to $88.8 million, or 16.1% of net sales in the prior-year period. SG&A expense in the first nine months of 2008 was $323.7 million, or 17.0% of net sales, compared to $260.6 million, or 17.0% of net sales, in the prior-year period. SG&A expense in 2008 included acquisition-related depreciation and amortization expenses of approximately $6 million in the third quarter of 2008 and $20 million in the first nine months of 2008, up from $3 million in the third quarter and in the first nine months of 2007. The first nine months of 2008 reflects a $12 million benefit from a settlement of legacy legal claims. The first nine months of 2007 included a $7 million charge for a legal settlement.

Interest Expense, Net

Interest expense, net was $9.4 million in the third quarter of 2008, up $3.6 million from the prior-year period primarily as a result of funding acquisitions. Interest income included in interest expense, net was $1.5 million for the third quarter of 2008 compared to $1.4 million for the prior-year period. Interest expense was $10.9 million in the third quarter of 2008 and $7.2 million in the prior-year period. For the first nine months of 2008, interest income included in interest expense, net was $3.8 million compared to $9.1 million in the prior-year period. Interest expense was $37.3 million for the first nine months of 2008 compared to $21.9 million in the prior-year period.

For the first nine months of 2008, the decrease in interest income and the increase in interest expense when compared to the prior-year period resulted primarily from funding acquisitions.

Income Taxes

The effective tax rate for the third quarter of 2008 and third quarter of 2007 was 31.0%. The effective rate for the first nine months of 2008 was 38.4% compared to 31.0% for the prior-year period. The increase in the effective rate over the first nine months of 2007 reflects the 2008 gain on sale of our Leviton minority interest and an out-of-period, non-cash tax charge of $14.0 million related to deferred income taxes. The effective rate for both years also reflects benefits from our Puerto Rican manufacturing operations.

Net Earnings

Net earnings including discontinued operations in the third quarter of 2008 were $62.2 million, or $1.09 per diluted share, compared to $51.3 million, or $0.88 per diluted share, in the prior-year period. Net earnings including discontinued operations in the first nine months of 2008 were $248.3 million, or $4.29 per diluted share, compared to $134.9 million, or $2.30 per diluted share, in the prior-year period. Loss from discontinued operations, net in the third quarter of 2008 was $1.0 million, or $0.02 per diluted share. Loss from discontinued operations, net in the first nine months of 2008 was $1.1 million, or $0.02 per diluted share. Higher year to date 2008 net earnings reflect the gain on sale of our Leviton minority interest and the benefit provided by the acquisitions. The first nine months of 2008 includes a gain on the sale of our minority interest in Leviton of $1.74 per diluted share, a benefit of $0.13 per diluted share related to settlement of legacy legal claims and an out-of-period, non-cash tax charge of $0.24 per diluted share related to an adjustment of prior period deferred income taxes. Net earnings for the first nine months of 2007 included a pre-tax legal charge of $0.08 per diluted share.

Summary of Segment Results

Net Sales

	Quarter Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	In	% of Net	In	% of Net	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$578,817	87.0	$461,585	83.5	$1,638,382	86.1	$1,268,784	82.7
Steel Structures	55,700	8.3	57,959	10.5	164,091	8.6	168,071	10.9
HVAC	31,162	4.7	33,160	6.0	100,027	5.3	97,639	6.4

	$665,679	100.0	$552,704	100.0	$1,902,500	100.0	$1,534,494	100.0

Segment Earnings

	Quarter Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	In	% of Net	In	% of Net	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$119,146	20.6	$94,592	20.5	$326,093	19.9	$256,328	20.2
Steel Structures	9,032	16.2	10,954	18.9	29,619	18.1	30,899	18.4
HVAC	5,349	17.2	6,180	18.6	17,144	17.1	16,992	17.4

Segment earnings	133,527	20.1	111,726	20.2	372,856	19.6	304,219	19.8
Corporate expense	(11,283)		(12,261)		(28,117)		(43,555)
Depreciation and amortization expense	(18,573)		(15,218)		(61,771)		(40,334)
Share-based compensation expense	(2,316)		(2,286)		(12,151)		(10,558)
Interest expense, net and other (expense) income, net	(9,824)		(7,684)		(35,871)		(14,201)
Gain on sale of equity interest	—		—		169,684		—

Earnings before income taxes	$91,531		$74,277		$404,630		$195,571

We have three reportable segments: Electrical, Steel Structures and HVAC. We evaluate our business segments primarily on the basis of segment earnings, with segment earnings defined as earnings before corporate expense, depreciation and amortization expense, share-based compensation expense, interest, income taxes and certain other items.

Our segment earnings are significantly influenced by the operating performance of our Electrical segment that accounted for more than 80% of our consolidated net sales and consolidated segment earnings during the periods presented.

Electrical Segment

Electrical segment net sales in the third quarter of 2008 were $578.8 million, up $117.2 million, or 25.4% from the prior-year period. This increase reflects the significant impact of acquisitions and approximately $7 million from favorable foreign currency exchange. Electrical segment net sales in the first nine months of 2008 were $1,638.4 million, up $369.6 million, or 29.1% from the prior-year period. This increase reflects the significant impact of acquisitions and approximately $45 million from favorable foreign currency exchange year to date. Price increases related to higher commodity and energy costs offset lower underlying sales volumes in markets affected by the slow down in residential and related construction.

Electrical segment earnings in the third quarter of 2008 were $119.1 million, up $24.6 million, 26.0%, from the prior-year period. Electrical segment earnings in the first nine months of 2008 were $326.1 million, up $69.8 million, or 27.2% from the prior-year period. The improvement in segment earnings reflects a significant contribution from acquisitions. Year to date, earnings in our underlying businesses have increased year-over-year on lower net volumes.

Other Segments

Net sales in the third quarter of 2008 in our Steel Structures segment were $55.7 million, down $2.3 million, or 3.9%, from the prior-year period. Net sales in the first nine months of 2008 were $164.1 million, down $4.0 million, or 2.4% from the prior-year period. Net sales for the third quarter and first nine months of 2008 were negatively impacted by storms in the Gulf Coast region. We delayed delivery of approximately $6 million of completed transmission structures in order to allow our utility customers to focus on restoring power in the aftermath of Hurricanes Gustav and Ike. Steel Structures segment earnings in the third quarter of 2008 were $9.0 million, down $1.9 million compared to the prior-year period. Steel Structures segment earnings for the first nine months of 2008 were $29.6 million, down $1.3 million, compared to the prior-year period. The decline in segment earnings in both periods of 2008 reflects the impact of the previously mentioned storms in the Gulf Coast region.

Net sales in the third quarter of 2008 in our HVAC segment were $31.2 million, down $2.0 million, or 6.0%, from the prior-year period due to soft market demand. Net sales in the first nine months of 2008 were $100.0 million, up $2.4 million, or 2.5%, compared to the prior-year period. HVAC segment earnings in the third quarter of 2008 were $5.3 million, down $0.8 million, or 13.5%, when compared to the prior-year period. HVAC segment earnings in the first nine months of 2008 were $17.1 million, up $0.2 million, or 0.9% compared to the prior-year period.

Liquidity and Capital Resources

We had cash and cash equivalents of $202.9 million and $149.9 million at September 30, 2008 and December 31, 2007, respectively. We also had total debt of $664.6 million and $811.2 million at September 30, 2008 and December 31, 2007, respectively.

The following table reflects the primary category totals in our Consolidated Statements of Cash Flows:

	Nine Months Ended
	September 30,
	2008	2007

(In thousands)
Net cash provided by (used in) operating activities	$86,440	$164,391
Net cash provided by (used in) investing activities	219,755	(330,879)
Net cash provided by (used in) financing activities	(248,153)	(104,890)
Effect of exchange-rate changes on cash	(5,058)	5,089

Net increase (decrease) in cash and cash equivalents	$52,984	$(266,289)

Operating Activities

Cash provided by operating activities decreased in the first nine months of 2008 to $86.4 million from $164.4 million in 2007 reflecting in part income taxes paid on the sale of our Leviton minority interest, higher current year working capital levels and certain LMS change in control payments. During the first nine months of 2008, net earnings were $248.3 million compared to net earnings in the prior-year period of $134.9 million. During the third quarter of 2008, cash flows from operating activities were negatively impacted by the payment of state and federal income taxes of approximately $62 million on the sale of our Leviton minority interest. Depreciation and amortization increased during the first nine months of 2008 to $61.8 million from $40.3 million in 2007, reflecting recent acquisition activity.

Investing Activities

During the third quarter of 2008, we sold the PVC pipe portion of the held-for-sale operations and the LMS headquarters building that were acquired as part of the LMS acquisition. The net proceeds from these sales totaled approximately $52 million.

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

During the first nine months of 2008, we had capital expenditures to support our ongoing business plans totaling $29.8 million compared to $26.4 million in 2007. We expect capital expenditures to be less than $50 million in 2008.

Financing Activities

Financing activities for the first nine months of 2008 reflect repayment of $115 million senior unsecured debt securities that matured in May 2008, net repayments on our revolving credit facility of $30 million and the repayment of $6 million of industrial revenue bonds assumed in a recent acquisition. Financing activities in 2008 reflected cash used for the repurchase of approximately 2.3 million common shares under a plan approved in 2007 for approximately $101 million and cash provided by the exercise of stock options of approximately $2 million. Financing activities in the prior-year period reflected cash used for the repurchase of approximately 2.5 million common shares under plans approved in 2006 and 2007 for approximately $133 million and cash provided by the exercise of stock options for approximately $22 million.

$750 million Credit Facility

Our revolving credit facility has total availability of $750 million, through a five-year term expiring in October 2012. All borrowings and other extensions of credit under our revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the revolving credit facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility. We used the facility to help finance the transaction with Lamson & Sessions Co. in November 2007 and also for the Homac acquisition in January 2008. Outstanding borrowings under this facility at September 30, 2008 were $390 million and at December 31, 2007 were $420 million.

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

At September 30, 2008, outstanding letters of credit or similar financial instruments that reduce the amount available under the $750 million credit facility totaled $11.5 million. Letters of credit relate primarily to third-party insurance claims processing.

Other Credit Facilities

We have a EUR 10.0 million (approximately US$14.6 million) committed revolving credit facility with a European bank that has an indefinite maturity. Availability under this facility was EUR 9.9 million (approximately US$14.5 million) as of September 30, 2008. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default. Outstanding letters of credit which reduced availability under the European facility amounted to EUR 0.1 million (approximately US$0.1 million) at September 30, 2008.

During the third quarter of 2008, we entered into a CAD 30.0 million (approximately US$29.0 million) committed revolving credit facility with a Canadian bank. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default. This facility matures in June 2011, and no borrowings were outstanding as of September 30, 2008.

Other Letters of Credit

As of September, 2008, we also had letters of credit in addition to those discussed above that do not reduce availability under our credit facilities. We had $23 million of such additional letters of credit that relate primarily to third-party insurance claims processing, performance guarantees and acquisition obligations.

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

As of September 30, 2008, the aggregate availability of funds under our credit facilities was approximately $392.0 million, after deducting borrowings and certain outstanding letters of credit. Availability is subject to the satisfaction of various covenants and conditions to borrowing.

Credit Ratings

As of September 30, 2008, we had investment grade credit ratings from Standard & Poor’s, Moody’s Investor Service and Fitch Ratings on our senior unsecured debt. Should these credit ratings drop, repayment under our credit facilities and securities will not be accelerated; however, our credit costs may increase on future borrowings. Similarly, if our credit ratings improve, we could potentially have a decrease in our credit costs on future borrowings. The maturity of any of our debt securities does not accelerate in the event of a credit downgrade.

Debt Securities

Thomas & Betts had the following senior unsecured debt securities outstanding as of September 30, 2008:

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

Qualified Pension Plans

Contributions to our qualified pension plans during the quarters and nine months ended September 30, 2008 and 2007 were not significant. The Corporation expects required contributions during the remainder of 2008 to our qualified pension plans to be minimal.

The effect of the recent decline in market valuations on the assets included in the Corporation’s defined benefit plans has not been reflected in the accompanying consolidated financial statements as of and for the nine months ended September 30, 2008 due to the provisions of SFAS No. 158 that require plan assets and obligations to be re-measured annually as of our fiscal year-end (December 31, 2008). Should current values not recover before December 31, 2008, the decline in fair values of the plans could result in increased net periodic pension expense for the Corporation in 2009 as compared to such expense in 2008. Further, the decline in fair values could potentially result in additional cash contributions during 2009 in accordance with domestic and/or international retirement plan funding requirements.

Other

We do not currently pay cash dividends. Future decisions concerning the payment of cash dividends on the common stock will depend upon our results of operations, financial condition, capital expenditure plans, continued compliance with credit facilities and other factors that the Board of Directors may consider relevant.

In March 2007, the Corporation’s Board of Directors approved a share repurchase plan that authorized the Corporation to buy an additional 3,000,000 of its common shares. At September 30, 2008, 500,000 common shares were available for repurchase under this authorization. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires in March 2009.

In October 2008, the Corporation’s Board of Directors approved a share repurchase plan that authorizes the Corporation to buy up to 3,000,000 of its common shares. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires in October 2010.

As of September 30, 2008, the Corporation has $203 million in cash and cash equivalents and has $392 million of aggregate availability under our credit facilities. We also have an effective shelf registration statement that will permit us to issue an aggregate of $325 million of senior unsecured debt securities, common stock and preferred stock. The Corporation will continue to have cash requirements for, among other things, to support working capital and capital expenditure needs, service debt and fund its pension plans as required. The Company generally intends to use available cash and internally generated funds to meet these cash requirements and may borrow under credit facilities or access the capital markets as needed for liquidity. The Company believes that it has sufficient liquidity to satisfy both short-term and long-term requirements.

The recent disruption in the credit market has had a significant adverse impact on a number of financial institutions. To date, the Corporation’s liquidity has not been impacted by the current credit environment and management does not expect that it will be materially impacted in the near future. Management will continue to monitor the Corporation’s liquidity and the credit markets. However, management cannot predict with any certainty the impact to the Corporation of further disruptions in the credit environment.

The Lamson & Sessions Co. Restructuring and Integration Plan

Our senior management began assessing and formulating a restructuring and integration plan as of the acquisition date of LMS. Approval by our senior management and Board of Directors occurred during the first quarter of 2008. The objective of the restructuring and integration plan is to achieve operational efficiencies and eliminate duplicative operating costs resulting from the LMS acquisition. We also intend to achieve greater efficiency in sales, marketing, administration and other operational activities. We identified certain liabilities and other costs totaling approximately $26 million for restructuring and integration actions. Included in this amount are approximately $11 million of planned severance costs for involuntary termination of approximately 290 employees of LMS and approximately $8 million of lease cancellation costs associated with the planned closure of LMS distribution centers, which have been recorded as part of our preliminary purchase price allocation of LMS. Severance and lease cancellation costs have been reflected in our balance sheet in accrued liabilities and reflect cash paid or to be paid for these actions. Integration costs will be recognized as incurred. The amount recognized as integration expense during the third quarter of 2008 was negligible, with the amount recognized during the first nine months of 2008 totaling approximately $3 million. The actions required by the plan began soon after the plan was approved, including the communication to affected employees of our intent to terminate as soon as possible.

We ceased operations at all LMS distribution centers during the second quarter of 2008, consolidated these activities into our existing distribution centers and are in the process of negotiating lease terminations. As of September 30, 2008, we have involuntarily terminated approximately 275 employees of LMS. Payments associated with certain of the restructuring and integration actions taken are expected to extend beyond 2008 due to compliance with applicable regulations and other considerations. The cash payments necessary to fund the plan are expected to come from operations or available cash resources. Additionally, the final purchase price as of September 30, 2008 is still preliminary since the restructuring and integration plan does not yet reflect final costs associated with the divestiture of our pipe businesses. Beginning in 2009, annual net savings from these actions are expected to approximate $18 million as a consequence of the reduction in total employment and the consolidation of distributions centers.

During the third quarter of 2008, we completed the sale of the PVC pipe portion of the held-for-sale operations and the LMS headquarters building that were acquired as part of the LMS acquisition. The net proceeds from these sales totaled approximately $52 million.

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any off-balance sheet arrangements.

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

For the period ended September 30, 2008, the Corporation has not experienced any material changes in market risk since December 31, 2007 that affect the quantitative and qualitative disclosures presented in our 2007 Annual Report on Form 10-K.

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

The Corporation’s interest rate swap has been reflected at its fair value liability of $15.0 million as of September 30, 2008. This swap is measured at fair value on a recurring basis each reporting period. The Corporation’s fair value estimate was determined using significant unobservable inputs and assumptions (Level 3) and, in addition, the liability valuation reflects the Corporation’s credit standing. The valuation technique utilized by the Corporation to calculate the swap fair value was the income approach. This approach represents the present value of future cash flows based upon current market expectations. The credit valuation adjustment (reduction in the liability) was determined to be $0.1 million as of September 30, 2008. The Corporation’s interest rate swap liability as of December 31, 2007 was $13.6 million. The increase in the interest rate swap liability during the third quarter and first nine months of 2008 compared to December 31, 2007 primarily reflects a decrease in rates in the future portion of the swap curve as of September 30, 2008.

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

(b)	Changes in Internal Control over Financial Reporting

The Corporation has experienced significant acquisition and integration activity in the past year, including the November 2007 acquisition of LMS for approximately $450 million. Other than the noted acquisitions, there have been no significant changes in internal control over financial reporting that occurred during the first nine months of 2008 that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

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

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table reflects activity related to equity securities purchased by the Corporation during the three months ended September 30, 2008:

Issuer Purchases of Equity Securities

			Total Number	Maximum
			of Common	Number
			Shares	of Common
	Total	Average	Purchased	Shares that
	Number of	Price Paid	as Part of	May Yet Be
	Common	per	Publicly	Purchased
	Shares	Common	Announced	Under
Period	Purchased	Share	Plans	the Plans

March 2007 Plan
July 24, 2008 to July 31, 2008	600,000	$41.51	600,000	2,199,300
August 1, 2008 to August 26, 2008	1,212,924	$45.19	1,212,924	986,376
September 9, 2008 to September 15, 2008	486,376	$42.75	486,376	500,000

Total for the quarter ended September 30, 2008	2,299,300	$43.71	2,299,300	500,000

In March 2007, the Corporation’s Board of Directors approved a share repurchase plan that authorized the Corporation to buy an additional 3,000,000 of its common shares. At September 30, 2008, 500,000 common shares were available for repurchase under this authorization. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires in March 2009.

In October 2008, the Corporation’s Board of Directors approved a share repurchase plan that authorizes the Corporation to buy up to 3,000,000 of its common shares. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires in October 2010.

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

Date: October 31, 2008

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