Form 10-K
period 2008-12-31
THOMAS & BETTS CORP
filed 2009-02-17
CIK 97854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $2,189,946,117 based on the closing price as reported on the New York Stock Exchange.

As of February 13, 2009, 53,306,467 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders will be filed within 120 days after the end of the fiscal year covered by this report and are incorporated by reference into Part III.

Thomas & Betts Corporation and Subsidiaries

		Page

	Caution Regarding Forward-Looking Statements	3

PART I
Item 1.	Business	4
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	11
Item 2.	Properties	12
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
	Executive Officers of the Registrant	14

PART II
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	16
	Performance Graph	17
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 8.	Financial Statements and Supplementary Data	40
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	92
Item 9A.	Controls and Procedures	92
Item 9B.	Other Information	92

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	93
Item 11.	Executive Compensation	94
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	94
Item 13.	Certain Relationships and Related Transactions, and Director Independence	95
Item 14.	Principal Accountant Fees and Services	95

PART IV
Item 15.	Exhibits and Financial Statement Schedules	96
Signatures		97

EXHIBIT INDEX		E-1
Amended and Restated Supplemental Executive Investment Plan
Form of Restricted Stock Agreement Pursuant to 2008 Stock Incentive Plan
Form of Nonqualified Stock Option Agreement Pursuant to 2008 Stock Incentive Plan
Form of Restricted Stock Agreement for Nonemployee Directors Pursuant to 2008 Stock Incentive Plan
Form of Nonqualified Stock Option Agreement for Nonemployee Directors Pursuant to 2008 Stock Incentive Plan
Executive Retirement Plan, as Amended and Restated
Amended and Restated Termination Protection Agreement - Dominic J. Pileggi
Amended and Restated Termination Protection Agreement - Kenneth W. Fluke
Amended and Restated Termination Protection Agreement - Imad Hajj
Amended and Restated Termination Protection Agreement - J.N. Raines
Amended and Restated Termination Protection Agreement - William E. Weaver, Jr.
First Amendment to the Amended and Restated Termination Protection Agreement - Stanley P. Locke
First Amendment to the Supplemental Executive Incentive Plan
Statement Re Computation of Ratio of Earnings to Fixed Charges
Subsidiaries of the Registrant
Consent of KPMG LLP
Certification of Principal Executive Officer under Rules 13a-14(a) or 15d-14(a)
Certification of Principal Financial Officer under Rules 13a-14(a) or 15d-14(a)
Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b)
Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b)

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

Thomas & Betts Corporation is a leading designer and manufacturer of electrical components used in industrial, construction, retail, utility and communications markets. We are also a leading producer of highly engineered steel structures, used primarily for utility transmission, and commercial heating units. We have operations in approximately 20 countries. Manufacturing, marketing and sales activities are concentrated primarily in North America and Europe. We pursue growth through market penetration, new product development, and acquisitions.

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

The majority of our products, especially those sold in the Electrical segment, have region-specific standards and are sold mostly in North America or in other regions sharing North American electrical codes. No customer accounted for 10% or more of our consolidated net sales for 2008, 2007 or 2006.

Electrical Segment

Our Electrical segment’s markets include industrial MRO (maintenance, repair and operations) and OEM (original equipment manufacturers), construction, retail, utility and communications companies. This segment’s sales are concentrated primarily in North America and Europe. The Electrical segment experiences modest seasonal increases in sales during the second and third quarters reflecting the construction season. Net sales for the Electrical segment for the past three years were:

	2008	2007	2006

Segment Sales (in thousands)	$2,103,121	$1,766,598	$1,511,557
Percent of Consolidated Net Sales	85.0%	82.7%	80.9%

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

These products are sold under a variety of well-known brand names, such as Carlon®, Color-Keyed®, Cyberex®, Elastimold®, Emergi-Lite®, Furse®, Homactm, Iberville®, Joslyn®, Kindorf®, Red-Dot®, Sta-Kon®, Steel City®, Super Strut®, Ty-Rap®, LRC®, Diamond®, Kold-N-Klose® and Snap-N-Seal®.

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

Investment activities in 2008 included two acquisitions totaling $91 million (The Homac Manufacturing Company and Boreal Braidings Inc.). Investment activities in 2007 included four acquisitions totaling $753 million (Lamson & Sessions Co., Joslyn Hi-Voltage, Power Solutions and Drilling Technical Supply SA). Investment activities in 2006 included acquisitions totaling $34 million, primarily for the acquisition of Hi-Tech Fuses, Inc.

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

These products are marketed primarily under the Meyer® and Thomas & Betts® brand names. Net sales for the Steel Structures segment for the past three years were:

	2008	2007	2006

Segment Sales (in thousands)	$231,554	$227,356	$221,671
Percent of Consolidated Net Sales	9.4%	10.6%	11.9%

HVAC Segment

Our HVAC segment designs, manufactures and markets heating and ventilation products for commercial and industrial buildings. Products in this segment include:

•	gas, oil and electric unit heaters;

•	gas-fired duct furnaces;

•	indirect and direct gas-fired make-up air;

•	infrared heaters; and

•	evaporative cooling and heat recovery products.

These products are sold primarily under the Reznor® brand name through HVAC, mechanical and refrigeration distributors throughout North America and Europe. Demand for HVAC products tends to be higher when these regions are experiencing cold weather and, as a result, HVAC typically has higher sales in the first and fourth quarters. To reduce the impact of seasonality on operations, the segment offers an off-season sales promotional program with its distributors. Net sales for the HVAC segment for the past three years were:

	2008	2007	2006

Segment Sales (in thousands)	$139,149	$142,934	$135,461
Percent of Consolidated Net Sales	5.6%	6.7%	7.2%

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

Our products have historically enjoyed a reputation for quality in the markets in which they are sold. To ensure we maintain these high quality standards, all facilities embrace quality programs, and approximately 75% meet the ISO 9001 2000 standard as of December 31, 2008, with future certifications to be performed under ISO 9001 2008 standards as applicable. Additionally, we have implemented quality control processes in our design, manufacturing, delivery and other operations in order to further improve product quality and customer service levels.

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

	2008	2007	2006

R&D Expenditures (in thousands)	$35,145	$29,869	$25,156
Percent of Net Sales	1.4%	1.4%	1.3%

Working Capital Practices

We maintain sufficient inventory to enable us to provide a high level of service to our customers. Our inventory levels, payment terms and return policies are in accordance with general practices associated with the industries in which we operate.

Patents and Trademarks

We own approximately 2,000 active patent registrations and applications worldwide. We have over 1,500 active trademarks and domain names worldwide, including: Thomas & Betts, T&B, T&B Access, Blackburn, Bowers, Canstrut, Carlon, Catamount, Color-Keyed, Commander, Cyberex, Deltec, Diamond, DuraGard, Elastimold, Emergi-Lite, E-Z-Code, Flex-Cuf, Furse, Hazlux, Homac, Iberville, Joslyn Hi-Voltage, Kindorf, Klik-It, Kold-N-Klose, Lehigh, LRC, Marr, Marrette, Meyer, Ocal, Red-Dot, Reznor, Russellstoll, Sachs, Shamrock, Shield-Kon, Shrink-Kon, Signature Service, Site Light, Snap-N-Seal, Sta-Kon, Star Teck, Steel City, Super Strut, Ty-Duct, Ty-Rap and Union.

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

Although we believe that we have specific technological and other advantages over some of our competitors, our competitors’ ability to develop new product offerings with competitive price and performance characteristics could lead to increased downward pressure on the selling prices for our products.

The abilities of our competitors to enhance their own products, coupled with any unforeseeable changes in customer demand for various products of Thomas & Betts, could affect our overall product mix, pricing, margins, plant utilization levels and asset valuations. We believe that industry consolidation could further increase competitive pressures.

Employees

As of December 31, 2008, we had approximately 10,000 full-time employees worldwide. Employees of our foreign subsidiaries comprise approximately 45% of all employees. Approximately 20% of our U.S. and approximately 30% our worldwide employees are represented by trade unions. We believe our relationships with our employees and trade unions are good.

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

Financial Information About Foreign and U.S. Operations

Export sales originating in the U.S. were approximately $64 million in 2008, $62 million in 2007 and $37 million in 2006. For additional financial information about international and U.S. operations, please refer to Note 18 in the Notes to Consolidated Financial Statements.

Item 1A.	RISK FACTORS

There are many factors that could pose a material risk to our business, its operating results, its financial condition and its ability to execute its business plan, some of which are beyond our control. These factors include, but are not limited to:

Negative economic conditions could have a material adverse effect on our operating results and financial condition.

The success of Thomas & Betts’ business is directly linked to positive economic conditions in the countries where we sell our products. We do business in geographically diverse markets. In 2008, approximately one-third of our net sales were generated outside of the United States. Turmoil in the financial markets during 2008 has adversely affected economic activity in the United States and other regions of the world in which we do business. The current economic environment has had an adverse affect on demand in our primary markets and a continued decline in economic activity could adversely affect demand for products in each of our business segments, thereby having a material adverse impact on our operating results and financial condition. Additionally, these conditions could also impair the ability of those with whom we do business to satisfy their obligations to us. Finally, a continued decline in economic activity could result in adverse changes to our current stock market-related fundamentals and current projected future operating results that are used to assess asset valuations (including goodwill and other intangible assets). Such revisions could lead to potentially significant financial impairment charges for these assets in future periods. Material adverse changes in economic (including the potential negative impact of higher interest rates and availability of credit on capital spending in the markets we serve) or industry conditions generally or in the specific markets served by Thomas & Betts could have a material adverse effect on our operating results and financial condition.

A significant reduction in the supply of commodity raw materials could materially disrupt our business and rising and volatile costs for commodity raw materials and energy could have a material adverse effect on our profitability.

In recent years, we have experienced rising and, at times, volatile costs for commodity raw materials (steel, aluminum, copper, zinc, resins and rubber compounds) and energy. Additionally, increased worldwide demand for steel has, at times, caused the availability of steel to be a concern and resin supply has been disrupted by natural disasters. Any significant accidents, labor disputes, fires, severe weather, floods or other difficulties encountered by our principal suppliers could result in production delays or the inability to fulfill orders on a timely basis. We may also not be able to fully offset in the future the effects of rising and at times volatile costs for commodity raw materials and energy through price increases for its products, productivity improvements or other cost reductions.

Significant changes in customer demand due to increased competition could have a material adverse effect on our operating results and financial condition.

As Thomas & Betts works to enhance its product offerings, its competitors will most likely continue to improve their products and will likely develop new offerings with competitive price and performance characteristics. Because of the intensity of the competition in the product areas and geographic markets that we serve, we could experience increased downward pressure on the selling prices for certain of our products.

Additionally, enhanced product offerings by competitors, coupled with any unforeseeable significant changes in customer demand for products of Thomas & Betts, could impact overall product mix, pricing, margins, plant utilization levels and asset valuations, thereby having a material adverse impact on our operating results and financial condition.

Deterioration in the credit quality of several major customers could have a material adverse effect on our operating results and financial condition.

A significant asset included in our working capital is accounts receivable from customers. If customers responsible for a significant amount of accounts receivable become insolvent or otherwise unable to pay for products and services, or become unwilling or unable to make payments in a timely manner, our operating results and financial condition could be adversely affected. A significant deterioration in the economy could have an adverse effect on the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. Although we are not dependent on any one customer for more than 10% of our sales, deterioration in the credit quality of several major customers at the same time could have a material adverse effect on operating results and financial condition.

Unforeseen adverse regulatory, environmental, monetary and other governmental policies could have a material adverse effect on our profitability.

Thomas & Betts is subject to governmental regulations and policies throughout the world. Unforeseen changes in these governmental regulations and policies could reduce our profitability. Namely, significant changes in monetary or fiscal policies in the U.S. and abroad could result in currency fluctuations, including fluctuations in the Canadian dollar, Euro and British pound, which, in turn, could have a negative impact on our net sales, costs and expenses. Furthermore, significant changes in any number of governmental policies could create trade restrictions, patent enforcement issues, adverse tax rate changes and changes to tax treatment of items such as tax credits, withholding taxes and transfer pricing. These changes might limit our ability to sell products in certain markets, and could have a material adverse effect on our business, operating results and financial condition.

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

We are and may in the future be party to legal proceedings and claims, including those involving product liability, intellectual property and contractual disputes. Given the inherent uncertainty of litigation, we cannot offer any assurance that existing litigation or future adverse developments may not have a material adverse effect on our business, operating results and financial condition.

Inability to access capital markets may adversely affect our business.

Our ability to invest in our businesses and make strategic acquisitions may require access to capital markets. If we are unable to access the capital markets as needed, we could experience a material adverse affect on our business.

Our facilities or facilities of our customers could be susceptible to natural disasters.

Thomas & Betts has operations in approximately 20 countries and sells to customers throughout the world. Should a natural disaster such as a hurricane, tornado, earthquake or flood severely damage a major manufacturing, distribution or headquarters facility of Thomas & Betts, or damage a major facility of one or more of our significant customers or important suppliers, our business could be materially disrupted.

Possible inadequate insurance coverage.

In accordance with its risk management practices, Thomas & Betts continually reevaluates risks, their potential cost and the cost of minimizing them. To reduce the Corporation’s exposure to material risks, in certain circumstances, we purchase insurance. Certain risks are inherent in the manufacturing of our products and our insurance may not be adequate to cover potential claims against us involving our products. Thomas & Betts is also exposed to risks inherent in the packaging and distribution of products. Although we maintain liability insurance, we cannot assure that the coverage limits under these insurance programs will be adequate to protect Thomas & Betts against future claims, or that we can and will maintain this insurance on acceptable terms in the future.

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

We have operations in approximately 20 countries and, as of December 31, 2008, occupy approximately 5.4 million sq. ft. of manufacturing space. Our manufacturing locations by segment as of December 31, 2008 were as follows:

		Approximate
		Area in Sq. Ft.
		(000s)
Segment	Location	Leased	Owned

Electrical	Arkansas	—	286
	California	113	—
	Florida	—	189
	Iowa	—	159
	Mississippi	—	237
	New Jersey	—	134
	New Mexico	—	100
	New York	—	268
	North Carolina	—	22
	Ohio	—	159
	Puerto Rico	68	28
	Tennessee	—	457
	Virginia	100	—
	Australia	28	29
	Canada	100	751
	France	—	52
	Germany	30	—
	Hungary	88	—
	Japan	12	—
	Mexico	531	—
	Netherlands	8	39
	United Kingdom	40	125

Steel Structures	Alabama	—	240
	South Carolina	—	105
	Texas	—	136
	Wisconsin	—	171

HVAC	Pennsylvania	—	227
	Belgium	140	—
	France	25	—
	Mexico	214	—

As of December 31, 2008, the Corporation has 2.4 million sq. ft of office, distribution, storage and other space. Included in this total are three owned primary distribution centers located in Belgium (0.1 million sq. ft.), Canada (0.3 million sq. ft.) and Byhalia, Mississippi (0.9 million sq. ft.). We also have principal sales offices, warehouses, storage and other facilities in approximately

0.9 million sq. ft. of space, most of which is leased, and approximately 0.2 million sq. ft. of leased space in Memphis, Tennessee, which includes our corporate headquarters.

Item 3.	LEGAL PROCEEDINGS

We are involved in legal proceedings and litigation arising in the ordinary course of business. In those cases where we are the defendant, plaintiffs may seek to recover large and sometimes unspecified amounts or other types of relief and some matters may remain unresolved for several years. Such matters may be subject to many uncertainties and outcomes which are not predictable with certainty. We have provided for losses to the extent probable and estimable. The legal matters that have been recorded in our consolidated financial statements are based on gross assessments of expected settlement or expected outcome and do not reflect possible recovery from insurance companies or other parties. Additional losses, even though not anticipated, could have a material adverse effect on our financial position, results of operations or liquidity in any given period.

Environmental Matters

Owners and operators of sites containing hazardous substances, as well as generators of hazardous substances, are subject to broad and retroactive liability for investigatory and cleanup costs and damages arising out of past disposal activities. Such liability in many cases may be imposed regardless of fault or the legality of the original disposal activity. We have been notified by the United States Environmental Protection Agency or similar state environmental regulatory agencies or private parties that we, in many instances along with others, may currently be potentially responsible for the remediation of sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, similar federal and state environmental statutes, or common law theories. We, along with others, may be held jointly and severally liable for all costs relating to investigation and remediation of eight sites pursuant to these environmental laws.

We are the owner or operator, or former owner or operator, of various manufacturing locations that we are currently evaluating for the presence of contamination that may require remediation. These sites include former or inactive facilities or properties in Alabama (Mobile); Connecticut (Monroe); Indiana (Medora); Massachusetts (Attleboro, Boston, Canton); New Hampshire (New Milford); New Jersey (Butler, Elizabeth, Garwood); Pennsylvania (Perkasie); Ohio (Bucyrus, Kent) and Oklahoma (Stillwater). The sites further include active manufacturing locations in Florida (Ormond Beach); New Jersey (Hackettstown); New Mexico (Albuquerque); and South Carolina (Lancaster).

In conjunction with the acquisitions of Lamson & Sessions Co., Joslyn Hi-Voltage, Power Solutions, Drilling Technical Supply SA, The Homac Manufacturing Company and Boreal Braidings Inc., we assumed responsibility for environmental matters for those entities. Related to the acquisition of Lamson & Sessions Co., we assumed responsibility for environmental liabilities involving a site in Ohio.

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

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

Executive Officers of the Registrant

The following persons are executive officers of Thomas & Betts, and are elected by and serve at the discretion of the Board of Directors.

Dominic J. Pileggi, 57
Chairman and Chief Executive Officer

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

Kenneth W. Fluke, 49
Senior Vice President and Chief Financial Officer

Mr. Fluke was elected Senior Vice President and Chief Financial Officer effective May 2004. Prior to that time, he was Vice President – Controller since 2000. Previously, he held various finance and managerial positions with The Goodyear Tire and Rubber Company beginning in 1982.

J.N. Raines, 65
Vice President – General Counsel and Secretary

Mr. Raines was elected Vice President – General Counsel & Secretary in December 2001. Prior to that time, he was a partner of the law firm of Glankler Brown PLLC for more than five years.

Imad Hajj, 48
Senior Vice President – Global Operations

Mr. Hajj was elected Senior Vice President – Global Operations in November 2008. Previously, he held several executive positions within the Corporation, including Vice President and Chief Development Officer 2006 to 2008. He also held the position of President – HVAC Division dating back to 2004. Between 1983 and 2004, Mr. Hajj held executive and managerial positions in manufacturing, supply chain, information technology and global electrical manufacturing operations.

Stanley P. Locke, 49
Vice President – Business Development and Strategic Planning

Mr. Locke was elected Vice President – Business Development and Strategic Planning in November 2008. Previously, he was Vice President – Controller from 2004 to 2008. Prior to that time, he held various positions in finance and corporate development with Sara Lee Corporation, beginning in 1985, as well as with a consulting advisory firm from 2003 to 2004.

William E. Weaver, Jr., 45
Vice President – Controller

Mr. Weaver was elected Vice President – Controller in November 2008. Between 2006 and 2008, he was Vice President-Chief Financial Officer of First Horizon Home Loans/MetLife Home Loans. He was a partner with KPMG LLP between 2002 and 2006. Prior to joining KPMG LLP,

Mr. Weaver held various positions including partner with Arthur Andersen LLP between 1984 and 2002.

NYSE Certifications

Our CEO certified to the New York Stock Exchange in 2008 that we were in compliance with the NYSE listing standards. Our CEO and CFO have executed the certification required by section 302 of the Sarbanes-Oxley Act of 2002, which is contained herein as an exhibit to this Form 10-K for the fiscal year ended December 31, 2008.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol TNB. The following table sets forth by quarter for the last two years the high and low sales prices of our common stock as reported by the NYSE.

At February 13, 2009, the closing price of our common stock on the NYSE was $25.99.

	2008	2007

First Quarter
Market price high	$49.12	$53.93
Market price low	$33.26	$44.99
Second Quarter
Market price high	$43.69	$59.16
Market price low	$34.70	$48.05
Third Quarter
Market price high	$48.19	$64.28
Market price low	$32.16	$50.23
Fourth Quarter
Market price high	$38.92	$62.20
Market price low	$15.79	$48.58

Holders

At February 13, 2009, we had 2,816 shareholders of record, not including shares held in security position listings, or “street name.”

Dividends

We do not currently pay cash dividends. Future decisions concerning the payment of cash dividends will depend upon our results of operations, financial condition, strategic investment opportunities, capital expenditure plans, terms of credit agreements, and other factors that the Board of Directors may consider relevant.

PERFORMANCE GRAPH

This graph shows, from the end of 2003 to the end of 2008, changes in the value of $100 invested in each of Thomas and Betts’ common stock, Standard & Poor’s 500 Composite Index, and a peer group consisting of five companies whose businesses are representative of our business segments. The companies in the peer group are: Amphenol Corporation, Cooper Industries, Ltd., Eaton Corporation, Hubbell Incorporated and Rockwell Automation Corporation.

	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08
Thomas & Betts Corp.	$100	$134	$183	$207	$214	$105
S&P 500®	$100	$111	$116	$135	$142	$90
Custom Peer Group (5 Stocks)	$100	$131	$140	$163	$205	$109

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In 2007, our Board of Directors approved a share repurchase plan that authorized us to buy an additional 3,000,000 of our common shares. In 2007, we repurchased, with available cash resources, 200,700 common shares through open-market transactions. During 2008, we repurchased, with available cash resources, the remaining 2,799,300 common shares authorized by this plan through open-market transactions.

In 2008, our Board of Directors approved a share repurchase plan that authorized us to buy an additional 5,000,000 of our common shares. In 2008, we repurchased, with available cash resources, 2,425,000 common shares through open-market transactions. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires in October 2010.

Issuer Purchases of Equity Securities

			Total	Maximum
			Number	Number
			of Common	of Common
			Shares	Shares
	Total		Purchased	that May
	Number of	Average	as Part of	Yet Be
	Common	Price Paid	Publicly	Purchased
	Shares	per Common	Announced	Under
	Purchased	Share	Plans	the Plans

March 2007 Plan (3,000,000 common shares authorized)
1st Quarter, 2008	—	—	—	2,799,300
2nd Quarter 2008	—	—	—	2,799,300
3rd Quarter 2008	2,299,300	$43.71	2,299,300	500,000
4th Quarter 2008:
October 28, 2008 to November 5, 2008	500,000	$23.00	500,000	—

Plan total for Year End December 31, 2008	2,799,300	$40.01	2,799,300	—

October 2008 Plan (5,000,000 common shares authorized)
4th Quarter 2008:
November 6, 2008 to November 21, 2008	1,000,000	$20.45	1,000,000	4,000,000
December 1, 2008 to December 15, 2008	1,425,000	$20.26	1,425,000	2,575,000

Plan total for Year End December 31, 2008	2,425,000	$20.34	2,425,000	2,575,000

Item 6.	SELECTED FINANCIAL DATA

Thomas & Betts Corporation and Subsidiaries

(In thousands, except per share data)	2008	2007	2006	2005	2004

Net sales	$2,473,824	$2,136,888	$1,868,689	$1,695,383	$1,516,292
Net earnings from continuing operations	$273,686	$183,676	$175,130	$113,408	$93,255
Total assets	$2,410,602	$2,567,786	$1,830,223	$1,920,396	$1,755,752
Long-term debt including current maturities	$660,944	$811,205	$387,631	$537,959	$545,915
Per share earnings from continuing operations:
Basic	$4.84	$3.17	$2.90	$1.89	$1.59
Diluted	$4.79	$3.13	$2.85	$1.86	$1.57

Note: Selected financial data in 2008 and 2007 reflect acquisitions by the Corporation for consideration of approximately $90 million and $750 million, respectively. The Corporation funded certain of the 2008 and 2007 acquisitions using its revolving credit facility. Net earnings from continuing operations in 2008 reflects a gain of approximately $170 million from the Corporation’s sale of its minority interest in Leviton Manufacturing Company.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Introduction

Thomas & Betts Corporation is a leading designer and manufacturer of electrical components used in industrial, construction, retail, utility and communications markets. We are also a leading producer of highly engineered steel structures, used primarily for utility transmission, and commercial heating units. We have operations in approximately 20 countries. Manufacturing, marketing and sales activities are concentrated primarily in North America and Europe.

Thomas & Betts had another successful year in 2008, despite the economic turmoil that began in the second half of the year. During 2008, we faced fluctuating commodity costs, competitive pricing pressures and softening demand, especially in our domestic markets. The current economic environment has adversely affected demand in our primary markets and we responded swiftly and decisively in 2008 to minimize the impact of the economic downturn as it began to spread beyond the residential-related markets. Since mid-2008, we have reduced our employee headcount by approximately 12%. Each of our segments performed well notwithstanding the challenging current year environment. We completed two acquisitions in early 2008 and have essentially completed the integration of the 2007 and 2008 acquisitions. These acquisitions played a major role in the significant 2008 and 2007 increases in net sales and gross profit over the respective prior year. Net earnings from continuing operations in 2008 benefited by the gain on sale of our minority interest in Leviton Manufacturing Company. Finally, during 2008, we completed planned divestures of non-core pipe businesses acquired as part of the 2007 acquisition of Lamson & Sessions Co. The challenges encountered in the second half of 2008 are expected to have a deepening impact on 2009. Refer to our “2009 Outlook” for a further discussion.

Critical Accounting Policies

The preparation of financial statements contained in this report requires the use of estimates and assumptions to determine certain amounts reported as net sales, costs, expenses, assets or liabilities and certain amounts disclosed as contingent assets or liabilities. Actual results may differ from those estimates or assumptions. Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements. We believe our critical accounting policies include the following:

•	Revenue Recognition: We recognize revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. We recognize revenue for service agreements over the applicable service periods. Sales discounts, quantity and price rebates, and allowances are estimated based on contractual commitments and experience and recorded as a reduction of revenue in the period in which the sale is recognized. Quantity rebates are in the form of volume incentive discount plans, which include specific sales volume targets or year-over-year sales volume growth targets for specific customers. Certain distributors can take advantage of price rebates by subsequently reselling our products into targeted construction projects or markets. Following a distributor’s sale of an eligible product, the distributor submits a claim for a price rebate. We provide allowances for doubtful accounts when credit losses are both probable and estimable. A number of distributors, primarily in our Electrical segment, have the right to return goods under certain circumstances and those returns, which are reasonably estimable, are accrued as a reduction of revenue at the time of shipment. We analyze historical returns and allowances, current economic trends and specific customer circumstances when evaluating the adequacy of accounts receivable related reserves and accruals.

•	Inventory Valuation: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. To ensure inventories are carried at the lower of cost or market, we periodically evaluate the carrying value of our inventories. We also periodically perform an evaluation of inventory for excess and obsolete items. Such evaluations are based on management’s judgment and use of estimates. Such estimates incorporate inventory quantities on-hand, aging of the inventory, sales forecasts for particular product groupings, planned dispositions of product lines and overall industry trends.

•	Goodwill and Other Intangible Assets: We follow the provisions of Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. Under SFAS No. 141, all assets and liabilities acquired in a business combination, including goodwill, indefinite-lived intangibles and other intangibles, are recorded at fair value. The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the fair value of the acquired assets and liabilities. Goodwill consists principally of the excess of cost over the fair value of net assets acquired in business combinations and is not amortized. For each amortizable intangible asset, we use a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed. If that pattern cannot be reliably determined, the straight-line amortization method is used. We also follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires an annual impairment test of goodwill and indefinite-lived intangible assets. We perform our annual impairment assessment as of the beginning of the fourth quarter of each year, unless circumstances dictate more frequent interim assessments. In evaluating when an interim assessment is necessary, we consider, among other things, the trading level of our common stock, changes in expected future cash flows and mergers and acquisitions involving companies in our industry.

Under the provisions of SFAS No. 142, each test of goodwill requires us to determine the fair value of each reporting unit and compare the fair value to the reporting unit’s carrying amount. SFAS No. 142 defines a reporting unit as an operating segment or one level below an operating segment. We determine the fair value of our reporting units using a combination of three valuation methods: market multiple approach; discounted cash flow approach; and comparable transactions approach. The market multiple approach provides indications of value based on market multiples for public companies involved in similar lines of business. The discounted cash flow approach calculates the present value of projected future cash flows using appropriate discount rates. The comparable transactions approach provides indications of value based on an examination of recent transactions in which companies in similar lines of business were acquired. The fair values derived from these three valuation methods are then blended to arrive at a single value for each reporting unit. Our determination of fair values as of the beginning of the fourth quarter of 2008 involved a weighting of 25% to the market multiple approach, 50% to the discounted cash flow approach and 25% to the comparable transactions approach. We then reconcile the total values for all reporting units to our market capitalization and evaluate the reasonableness of the implied control premium.

To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and we must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

Methods used to determine fair values for indefinite-lived intangible assets involve customary valuation techniques that are applicable to the particular class of intangible asset and apply inputs and assumptions that we believe a market participant would use.

Our annual assessment as of the beginning of the fourth quarter of 2008 of intangible assets with indefinite lives concluded that the fair value of such assets in the Electrical segment were impaired by $32.7 million. Additionally, our annual assessment as of the beginning of the fourth quarter of 2008 concluded that there was no impairment of goodwill. Circumstances subsequent to the 2008 annual assessment did not warrant us performing an interim review of goodwill or indefinite-lived intangible assets. See Note 8 of the Notes to Consolidated Financial Statements.

•	Long-Lived Assets: We follow the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. For purposes of recognizing and measuring impairment of long-lived assets, we evaluate assets at the lowest level of identifiable cash flows for associated product groups. We review long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Indications of impairment require significant judgment by management. If the sum of the undiscounted expected future cash flows over the remaining useful life of the primary asset in the associated product groups is less than the carrying amount of the assets, the assets are considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, we estimate fair values using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to dispose.

•	Pension and Other Postretirement Benefit Plan Actuarial Assumptions: We follow the provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” SFAS No. 132 (Revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” For purposes of calculating pension and postretirement medical benefit obligations and related costs, we use certain actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these assumptions annually. Other assumptions include employee demographic factors (retirement patterns, mortality and turnover), rate of compensation increase and the healthcare cost trend rate. See additional information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Qualified Pension Plans.

•	Income Taxes: We use the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and requires an evaluation of asset realizability based on a more-likely-than-not criteria. We have valuation allowances for deferred tax assets primarily associated with foreign net operating loss carryforwards and foreign income tax credit carryforwards. Realization of the deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We believe that it is more-likely-than-not that future taxable income, based on enacted tax laws in effect as of December 31, 2008, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances.

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

2009 Outlook

We expect the current economic environment will negatively impact our primary markets during a significant portion of 2009, with the impact being most prominent on the first half of 2009. We expect 2009 total company net sales to decline by 7% to 12% year-over-year. Electrical segment net sales are expected to decline year-over-year by 10% to 15%, with foreign currency negatively impacting net sales by approximately 5% and net volume contributing to the remaining 5% to 10% of the deterioration. Additionally, we expect to experience lower volumes in nearly all geographical and product markets, with the U.S. market deteriorating much more significantly than other geographic regions we cover. In the Steel Structures segment, we expect low double-digit sales growth, driven by volume and higher comparable steel prices. We expect a mid-single digit sales decline in the HVAC segment that is primarily volume related. We expect diluted per share earnings in the range of $3.00 to $3.50 for the full-year 2009.

Full-year 2009 earnings guidance assumptions include depreciation and capital spending of $55 million each, corporate expenses of $60 million ($15 million per quarter), share based compensation of $15 million, acquisition-related amortization of $25 million, interest expense of $35 million, an effective tax rate of approximately 30% and 53 million fully diluted average shares outstanding. Additionally, our guidance reflects approximately $20 million in benefits from the acquisition integration efforts undertaken in 2008, although this will be entirely offset by higher pension costs.

The key risk factors we may face in 2009 include the impact on our primary markets from a prolonged disruption in credit markets and the negative impact on credit availability, excessive fluctuation in foreign currencies versus the U.S. dollar, volatility in commodity costs and availability and additional or heightened slowdowns in key market segments and geographic regions.

Summary of Consolidated Results

	2008		2007		2006
	In	% of Net	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales	Thousands	Sales

Net sales	$2,473,824	100.0	$2,136,888	100.0	$1,868,689	100.0
Cost of sales	1,697,844	68.6	1,475,347	69.0	1,298,347	69.5

Gross profit	775,980	31.4	661,541	31.0	570,342	30.5
Selling, general and administrative	430,717	17.4	371,853	17.4	323,577	17.3
Intangible asset impairment	32,700	1.3	—	0.0	—	0.0

Earnings from operations	312,563	12.7	289,688	13.6	246,765	13.2

Interest expense, net	(43,426)	(1.8)	(23,521)	(1.2)	(14,840)	(0.8)
Other (expense) income, net	(7,737)	(0.3)	(2,276)	(0.1)	1,517	0.1
Gain on sale of equity interest	169,684	6.9	—	0.0	—	0.0

Earnings from continuing operations before income taxes	431,084	17.5	263,891	12.3	233,442	12.5
Income tax provision	157,398	6.4	80,215	3.7	58,312	3.1

Net earnings from continuing operations	273,686	11.1	183,676	8.6	175,130	9.4
Loss from discontinued operations, net	(8,355)	(0.3)	(460)	(0.0)	—	—

Net earnings	$265,331	10.8	$183,216	8.6	$175,130	9.4

Basic earnings (loss) per share:
Continuing operations	$4.84		$3.17		$2.90
Discontinued operations	(0.15)		(0.01)		—

Net earnings	$4.69		$3.16		$2.90

Diluted earnings (loss) per share:
Continuing operations	$4.79		$3.13		$2.85
Discontinued operations	(0.15)		(0.01)		—

Net earnings	$4.64		$3.12		$2.85

Year 2008 Compared with 2007

Overview

Thomas & Betts’ 2008 performance exceeded that of 2007, despite the economic turmoil that began to spread beyond the residential-related markets in the second half of the year. Net sales and gross profit in 2008 increased from 2007 by 16% and 17%, respectively. Electrical segment acquisitions completed in 2007 and early 2008 played a major role in the year-over-year increases in net sales and gross profit. Price increases in 2008 related to higher commodity and energy costs helped to offset lower underlying sales volumes in the current year. Gross profit in 2008 as a percent of net sales increased modestly over the prior year.

Earnings from operations in 2008 were negatively impacted by a $32.7 million non-cash charge in the fourth quarter for the impairment of intangible assets. Selling, general and administrative expenses in 2008 as a percent of net sales remained flat with the prior year.

Interest expense, net increased year-over-year primarily as a result of funding required for acquisitions.

During 2008, we sold our minority interest in Leviton Manufacturing Company and recognized a pre-tax gain of $170 million.

Net earnings from continuing operations in 2008 were $273.7 million, or $4.79 per diluted share. Net earnings from continuing operations in 2007 were $183.7 million, or $3.13 per diluted share.

The 2008 $8.4 million loss from discontinued operations, net reflects a fourth quarter loss on sale in conjunction with the completion of planned divestures of non-core pipe businesses acquired as part of the prior year acquisition of Lamson & Sessions Co.

Net earnings including discontinued operations in 2008 were $265.3 million, or $4.64 per diluted share. Net earnings including discontinued operations in 2007 were $183.2 million, or $3.12 per diluted share.

Net Sales and Gross Profit

Net sales in 2008 were $2.5 billion, up $336.9 million, or 15.8%, from 2007. Acquisitions completed in 2007 and early 2008 accounted for $314 million of the year-over-year increase in net sales. Price increases in 2008 related to higher commodity and energy costs helped to offset lower underlying sales volumes in the current year. Favorable foreign currency exchange driven by strong Canadian and European currencies against a weaker U.S. dollar, primarily in the first half of the year, accounted for approximately $19 million of the sales increase.

Gross profit in 2008 was $776.0 million, or 31.4% of net sales, compared to $661.5 million, or 31.0% of net sales, in 2007. The year-over-year improvement in gross profit dollars and percent of net sales largely reflects the favorable impact of acquisitions.

Expenses

Selling, general and administrative (“SG&A”) expense in 2008 was $430.7 million, or 17.4% of net sales, compared to $371.9 million, or 17.4% of net sales, in the prior year. The $59 million increase in SG&A expense largely reflects the impact of the acquisitions. SG&A expense in 2008 included $26.6 million of intangible asset amortization and a favorable $12 million legal settlement. SG&A expense in 2007 included $8.3 million of intangible asset amortization ($7 million of which related to the 2007 acquisitions), a $7 million charge for a legal settlement and $7 million in expenses for revised estimates for certain environmental site remediation.

Interest Expense, Net

Interest expense, net was $43.4 million for 2008 up $19.9 million from the prior year primarily as a result of funding required for the acquisitions and lower interest income. Interest income included in interest expense, net was $4.6 million for 2008 compared to $10.6 million for 2007. Interest expense was $48.0 million for 2008 and $34.1 million for 2007.

Income Taxes

The effective tax rate in 2008 was 36.5 percent compared to 30.4 percent in 2007. The higher 2008 rate reflects the impact on domestic pre-tax earnings of the $170 million gain on sale of our minority interest in Leviton Manufacturing Company and the $32.7 million non-cash charge for the impairment of intangible assets. Additionally, the 2008 rate reflects an out-of-period, non-cash tax charge of $14 million. The effective rate for both years reflects benefits from our Puerto Rican manufacturing operations.

Net Earnings

Net earnings from continuing operations in 2008 were $273.7 million, or $4.79 per diluted share. Net earnings from continuing operations in 2007 were $183.7 million, or $3.13 per diluted share. Higher 2008 net earnings from continuing operations reflect the previously noted gain on sale of our minority interest in Leviton Manufacturing Company, a favorable legal settlement, a non-cash tax charge related to an adjustment of prior period deferred income taxes and a non-cash charge for the impairment of intangible assets (collectively, $1.31 per diluted share).

Loss from discontinued operations, net in 2008 was $8.4 million, or $0.15 per diluted share, in 2008 compared to $0.5 million, or $0.01 per diluted share, in 2007. Loss from discontinued operations, net in 2008 reflects an $8.1 million loss on sale in conjunction with the completion of planned divestures of non-core pipe businesses acquired as part of the prior year acquisition of Lamson & Sessions Co.

Net earnings including discontinued operations in 2008 were $265.3 million, or $4.64 per diluted share. Net earnings including discontinued operations in 2007 were $183.2 million, or $3.12 per diluted share.

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

Our financial performance is volume sensitive. The 14% sales increase was driven primarily by our Electrical segment. Acquisitions and net volume increases from strong demand in industrial and construction markets drove the net sales increase, with price increases and favorable foreign currency exchange rates contributing to a lesser degree.

During 2007, gross profit increased 16%, reflecting higher sales volumes, favorable product mix and our continued success in offsetting increased material and energy cost inflation. Gross profit reflected $2 million of acquisition-related inventory step-up amortization and approximately $2 million in net expenses related to a plant consolidation. Earnings from operations increased 17% and reflected a $7 million charge for a legal settlement, $7 million in expenses for revised estimates for certain environmental site remediation and $9 million of acquisition-related amortization of intangible assets. Acquisitions, net of the amortization charges, contributed approximately $5 million to the year-over-year increase in earnings from operations and reduced gross profit and earnings from operations as a percent of sales.

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

Gross profit in 2007 was $661.5 million, or 31.0% of net sales, compared to $570.3 million, or 30.5% of net sales, in 2006. This improvement reflects higher sales volumes, favorable product mix and our continued success in offsetting increased material and energy cost inflation. Gross profit in 2007 reflected $2 million of acquisition-related inventory step-up amortization and approximately $2 million in net expenses related to a plant consolidation.

Expenses

Selling, general and administrative expense in 2007 was $371.9 million, or 17.4% of net sales, compared to $323.6 million, or 17.3% of net sales, in the prior year. The year-over-year increase in SG&A expense reflects the unfavorable impact of a $7 million charge for a legal settlement, $7 million in expenses for revised estimates for certain environmental site remediation and $7 million of acquisition-related amortization of intangible assets. SG&A as a percent of net sales was in line with 2006 despite the additional charges noted above.

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

Net Earnings

Net earnings from continuing operations in 2007 were $183.7 million, or $3.13 per diluted share, compared to net earnings from continuing operations of $175.1 million, or $2.85 per diluted share, in the prior year. Higher 2007 earnings reflect increased earnings from operations offset in part by higher interest expense and income taxes. Loss from discontinued operations, net in 2007 was $0.5 million, or $0.01 per diluted share. Net earnings in 2007 including discontinued operations were $183.2 million, or $3.12 per diluted share.

Summary of Segment Results

	2008		2007		2006
	In	% of Net	In	% of Net	In	% of Net
Net Sales	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$2,103,121	85.0	$1,766,598	82.7	$1,511,557	80.9
Steel Structures	231,554	9.4	227,356	10.6	221,671	11.9
HVAC	139,149	5.6	142,934	6.7	135,461	7.2

	$2,473,824	100.0	$2,136,888	100.0	$1,868,689	100.0

	2008		2007		2006
	In	% of Net	In	% of Net	In	% of Net
Segment Earnings	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$416,732	19.8	$352,901	20.0	$291,280	19.3
Steel Structures	44,336	19.1	42,623	18.7	38,705	17.5
HVAC	25,693	18.5	27,175	19.0	23,859	17.6

Segment earnings	486,761	19.7	422,699	19.8	353,844	18.9
Corporate expense	(41,634)		(62,768)		(47,318)
Depreciation, amortization and share-based compensation	(99,864)		(70,243)		(59,761)
Intangible asset impairment	(32,700)		—		—
Gain on sale of equity interest	169,684		—		—
Interest expense, net	(43,426)		(23,521)		(14,840)
Other (expense) income, net	(7,737)		(2,276)		1,517

Earnings from continuing operations before income taxes	$431,084		$263,891		$233,442

We have three reportable segments: Electrical, Steel Structures and HVAC. We evaluate our business segments primarily on the basis of segment earnings, with segment earnings defined as earnings before corporate expense, depreciation and amortization expense, share-based compensation expense, interest, income taxes and certain other items.

Our segment earnings are significantly influenced by the operating performance of our Electrical segment that accounted for more than 80% of our consolidated net sales and consolidated segment earnings during 2008, 2007, and 2006.

Electrical Segment

Year 2008 Compared with 2007

Our Electrical segment performed well in 2008 despite a challenging environment that included fluctuating commodity costs, competitive pricing pressures and softening demand, especially in our domestic markets. Actions were taken in the last half of 2008 to minimize the impact of the economic downturn as it began to spread beyond the residential-related markets, including a significant reduction in our employee headcount. During 2008, our Electrical segment also integrated four distribution centers from the Lamson & Sessions Co. acquisition into our centralized logistics model.

Electrical segment net sales in 2008 were $2.1 billion, up $336.5 million, or 19.1%, from 2007. Acquisitions completed in 2007 and early 2008 accounted for $314 million of the year-over-year increase in net sales. Price increases in 2008 related to higher commodity and energy costs helped to offset lower underlying sales volumes in the current year. Favorable foreign currency exchange accounted for approximately $17 million of the sales increase.

Electrical segment earnings in 2008 were $416.7 million, up $63.8 million, or 18.1%, from 2007. The improvement in year-over-year segment earnings largely reflects the favorable impact of acquisitions. Price increases in 2008 related to higher commodity and energy costs helped to offset the earnings impact of lower underlying sales volumes.

Year 2007 Compared with 2006

Electrical segment net sales in 2007 were $1.8 billion, up $255.0 million, or 16.9%, from 2006. This increase reflects the impact of acquisitions ($113 million), net volume growth due to strong demand in industrial and construction markets and price increases to offset higher material and energy costs. Favorable foreign currency exchange driven primarily by strong Canadian and European currencies against a weaker U.S. dollar accounted for approximately $42 million of the sales increase.

Electrical segment earnings in 2007 were $352.9 million, up $61.6 million, or 21.1%, from 2006. The earnings improvement reflects higher sales volumes, favorable product mix and our continued success in offsetting increased material and energy cost inflation. Electrical segment earnings also reflect $5 million of earnings from acquisitions, inclusive of acquisition-related amortization totaling $9 million, and approximately $2 million in net expenses related to a plant consolidation.

Other Segments

Year 2008 Compared with 2007

Net sales in 2008 in our Steel Structures segment were $231.6 million, up $4.2 million, or 1.9%, from 2007. Segment earnings in 2008 were $44.3 million, up $1.7 million, or 4.0%, from 2007, primarily reflecting favorable project mix.

Net sales in 2008 in our HVAC segment were $139.1 million, down $3.8 million, or 2.7%, from 2007. HVAC segment earnings in 2008 were $25.7 million, down $1.5 million, or 5.5%, from 2007, primarily due to lower sales volumes.

Year 2007 Compared with 2006

Net sales in 2007 in our Steel Structures segment were $227.4 million, up $5.7 million, or 2.6%, from 2006. Sales in 2007 reflect increased volume of internally manufactured, highly engineered tubular steel poles and decreased shipments of lattice towers purchased from third party suppliers for resale. Lattice tower sales were $4.0 million in 2007 and $23.1 million in 2006. Steel Structures segment earnings in 2007 were $42.6 million, up $3.9 million, or 10.1%, compared to the prior year, driven by increased volume of internally manufactured tubular steel poles and favorable project mix.

Net sales in 2007 in our HVAC segment were $142.9 million, up $7.5 million, or 5.5%, from 2006. HVAC segment earnings in 2007 were $27.2 million, up $3.3 million, or 13.9%, from 2006. Higher sales and improved operating efficiencies contributed to the earnings improvement.

Liquidity and Capital Resources

We had cash and cash equivalents of $292.5 million and $149.9 million at December 31, 2008 and 2007, respectively.

The following table reflects the primary category totals in our Consolidated Statements of Cash Flows.

(In thousands)	2008	2007	2006

Net cash provided by (used in) operating activities	$257,861	$261,360	$221,168
Net cash provided by (used in) investing activities	224,272	(809,778)	214,056
Net cash provided by (used in) financing activities	(312,685)	317,836	(283,253)
Effect of exchange-rate changes on cash and cash equivalents	(26,880)	9,540	2,255

Net increase (decrease) in cash and cash equivalents	142,568	(221,042)	154,226
Cash and cash equivalents, beginning of year	149,926	370,968	216,742

Cash and cash equivalents, end of year	$292,494	$149,926	$370,968

Operating Activities

Cash provided by operating activities was primarily attributable to net earnings of $265.3 million, $183.2 million and $175.1 million in 2008, 2007 and 2006, respectively. Adjustments to 2008 net earnings necessary to reflect underlying cash flows from operations included the $170 million gain on sale of our minority interest in Leviton Manufacturing Company and a $32.7 million non-cash charge for intangible asset impairment. Depreciation and amortization was $80.4 million, $57.8 million and $47.8 million in 2008, 2007 and 2006, respectively. Share-based compensation expense was $19.4 million, $12.5 million and $11.9 million in 2008, 2007 and 2006, respectively. Operating activities in 2008 also reflected the benefit to working capital of a lower level of year-end receivables but were unfavorably impacted by $13.6 million of change in control payments related to the Lamson & Sessions Co. acquisition. In addition to the items described above, cash provided by operating activities in 2008 was negatively impacted by approximately $70 million for income taxes related to divestitures during the year. Operating activities in 2007 reflected $8.8 million in merger-related transaction costs incurred by Lamson & Sessions Co. that were subsequently paid by the Corporation.

Investing Activities

Investment activities in 2008 included two acquisitions totaling $91 million (The Homac Manufacturing Company and Boreal Braidings Inc.). Investment activities in 2007 included four acquisitions totaling $753 million (Lamson & Sessions Co., Joslyn Hi-Voltage, Power Solutions and Drilling Technical Supply SA). Investment activities in 2006 included acquisitions totaling $34 million, primarily for the acquisition of Hi-Tech Fuses, Inc. Investment activities in 2008 also reflected $65 million from the sale of non-core pipe businesses acquired as part of the prior year acquisition of Lamson & Sessions Co.

In January 2008, we acquired The Homac Manufacturing Company, a privately held manufacturer of components used in utility distribution and substation markets, as well as industrial and telecommunications markets, for approximately $75 million.

In January 2008, we acquired Boreal Braidings Inc., a privately held Canadian manufacturer of high-quality flexible connectors for approximately $16 million.

In November 2007, we completed our merger with Lamson & Sessions Co. (LMS) for approximately $450 million. LMS is a North American supplier of non-metallic electrical boxes, fittings, flexible conduit and industrial PVC pipe. The merger consideration was obtained through the use of our $750 million credit facility. The LMS acquisition enables us to broaden our existing product portfolio and enhance our market position with distributors and end users of electrical products.

In July 2007, we acquired the Joslyn Hi-Voltage and Power Solutions businesses from Danaher Corporation for approximately $280 million in cash. Joslyn Hi-Voltage offers a broad range of high voltage electric switches, reclosers, vacuum interrupter attachments and related products used mainly by electric utilities. Power Solutions offers a broad range of products and services designed to ensure a high quality, reliable flow of power to commercial and industrial customers for mission critical applications such as data centers.

Also in July 2007, we acquired Drilling Technical Supply SA, a privately held French manufacturer of explosion-proof lighting and electrical protection equipment, for approximately $23 million in cash.

During 2006, acquisitions totaled $34 million and consisted primarily of the purchase of the net operating assets of Hi-Tech Fuses, Inc., which manufactures high-voltage, current-limiting fuses sold primarily for utility applications.

During 2008, we had capital expenditures to support our ongoing business plans totaling $42.1 million compared to $40.7 million in 2007 and $44.3 million in 2006. We expect capital expenditures to be approximately $55 million in 2009.

Financing Activities

Cash used in 2008 financing activities included the repurchase of approximately 5.2 million common shares for $161 million, net repayments of $30 million under our $750 million revolving credit facility and other debt repayments of $124 million. Cash used in 2007 financing activities included the repurchase of approximately 2.5 million common shares for $133 million and net proceeds of $420 million under our $750 million revolving credit facility. Cash used in 2006 financing activities included the repurchase of approximately 3.7 million common shares for $201 million and other debt repayments of $151 million. Financing activities also include cash provided by stock options exercised of $2 million, $25 million and $57 million in 2008, 2007 and 2006, respectively. Financing activities reflect the positive impact of $1 million, $7 million and

$11 million associated with incremental tax effects of share-based payment arrangements in 2008, 2007 and 2006, respectively. Cash flows from operating activities have been reduced by a similar amount in each period for share-based arrangements.

$750 million Credit Facility

In October 2007, we amended and restated our unsecured, senior credit facility. No material changes were made in the amendment process other than increasing the amount of available credit. Our revolving credit facility has total availability of $750 million and a five year term expiring in October 2012. All borrowings and other extensions of credit under our revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the revolving credit facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility. At December 31, 2008, $390 million was outstanding under this facility. At December 31, 2007, $420 million was outstanding under this facility.

In 2007, the Corporation entered into an interest rate swap to hedge its exposure to changes in the LIBOR rate on $390 million of borrowings under this facility. See Item 7A.

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

Outstanding letters of credit, which reduced availability under the credit facility, amounted to $11.5 million at December 31, 2008. The letters of credit relate primarily to third-party insurance claims processing.

Other Credit Facilities

We have a EUR 10.0 million (approximately US$14.2 million) committed revolving credit facility with a European bank that has an indefinite maturity. There were no balances outstanding or letters of credit that reduced availability under the European facility at December 31, 2008. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default.

We have a CAN 30.0 million (approximately US$24.7 million) committed revolving credit facility with a Canadian bank that matures in 2011. There were no outstanding balances or letters of credit that reduced availability under the Canadian facility at December 31, 2008. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default.

Other Letters of Credit

As of December 31, 2008, we also had letters of credit in addition to those discussed above that do not reduce availability under our credit facilities. We had $22.9 million of such additional letters of credit that relate primarily to environmental assurances, third-party insurance claims processing, performance guarantees and acquisition obligations.

Compliance and Availability

We are in compliance with all covenants or other requirements set forth in our credit facilities. However, if we fail to be in compliance with the financial or other covenants of our credit agreements, then the credit agreements could be terminated, any outstanding borrowings under the agreements could be accelerated and immediately due, we could have difficulty replacing those credit facilities or obtaining credit facilities in the future.

As of December 31, 2008, the aggregate availability of funds under our credit facilities is approximately $387.4 million, after deducting outstanding letters of credit. Availability is subject to the satisfaction of various covenants and conditions to borrowing. In addition, we repaid $146.8 million in unsecured notes in February 2009 with $125 million obtained from our $750 million revolving credit facility and the remainder from available cash resources. The aggregate availability of funds under our credit facilities immediately after the February 2009 borrowing of $125 million was approximately $262.8 million, after deducting outstanding letters of credit.

Credit Ratings

As of December 31, 2008, we had investment grade credit ratings from Standard & Poor’s, Moody’s Investor Service and Fitch Ratings on our senior unsecured debt. Should these credit ratings drop, repayment under our credit facilities and securities will not be accelerated; however, our credit costs may increase. Similarly, if our credit ratings improve, we could potentially have a decrease in our credit costs. The maturity of any of our debt securities does not accelerate in the event of a credit downgrade.

Debt Securities

Thomas & Betts had the following unsecured debt securities outstanding as of December 31, 2008:

Issue Date	Amount		Interest Rate	Interest Payable	Maturity Date

February 1999	$146.8 million(a	)	6.39%	March 1 and September 1	February 2009
May 2003	$125.0 million		7.25%	June 1 and December 1	June 2013

(a)	We repaid in February 2009 with $125 million obtained from our $750 million revolving credit facility and the remainder from available cash resources.

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

In 2007, our Board of Directors approved a share repurchase plan that authorized us to buy an additional 3,000,000 of our common shares. In 2007, we repurchased, with available cash resources, 200,700 common shares through open-market transactions. During 2008, we repurchased, with available cash resources, the remaining 2,799,300 common shares authorized by this plan through open-market transactions.

In 2008, our Board of Directors approved a share repurchase plan that authorized us to buy an additional 5,000,000 of our common shares. In 2008, we repurchased, with available cash resources, 2,425,000 common shares through open-market transactions. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires in October 2010.

We do not currently pay cash dividends. Future decisions concerning the payment of cash dividends on the common stock will depend upon our results of operations, financial condition, strategic investment opportunities, continued compliance with credit facilities and other factors that the Board of Directors may consider relevant.

As of December 31, 2008, we have $292 million in cash and cash equivalents and $262.8 million of aggregate availability under our credit facilities immediately after the February 2009 borrowing of $125 million referred to above. We renewed our effective shelf registration with the Securities and Exchange Commission on December 3, 2008, utilizing the well-known seasoned issuer (WKSI) process. The registration permits us to issue common stock, preferred stock and debt securities. The registration is effective for a period of three years from the date of filing. We continue to have cash requirements to, among other things, support working capital and capital expenditure needs, service debt and fund our pension plans as required. We generally intend to use available cash and internally generated funds to meet these cash requirements and may borrow under existing credit facilities or access the capital markets as needed for liquidity. Credit markets in 2008 were materially disrupted, significantly limiting the availability of credit. We cannot predict when credit markets will return to a more normal level of activity. To date, our liquidity has not been adversely affected by the current credit market. We believe that we have sufficient liquidity to satisfy both short-term and long-term requirements.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet arrangements.

Refer to Note 19 in the Notes to Consolidated Financial Statements for information regarding our guarantee and indemnification arrangements.

Contractual Obligations

The following table reflects our total contractual cash obligations as of December 31, 2008:

				2010	2012
				through	through
(In millions)	Total	2009		2011	2013	Thereafter

Long-Term Debt Including Current Maturities(b)	$661.0	$148.8	(a)	$0.5	$511.7	$—
Estimated Interest Payments(c)	106.5	30.6		56.3	19.6	—
Operating Lease Obligations	66.5	16.7		24.8	15.4	9.6

Total Contractual Cash Obligations(d)	$834.0	$196.1		$81.6	$546.7	$9.6

(a)	We repaid $146.8 million of unsecured notes in February 2009 with $125 million obtained from our $750 million revolving credit facility and the remainder from available cash resources.

(b)	Includes capital leases.

(c)	Reflects stated interest rates for fixed rate debt (including debt hedged via an interest rate swap) and year-end interest rates for variable rate debt.

(d)	We have liabilities associated with our qualified and non-qualified pension and postretirement benefit plans reflected in our consolidated balance sheet. Future contribution obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. Therefore, the timing of these payments cannot be determined. In addition, in prior years we have made voluntary tax-deductible contributions to our major qualified pension plans that were not legally required. We expect required contributions to our qualified pension plans in 2009 to be minimal; however, if pension assets do not recover a substantial portion of 2008 investment losses, our required contributions in 2010 will increase significantly.

Credit Risk

We continually evaluate the credit risk associated with our customers. Credit risk with respect to trade receivables is mitigated in part by the large number of customers comprising our customer base and their dispersion across many different industries and geographic areas. No customer receivable exceeds 10% of total accounts receivable as of December 31, 2008. See also Risk Factors.

Qualified Pension Plans

We have domestic and foreign qualified pension plans with domestic plans accounting for a substantial portion of total plan liabilities and assets. With the November 2007 merger of Lamson & Sessions Co., we assumed that company’s qualified pension benefit obligations of approximately $86 million. Our contributions to all qualified pension plans was $2 million in 2008, $2 million in 2007 and $2 million in 2006. We expect required contributions to our qualified pension plans in 2009 to be minimal; however, if pension assets do not recover a substantial portion of 2008 investment losses, our required contributions in 2010 will increase significantly. The following information indicates the funded status for our qualified pension plans:

All qualified pension plans:

	December 31,	December 31,
(In millions)	2008	2007

Benefit obligation	$441	$452
Fair value of plan assets	$320	$483

Our qualified pension plan assets at December 31, 2008 and 2007, were included in the following asset categories:

	Plan Assets
	December 31,
	2008	2007

Asset Category
Domestic equity securities	37%	39%
International equity securities	20%	21%
Debt securities	31%	30%
Other, including alternative investments	12%	10%

Total	100%	100%

The financial objectives of our investment policy is (1) to maximize returns in order to minimize contributions and long-term cost of funding pension liabilities, within reasonable and prudent levels of risk, (2) to match liability growth with the objective of fully funding benefits as they accrue and (3) to achieve annualized returns in excess of the policy benchmark. The Corporation’s asset allocation targets are 43% U.S. domestic equity securities, 15% international equity securities, 26% fixed income and high yield debt securities and 16% other, including alternative investments. As of December 31, 2008 and 2007, no pension plan assets were directly invested in Thomas & Betts Corporation common stock.

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

	2008	2007	2006

Weighted-average long-term rates of return used to determine net periodic pension cost	8.41%	8.52%	8.55%

Reflected in the rates above are domestic weighted-average long-term rates of return of 8.75% for 2008, 2007 and 2006.

The assumed discount rates we use for our qualified pension plans represent long-term high quality corporate bond rates commensurate with liability durations of our plans. Discount rates used to determine net periodic pension cost for all qualified pension plans are as follows:

	2008	2007	2006

Discount rates used to determine net periodic pension cost	6.18%	5.62%	5.65%

Reflected in the rates above are domestic discount rates to determine net periodic pension cost of 6.25% in 2008 and 5.75% in 2007 and 2006.

Discount rates used to determine pension benefit obligations as of December 31, 2008 and 2007 for all qualified pension plans were 6.3% and 6.18%, respectively, and reflect domestic discount rates of 6.25% for 2008 and 2007.

The potential impact on the 2008 net periodic pension cost resulting from a hypothetical one-percentage-point change in the assumed weighted-average long-term rate of return while maintaining a constant discount rate would be approximately $5 million. The potential impact on the 2008 net periodic pension cost resulting from a hypothetical one-percentage-point increase in the assumed discount rate while maintaining a constant weighted-average long-term rate of return would be a decrease of approximately $2 million, and a hypothetical one-percentage-point decrease in the assumed discount rate while maintaining a constant weighted-average long-term rate of return would be an increase of approximately $5 million.

Effective January 1, 2008, substantially all domestic defined benefit pension plans were closed to new entrants.

For additional information regarding our qualified and non-qualified pension plans and other post-retirement plans, refer to Note 14 in the Notes to Consolidated Financial Statements.

Lamson & Sessions Co. (“LMS”) Restructuring and Integration Plan

Our senior management began assessing and formulating a restructuring and integration plan as of the acquisition date of LMS. Approval by our senior management and Board of Directors occurred during the first quarter of 2008. The objective of the restructuring and integration plan is to achieve operational efficiencies and eliminate duplicative operating costs resulting from the LMS acquisition. We also intend to achieve greater efficiency in sales, marketing, administration and other operational activities. We identified certain liabilities and other costs for restructuring and integration actions. Included in this amount are approximately $14 million of planned severance costs for involuntary termination of approximately 320 employees of LMS and approximately $8 million of lease cancellation costs associated with the closure of LMS distribution centers. Severance and lease cancellation costs reflect cash paid or to be paid for these actions. Integration costs were recognized as incurred and either expensed or capitalized, as appropriate. The amount recognized in 2008 in cost of sales as integration expense was approximately $3 million. The actions required by the plan began soon after the plan was approved, including the communication to affected employees of our intent to terminate as soon as possible.

We ceased operations at all LMS distribution centers during the second quarter of 2008, consolidating these activities into our existing distribution centers. As of December 31, 2008, approximately 290 employees have been involuntary terminated under the plan. Payments associated with certain of the restructuring and integration actions taken are expected to extend beyond 2008 due to compliance with applicable regulations and other considerations. The cash payments necessary to fund the plan are expected to come from operations or available cash resources including restricted cash. Beginning in 2009, annual net savings from these actions are expected to approximate $18 million as a consequence of the reduction in total employment and the consolidation of distributions centers.

During 2008, we completed the sale of the pipe businesses of the held-for-sale operations and the LMS headquarters building that were acquired as part of the LMS acquisition. The net proceeds from these sales totaled approximately $70 million and resulted in a loss of approximately $8 million recorded in discontinued operations. Net proceeds included a note receivable of approximately $4 million that is due in quarterly installments through December 2011.

Recently Issued Accounting Standards

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

Effective January 1, 2008, the Corporation adopted SFAS No. 157, “Fair Value Measurements,” for measuring “financial” assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 related to certain “nonfinancial” assets and liabilities are effective for the Corporation’s financial statements beginning in 2009. We do not believe the impact of adopting SFAS No. 157 will be material.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (sometimes called a minority interest) in a subsidiary and for the deconsolidation of a subsidiary and to provide consistency with SFAS No. 141. SFAS No. 160 is effective for our financial statements beginning in 2009. We do not believe the impact of adopting SFAS No. 160 will be material.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for our financial statements beginning in 2009. We do not believe the impact of adopting SFAS No. 161 will be material.

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

Interest Rate Risk

During the fourth quarter of 2007, we entered into a forward-starting interest rate swap for a notional amount of $390 million. The notional amount reduces to $325 million on December 15, 2010, $200 million on December 15, 2011 and $0 on October 1, 2012. The interest rate swap hedges $390 million of our exposure to changes in interest rates on borrowings under our $750 million credit facility. We have designated the interest rate swap as a cash flow hedge for accounting purposes. Under the interest rate swap, we receive variable one-month LIBOR and pay a fixed rate of 4.86%. As of December 31, 2008, we recorded a swap liability of $39.7 million and a related contra equity amount, net of tax, of $24.4 million in accumulated other comprehensive income. We recognized a $0.1 million benefit to interest expense in 2008 and a $0.5 million charge in 2007 for the ineffective portion of the swap.

The following table reflects our interest rate sensitive derivative financial instruments as of December 31, 2008:

						December 31,
	Expected Maturity Date					2008
	December 31,					Fair Value
(In millions)	2009	2010	2011	2012	2013	(Liability)

Interest Rate Swaps:
Variable to Fixed	$390.0	$390.0	$325.0	$200.0	$—	$(39.7)
Average pay rate	4.86%	4.86%	4.86%	4.86%	4.86%
Average receive rate	1-month LIBOR	1-month LIBOR	1-month LIBOR	1-month LIBOR	1-month LIBOR

Interest expense, net includes a charge of $0.8 million in 2006 associated with previous interest rate swap agreements that effectively converted certain fixed rate debt to floating rates.

Forward Foreign Exchange Contracts

We had no outstanding forward sale or purchase contracts as of December 31, 2008. During 2007, we entered into currency forward exchange contracts that amortized monthly in 2008. The contracts were not designated as a hedge for accounting purposes. These contracts were intended to reduce cash flow volatility from exchange rate risk related to a short-term intercompany financing transaction. Under the terms of the contracts, we sold U.S. dollars at current spot rates and purchased Canadian dollars at a fixed forward exchange rate. During 2008 and 2007, we recognized a mark-to-market loss of $0.7 million on these contracts and a mark-to-market gain on these contracts of $0.7 million, respectively, that effectively matched foreign exchange gains on the short-term intercompany financing transaction. The currency forward exchange contracts were reflected in the balance sheet at a fair value asset of $0.7 million as of December 31, 2007. During 2006, we had no mark-to-market adjustments for forward foreign exchange contracts.

Commodities Futures Contracts

During 2008, 2007 and 2006, we had no outstanding commodities futures contracts. We are exposed to risk from fluctuating prices for certain materials used to manufacture our products, such as: steel, aluminum, copper, zinc, resins and rubber compounds. At times, some of the risk associated with usage of aluminum, copper and zinc has been mitigated through the use of futures contracts that fixed the price we paid for a commodity.

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

The Board of Directors of the Corporation has an Audit Committee composed of non-management Directors. The committee meets periodically with financial management, the internal auditors and the independent registered public accounting firm to review accounting, control, auditing and financial reporting matters.

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

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008. KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting as of December 31, 2008.

/s/ Dominic J. Pileggi Chairman, President and Chief Executive Officer	/s/ Kenneth W. Fluke Senior Vice President and Chief Financial Officer	/s/ William E. Weaver, Jr. Vice President — Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Thomas & Betts Corporation:

We have audited the accompanying consolidated balance sheets of Thomas & Betts Corporation and subsidiaries (the Corporation) as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thomas & Betts Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Corporation adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Thomas & Betts Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2009 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/  KPMG LLP
KPMG LLP
Memphis, Tennessee
February 17, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Thomas & Betts Corporation:

We have audited Thomas and Betts Corporation’s (the Corporation) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Thomas and Betts Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Thomas & Betts Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2008, and our report dated February 17, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
KPMG LLP
Memphis, Tennessee
February 17, 2009

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006

Net sales	$2,473,824	$2,136,888	$1,868,689
Cost of sales	1,697,844	1,475,347	1,298,347

Gross profit	775,980	661,541	570,342
Selling, general and administrative	430,717	371,853	323,577
Intangible asset impairment	32,700	—	—

Earnings from operations	312,563	289,688	246,765
Interest expense, net	(43,426)	(23,521)	(14,840)
Other (expense) income, net	(7,737)	(2,276)	1,517
Gain on sale of equity interest	169,684	—	—

Earnings from continuing operations before income taxes	431,084	263,891	233,442
Income tax provision	157,398	80,215	58,312

Net earnings from continuing operations	273,686	183,676	175,130
Loss from discontinued operations, net	(8,355)	(460)	—

Net earnings	$265,331	$183,216	$175,130

Basic earnings (loss) per share:
Continuing operations	$4.84	$3.17	$2.90
Discontinued operations	(0.15)	(0.01)	—

Net earnings	$4.69	$3.16	$2.90

Diluted earnings (loss) per share:
Continuing operations	$4.79	$3.13	$2.85
Discontinued operations	(0.15)	(0.01)	—

Net earnings	$4.64	$3.12	$2.85

Average shares outstanding:
Basic	56,566	57,926	60,434
Diluted	57,159	58,720	61,447

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	As of December 31,
	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$292,494	$149,926
Restricted cash	7,971	16,683
Marketable securities	112	221
Receivables, net of allowances of $91,419 and $85,356	229,160	280,948
Inventories	278,098	271,989
Deferred income taxes	33,983	57,278
Prepaid income taxes	9,090	6,953
Other current assets	15,885	15,439
Assets of discontinued operations	—	106,478

Total Current Assets	866,793	905,915

Property, plant and equipment, net	299,077	305,959
Goodwill	880,410	873,574
Other intangible assets, net	274,672	299,370
Investments in unconsolidated companies	5,050	115,300
Other assets	84,600	67,668

Total Assets	$2,410,602	$2,567,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$148,751	$116,157
Accounts payable	180,750	180,333
Accrued liabilities	138,553	143,606
Income taxes payable	7,947	10,731
Liabilities of discontinued operations	—	18,146

Total Current Liabilities	476,001	468,973

Long-Term Liabilities
Long-term debt, net of current maturities	512,193	695,048
Long-term benefit plan liabilities	185,472	63,066
Deferred income taxes	9,881	48,888
Other long-term liabilities	82,398	62,877
Contingencies (Note 19)
Shareholders’ Equity
Common stock	5,263	5,770
Additional paid-in capital	69,082	207,690
Retained earnings	1,267,295	1,001,997
Accumulated other comprehensive income (loss)	(196,983)	13,477

Total Shareholders’ Equity	1,144,657	1,228,934

Total Liabilities and Shareholders’ Equity	$2,410,602	$2,567,786

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2008	2007	2006

Cash Flows from Operating Activities:
Net earnings	$265,331	$183,216	$175,130
Adjustments:
Depreciation and amortization	80,441	57,766	47,842
Intangible asset impairment	32,700	—	—
Share-based compensation expense	19,423	12,477	11,919
Deferred income taxes	(10,257)	6,672	2,031
Incremental tax benefits from share-based payment arrangements	(611)	(7,192)	(11,320)
Gain on sale of equity interest	(169,684)	—	—
Loss on sale of divested business	8,067	—	—
Changes in operating assets and liabilities, net:
Receivables	44,997	6,541	(11,441)
Inventories	(2,981)	14,961	(15,927)
Accounts payable	9,337	(24,716)	3,534
Accrued liabilities	(14,765)	6,755	(6,841)
Income taxes payable	6,575	15,666	8,163
Lamson & Sessions change in control payments	(13,556)	—	—
Merger-related transaction costs incurred by Lamson & Sessions	—	(8,803)	—
Other	2,844	(1,983)	18,078

Net cash provided by (used in) operating activities	257,861	261,360	221,168

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(42,094)	(40,713)	(44,345)
Purchases of businesses, net of cash acquired	(90,571)	(752,912)	(34,031)
Proceeds from sale of equity interest, net	280,000	—	—
Proceeds from sale of businesses, net	65,378	—	—
Restricted cash (established) used for change in control payments	8,712	(16,683)	—
Proceeds from sale of property, plant and equipment	2,758	373	659
Marketable securities acquired	—	(48)	(121,665)
Proceeds from marketable securities	89	205	413,438

Net cash provided by (used in) investing activities	224,272	(809,778)	214,056

Cash Flows from Financing Activities:
Repurchase of common shares	(161,461)	(132,958)	(200,796)
Revolving credit facility proceeds (repayments), net	(30,000)	420,000	—
Repayment of debt and other borrowings	(123,718)	(1,016)	(150,896)
Stock options exercised	1,883	24,618	57,119
Incremental tax benefits from share-based payment arrangements	611	7,192	11,320

Net cash provided by (used in) financing activities	(312,685)	317,836	(283,253)

Effect of exchange-rate changes on cash and cash equivalents	(26,880)	9,540	2,255

Net increase (decrease) in cash and cash equivalents	142,568	(221,042)	154,226
Cash and cash equivalents, beginning of year	149,926	370,968	216,742

Cash and cash equivalents, end of year	$292,494	$149,926	$370,968

Cash payments for interest	$47,569	$33,329	$33,016
Cash payments for income taxes	$154,510	$54,916	$44,896

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(In thousands)

						Accumulated
						Other
			Additional		Nonvested	Comprehensive	Comprehensive
	Common Stock		Paid-In	Retained	Restricted	Income	Income
	Shares	Amount	Capital	Earnings	Stock	(Loss)	(Loss)	Total

Balance at December 31, 2005	61,089	$6,109	$411,985	$643,651	$(2,098)	$(7,057)		$1,052,590

Net earnings	—	—	—	175,130	—	—	$175,130	175,130
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	—	—	18,411	18,411
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	(10)	(10)
Minimum pension liability	—	—	—	—	—	—	821	821

Other comprehensive income	—	—	—	—	—	19,222	19,222	—

Comprehensive income	—	—	—	—	—	—	$194,352	—

Repurchase of common shares	(3,668)	(367)	(200,429)	—	—	—		(200,796)
Stock options and incentive awards	2,052	198	56,895	—	—	—		57,093
Share-based compensation	—	—	12,196	—	—	—		12,196
Tax benefits realized from share-based payment arrangements	—	—	15,937	—	—	—		15,937
Adoption of SFAS No. 123R	—	(16)	(2,082)	—	2,098	—		—
Adoption of SFAS No. 158	—	—	—	—	—	(63,013)		(63,013)

Balance at December 31, 2006	59,473	$5,924	$294,502	$818,781	$—	$(50,848)		$1,068,359

Net earnings	—	—	—	183,216	—	—	$183,216	183,216
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	—	—	52,515	52,515
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	(3)	(3)
Unrealized gain (loss) on interest rate swap	—	—	—	—	—	—	(8,141)	(8,141)
Defined benefit pension and other post retirement plans	—	—	—	—	—	—	19,954	19,954

Other comprehensive income	—	—	—	—	—	64,325	64,325	—

Comprehensive income	—	—	—	—	—	—	$247,541	—

Repurchase of common shares	(2,531)	(253)	(132,705)	—	—	—		(132,958)
Stock options and incentive awards	1,046	99	24,557	—	—	—		24,656
Share-based compensation	—	—	12,444	—	—	—		12,444
Tax benefits realized from share-based payment arrangements	—	—	8,892	—	—	—		8,892

Balance at December 31, 2007	57,988	$5,770	$207,690	$1,001,997	$—	$13,477		$1,228,934

Net earnings	—	—	—	265,331	—	—	$265,331	265,331
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	—	—	(104,355)	(104,355)
Unrealized gain (loss) on interest rate swap	—	—	—	—	—	—	(16,263)	(16,263)
Defined benefit pension and other post retirement plans	—	—	—	—	—	—	(89,842)	(89,842)

Other comprehensive loss	—	—	—	—	—	(210,460)	(210,460)	—

Comprehensive income	—	—	—	—	—	—	$54,871	—

Repurchase of common shares	(5,224)	(522)	(160,939)	—	—	—		(161,461)
Stock options and incentive awards	525	15	1,910	—	—	—		1,925
Share-based compensation	—	—	19,824	—	—	—		19,824
Tax benefits realized from share-based payment arrangements	—	—	597	—	—	—		597
SFAS No. 158 measurement date adjustment	—	—	—	(33)	—	—		(33)

Balance at December 31, 2008	53,289	$5,263	$69,082	$1,267,295	$—	$(196,983)		$1,144,657

Preferred Stock: Authorized 1,000,000 shares, par value $0.10 per share. None issued.

Common Stock: Authorized 250,000,000 shares, par value $0.10 per share.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

1.	Nature of Operations

Thomas & Betts Corporation is a leading designer and manufacturer of electrical components used in industrial, construction, retail, utility and communications markets. The Corporation is also a leading producer of highly engineered steel structures, used primarily for utility transmission, and commercial heating units. The Corporation has operations in approximately 20 countries. Manufacturing, marketing and sales activities are concentrated primarily in North America and Europe. Thomas & Betts pursues growth through market penetration, new product development, and acquisitions.

The Corporation sells its products through the following channels: 1) electrical, utility, telephone, cable, and heating, ventilation and air-conditioning distributors; 2) through mass merchandisers, catalog merchandisers and home improvement centers; and 3) directly to original equipment manufacturers, utilities and certain end-users.

2.	Summary of Significant Accounting Policies

Basis of Presentation:  The consolidated financial statements include the accounts of the Corporation and its controlled domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. When appropriate, (1) the equity method of accounting is used for investments in non-controlled affiliates in which the Corporation’s ownership ranges from 20 to 50 percent, or in instances in which the Corporation is able to exercise significant influence, but not control, (2) the Corporation consolidates all investments in affiliates, which are not considered variable interest entities, in which the Corporation’s ownership exceeds 50 percent or where the Corporation has control, and (3) the Corporation provides for minority interests in consolidated subsidiaries for which the Corporation’s ownership is less than 100 percent.

Certain reclassifications have been made to prior periods to conform to the current year presentation.

Use of Estimates:  The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the applicable reporting period. Due to the inherent uncertainty involved in making estimates, actual results could differ from those estimates.

Cash and Cash Equivalents:  Cash equivalents consist of high-quality money market investments and other investments with maturities at the date of purchase of less than 90 days that have a low risk of change in value. Foreign currency cash flows have been converted to U.S. dollars at applicable weighted-average exchange rates or the exchange rates in effect at the time of the cash flows, where determinable.

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

persuasive evidence of an arrangement exists and the sales price is fixed or determinable. The Corporation also recognizes revenue for service agreements over the applicable service periods. Sales discounts, quantity and price rebates, and allowances are estimated based on contractual commitments and experience and recorded as a reduction of revenue in the period in which the sale is recognized. Quantity rebates are in the form of volume incentive discount plans, which include specific sales volume targets or year-over-year sales volume growth targets for specific customers. Certain distributors can take advantage of price rebates by subsequently reselling the Corporation’s products into targeted construction projects or markets. Following a distributor’s sale of an eligible product, the distributor submits a claim for a price rebate. The Corporation provides allowances for doubtful accounts when credit losses are both probable and estimable. A number of distributors, primarily in the Electrical segment, have the right to return goods under certain circumstances and those returns, which are reasonably estimable, are accrued as a reduction of revenue at the time of shipment.

Foreign Currency Translation:  Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted-average exchange rate for each period for revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as accumulated other comprehensive income (loss). Where the transaction currency differs from the functional currency, translation adjustments are recorded in income.

Credit Risk:  Credit risk with respect to trade receivables is not highly concentrated as a large number of customers comprise the Corporation’s customer base and they are dispersed across many different industries and geographic areas.

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

Goodwill and Other Intangible Assets:  The Corporation follows the provisions of Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. Under SFAS No. 141, all assets and liabilities acquired in a business combination, including goodwill, indefinite-lived intangibles and other intangibles, are recorded at fair value. The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the fair value of the acquired assets and liabilities. Goodwill consists principally of the excess of cost over the fair value of net assets acquired in business combinations and is not amortized. Other intangible assets as of December 31, 2008 and 2007, include identifiable intangible assets with indefinite lives totaling approximately $83 million and $102 million, respectively, and identifiable

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

intangible assets with finite lives totaling approximately $192 million and $198 million, respectively. Intangible assets with indefinite lives are not amortized and intangible assets with finite lives are amortized over periods ranging from 1 to 15 years. For each amortizable intangible asset, the Corporation uses a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed. If that pattern cannot be reliably determined, the straight-line amortization method is used.

The Corporation also follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires an annual impairment test of goodwill and indefinite-lived intangible assets. The Corporation performs its annual impairment assessment as of the beginning of the fourth quarter of each year, unless circumstances dictate more frequent interim assessments. In evaluating when an interim assessment is necessary, the Corporation considers, among other things, the trading level of the Corporation’s common stock, changes in expected future cash flows and mergers and acquisitions involving companies in its industry.

Under the provisions of SFAS No. 142, each test of goodwill requires us to determine the fair value of each reporting unit and compare the fair value to the reporting unit’s carrying amount. SFAS No. 142 defines a reporting unit as an operating segment or one level below an operating segment. The Corporation determines the fair value of its reporting units using a combination of three valuation methods: market multiple approach; discounted cash flow approach; and comparable transactions approach. The market multiple approach provides indications of value based on market multiples for public companies involved in similar lines of business. The discounted cash flow approach calculates the present value of projected future cash flows using appropriate discount rates. The comparable transactions approach provides indications of value based on an examination of recent transactions in which companies in similar lines of business were acquired. The fair values derived from these three valuation methods are then blended to arrive at a single value for each reporting unit. The Corporation’s determination of fair values as of the beginning of the fourth quarter of 2008 involved a weighting of 25% to the market multiple approach, 50% to the discounted cash flow approach and 25% to the comparable transactions approach. The Corporation then reconciles the total values for all reporting units to its market capitalization and evaluate the reasonableness of the implied control premium.

To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the Corporation must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

Methods used to determine fair values for indefinite-lived intangible assets involve customary valuation techniques that are applicable to the particular class of intangible asset and apply inputs and assumptions that management believes a market participant would use.

The Corporation’s annual assessment as of the beginning of the fourth quarter of 2008 of intangible assets with indefinite lives concluded that the fair value of such assets in the Electrical segment were impaired by $32.7 million. Additionally, the Corporation’s annual assessment as of the

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

beginning of the fourth quarter of 2008 concluded that there was no impairment of goodwill. Circumstances subsequent to the 2008 annual assessment did not warrant the Corporation performing an interim review of goodwill or indefinite-lived intangible assets. See Note 8.

Long-Lived Assets:  The Corporation follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. For purposes of recognizing and measuring impairment of long-lived assets, the Corporation evaluates assets at the lowest level of identifiable cash flows for associated product groups. The Corporation reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of the primary asset in the associated product groups is less than the carrying amount of the assets, the assets are considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, the Corporation estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to dispose.

Income Taxes:  The Corporation uses the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities and requires an evaluation of asset realizability based on a more-likely-than-not criteria.

The Corporation’s policy is to record interest and penalties associated with the underpayment of income taxes as a component of income tax expense.

On January 1, 2007, the Corporation adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). Beginning with the adoption of FIN 48, the Corporation recognizes the effect of income tax positions only if those positions are more-likely-than-not of being sustained.

Environmental Costs:  Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of currently available facts related to each site.

Pension and Other Postretirement Benefit Plans:  The Corporation and its subsidiaries have several defined benefit pension plans covering substantially all employees. The Corporation follows the provisions of SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” These plans generally provide pension benefits that are based on compensation levels and years of service. Minimum annual required contributions to the plans, if any, are based on laws and regulations of the applicable countries. Effective January 1, 2008, substantially all domestic defined benefit pension plans are closed to new entrants. The Corporation discloses information about its pension plans and other postretirement benefit plans in accordance

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

with SFAS No. 132 (Revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”

The Corporation provides certain health-care and life insurance benefits to certain retired employees. The Corporation follows the provisions of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” for the recognition of postretirement benefits. The Corporation is recognizing the estimated liability for those benefits over the estimated lives of the individuals covered and is not pre-funding that liability. All of these plans are essentially closed to new entrants.

The Corporation follows the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires the Corporation to record the overfunded or underfunded status of benefit plans on its balance sheet. Changes in funded status are required to be recognized through comprehensive income in the year in which the change occurs. The December 31, 2006 adoption of SFAS No. 158 resulted in a decrease in accumulated other comprehensive income of $63 million. Effective December 31, 2008, SFAS No. 158 also requires the use of the Corporation’s December 31 fiscal year end to account for the Corporation’s pension and other postretirement plans. The impact of eliminating the use of an earlier measurement date for certain of the Corporation’s pension plans resulted in a decrease in retained earnings of $33 thousand.

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

Fair Value Measurements:  Effective January 1, 2008, the Corporation adopted SFAS No. 157, “Fair Value Measurements,” for measuring “financial” assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 related to certain “nonfinancial” assets and liabilities are effective for the Corporation’s financial statements beginning in 2009. The Corporation believes the impact of this remaining requirement will be immaterial.

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

Effective January 1, 2008, the Corporation adopted SFAS No. 157, “Fair Value Measurements,” for measuring “financial” assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 related to certain “nonfinancial” assets and liabilities are effective for the Corporation’s financial statements beginning in 2009. The Corporation does not believe the impact of adopting SFAS No. 157 will be material.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (sometimes called a minority interest) in a subsidiary and for the deconsolidation of a subsidiary and to provide consistency with SFAS No. 141. SFAS No. 160 is effective for the Corporation’s financial statements beginning in 2009. The Corporation does not believe the impact of adopting SFAS No. 160 will be material.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Corporation’s financial statements beginning in 2009. The Corporation does not believe the impact of adopting SFAS No. 161 will be material.

3.	Acquisitions

The Corporation completed two acquisitions in 2008: The Homac Manufacturing Company and Boreal Braidings Inc.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

3.	Acquisitions (Continued)

The following is supplemental cash flow information regarding the Corporation’s acquisitions in 2008:

(In millions)

Fair value of assets acquired	$122
Less liabilities assumed	(30)

Net assets acquired	92
Less cash acquired	(1)

Purchases of businesses, net of cash acquired	$91

2008

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

2007

The Corporation completed four acquisitions in 2007: Lamson & Sessions Co., Joslyn Hi-Voltage, Power Solutions and Drilling Technical Supply SA.

The following is supplemental cash flow information regarding the Corporation’s acquisitions in 2007:

(In millions)

Fair value of assets acquired	$1,000
Less liabilities assumed	(240)

Net assets acquired	760
Less cash acquired	(7)

Purchases of businesses, net of cash acquired	$753

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

3.	Acquisitions (Continued)

Lamson & Sessions Co.

The merger of Lamson & Sessions Co. (“LMS” or “Lamson & Sessions”) into Thomas & Betts Corporation was completed in November 2007 for approximately $450 million. LMS is a North American supplier of non-metallic electrical boxes, fittings, flexible conduit, and PVC and HDPE pipe. The LMS acquisition broadened the Corporation’s existing product portfolio and enhanced its market position with distributors and end users of electrical products. As a result of the merger, LMS became a wholly-owned subsidiary of Thomas & Betts Corporation. Thomas & Betts Corporation funded the LMS acquisition through the use of its $750 million revolving credit facility. The results of these operations have been included in the consolidated financial statements of the Corporation since the acquisition date.

The following table summarizes the fair values for the assets acquired and liabilities assumed at the date of acquisition:

(In millions)

Current assets (primarily receivables and inventories)	$153
Property, plant and equipment	63
Long-term assets	16
Goodwill and other intangible assets	408

Total assets acquired	640
Current liabilities	(80)
Long-term liabilities	(105)

Net assets acquired	$455

Of the $408 million of goodwill and other intangible assets, approximately $60 million has been assigned to intangible assets with infinite lives (consisting of trade/brand names) and approximately $123 million has been assigned to intangible assets with estimated lives ranging up to 11 years (consisting primarily of customer relationships). Goodwill and other intangible assets are not deductible for tax purposes. All of the goodwill and other intangible assets have been assigned to the Corporation’s Electrical segment.

The Corporation decided to divest its rigid polyvinyl chloride (PVC) and high-density polyethylene (HDPE) conduit, duct and pressure pipe businesses, which were acquired as part of the LMS acquisition. The Corporation retained a financial advisor to assist with the sale of these operations. The operations associated with these businesses since the date of acquisition have been reflected as discontinued operations in the accompanying consolidated statements of operations and the assets and liabilities associated with these businesses, as applicable, were reflected as held-for-sale in the accompanying consolidated balance sheet as of December 31, 2007. During the third quarter of 2008, the Corporation completed the sale of the PVC pipe portion of these operations and the LMS headquarters building, and, during the fourth quarter of 2008, the Corporation completed the sale of the HDPE portion of these operations. The net proceeds from these sales totaled approximately $70 million, which included a note receivable of approximately $4 million that is due in quarterly installments through December 2011. These sales resulted in a loss of $8.1 million that was recorded in discontinued operations. Discontinued operations in 2008

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

3.	Acquisitions (Continued)

reflected net sales of approximately $164 million, loss before income taxes of $12.9 million, income tax benefit of $4.5 million and net loss of $8.4 million. Discontinued operations in 2007 reflected net sales of approximately $32 million, loss before income taxes of $0.7 million, income tax benefit of $0.2 million and net loss of $0.5 million. As of December 31, 2008, all LMS held-for-sale net assets have been sold.

The Corporation’s senior management began assessing and formulating a restructuring and integration plan as of the acquisition date of LMS. Approval of the plan by the Corporation’s senior management and Board of Directors occurred during the first quarter of 2008. The objective of the restructuring and integration plan is to achieve operational efficiencies and eliminate duplicative operating costs resulting from the LMS acquisition. The Corporation also intends to achieve greater efficiency in sales, marketing, administration and other operational activities. The Corporation identified certain liabilities and other costs for restructuring and integration actions. Included in this amount are approximately $14 million of planned severance costs for involuntary termination of approximately 320 employees of LMS and approximately $8 million of lease cancellation costs associated with the closure of LMS distribution centers, which have been recorded as part of the Corporation’s purchase price allocation of LMS. Severance and lease cancellation costs have been reflected in the Corporation’s balance sheet in accrued liabilities and reflect cash paid or to be paid for these actions. Integration costs were recognized as incurred and either expensed or capitalized, as appropriate. The amount recognized in cost of sales as integration expense during 2008 was approximately $3 million. The actions required by the plan began soon after the plan was approved, including the communication to affected employees of the Corporation’s intent to terminate as soon as possible.

The Corporation ceased operations at all LMS distribution centers during the second quarter of 2008, consolidating these activities into its existing distribution centers. As of December 31, 2008, approximately 290 employees have been involuntarily terminated under the plan. Payments associated with certain of the restructuring and integration actions taken are expected to extend beyond 2008 due to compliance with applicable regulations and other considerations. The cash payments necessary to fund the plan are expected to come from operations or available cash resources including restricted cash.

Activities related to the LMS accrual for restructuring during the year ended December 31, 2008 are as follows:

	Work Force		Facility
(In millions)	Reductions		Closures	Total

Balance at December 31, 2007	$—		$—	$—
Restructuring accrual additions	14.3		7.6	21.9
Cost/payments charged against reserves	(5.2)		(2.5)	(7.7)

Balance at December 31, 2008	$9.1	(a)	$5.1	$14.2

(a)	A substantial portion of this balance will be satisfied through the use of restricted cash on-hand as of December 31, 2008.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

3.	Acquisitions (Continued)

Joslyn Hi-Voltage and Power Solutions

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

The following table summarizes fair values for the assets acquired and liabilities assumed at the date of acquisition:

(In millions)

Current assets (primarily receivables and inventories)	$52
Property, plant and equipment	8
Long-term assets	7
Goodwill and other intangible assets	251

Total assets acquired	318
Current liabilities	(35)
Long-term liabilities	(1)

Net assets acquired	$282

Of the $251 million of goodwill and other intangible assets, approximately $36 million has been assigned to intangible assets with infinite lives (consisting of trade/brand names) and approximately $64 million has been assigned to intangible assets with estimated lives up to 12 years (consisting primarily of customer relationships). Additionally, approximately $1 million was assigned to in-process research and development assets and expensed as of the acquisition date. Goodwill and other intangible assets are expected to be deductible for tax purposes. The write-off of in-process research and development assets was included in selling, general and administrative expenses in the Corporation’s 2007 consolidated statements of operations. All of the goodwill and other intangible assets have been assigned to the Corporation’s Electrical segment.

Drilling Technical Supply SA

In July 2007, the Corporation acquired Drilling Technical Supply SA, a privately held French manufacturer of explosion-proof lighting and electrical protection equipment, for approximately $23 million in cash. The purchase price allocation resulted in goodwill of approximately $11 million and other intangible assets of approximately $9 million, all of which was assigned to the Corporation’s Electrical segment.

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

4.	Basic and Diluted Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

(In thousands, except per share data)	2008	2007	2006

Net earnings from continuing operations	$273,686	$183,676	$175,130
Loss from discontinued operations, net	(8,355)	(460)	—

Net earnings	$265,331	$183,216	$175,130

Basic shares:
Average shares outstanding	56,566	57,926	60,434

Basic earnings (loss) per share:
Continuing operations	$4.84	$3.17	$2.90
Discontinued operations	(0.15)	(0.01)	—

Net earnings	$4.69	$3.16	$2.90

Diluted shares:
Average shares outstanding	56,566	57,926	60,434
Additional shares on the potential dilution from stock options and nonvested restricted stock	593	794	1,013

	57,159	58,720	61,447

Diluted earnings (loss) per share:
Continuing operations	$4.79	$3.13	$2.85
Discontinued operations	(0.15)	(0.01)	—

Net earnings	$4.64	$3.12	$2.85

The Corporation had stock options that were out-of-the-money which were excluded because of their anti-dilutive effect. Such out-of-the-money options related to 1,574,000 shares of common stock in 2008, 265,000 shares in 2007 and 501,000 shares in 2006.

5.	Gain on Sale of Equity Interest

In 1994, the Corporation purchased a minority interest in Leviton Manufacturing Company (“Leviton”), a leading U.S. manufacturer of wiring devices. During the second quarter of 2008, the Corporation sold its entire minority interest back to Leviton for net proceeds of $280 million. Net proceeds reflect $300 million from Leviton, which was offset in part by a $20 million contingent payment triggered by the sale of shares. The transaction resulted in a pre-tax gain of approximately $170 million. In the event of any subsequent sale of Leviton shares within the next three years at a price per share higher than the value reflected in this transaction, Leviton has agreed to pay the Corporation its pro-rata share of the excess.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

6.	Inventories

The following table reflects inventories at December 31, 2008 and 2007:

(In thousands)	2008	2007

Finished goods	$134,589	$133,445
Work-in-process	28,595	34,564
Raw materials	114,914	103,980

Total inventories	$278,098	$271,989

7.	Property, Plant and Equipment

The following table reflects property, plant and equipment at December 31, 2008 and 2007:

(In thousands)	2008	2007

Land	$22,083	$20,707
Building	194,887	200,544
Machinery and equipment	686,985	680,864
Construction-in-progress	14,179	13,829

Gross property, plant and equipment	918,134	915,944
Less: Accumulated depreciation	619,057	609,985

Net property, plant and equipment	$299,077	$305,959

8.	Goodwill and Other Intangible Assets

The following table reflects activity for goodwill by segment during the three years ended December 31, 2008:

			Other —
	Balance at		Primarily	Balance at
	Beginning of		Currency	End of
(In thousands)	Year	Additions	Translation	Year

2008
Electrical	$808,099	$49,955	$(43,106)	$814,948
Steel Structures	64,759	—	—	64,759
HVAC	716	—	(13)	703

	$873,574	$49,955	$(43,119)	$880,410

2007
Electrical	$424,802	$367,018	$16,279	$808,099
Steel Structures	64,759	—	—	64,759
HVAC	649	—	67	716

	$490,210	$367,018	$16,346	$873,574

2006
Electrical	$397,465	$18,265	$9,072	$424,802
Steel Structures	64,759	—	—	64,759
HVAC	586	—	63	649

	$462,810	$18,265	$9,135	$490,210

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

8.	Goodwill and Other Intangible Assets (Continued)

The following table reflects activity for other intangible assets during the three years ended December 31, 2008:

					Other —
	Balance at				Primarily	Balance at
	Beginning of		Impairment	Amortization	Translation	End of
(In thousands)	Year	Additions	Charges	Expense	Adjustment	Year

2008
Intangible assets subject to amortization	$206,363	$21,924	$—	$—	$(1,535)	$226,752
Accumulated amortization	(8,636)	—	—	(26,582)	333	(34,885)

	197,727	21,924	—	(26,582)	(1,202)	191,867
Other Intangible assets not subject to amortization	101,643	14,034	(32,700)	—	(172)	82,805

Total	$299,370	$35,958	$(32,700)	$(26,582)	$(1,374)	$274,672

2007
Intangible assets subject to amortization	$12,607	$193,212	$—	$—	$544	$206,363
Accumulated amortization	(620)	—	—	(8,004)	(12)	(8,636)

	11,987	193,212	—	(8,004)	532	197,727
Other Intangible assets not subject to amortization	4,841	96,298	—	—	504	101,643

Total	$16,828	$289,510	$—	$(8,004)	$1,036	$299,370

2006
Intangible assets subject to amortization	$299	$12,298	$—	$—	$10	$12,607
Accumulated amortization	(172)	—	—	(438)	(10)	(620)

	127	12,298	—	(438)	—	11,987
Other Intangible assets not subject to amortization	4,370	—	—	—	471	4,841

Total	$4,497	$12,298	$—	$(438)	$471	$16,828

The Corporation’s annual assessment as of the beginning of the fourth quarter of 2008 of intangible assets with indefinite lives concluded that the fair value associated with certain trade name intangible assets in the Electrical segment were impaired by $32.7 million. This charge reflects the impact of revised future revenue assumptions, driven by the current economic environment, used to value trade name intangible assets, primarily for Lamson & Sessions Co.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

8.	Goodwill and Other Intangible Assets (Continued)

The following table reflects other intangible assets at December 31, 2008, 2007 and 2006:

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
(In thousands)	Amount	Amortization	Amount	Period

2008
Other Intangible assets subject to amortization:
Customer Relationships	$210,224	$(26,690)	$183,534	11 years
Other	16,528	(8,195)	8,333	6 years

Total	$226,752	$(34,885)	191,867

Other Intangible assets not subject to amortization:
Trade Names			80,968
Other			1,837

Total			82,805

Total other intangible assets			$274,672

2007
Other Intangible assets subject to amortization:
Customer Relationships	$186,530	$(4,045)	$182,485	11 years
Other	19,833	(4,591)	15,242	5 years

Total	$206,363	$(8,636)	197,727

Other Intangible assets not subject to amortization:
Trade Names			99,772
Other			1,871

Total			101,643

Total other intangible assets			$299,370

2006
Other Intangible assets subject to amortization:
Customer Relationships	$8,900	$(205)	$8,695	15 years
Other	3,707	(415)	3,292	6 years

Total	$12,607	$(620)	11,987

Other Intangible assets not subject to amortization:
Trade Names			3,146
Other			1,695

Total			4,841

Total other intangible assets			$16,828

Amortization of other intangible assets is included in selling, general and administrative expenses in the Corporation’s consolidated statements of operations.

Amortization expense estimates for each of the five years subsequent to 2008 are as follows:

(In millions)

2009	$26
2010	26
2011	24
2012	22
2013	20

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

9.	Income Taxes

Overview

The Corporation’s income tax provisions for 2008, 2007 and 2006 were $157.4 million (effective rate of 36.5%), $80.2 million (effective rate of 30.4%), and $58.3 million (effective rate of 25.0%), respectively. Both 2008 and 2006 effective tax rates reflect significant income tax adjustments as discussed below. The increase in the 2008 effective rate over 2007 also reflects the impact on domestic pre-tax earnings of the gain on sale of the minority equity interest in Leviton Manufacturing Company. The effective rate for all periods reflects benefits from the Corporation’s Puerto Rican manufacturing operations, which has a significantly lower effective tax rate than the Corporation’s overall blended tax rate.

The 2008 income tax provision included a $14.0 million out-of-period, non-cash charge to establish a deferred federal income tax liability on state net operating loss and state income tax credit carryforwards incurred in periods prior to January 1, 2008. As these carryforwards are subsequently recognized for state income tax purposes, the associated deferred federal income tax liability and the income tax provision will be reduced.

The Corporation recorded an income tax benefit of $36.5 million in 2006 relating to the release of state income tax valuation allowances. Management determined, in accordance with SFAS No. 109, it is more-likely-than-not that sufficient taxable income will be generated in the future to realize the remaining net state deferred tax assets.

Also during 2006, the Corporation recorded an income tax provision of $31.9 million as a result of the distribution of approximately $100 million from a foreign subsidiary. No significant net cash taxes resulted from the distribution due to the use of net operating losses.

Undistributed earnings of foreign subsidiaries amounted to $425 million at December 31, 2008. These earnings are considered to be indefinitely reinvested, and, accordingly, no provision for U.S. federal or state income taxes has been made.

Earnings from continuing operations before income taxes and income tax provision recorded by the Corporation in 2008, 2007 and 2006 is as follows:

	Pretax		Tax
(In thousands)	Earnings	Tax Provision	Rate

2008	$431,084	$157,398	36.5%
2007	$263,891	$80,215	30.4%
2006	$233,442	$58,312	25.0%

Discontinued operations in 2008 reflected a loss before income taxes of $12.9 million, an income tax benefit of $4.5 million (effective rate of 35%) and net loss of $8.4 million. Discontinued operations in 2007 reflected loss before income taxes of $0.7 million, an income tax benefit of $0.2 million (effective rate of 35%) and net loss of $0.5 million.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

9.	Income Taxes (Continued)

The relationship of domestic and foreign components of earnings from continuing operations before income taxes is as follows:

	2008	2007	2006
(In thousands)

Domestic(a)	$236,061	$94,321	$85,278
Foreign	195,023	169,570	148,164

	$431,084	$263,891	$233,442

(a)	Domestic earnings before income taxes in 2008 reflected the $170 million gain on sale of the minority interest in Leviton Manufacturing Company. Domestic earnings before income taxes in 2008, 2007 and 2006 included interest expense, net of $43.4 million, $23.5 million and $14.8 million, respectively. The amount of interest expense related to foreign earnings is negligible. Domestic earnings also include corporate expense of $41.6 million in 2008, $62.8 million in 2007 and $47.3 million in 2006.

The components of income tax provision (benefit) on earnings from continuing operations are as follows:

	2008	2007	2006
(In thousands)

Current
Federal	$109,216	$22,984	$3,283
Foreign	51,807	43,644	36,240
State	9,198	2,434	108

Total current provision	170,221	69,062	39,631

Deferred
Domestic	(8,605)	10,513	19,962
Foreign	(4,218)	640	(1,281)

Total deferred provision (benefit)	(12,823)	11,153	18,681

	$157,398	$80,215	$58,312

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

9.	Income Taxes (Continued)

The reconciliation between the federal statutory tax rate and the Corporation’s effective tax rate on earnings from continuing operations is as follows:

	2008	2007	2006

Federal statutory tax rate	35.0%	35.0%	35.0%
Increase (reduction) resulting from:
State tax — net of federal tax benefit	3.4	1.9	6.5 (b)
Taxes on foreign earnings	(2.1)	(1.9)	(3.2)
Lower rate on income from Puerto Rico operations	(2.8)	(3.8)	(5.2)
Change in valuation allowance	(0.3)	(1.0)	(21.2)
Tax audits and reassessment of tax exposures	—	—	(0.9)
Distribution from foreign subsidiary	—	—	13.7
Non-cash charge — deferred income taxes	3.3 (a)	—	—
Other	—	0.2	0.3

Effective tax rate	36.5%	30.4%	25.0%

(a)	The 2008 income tax provision included a $14.0 million non-cash charge to establish a deferred federal income tax liability on state net operating loss and state income tax credit carryforwards incurred in periods prior to January 1, 2008.

(b)	State tax of 6.5% was fully offset by the change in the valuation allowance, and, as a result, had no net effect on the overall effective tax rate in 2006.

The Corporation’s tax years are open for all U.S. state and federal jurisdictions from 2005 through 2008. Certain state tax years remain open for 2004 filings. International statutes vary widely, and the open years range from 2003 through 2008. Taxing authorities have the ability to review prior tax years to the extent net operating loss and tax credit carryforwards relate to open tax years.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

9.	Income Taxes (Continued)

The components of the Corporation’s net deferred tax assets were:

	December 31,	December 31,
(In thousands)	2008	2007

Deferred tax assets
Pension and other benefit plans	$82,206	$27,284
Tax credit and loss carryforwards	56,113	81,774
Accrued employee benefits	21,464	17,930
Interest rate swap liability	14,957	4,990
Accounts receivable	11,407	9,212
Self-insurance liabilities	7,431	7,665
Inventories	7,279	8,105
Restructure accrual	4,981	—
Environmental liabilities	4,860	5,484
Other	4,600	11,781

Total deferred tax assets	215,298	174,225
Valuation allowance	(29,874)	(31,063)

Net deferred tax assets	185,424	143,162

Deferred tax liabilities
Acquired intangibles	(59,963)	(70,636)
Goodwill and investments	(16,493)	(29,893)
Property, plant and equipment	(15,231)	(24,231)
Pension and other benefit plans	(9,290)	(9,690)
Other	(9,229)	(322)

Total deferred tax liabilities	(110,206)	(134,772)

Net deferred tax assets	$75,218	$8,390

Balance Sheet Reconciliation
Current deferred income tax assets	$33,983	$57,278
Non-current deferred income tax assets	52,034	—
Current deferred income tax liabilities	(918)	—
Long-term deferred income tax liabilities	(9,881)	(48,888)

Net deferred tax assets	$75,218	$8,390

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

9.	Income Taxes (Continued)

A detail of net deferred tax assets associated with tax credits and loss carryforwards is as follows:

	December 31,	Expiration
(In thousands)	2008	Dates

Tax credit and loss carryforwards
U.S. state net operating loss carryforwards	$20,509	2009 -- 2024
U.S. foreign tax credits	15,426	2009 -- 2015
U.S. state income tax credits	7,116	2009 -- 2026
Foreign net operating loss carryforwards with no expiration dates	9,296	—
Foreign net operating loss carryforwards	3,766	2009 -- 2017

Total tax credit and loss carryforwards	$56,113

The gross amount of net operating loss carryforwards is $334 million. The loss carryforwards are composed of $291 million of U.S. state net operating loss carryforwards and $43 million of foreign net operating loss carryforwards.

On January 1, 2007, the Corporation adopted FIN 48. The adoption of FIN 48 had no impact on the Corporation. In the fourth quarter of 2007, the Corporation acquired Lamson & Sessions Co. and assumed its FIN 48 matters, which at December 31, 2008 represented $1.4 million of unrecognized tax benefits. If subsequently recognized, these unrecognized tax benefits would affect the effective tax rate on income from continuing operations. Additionally, there were no changes in unrecognized tax benefits related to either settlements with taxing authorities or lapses of an applicable statute of limitations during 2008 or 2007.

Valuation Allowances

The valuation allowance for deferred tax assets decreased by $1.2 million in 2008, $2.7 million in 2007 and $49.6 million in 2006 due primarily to management’s reassessment of certain state income tax net operating losses and credit carryforwards. The majority of the $29.9 million valuation allowance as of December 31, 2008 related to foreign net operating loss carryforwards and foreign income tax credit carryforwards and reflects management’s assessment that the probability of generating sufficient taxable income in certain foreign jurisdictions in the future does not meet the more-likely-than-not threshold.

Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of tax planning strategies. Management believes that it is more-likely-than-not that future taxable income, based on tax laws in effect as of December 31, 2008, will be sufficient to realize the recorded deferred tax assets, net of the existing valuation allowance at December 31, 2008. Projected future taxable income is based on management’s forecast of the operating results of the Corporation, and there can be no assurance that such results will be achieved. Management periodically reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income may not be generated to fully realize the net deferred tax assets, the Corporation will increase the valuation allowance by a charge to income tax expense in the period of such determination. Additionally, if events change in subsequent periods which indicate that a previously

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

9.	Income Taxes (Continued)

recorded valuation allowance is no longer needed, the Corporation will decrease the valuation allowance by providing an income tax benefit in the period of such determination.

10.	Fair Value of Financial Instruments

The Corporation’s financial instruments include cash and cash equivalents, restricted cash, marketable securities, short-term trade receivables and payables and debt. Financial instruments also include interest rate swap agreements and foreign currency contracts. The carrying amounts of the Corporation’s financial instruments generally approximated their fair values at December 31, 2008 and 2007, except that, based on the borrowing rates available to the Corporation under current market conditions, the fair value of long-term debt (including current maturities) was approximately $669 million at December 31, 2008 and approximately $822 million at December 31, 2007, and the fair value of an interest rate swap at December 31, 2008 was a liability of $39.7 million and a liability of $13.6 million at December 31, 2007.

11.	Derivative Instruments

The Corporation is exposed to market risk from changes in interest rates, foreign-exchange rates and raw material prices. At times, the Corporation may enter into various derivative instruments to manage certain of those risks. The Corporation does not enter into derivative instruments for speculative or trading purposes.

Interest Rate Swap Agreements

During the fourth quarter of 2007, the Corporation entered into a forward-starting interest rate swap for a notional amount of $390 million. The notional amount reduces to $325 million on December 15, 2010, $200 million on December 15, 2011 and $0 on October 1, 2012. The interest rate swap hedges $390 million of the Corporation’s exposure to changes in interest rates on borrowings under its $750 million credit facility. The Corporation has designated the interest rate swap as a cash flow hedge for accounting purposes. Under the interest rate swap, the Corporation receives variable one-month LIBOR and pays an underlying fixed rate of 4.86%.

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

The Corporation’s interest rate swap was reflected at its fair value liability of $39.7 million as of December 31, 2008 and a liability of $13.6 million as of December 31, 2007. This swap is measured at fair value on a recurring basis each reporting period. The Corporation’s fair value estimate was determined using significant unobservable inputs and assumptions (Level 3) and, in

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

11.	Derivative Instruments (Continued)

addition, the liability valuation reflects the Corporation’s credit standing. The valuation technique utilized by the Corporation to calculate the swap fair value was the income approach. This approach represents the present value of future cash flows based upon current market expectations. The credit valuation adjustment (which was a reduction in the liability) was determined to be $0.5 million as of December 31, 2008.

The following is a reconciliation associated with the interest rate swap of the fair value activity in accordance with SFAS No. 157 during 2008:

Fair Value
Measures
(Level 3)
December 31,
(In millions)	2008

Asset (liability) at beginning of period	$(13.6)
Total realized/unrealized gains or losses:
Included in earnings	—
Increased (decrease) in fair value included in comprehensive income	(26.1)

Asset (liability) at end of period	$(39.7)

The Corporation’s balance of accumulated other comprehensive income has been reduced by $24.4 million, net of tax of $15.3 million, as of December 31, 2008 and $8.1 million, net of tax of $5.5 million, as of December 31, 2007 to reflect the above interest rate swap liability.

Interest expense, net reflects a benefit of $0.1 million in 2008 and a charge of $0.5 million in 2007 for the ineffective portion of the swap.

Interest expense, net in 2006 reflects a charge of $0.8 million associated with previous interest rate swap agreements that effectively converted certain fixed rate debt to floating rates.

Forward Foreign Exchange Contracts

The Corporation had no outstanding forward sale or purchase contracts as of December 31, 2008. During 2007, the Corporation entered into currency forward exchange contracts that amortized monthly in 2008. The contracts were not designated as a hedge for accounting purposes. These contracts were intended to reduce cash flow volatility from exchange rate risk related to a short-term intercompany financing transaction. Under the terms of the contracts, the Corporation sold U.S. dollars at current spot rates and purchased Canadian dollars at a fixed forward exchange rate. During 2008 and 2007, the Corporation recognized a mark-to-market loss of $0.7 million on these contracts and a mark-to-market gain on these contracts of $0.7 million, respectively, that effectively matched foreign exchange gains on the short-term intercompany financing transaction. The currency forward exchange contracts were reflected in the consolidated balance sheet at a fair value asset of $0.7 million as of December 31, 2007. During 2006, the Corporation had no mark-to-market adjustments for forward foreign exchange contracts.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

11.	Derivative Instruments (Continued)

Commodities Futures Contracts

During 2008, 2007 and 2006, the Corporation had no outstanding commodities futures contracts. The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, copper, zinc, resins and rubber compounds. At times, some of the risk associated with usage of aluminum, copper and zinc has been mitigated through the use of futures contracts that fixed the price the Corporation paid for a commodity.

12.	Debt

The Corporation’s long-term debt at December 31, 2008 and 2007 was:

	December 31,	December 31,
(In thousands)	2008	2007

Senior credit facility(a)	$390,000	$420,000
Unsecured notes:
6.63% Notes due 2008	—	114,956
6.39% Notes due 2009(b)(c)	146,841	149,939
7.25% Notes due 2013(b)	121,671	120,931
Other, including capital leases	2,432	5,379

Long-term debt (including current maturities)	660,944	811,205
Less current maturities	148,751	116,157

Long-term debt, net of current maturities	$512,193	$695,048

(a)	Interest is paid monthly.

(b)	Interest is paid semi-annually.

(c)	Repaid in February 2009 with $125 million obtained from the $750 million revolving credit facility and the remainder from available cash resources.

Principal payments due on long-term debt including capital leases in each of the five years subsequent to 2008 are as follows:

(In thousands)

2009	$148,751
2010	522
2011	—
2012	390,000
2013	121,671
Thereafter	—

$660,944

The indentures underlying the unsecured notes contain standard covenants such as restrictions on mergers, liens on certain property, sale-leaseback of certain property and funded debt for certain subsidiaries. The indentures also include standard events of default such as covenant default and cross-acceleration.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

12.	Debt (Continued)

In October 2007, the Corporation amended and restated its unsecured, senior credit facility. No material changes were made in the amendment process other than increasing the amount of available credit. The Corporation has a revolving credit facility with total availability of $750 million and a five year term expiring in October 2012. All borrowings and other extensions of credit under the Corporation’s revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the revolving credit facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility. The Corporation pays an annual commitment fee to maintain this facility of 10 basis points. At December 31, 2008, $390 million was outstanding under this facility. At December 31, 2007, $420 million was outstanding under this facility.

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

Outstanding letters of credit, which reduced availability under the credit facility, amounted to $11.5 million at December 31, 2008. The letters of credit relate primarily to third-party insurance claims processing.

The Corporation has a EUR 10.0 million (approximately US$14.2 million) committed revolving credit facility with a European bank. The Corporation pays an annual commitment fee of 20 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default. This facility has an indefinite maturity and no borrowings were outstanding as of December 31, 2008 and 2007.

The Corporation has a CAN 30.0 million (approximately US$24.7 million) committed revolving credit facility with a Canadian bank. The Corporation pays an annual commitment fee of 12.5 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default. This facility matures in 2011, and no borrowings were outstanding as of December 31, 2008.

As of December 31, 2008, the Corporation’s aggregate availability of funds under its credit facilities is approximately $387.4 million, after deducting outstanding letters of credit. The Corporation has the

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

12.	Debt (Continued)

option, at the time of drawing funds under any of the credit facilities, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank.

As of December 31, 2008, the Corporation also had letters of credit in addition to those discussed above that do not reduce availability under the Corporation’s credit facilities. The Corporation had $22.9 million of such additional letters of credit that relate primarily to environmental assurances, third-party insurance claims processing, performance guarantees and acquisition obligations.

13.	Share-Based Payment Arrangements

As of December 31, 2008, 2007 and 2006, the Corporation has equity compensation plans for key employees and for non-employee directors. Amounts recognized in the consolidated financial statements with respect to the Corporation’s plans are as follows:

(In thousands)	2008	2007	2006

Total cost of share-based payment plans during the year	$19,824	$12,444	$12,196
Amounts capitalized in inventories during the year	(1,771)	(1,364)	(1,266)
Amounts recognized in income during the year for amount previously capitalized	1,370	1,397	989

Amounts charged against income during the year, before income tax benefit	19,423	12,477	11,919
Related income tax benefit recognized in income during the year	(7,381)	(4,741)	(4,529)

Share-based payments compensation expense, net of tax	$12,042	$7,736	$7,390

Share-based compensation has historically been awarded to key employees during the first quarter of each year. In December 2008, the Corporation’s Board of Directors changed the schedule for annual awards to the fourth quarter of each year. Share-based compensation expense in 2008 reflects this change in award timing and includes awards during the first and fourth quarters of 2008.

Under the provisions of SFAS No. 123R, awards granted after the adoption date with features that shorten the requisite service period, such as retirement eligibility, are amortized over the minimum period an employee is required to provide service to vest in the award. The 2008 net of tax share-based compensation expense reflected approximately $6 million of accelerated amortization over periods shorter than the stated service periods. The 2007 and 2006 net of tax share-based compensation expense reflected approximately $2 million of accelerated amortization over periods shorter than the stated service periods.

2008 Stock Incentive Plan

In May 2008, the Corporation’s shareholders approved the Thomas & Betts Corporation 2008 Stock Incentive Plan, which expires in 2018, unless terminated earlier. Pursuant to the terms of the plan, the Corporation may grant to certain employees and nonemployee directors of the Corporation and certain of its subsidiaries, incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock grants and stock credits. The maximum number of

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

13.	Share-Based Payment Arrangements (Continued)

shares of the Corporation’s common stock available under the plan for all types of awards is 4,500,000. The maximum number of shares of the Corporation’s common stock available under the plan for restricted stock, restricted stock units, stock grants and stock credits is 825,000. Restricted stock represents nonvested shares as defined by SFAS No. 123R, with compensation expense recognized over the requisite service period (vesting period). Option grants to purchase common stock for cash have a term not to exceed 10 years and are at a price not less than the fair market value on the grant date. For awards to employees under the plan, nonvested restricted stock awards cliff-vest in three years from the award date. Stock option grants to purchase common stock have graded-vesting of one-third increments beginning on the anniversary of the date of grant. Nonvested restricted stock awards to nonemployee directors cliff-vest in one year from the award date.

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

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

13.	Share-Based Payment Arrangements (Continued)

Methods Used to Measure Compensation

Stock Options

The Corporation’s option grants qualify for classification as equity and such grants contain no provisions to allow an employee to force cash settlement by the Corporation. The Corporation’s options do not contain future market or performance conditions. The fair value of grants has been estimated on the grant date using a Black-Scholes-Merton option-pricing model. The measurement date is the grant date. The Corporation has elected a straight-line amortization method over the requisite service period (vesting period). The Corporation’s current estimate of forfeitures ranges from 1.5% to 5.0%. Compensation expense associated with option grants was recorded as selling, general and administrative (SG&A) expense and cost of sales, similar to other compensation expense.

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

The following are assumptions used in Black-Scholes-Merton valuations:

	2008	2007	2006

Weighted-average volatility	30%-45%	30%	30%
Expected dividends	—%	—%	—%
Expected lives in years	4.0-5.0	4.5-5.5	4.5-6.0
Risk-free rate	1.50%-3.00%	4.50%-4.75%	4.50%-5.00%

Nonvested Shares

The Corporation’s nonvested share (restricted stock) awards qualify for classification as equity and such awards contain no provisions to allow an employee to force cash settlement by the Corporation. The initial measurement date is the award date. The Corporation has elected a straight-line amortization method over the requisite service period (vesting period). The fair value of awards has been determined as the stock price on the award date. The Corporation’s current estimate of forfeitures is 1.5% to 5.0%. Compensation expense associated with nonvested restricted stock awards was recorded as SG&A expense and cost of sales, similar to other compensation expense.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

13.	Share-Based Payment Arrangements (Continued)

Summary of Option Activity

The following is a summary of option transactions:

		Weighted-	Weighted-
		Average	Average
	Number	Exercise	Contractual	Aggregate
	of Shares	Price	Term	Intrinsic Value
			(Years)	(In thousands)

Outstanding at December 31, 2005	3,947,240	$27.84
Granted	626,528	45.00
Exercised	(1,962,993)	29.13
Forfeited or expired	(50,088)	33.74

Outstanding at December 31, 2006	2,560,687	$30.98	6.24	$42,933
Granted	404,282	47.91
Exercised	(904,858)	27.32
Forfeited or expired	(99,821)	43.58

Outstanding at December 31, 2007	1,960,290	$35.47	6.61	$28,110
Granted	2,163,442	27.36
Exercised	(73,420)	25.63
Forfeited or expired	(173,832)	47.66

Outstanding at December 31, 2008	3,876,480	$30.59	7.86	$9,787

Exercisable at December 31, 2006	1,415,653	$27.03	4.44	$29,552

Exercisable at December 31, 2007	1,044,843	$28.37	5.13	$22,647

Exercisable at December 31, 2008	1,357,871	$31.40	5.11	$2,372

The weighted-average grant date fair value of options granted during 2008 was $9.43, during 2007 was $16.91 and during 2006 was $15.51. The total intrinsic value of options exercised during 2008 was $1.1 million, during 2007 was $25.4 million and during 2006 was $42.0 million.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

13.	Share-Based Payment Arrangements (Continued)

Summary of Nonvested Shares Activity

The following is a summary of nonvested shares (restricted stock) transactions:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at December 31, 2005	239,288	$22.23
Granted	89,182	$45.40
Vested	(90,496)	$18.02
Forfeited	—	—

Nonvested at December 31, 2006	237,974	$32.51
Granted	135,645	$48.43
Vested	(84,650)	$23.14
Forfeited	—	—

Nonvested at December 31, 2007	288,969	$42.73
Granted	446,709	$26.34
Vested	(103,359)	$32.93
Forfeited	(8,941)	$45.44

Nonvested at December 31, 2008	623,378	$32.57

As of December 31, 2008, there was $11.3 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.2 years. The total grant date fair value of restricted stock that vested during 2008 was $3.4 million, during 2007 was $2.0 million and during 2006 was $1.6 million.

Recognized Tax Benefits

During 2008, 2007 and 2006, the Corporation recognized tax benefits of $0.6 million, $8.9 million and $15.9 million, respectively, related to the exercise of stock options and vesting of restricted stock. This benefit was credited directly to additional paid-in capital.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

14.	Pension and Other Postretirement Benefits

The following is information regarding the Corporation’s 2008 and 2007 domestic and international pension benefit and other postretirement benefit obligations:

			Other
			Postretirement
	Pension Benefits		Benefits
(In thousands)	2008	2007	2008	2007

Change in benefit obligation
Benefit obligation at January 1	$491,310	$405,713	$25,034	$18,009
Service cost	12,410	11,139	60	121
Interest cost	31,785	23,216	1,346	1,064
Plan participants’ contributions	102	135	644	101
Plan amendments	296	44	—	—
Acquisitions(a)	—	95,185	—	7,769
Actuarial loss (gain)	(3,035)	(24,499)	(279)	120
Foreign-exchange impact	(14,618)	2,019	—	—
Curtailments/Settlements(b)	(5,541)	(724)	(2,561)	—
Benefits paid	(29,119)	(20,918)	(3,078)	(2,150)

Benefit obligation at December 31	483,590	491,310	21,166	25,034

Change in plan assets
Fair value of plan assets at January 1	482,820	365,608	—	—
Actual return on plan assets	(123,190)	33,740	—	—
Acquisitions(a)	—	100,497	—	—
Employer contributions:
Qualified pension plans	1,849	1,887	—	—
Non-qualified pension plans	1,944	1,667	—	—
Postretirement benefit plans	—	—	2,434	2,049
Plan participants’ contributions	102	135	644	101
Foreign-exchange impact	(14,900)	928	—	—
Curtailments/Settlements	—	(724)	—	—
Benefits paid	(29,119)	(20,918)	(3,078)	(2,150)

Fair value of plan assets at December 31	319,506	482,820	—	—

Funded status:
Benefit obligation in excess of plan assets	$164,084	$8,490	$21,166	$25,034

(a)	During 2007, the Corporation assumed the benefit plan obligations of Lamson & Sessions, which are also closed to new entrants.

(b)	Amounts in 2008 reflect primarily curtailments of benefit plans associated with the Lamson & Sessions acquisition.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

14.	Pension and Other Postretirement Benefits (Continued)

Pre-tax amounts recognized in the balance sheet for pension and other postretirement benefits included the following components:

			Other
			Postretirement
	Pension Benefits		Benefits
(In thousands)	2008	2007	2008	2007

Prepaid benefit cost (non-current asset)	$(4,617)	$(34,117)	$—	$—
Accrued benefit liability:
Current liability	1,548	1,446	2,847	3,129
Non-current liability	167,153	41,161	18,319	21,905

Total accrued benefit liability	168,701	42,607	21,166	25,034

Net amount recognized	$164,084	$8,490	$21,166	$25,034

Pre-tax amounts recognized in accumulated other comprehensive income consist of:

			Other
	Pension		Postretirement
	Benefits		Benefits
(In thousands)	2008	2007	2008	2007

Net actuarial loss (gain)	$206,374	$57,393	$(626)	$1,600
Prior service cost (credit)	8,042	8,641	(627)	(607)
Net transition obligation (asset)	(52)	(83)	3,066	3,832

	$214,364	$65,951	$1,813	$4,825

The accumulated benefit obligation for all pension plans was $451.8 million at December 31, 2008 and $452.2 million at December 31, 2007.

Assumed weighted-average rates used in determining the benefit obligations were:

			Other
	Pension Benefits		Postretirement Benefits
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007

Discount rate	6.30%	6.18%	6.25%	6.07%
Rate of increase in compensation level	4.01%	4.45%	—%	—%

Reflected in the weighted-average rates above used in determining the benefit obligations are the U.S. discount rates of 6.25% for 2008 and 2007.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

14.	Pension and Other Postretirement Benefits (Continued)

The following information is for pension plans with plan assets in excess of accumulated benefit obligation:

	December 31,	December 31,
(In thousands)	2008	2007

Projected benefit obligation	$37,058	$450,683
Accumulated benefit obligation	35,221	422,634
Fair value of plan assets	41,390	482,025

The following information is for pension plans with plan assets less than accumulated benefit obligation:

	December 31,	December 31,
(In thousands)	2008	2007

Projected benefit obligation	$446,532	$40,627
Accumulated benefit obligation	416,553	29,588
Fair value of plan assets	278,116	795

The Corporation maintains non-qualified supplemental pension plans covering certain key employees, which provide for benefit payments that exceed the limit for deductibility imposed by income tax regulations. The projected benefit obligation above related to these unfunded plans was $42.6 million at December 31, 2008 and $39.3 million at December 31, 2007.

Net periodic cost for the Corporation’s pension and other postretirement benefits for 2008, 2007 and 2006 included the following components:

				Other
	Pension Benefits			Postretirement Benefits
(In thousands)	2008	2007	2006	2008	2007	2006

Service cost	$11,779	$11,139	$10,346	$60	$121	$142
Interest cost	30,229	23,216	21,267	1,346	1,064	977
Expected return on plan assets	(39,210)	(31,953)	(28,295)	—	—	—
Plan net loss (gain)	2,462	4,181	6,083	121	562	511
Prior service cost (gain)	1,135	1,068	952	(238)	(225)	(225)
Transition obligation (asset)	(14)	(15)	(16)	766	766	766
Curtailment and settlement loss/(gain)(a)	(938)	198	—	(477)	—	—

Net periodic benefit cost	$5,443	$7,834	$10,337	$1,578	$2,288	$2,171

(a)	Amounts in 2008 reflect primarily curtailments of benefit plans associated with the Lamson & Sessions acquisition.

During 2007, the Board of Directors of the Corporation approved an amendment to one of the Corporation’s major domestic pension plans covering salaried employees (The Thomas & Betts Pension Plan) that precludes entry to employees hired after December 31, 2007. It also precludes re-entry for employees who lose eligibility at any time after December 31, 2007.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

14.	Pension and Other Postretirement Benefits (Continued)

The following table summarizes components included in accumulated other comprehensive income.

					Included in
	Defined Benefit Pension and Other Postretirement Plans				Accumulated
				Pension Related	Other
	Net Actuarial	Prior Service	Net Transition	Tax Valuation	Comprehensive
(In thousands)	Gains (Losses)	Credit (Cost)	Asset (Obligation)	Adjustment(a)	Income

Pre-Tax:
Balance at December 31, 2005	$—	$—	$—	$(5,015)	$(5,015)
Comprehensive Income	—	—	—	1,331	1,331
Adoption of SFAS No. 158	(89,424)	(8,714)	(4,498)	3,684	(98,952)

Balance at December 31, 2006	(89,424)	(8,714)	(4,498)	—	(102,636)
Comprehensive Income	30,397	680	749	—	31,826

Balance at December 31, 2007	(59,027)	(8,034)	(3,749)	—	(70,810)
Comprehensive Income (Loss)	(146,721)	619	735	—	(145,367)

Balance at December 31, 2008	$(205,748)	$(7,415)	$(3,014)	$—	$(216,177)

Tax Impacts:
Balance at December 31, 2005	$—	$—	$—	$(9,057)	$(9,057)
Comprehensive Loss	—	—	—	(510)	(510)
Adoption of SFAS No. 158	32,393	3,236	1,720	(1,410)	35,939

Balance at December 31, 2006	32,393	3,236	1,720	(10,977)	26,372
Comprehensive Loss	(11,291)	(294)	(287)	—	(11,872)

Balance at December 31, 2007	21,102	2,942	1,433	(10,977)	14,500
Comprehensive Income (Loss)	56,051	(243)	(283)	—	55,525

Balance at December 31, 2008	$77,153	$2,699	$1,150	$(10,977)	$70,025

Net of Tax:
Balance at December 31 , 2005	$—	$—	$—	$(14,072)	$(14,072)
Comprehensive Income	—	—	—	821	821
Adoption of SFAS No. 158	(57,031)	(5,478)	(2,778)	2,274	(63,013)

Balance at December 31, 2006	(57,031)	(5,478)	(2,778)	(10,977)	(76,264)
Comprehensive Income	19,106	386	462	—	19,954

Balance at December 31, 2007	(37,925)	(5,092)	(2,316)	(10,977)	(56,310)
Comprehensive Income (Loss)	(90,670)	376	452	—	(89,842)

Balance at December 31, 2008	$(128,595)	$(4,716)	$(1,864)	$(10,977)	$(146,152)

(a)	Prior to the December 31, 2006 adoption of SFAS No. 158, activity represented changes in minimum pension liability.

The remaining balance at December 31, 2008 for pension related tax valuation adjustment relates to a prior income tax tax valuation allowance recognized in accumulated other comprehensive income. The December 31, 2008 balance of net actuarial losses, prior service costs, and net transition obligation expected to be amortized in 2009 is $17.5 million, $0.9 million and $0.8 million, respectively.

The Corporation expects 2009 required contributions to its qualified pension plans to be minimal. The Corporation’s contributions to all qualified pension plans was approximately $2 million in each of the years 2008, 2007 and 2006.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

14.	Pension and Other Postretirement Benefits (Continued)

The following pension and other postretirement benefit payments, which reflect expected future service, as appropriate, are as follows:

		Other Post-
	Pension	retirement
(In millions)	Benefits	Benefits

2009	$28.0	$2.8
2010	28.9	2.8
2011	29.4	2.3
2012	30.8	2.2
2013	31.6	2.1
2014 – 2018	186.6	8.4

Expected benefit payments over next ten years	$335.3	$20.6

Assumed weighted-average rates used in determining the net periodic pension cost were:

				Other
	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Discount rate	6.18%	5.62%	5.65%	6.07%	5.50%	5.50%
Rate of increase in compensation level	4.45%	4.39%	4.40%	—%	—%	—%
Expected long-term rate of return on plan assets	8.41%	8.52%	8.55%	—%	—%	—%

Reflected in the weighted-average rates above used in determining the net periodic pension benefit cost are the U.S. discount rate of 6.25% for 2008 and 5.75% for 2007 and 2006, and the U.S. expected long-term rate of return on plan assets of 8.75% for 2008, 2007 and 2006.

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

The assumed annual increases in health care cost at December 31, 2008 and 2007 are:

	2008	2007

Health care cost trend rate assumed for next year	8.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2012	2012

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

14.	Pension and Other Postretirement Benefits (Continued)

Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage-point change in assumed annual increases in health care cost would have the following effects:

	1-Percentage-Point	1-Percentage-Point
(In thousands)	Increase	Decrease

Effect on total of service and interest cost	$62	$(55)
Effect on postretirement benefit obligation	1,040	(931)

The Corporation’s pension plans weighted-average asset allocations at December 31, 2008 and 2007 by asset category are as follows:

	Plan Assets
	December 31,	December 31,
	2008	2007

Asset Category
U.S. domestic equity securities	37%	39%
International equity securities	20%	21%
Debt securities	31%	30%
Other, including alternative investments	12%	10%

Total	100%	100%

The financial objectives of the Corporation’s investment policy are (1) to maximize returns in order to minimize contributions and long-term cost of funding pension liabilities, within reasonable and prudent levels of risk, (2) to match liability growth with the objective of fully funding benefits as they accrue and (3) to achieve annualized returns in excess of the applicable policy benchmark. The Corporation’s asset allocation targets are 43% U.S. domestic equity securities, 15% international equity securities, 26% fixed income and high yield debt securities and 16% other, including alternative investments. As of December 31, 2008 and 2007, no pension plan assets were directly invested in Thomas & Betts Corporation common stock.

Other Benefits

The Corporation sponsors defined contribution plans for its U.S. employees for which the Corporation’s contributions are based on a percentage of employee contributions. The cost of these plans was $7.1 million in 2008, $4.5 million in 2007 and $3.8 million in 2006.

15.	Leases

The Corporation and its subsidiaries are parties to various leases relating to plants, distribution facilities, office facilities, vehicles and other equipment. Related real estate taxes, insurance and maintenance expenses are normally obligations of the Corporation. Capitalized leases are not significant.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

15.	Leases (Continued)

Future minimum payments under non-cancelable operating leases consisted of the following at December 31, 2008:

Operating
(In thousands)	Leases

2009	$16,675
2010	14,016
2011	10,815
2012	8,367
2013	6,993
Thereafter	9,645

Total minimum operating lease payments	$66,511

Rent expense for operating leases was $32.5 million in 2008, $25.7 million in 2007, and $24.0 million in 2006.

16.	Other Financial Data

Repurchase of Common Shares

In 2006, the Corporation’s Board of Directors approved a share repurchase plan that authorized the Corporation to buy up to 3,000,000 of its common shares. During 2006, the Corporation repurchased, with available cash resources, all 3,000,000 common shares authorized by this plan through open-market transactions.

In 2006, the Corporation’s Board of Directors approved another share repurchase plan that authorized the Corporation to buy up to 3,000,000 of its common shares. During December 2006, the Corporation repurchased, with available cash resources, 667,620 common shares through open-market transactions. During 2007, the Corporation repurchased, with available cash resources, the remaining 2,332,380 common shares authorized by this plan through open-market transactions.

In 2007, the Corporation’s Board of Directors approved a share repurchase plan that authorized the Corporation to buy an additional 3,000,000 of its common shares. In 2007, the Corporation repurchased, with available cash resources, 200,700 common shares through open-market transactions. During 2008, the Corporation repurchased, with available cash resources, the remaining 2,799,300 common shares authorized by this plan through open-market transactions.

In 2008, the Corporation’s Board of Directors approved a share repurchase plan that authorized the Corporation to buy an additional 5,000,000 of its common shares. In 2008, the Corporation repurchased, with available cash resources, 2,425,000 common shares through open-market transactions. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires in October 2010.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

16.	Other Financial Data (Continued)

Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income, net of taxes.

	December 31,	December 31,
(In thousands)	2008	2007

Cumulative translation adjustment	$(26,427)	$77,928
Net actuarial gains (losses)	(128,595)	(37,925)
Prior service credit (cost)	(4,716)	(5,092)
Net transition asset (obligation)	(1,864)	(2,316)
Pension related tax valuation adjustment(a)	(10,977)	(10,977)
Unrealized gain (loss) on interest rate swap	(24,404)	(8,141)

Accumulated other comprehensive income (loss)	$(196,983)	$13,477

(a)	The remaining balance at December 31, 2008 for pension related tax valuation adjustment relates to a prior income tax valuation allowance recognized in accumulated other comprehensive income.

Other Financial Disclosures

Depreciation expense was $53.9 million in 2008, $49.5 million in 2007 and $47.4 million in 2006.

Research, development and engineering expenditures invested in new and improved products and processes were $35.1 million in 2008, $29.9 million in 2007 and $25.2 million in 2006. These expenditures are included in cost of sales.

The Corporation expenses the cost of advertising as it is incurred. Total advertising expense was $20.9 million in 2008, $20.9 million in 2007 and $19.1 million in 2006.

Interest expense, net in the accompanying consolidated statements of operations includes interest income of $4.7 million in 2008, $10.6 million in 2007 and $15.1 million in 2006.

Foreign exchange gain (loss) included in the accompanying consolidated statements of operations was $(7.7) million in 2008, $(2.3) million in 2007 and $1.5 million in 2006.

Accrued liabilities included salaries, fringe benefits and other compensation of $55.0 million in 2008 and $63.2 million in 2007.

In conjunction with the Lamson & Sessions Co. acquisition, the Corporation assumed the liability under employment agreements with certain former executives of that company. As of December 31, 2008, the Corporation has approximately $8 million in restricted cash for funding associated with the employment agreements. Through December 31, 2008, the Corporation has paid approximately $9 million to former executive officers from restricted cash and approximately $5 million related to income tax gross-up provisions from available cash resources.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

16.	Other Financial Data (Continued)

The following table reflects activity for accounts receivable allowances, sales discounts and allowances, quantity and price rebates, and bad debts during the three years ended December 31, 2008:

	Balance at				Balance at
	Beginning	Acquired			End
(In thousands)	of Year	Balances	Provisions	Deductions	of Year

2008	$85,356	$130	$332,997	$(327,064)	$91,419
2007	$79,493	$6,420	$263,664	$(264,221)	$85,356
2006	$76,674	$—	$268,331	$(265,512)	$79,493

17.	Segment and Other Related Disclosures

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

During 2008, the Corporation began to report segment earnings before depreciation, amortization and share-based compensation expenses. Management believes this change provides improved visibility into the underlying operating trends in the business segments and the contributions from the Corporation’s recent acquisitions. This change is also in line with how the Corporation measures performance internally. Segment information for the prior periods have been revised to conform to the current presentation.

The Electrical segment designs, manufactures and markets thousands of different electrical connectors, components and other products for electrical, utility and communications applications. The Steel Structures segment designs, manufactures and markets highly engineered tubular steel transmission and distribution poles. The Steel Structures segment also markets lattice steel transmission towers for North American power and telecommunications companies which are currently sourced from third parties. The HVAC segment designs, manufactures and markets heating and ventilation products for commercial and industrial buildings. The Company’s U.S. Electrical and International Electrical operating segments have been aggregated in the Electrical reporting segment since they have similar economic characteristics as well as similar products and services, production processes, types of customers and methods used for distributing their products.

As a result of the Corporation’s decision to divest the PVC and HDPE pipe operations acquired as part of Lamson & Sessions Co., operating results for the pipe business are reported as “discontinued operations” and are shown on a net basis on the consolidated financial statements. These results are not included in segment reporting.

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

17.	Segment and Other Related Disclosures (Continued)

Segment Information

(In thousands)	2008	2007	2006

Net Sales
Electrical	$2,103,121	$1,766,598	$1,511,557
Steel Structures	231,554	227,356	221,671
HVAC	139,149	142,934	135,461

Total	$2,473,824	$2,136,888	$1,868,689

Segment Earnings
Electrical	$416,732	$352,901	$291,280
Steel Structures	44,336	42,623	38,705
HVAC	25,693	27,175	23,859

Total	$486,761	$422,699	$353,844

Capital Expenditures
Electrical	$34,508	$32,754	$38,937
Steel Structures	4,187	6,358	2,923
HVAC	3,399	1,601	2,485

Total	$42,094	$40,713	$44,345

Depreciation and Amortization
Electrical	$72,327	$49,865	$39,804
Steel Structures	3,730	3,442	3,188
HVAC	2,628	3,017	3,132

Total	$78,685	$56,324	$46,124

Total Assets
Electrical	$1,727,522	$2,063,759	$1,091,587
Steel Structures	147,426	132,772	148,319
HVAC	52,147	53,912	51,380

Total	$1,927,095	$2,250,443	$1,291,286

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

17.	Segment and Other Related Disclosures (Continued)

The following are reconciliations of the reportable segments to the consolidated Corporation:

(In thousands)	2008	2007	2006

Earnings from Continuing Operations Before Income Taxes
Total reportable segment earnings	$486,761	$422,699	$353,844
Corporate expense	(41,634)	(62,768)	(47,318)
Depreciation, amortization and share-based compensation expense	(99,864)	(70,243)	(59,761)
Intangible asset impairment	(32,700)	—	—
Gain on sale of equity interest	169,684	—	—
Interest expense, net	(43,426)	(23,521)	(14,840)
Other (expense) income, net	(7,737)	(2,276)	1,517

Earnings from continuing operations before income taxes	$431,084	$263,891	$233,442

Total Assets
Total from reportable segments	$1,927,095	$2,250,443	$1,291,286
General corporate	483,507	317,343	538,937

Total	$2,410,602	$2,567,786	$1,830,223

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

18.	Financial Information Relating to Operations in Different Geographic Areas

The Corporation conducts business in three principal areas: U.S., Canada and Europe. Net sales are attributed to geographic areas based on customer location.

(In thousands)	2008	2007	2006

Net Sales
U.S.	$1,622,819	$1,394,139	$1,238,127
Canada	433,490	382,336	345,795
Europe	268,650	240,108	201,060
Other countries	148,865	120,305	83,707

Total	$2,473,824	$2,136,888	$1,868,689

Long-lived Assets
U.S.	$1,181,926	$1,295,321	$635,077
Canada	145,997	163,968	122,155
Europe	125,095	154,120	113,768
Other countries	22,842	26,937	28,964

Total	$1,475,860	$1,640,346	$899,964

19.	Contingencies

Legal Proceedings

The Corporation is involved in legal proceedings and litigation arising in the ordinary course of business. In those cases where the Corporation is the defendant, plaintiffs may seek to recover large and sometimes unspecified amounts or other types of relief and some matters may remain unresolved for several years. Such matters may be subject to many uncertainties and outcomes which are not predictable with assurance. The Corporation has provided for losses to the extent probable and estimable. The legal matters that have been recorded in the Corporation’s consolidated financial statements are based on gross assessments of expected settlement or expected outcome and do not reflect possible recovery from insurance companies or other parties. Additional losses, even though not anticipated, could have a material adverse effect on the Corporation’s financial position, results of operations or liquidity in any given period.

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

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

19.	Contingencies (Continued)

allocated based upon the volume and nature of the materials sent to the site. However, under the Superfund Act and certain other laws, as a PRP, the Corporation can be held jointly and severally liable for all environmental costs associated with the site.

In conjunction with the acquisition of Lamson & Sessions Co., Joslyn Hi-Voltage, Power Solutions, Drilling Technical Supply SA, The Homac Manufacturing Company and Boreal Braidings Inc., the Corporation assumed responsibility for environmental matters for those entities. Related to the acquisition of Lamson & Sessions Co., the Corporation assumed responsibility for environmental liabilities involving a site in Ohio.

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

The Corporation’s accrual for probable environmental costs was approximately $14 million and $17 million as of December 31, 2008 and 2007, respectively. The Corporation is not able to predict the extent of its ultimate liability with respect to all of its pending or future environmental matters, and liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the operating results of any single quarter or year in the future. The operation of manufacturing plants involves a high level of susceptibility in these areas, and there is no assurance that the Corporation will not incur material environmental or occupational health and safety liabilities in the future. Moreover, expectations of remediation expenses could be affected by, and potentially significant expenditures could be required to comply with, environmental regulations and health and safety laws that may be adopted or imposed in the future. Future remediation technology advances could adversely impact expectations of remediation expenses.

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

Thomas & Betts Corporation and Subsidiaries

Notes To Consolidated Financial Statements

19.	Contingencies (Continued)

The following table provides the changes in the Corporation’s accruals for estimated product warranties:

(In thousands)	2008	2007	2006

Balance at beginning of year	$3,894	$1,737	$1,478
Acquired liabilities for warranties	—	2,714	—
Liabilities accrued for warranties issued during the year	2,648	1,486	1,367
Changes in liability for pre-existing warranties during the year, including expirations	11	697	270
Deductions for warranty claims paid during the year	(3,441)	(2,740)	(1,378)

Balance at end of year	$3,112	$3,894	$1,737

Thomas & Betts Corporation and Subsidiaries

SUPPLEMENTARY FINANCIAL DATA

(In thousands, except per share data)	2008		2007
	(Unaudited)

First Quarter
Net sales	$595,504		$474,552
Gross profit	186,261		144,865
Net earnings	38,252		37,140
Per share net earnings(a)
Basic	0.66		0.63
Diluted	0.66		0.63

Second Quarter
Net sales	$641,317		$507,238
Gross profit	199,975		154,807
Net earnings	147,840	(b)	46,553
Per share net earnings(a)
Basic	2.56		0.81
Diluted	2.54		0.80

Third Quarter
Net sales	$665,679		$552,704
Gross profit	208,273		170,720
Net earnings	62,159		51,251
Per share net earnings(a)
Basic	1.10		0.89
Diluted	1.09		0.88

Fourth Quarter
Net sales	$571,324		$602,394
Gross profit	181,471		191,149
Net earnings	17,080		48,272
Per share net earnings(a)
Basic	0.31		0.84
Diluted	0.31		0.83

Note: As a result of the Corporation’s decision to divest the PVC and HDPE pipe operations acquired as part of Lamson & Sessions Co., operating results for the pipe businesses are reported as “discontinued operations” and are shown on a net basis on the consolidated financial statements. Discontinued operations in 2008 reflected net sales of approximately $164 million and net loss of $8.4 million. Discontinued operations in the fourth quarter of 2007 reflected net sales of approximately $32 million and net loss of $0.5 million.

(a)	Basic per share amounts are based on average shares outstanding in each quarter. Diluted per share amounts reflect potential dilution from stock options and nonvested restricted stock, when applicable.

(b)	Net earnings for the second quarter of 2008 reflects a gain of approximately $170 million from the Corporation’s sale of its minority interest in Leviton Manufacturing Company.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting is on page 41 of this Form 10-K and is incorporated by reference into this Item.

(c)	Changes in Internal Control over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS	DIRECTORS

Dominic J. Pileggi
Chairman of the Board,
and Chief Executive Officer

Kenneth W. Fluke
Senior Vice President and
Chief Financial Officer

J.N. Raines
Vice President — General Counsel
and Secretary

Imad Hajj
Senior Vice President — Global Operations

Stanley P. Locke
Vice President — Business
Development and Strategic
Planning

William E. Weaver, Jr.
Vice President — Controller	Dominic J. Pileggi
Chairman of the Board,
and Chief Executive Officer
Director since 2004

Jeananne K. Hauswald
Managing Director
Solo Management Group, LLC
Director since 1993(2)(3)

Dean Jernigan
Chief Executive Officer
U-Store-It Trust
Director since 1999(1)

Ronald B. Kalich, Sr.
Former President and Chief Executive Officer of FastenTech, Inc.
Director since 1998(3)(*)

Kenneth R. Masterson
Former Executive Vice President General Counsel and Secretary FedEx Corporation
Director since 1993(2)(*)(3)(4)	Jean-Paul Richard
Chairman of the Board and
Chief Executive Officer
H-E Parts, International
Director since 1996(1)

Rufus H. Rivers
Managing Director
RJL Equity Partners, LLC
Director since 2008(1)

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

Information regarding members of the Board of Directors is incorporated by reference from the section Corporate Governance, Certain Relationships and Related Transactions of the definitive Proxy Statement for our Annual Meeting of Shareholders.

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

As of December 31, 2008, we had the following compensation plans under which common stock has been issued or may be issued.

			Number of securities
			remaining available
			for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price of	compensation plans
	exercise of	outstanding	(excluding securities
	outstanding options,	options, warrants	reflected in
	warrants and rights	and rights	column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders
2008 Stock Incentive Plan	1,436,459	$18.86	2,738,310
Equity Compensation Plan	1,798,323	42.88	—
Non-employee Directors Equity Compensation Plan	50,283	34.43	—
1993 Management Stock Ownership Plan	300,165	22.71	—
Equity compensation plans not approved by security holders
Deferred Fee Plan for Non-employee Directors	42,847	—	—
Non-employee Directors Stock Option Plan	83,800	21.60	—
2001 Stock Incentive Plan	207,450	19.27	—

Total	3,919,327	$30.59	2,738,310

The 1993 Management Stock Ownership Plan, the Deferred Fee Plan for Non-Employee Directors, the Non-Employee Directors Stock Option Plan and the 2001 Stock Incentive Plan were terminated in May 2004. The Equity Compensation Plan and the Non-Employee Directors Equity Compensation Plan were terminated in May 2008. No new awards may be made under any of the aforementioned plans; however, awards issued under the plans prior to the May 2004 and May 2008, respectively, will continue under the terms of the plans.

Description of equity compensation plans not approved by security holders:

Deferred Fee Plan for Non-employee Directors

The Deferred Fee Plan for Non-employee Directors permitted a non-employee director to defer all or a portion of compensation earned for services as a director, and permitted the granting of stock appreciation rights as compensation to our directors. Any amount deferred was valued, in accordance with the director’s election, in a hypothetical investment in our common stock as stock appreciation rights or in one or more mutual funds from the Vanguard Group. The stock appreciation rights fluctuate in value as the value of the common stock fluctuates. Each participant was credited with a dividend equivalent in stock appreciation rights for any dividends paid on our common stock. Stock appreciation rights are distributed in shares of our common stock and mutual fund accounts are distributed in cash upon a director’s termination of service.

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

The following documents are filed as a part of this Report:

1. Financial Statements

The following financial statements, related notes and reports of the independent registered public accounting firm are filed with this Annual Report in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for 2008, 2007 and 2006

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Cash Flows for 2008, 2007 and 2006

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for 2008, 2007 and 2006

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

Thomas & Betts Corporation
(Registrant)

Date: February 17, 2009

By:	/s/ Dominic J. Pileggi
Dominic J. Pileggi
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dominic J. Pileggi Dominic J. Pileggi	Chairman of the Board, and Chief Executive Officer (Principal Executive Officer)	February 17, 2009
/s/ Jeananne K. Hauswald Jeananne K. Hauswald	Director	February 17, 2009
/s/ Dean Jernigan Dean Jernigan	Director	February 17, 2009
/s/ Ronald B. Kalich, Sr. Ronald B. Kalich, Sr.	Director	February 17, 2009
/s/ Kenneth R. Masterson Kenneth R. Masterson	Director	February 17, 2009
/s/ Jean-Paul Richard Jean-Paul Richard	Director	February 17, 2009
/s/ Rufus H. Rivers Rufus H. Rivers	Director	February 17, 2009
/s/ Kevin L. Roberg Kevin L. Roberg	Director	February 17, 2009
/s/ David D. Stevens David D. Stevens	Director	February 17, 2009
/s/ William H. Waltrip William H. Waltrip	Director	February 17, 2009
/s/ Kenneth W. Fluke Kenneth W. Fluke	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2009
/s/ William E. Weaver, Jr. William E. Weaver, Jr.	Vice President — Controller	February 17, 2009

PART IV

EXHIBIT INDEX

Exhibit No.		Description of Exhibit

2.1		Agreement and Plan of Merger, dated as of August 15, 2007, among Parent, Merger Sub and the Company (the schedules and exhibits have been omitted pursuant to Item 6.01(b)(2) of Regulation S-K). (Incorporated by reference to Item 1.01 of the Current Report on Form 8-K dated August 16, 2007).
3.1		Amended and Restated Charter of Thomas & Betts Corporation (Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).
3.2		Amended and Restated Bylaws of Thomas & Betts Corporation (Filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
4.1		Second Supplemental Indenture dated as of February 10, 1998, between Thomas & Betts Corporation and The Chase Manhattan Bank, as Trustee (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 2, 1998 and incorporated herein by reference).
4.2		Third Supplemental Indenture dated as of May 7, 1998 between Thomas & Betts Corporation and The Chase Manhattan Bank, as Trustee (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 4, 1998 and incorporated herein by reference).
4.3		Trust Indenture dated as of August 1, 1998 between Thomas & Betts Corporation and The Bank of New York, as Trustee (Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 dated December 3, 2008 and incorporated herein by reference).
4.4		Supplemental Indenture No. 1 dated February 10, 1999, between Thomas and Betts Corporation and The Bank of New York, a Trustee (Filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 dated December 3, 2008 and incorporated herein by reference).
4.5		Supplemental Indenture No. 2 dated May 27, 2003, between Thomas & Betts Corporation and The Bank of New York, as Trustee (Filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 dated December 3, 2008 and incorporated herein by reference).
10	.1†	Thomas & Betts Corporation 1993 Management Stock Ownership Plan, as amended through June 5, 2001, and Forms of Grant Agreement (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001 and incorporated herein by reference).
10	.2†	Deferred Fee Plan for Non-employee Directors as amended and restated effective May 6, 1998 (Filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999 and incorporated herein by reference).
10	.3†	Restricted Stock Plan for Non-employee Directors as amended March 7, 2003 (Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

Exhibit No.		Description of Exhibit

10	.4†	Non-employee Directors Stock Option Plan and Form of Stock Option Agreement, as amended March 9, 2001 (Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).
10	.5†	Thomas & Betts Corporation 2001 Stock Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-8 dated May 2, 2001 (File No. 333-60074), and incorporated herein by reference).
10	.6†	Executive Retirement Plan, as amended February 4, 2004 (Filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10	.7†	Non-employee Directors Equity Compensation Plan (Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10	.8†	Form of Non-Qualified Stock Option Agreement pursuant to the Thomas & Betts Corporation Non-employee Directors Equity Compensation Plan (Filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K dated August 31, 2004 and incorporated herein by reference).
10	.9†	Equity Compensation Plan (Filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10	.10†	Form of Restricted Stock Agreement pursuant to the Thomas & Betts Corporation Equity Compensation Plan (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).
10	.11†	Form of Incentive Stock Option Agreement pursuant to the Thomas & Betts Corporation Equity Compensation Plan (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).
10	.12†	Form of Nonqualified Stock Option Agreement pursuant to the Thomas & Betts Corporation Equity Compensation Plan (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).
10	.13†	Management Incentive Plan (Filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10	.14†	Form of Restricted Stock Agreement Pursuant to Thomas & Betts Corporation Non-employee Directors Equity Compensation Plan. (Filed as Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.)
10.15		Credit Agreement, dated June 25, 2003, among Thomas & Betts Corporation, as borrower, certain of its subsidiaries, as guarantors, the lenders listed therein, Wachovia Bank, National Association, as issuing bank, Wachovia Securities, Inc., as arranger, and Wachovia Bank, National Association, as administrative agent (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference).

Exhibit No.		Description of Exhibit

10.16		Security Agreement, dated June 25, 2003, among Thomas & Betts Corporation and certain of its subsidiaries, as grantors, and Wachovia Bank, National Association, as administrative agent. (Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003 and incorporated herein by reference).
10.17		Amended and Restated Credit Agreement dated as of June 14, 2005 among Thomas & Betts Corporation, as Borrower, The Guarantors Party Thereto, The Financial Institutions Party Thereto, Bank of America, N.A., Suntrust Bank and Regions Bank, as Co-Syndication Agents, LaSalle Bank, N.A., as Documentation Agent and Wachovia Bank, National Association, as Administrative Agent, Swing Bank and Issuing Bank (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 14, 2005 and incorporated herein by reference).
10.18		First Amendment to Amended and Restated Credit Agreement dated August 12, 2005, among Thomas & Betts Corporation, as Borrower, the Lenders named therein, and Wachovia Bank, National Association, as Administrative Agent (Filed as Exhibit 10.1 to the Registrant’s Current Report of Form 8-K dated August 17, 2005 and incorporated herein by reference).
10.19		Second Amendment to Amended and Restated Credit Agreement dated December 18, 2006, as borrower, the lenders party thereto, and Wachovia Bank National Association, as administrative agent (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 18, 2006, and incorporated herein by reference).
10	.20†	Approval of Incentive Payments (Incorporated by reference to Item 1.01 of the Registrant’s Current Report of Form 8-K dated February 6, 2007).
10.21		Purchase and Sale Agreement dated as of July 25, 2007, between the Corporation as Purchaser and Joslyn Holding Company, Danaher UK Industries Limited, and Joslyn Canada as Sellers (Incorporated by reference to Item 2.01 of the Registrant’s Current Report on Form 8-K dated July 25, 2007).
10	.22†	Amended and Restated Thomas & Betts Corporation Executive Retirement Plan (Incorporated by reference to Items 1.01 and 5.02 of the Registrant’s Current Report on Form 8-K dated September 11, 2007).
10	.23†	Amended and Restated Thomas & Betts Corporation Management Incentive Plan (Incorporated by reference to Items 1.01 and 5.02 of the Registrant’s Current Report on Form 8-K dated September 11, 2007).
10	.24†	Amended and Restated Thomas & Betts Corporation Pension Restoration Plan (Incorporated by reference to Items 1.01 and 5.02 of the Registrant’s Current Report on Form 8-K dated September 11, 2007).
10	.25†	Amended and Restated Thomas & Betts Corporation Supplemental Executive Investment Plan (Incorporated by reference to Items 1.01 and 5.02 of the Registrant’s Current Report on Form 8-K dated September 11, 2007).
10	.26†	Amended and Restated Termination Protection Agreement (Pileggi) (Incorporated by reference to Items 1.01 and 5.02 of the Registrant’s Current Report on Form 8-K dated September 11, 2007).
10	.27†	Amended and Restated Termination Protection Agreement (Fluke) (Incorporated by reference to Items 1.01 and 5.02 of the Registrant’s Current Report on Form 8-K dated September 11, 2007).

Exhibit No.		Description of Exhibit

10	.28†	Amended and Restated Termination Protection Agreement (Hajj) (Incorporated by reference to Items 1.01 and 5.02 of the Registrant’s Current Report on Form 8-K dated September 11, 2007).
10	.29†	Amended and Restated Termination Protection Agreement (Hartmann) (Incorporated by reference to Items 1.01 and 5.02 of the Registrant’s Current Report on Form 8-K dated September 11, 2007).
10	.30†	Amended and Restated Termination Protection Agreement (Raines) (Incorporated by reference to Items 1.01 and 5.02 of the Registrant’s Current Report on Form 8-K dated September 11, 2007).
10	.31†	Amended and Restated Termination Protection Agreement (Locke) (Incorporated by reference to Items 1.01 and 5.02 of the Registrant’s Current Report on Form 8-K dated September 11, 2007).
10.32		Amended and Restated Thomas & Betts Corporation Indemnification Agreement (Incorporated by reference to Items 1.01 and 5.02 of the Registrant’s Current Report on Form 8-K dated September 11, 2007).
10.33		Second Amended and Restated Credit Agreement dated October 16, 2007, among Thomas & Betts Corporation, as Borrower, the Lenders party hereto, and Wachovia Bank, N.A., as Administrative Agent, and Wachovia Capital Markets, LLC and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Runners (Incorporated by reference to Items 1.01 and 2.03 of the Registrant’s Current Report on form 8-K dated October 17, 2007).
10	.34†	Separation Agreement and General Release between Christopher P. Hartmann and Thomas & Betts Corporation dated effective January 4, 2008 (Filed as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K dated December 20, 2007, and incorporated herein by reference).
10	.35†	Health Benefits Continuation Agreement dated September 5, 2007 between Thomas & Betts Corporation and Dominic J. Pileggi (Filed as Exhibit 10.14 to the Registrant’s Current Report on From 8-K dated September 11, 2007 and incorporated herein by reference).
10	.36†	The Thomas & Betts Corporation Supplemental Executive Investment Plan, Amended and Restated effective as of January 1, 2007 Incorporating Amendments through December 20, 2007.
10	.37†	The Thomas & Betts Corporation Management Incentive Plan, as Amended and Restated effective January 1, 2009 (Filed as Exhibit 10.41 to the Registrant’s Current Report on Form 8-K dated May 7, 2008 and incorporated herein by reference).
10	.38†	The Thomas & Betts Corporation 2008 Stock Incentive Plan (Filed as Exhibit 10.42 to the Registrant’s Current Report on Form 8-K dated May 7, 2008 and incorporated herein by reference).
10	.39†	Form of Restricted Stock Agreement pursuant to the Thomas & Betts Corporation 2008 Stock Incentive Plan.
10	.40†	Form of Nonqualified Stock Option Agreement pursuant to the Thomas & Betts Corporation 2008 Stock Incentive Plan.
10	.41†	Form of Restricted Stock Agreement for Nonemployee Directors pursuant to the Thomas & Betts Corporation 2008 Stock Incentive Plan.

Exhibit No.		Description of Exhibit

10	.42†	Form of Nonqualified Stock Option Agreement for Nonemployee Directors pursuant to the Thomas & Betts Corporation 2008 Stock Incentive Plan.
10	.43†	Minority Stock Purchase Agreement, dated as of June 24, 2008 among Thomas & Betts, and Leviton (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 24, 2008).
10	.44†	Termination Protection Agreement, effective December 3, 2008, between William E. Weaver, Jr. and Thomas & Betts Corporation (Filed as Exhibit 10.1 to Registrant’s Current Report of Form 8-K dated December 3, 2008 and incorporated herein by reference).
10	.45†	Executive Retirement Plan, as Amended and Restated Effective January 1, 2005, Including Amendments and Appendix A Adopted through December 3, 2008.
10	.46†	Amended and Restated Termination Protection Agreement between Thomas & Betts Corporation and Dominic J. Pileggi dated December 16, 2008.
10	.47†	Amended and Restated Termination Protection Agreement between Thomas & Betts Corporation and Kenneth W. Fluke dated December 30, 2008.
10	.48†	Amended and Restated Termination Protection Agreement between Thomas & Betts Corporation and Imad Hajj dated December 16, 2008.
10	.49†	Amended and Restated Termination Protection Agreement between Thomas & Betts Corporation and J.N. Raines dated December 16, 2008.
10	.50†	Amended and Restated Termination Protection Agreement between Thomas & Betts Corporation and William E. Weaver, Jr. dated December 30, 2008.
10	.51†	First Amendment to the Amended and Restated Termination Protection Agreement between Thomas & Betts Corporation and Stanley P. Locke dated December 19, 2008.
10	.52†	First Amendment to the Thomas & Betts Supplemental Executive Investment Plan Effective January 1, 2008.
12		Statement re Computation of Ratio of Earnings to Fixed Charges.
21		Subsidiaries of the Registrant.
23		Consent of KPMG LLP.
31.1		Certification of Principal Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a).
31.2		Certification of Principal Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a).
32.1		Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. § 1350 and not filed as part of the Report or as a separate disclosure document.
32.2		Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. § 1350 and not filed as part of the Report or as a separate disclosure document.

†	Management contract or compensatory plan or arrangement.