Form 10-Q
period 2009-03-31
THOMAS & BETTS CORP
filed 2009-05-01
CIK 97854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Title of Each Class	at April 30, 2009

Common Stock, $.10 par value	52,815,613

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

These forward-looking statements are not guarantees of future performance. Many factors could affect our future financial condition or results of operations. Accordingly, actual results, performance or achievements may differ materially from those expressed or implied by the forward-looking statements contained in this Report. We undertake no obligation to revise any forward-looking statement included in the Report to reflect any future events or circumstances.

(a)	These risks and uncertainties, which are further explained in Item 1A. Risk Factors in our Form 10-K for the year ended December 31, 2008, include:

•	negative economic conditions could have a material adverse effect on our operating results and financial condition;

•	a significant reduction in the supply of commodity raw materials could materially disrupt our business and rising and volatile costs for commodity raw materials and energy could have a material adverse effect on our profitability;

•	significant changes in customer demand due to increased competition could have a material adverse effect on our operating results and financial condition.

A reference in this Report to “we”, “our”, “us”, “Thomas & Betts” or the “Corporation” refers to Thomas & Betts Corporation and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Quarter Ended
	March 31,
	2009	2008

Net sales	$459,835	$595,504
Cost of sales	322,427	409,243

Gross profit	137,408	186,261
Selling, general and administrative	92,610	116,285

Earnings from operations	44,798	69,976
Interest expense, net	(9,461)	(12,332)
Other (expense) income, net	1,905	(1,277)

Earnings from continuing operations before income taxes	37,242	56,367
Income tax provision	11,173	18,206

Net earnings from continuing operations	26,069	38,161
Earnings from discontinued operations, net	—	91

Net earnings	$26,069	$38,252

Basic earnings per share:
Continuing operations	$0.50	$0.66
Discontinued operations	—	—

Net earnings	$0.50	$0.66

Diluted earnings per share:
Continuing operations	$0.49	$0.66
Discontinued operations	—	—

Net earnings	$0.49	$0.66

Average shares outstanding:
Basic	52,569	57,759
Diluted	52,952	58,192

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31,	December 31,
	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$253,514	$292,494
Restricted cash	5,615	7,971
Marketable securities	103	112
Receivables, net	215,995	229,160
Inventories	267,666	278,098
Deferred income taxes	31,285	33,983
Prepaid income taxes	9,061	9,090
Other current assets	16,992	15,885

Total Current Assets	800,231	866,793

Property, plant and equipment, net	295,739	299,077
Goodwill	879,046	880,410
Other intangible assets, net	267,561	274,672
Investments in unconsolidated companies	4,957	5,050
Other assets	84,273	84,600

Total Assets	$2,331,807	$2,410,602

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$682	$148,751
Accounts payable	140,577	180,750
Accrued liabilities	114,568	138,553
Income taxes payable	5,767	7,947

Total Current Liabilities	261,594	476,001

Long-Term Liabilities
Long-term debt, net of current maturities	637,305	512,193
Long-term benefit plan liabilities	188,469	185,472
Deferred income taxes	9,718	9,881
Other long-term liabilities	78,648	82,398
Contingencies (Note 15)
Shareholders’ Equity
Common stock	5,215	5,263
Additional paid-in capital	60,279	69,082
Retained earnings	1,293,364	1,267,295
Accumulated other comprehensive income (loss)	(202,785)	(196,983)

Total Shareholders’ Equity	1,156,073	1,144,657

Total Liabilities and Shareholders’ Equity	$2,331,807	$2,410,602

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Quarter Ended
	March 31,
	2009	2008

Cash Flows from Operating Activities:
Net earnings	$26,069	$38,252
Adjustments:
Depreciation and amortization	18,788	22,040
Share-based compensation expense	2,808	6,520
Deferred income taxes	218	729
Incremental tax benefits from share-based payment arrangements	—	(489)
Changes in operating assets and liabilities, net:
Receivables	10,076	(30,605)
Inventories	8,227	(32,606)
Accounts payable	(38,575)	14,114
Accrued liabilities	(22,963)	(10,873)
Income taxes payable	(2,738)	711
Other	4,214	3,901

Net cash provided by (used in) operating activities	6,124	11,694

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(11,421)	(8,139)
Purchases of businesses, net of cash acquired	—	(90,583)
Restricted cash used for change in control payments	2,356	114
Other	867	77

Net cash provided by (used in) investing activities	(8,198)	(98,531)

Cash Flows from Financing Activities:
Repurchase of common shares	(11,139)	—
Revolving credit facility proceeds, net	125,000	45,000
Proceeds from (repayment of) debt and other borrowings	(148,149)	1,348
Stock options exercised	54	467
Incremental tax benefits from share-based payment arrangements	—	489

Net cash provided by (used in) financing activities	(34,234)	47,304

Effect of exchange-rate changes on cash and cash equivalents	(2,672)	(213)

Net increase (decrease) in cash and cash equivalents	(38,980)	(39,746)
Cash and cash equivalents, beginning of period	292,494	149,926

Cash and cash equivalents, end of period	$253,514	$110,180

Cash payments for interest	$9,973	$11,346
Cash payments for income taxes	$14,010	$8,871

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the Corporation’s audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

2.	Basic and Diluted Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

	Quarter Ended
	March 31,
	2009	2008

(In thousands, except per share data)
Net earnings from continuing operations	$26,069	$38,161
Earnings from discontinued operations, net	—	91

Net earnings	$26,069	$38,252

Basic shares:
Average shares outstanding	52,569	57,759

Basic earnings per share:
Continuing operations	$0.50	$0.66
Discontinued operations	—	—

Net earnings	$0.50	$0.66

Diluted shares:
Average shares outstanding	52,569	57,759
Additional shares on the potential dilution from stock options and nonvested restricted stock	383	433

	52,952	58,192

Diluted earnings per share:
Continuing operations	$0.49	$0.66
Discontinued operations	—	—

Net earnings	$0.49	$0.66

The Corporation had stock options that were out-of-the-money which were excluded because of their anti-dilutive effect. Such out-of-the money options were associated with 2.6 million shares of common stock for the first quarter of 2009 and 1.5 million shares of common stock for the first quarter of 2008.

3.	Inventories

The Corporation’s inventories at March 31, 2009 and December 31, 2008 were:

	March 31,	December 31,
	2009	2008

(In thousands)
Finished goods	$126,743	$134,589
Work-in-process	27,814	28,595
Raw materials	113,109	114,914

Total inventories	$267,666	$278,098

4.	Property, Plant and Equipment

The Corporation’s property, plant and equipment at March 31, 2009 and December 31, 2008 were:

	March 31,	December 31,
	2009	2008

(In thousands)
Land	$21,925	$22,083
Building	192,820	194,887
Machinery and equipment	690,565	686,985
Construction-in-progress	14,773	14,179

Property, plant and equipment, gross	920,083	918,134
Less: Accumulated depreciation	624,344	619,057

Property, plant and equipment, net	$295,739	$299,077

5.	Goodwill and Other Intangible Assets

The following table reflects activity for goodwill by segment during the first quarter of 2009:

			Other —
	Balance at		Primarily	Balance at
	Beginning of		Currency	End of
	Period	Additions	Translation	Period

(In thousands)
Quarter Ended March 31, 2009
Electrical	$814,948	$—	$(1,333)	$813,615
Steel Structures	64,759	—	—	64,759
HVAC	703	—	(31)	672

	$880,410	$—	$(1,364)	$879,046

The following table reflects activity for other intangible assets during the first quarter of 2009:

				Other —
	Balance at			Primarily	Balance at
	Beginning of		Amortization	Translation	End of
	Period	Additions	Expense	Adjustment	Period

(In thousands)
Quarter Ended March 31, 2009
Intangible assets subject to amortization	$226,752	$—	$—	$(328)	$226,424
Accumulated amortization	(34,885)	—	(6,436)	57	(41,264)

	191,867	—	(6,436)	(271)	185,160
Other intangible assets not subject to amortization	82,805	—	—	(404)	82,401

Total	$274,672	$—	$(6,436)	$(675)	$267,561

6.	Income Taxes

The Corporation’s income tax provision for the first quarter of 2009 was $11.2 million, or an effective rate of 30.0% of pre-tax income, compared to a tax provision in the first quarter of 2008 of $18.2 million, or an effective rate of 32.3% of pre-tax income. The decrease in the effective rate over the prior-year period reflects the net decrease in overall and U.S. taxable income. The effective rate for each period reflects benefits from our Puerto Rican manufacturing operations which have a significantly lower effective tax rate than the Corporation’s blended statutory tax rate in other jurisdictions.

The Corporation had net deferred tax assets totaling $73.0 million as of March 31, 2009 and $75.2 million as of December 31, 2008. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income. Management believes that it is more-likely-than-not that future taxable income, based on tax laws in effect as of March 31, 2009, will be sufficient to realize the recorded deferred tax assets, net of any valuation allowance.

7.	Comprehensive Income

Total comprehensive income and its components are as follows:

	Quarter Ended
	March 31,
	2009	2008

(In thousands)
Net earnings	$26,069	$38,252
Change in unrealized gains (losses) on cash flow hedge, net of tax	711	(9,119)
Foreign currency translation adjustments	(9,537)	1,707
Amortization of net prior service costs and net actuarial losses, net of tax	3,024	449

Comprehensive income	$20,267	$31,289

8.	Fair Value of Financial Instruments

The Corporation’s financial instruments include cash and cash equivalents, restricted cash, marketable securities, short-term trade receivables and payables and debt. Financial instruments also include derivative instruments such as interest rate swap agreements. The carrying amounts of the Corporation’s financial instruments generally approximated their fair values at March 31, 2009 and December 31, 2008, except that, based on the borrowing rates available to the Corporation under current market conditions, the fair value of long-term debt (including current maturities) was approximately $644 million at March 31, 2009 and approximately $669 million at December 31, 2008, and the fair value of an interest rate swap at March 31, 2009 was a liability of $38.6 million and a liability of $39.7 million at December 31, 2008.

9.	Derivative Instruments

The Corporation is exposed to market risk from changes in interest rates, foreign-exchange rates and raw material prices. At times, the Corporation may enter into various derivative instruments to manage certain of those risks. The Corporation does not enter into derivative instruments for speculative or trading purposes.

Interest Rate Swap Agreements

During the fourth quarter of 2007, the Corporation entered into a forward-starting interest rate swap for a notional amount of $390 million. The notional amount reduces to $325 million on December 15, 2010, $200 million on December 15, 2011 and $0 on October 1, 2012. The interest rate swap hedges $390 million of the Corporation’s exposure to changes in interest rates on borrowings under its $750 million credit facility. The Corporation has designated the receive variable/pay fixed interest rate swap as a cash flow hedge for accounting purposes. Under the interest rate swap, the Corporation receives one-month London Interbank Offered Rate (“LIBOR”) and pays an underlying fixed rate of 4.86%. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the applicable periods during which the hedged transaction affects earnings. Gains or losses on the derivative representing hedge ineffectiveness are recognized in current period earnings.

Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements,” defines fair value as the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value by creating a hierarchy of valuation inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly; and, Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring a company to develop its own valuation assumptions.

The Corporation’s interest rate swap was reflected in the Corporation’s balance sheet in other long-term liabilities at its fair value of $38.6 million as of March 31, 2009 and $39.7 million as of December 31, 2008. This swap is measured at fair value at the end of each reporting period. The Corporation’s fair value estimate was determined using significant unobservable inputs and assumptions (Level 3) and, in addition, the liability valuation reflects the Corporation’s credit standing. The valuation technique utilized by the Corporation to calculate the swap fair value is the income approach. This approach estimates the present value of future cash flows based upon current market expectations. The credit valuation adjustment (which was a reduction in the liability) was determined to be $0.5 million as of March 31, 2009.

The Corporation’s balance of accumulated other comprehensive income has been reduced by $23.7 million, net of tax of $14.5 million, as of March 31, 2009 and $24.4 million, net of tax of $15.0 million, as of December 31, 2008 to reflect the above interest rate swap liability.

The following is a reconciliation associated with the interest rate swap of the fair value activity in accordance with SFAS No. 157 during the first quarter of 2009 and first quarter of 2008:

	Fair Value Measures
	(Level 3)
	March 31,	March 31,
	2009	2008

(In millions)
Asset (liability) at beginning of period	$(39.7)	$(13.6)
Total gains or losses (realized/unrealized):
Included in earnings	(4.2)	(1.1)
Included in other comprehensive income	1.2	(14.3)
Settlements	4.1	0.7

Asset (liability) at end of period	$(38.6)	$(28.3)

The ineffective portion of the swap reflected in interest expense, net during the first quarter of 2009 and the first quarter of 2008 was immaterial.

Forward Foreign Exchange Contracts

The Corporation had no outstanding forward sale or purchase contracts as of March 31, 2009 or December 31, 2008. During 2008, the Corporation was a party to currency forward exchange contracts that amortized monthly. The contracts were not designated as a hedge for accounting purposes. These contracts were intended to reduce cash flow volatility from exchange rate risk related to a short-term intercompany financing transaction. Under the terms of the contracts, the Corporation sold U.S. dollars at current spot rates and purchased Canadian dollars at a fixed forward exchange rate. During the first quarter of 2008, the Corporation recognized a mark-to-market loss of $1.2 million on these contracts that effectively matched foreign exchange gains on the short-term intercompany financing transaction.

Commodities Futures Contracts

During the first quarter of 2009 and first quarter of 2008, the Corporation had no outstanding commodities futures contracts. The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, copper, zinc, resins and rubber compounds. At times, some of the risk associated with usage of aluminum, copper and zinc has been mitigated through the use of futures contracts that mitigate the price exposure to these commodities.

10.	Debt

The Corporation’s long-term debt at March 31, 2009 and December 31, 2008 was:

	March 31,	December 31,
	2009	2008

(In thousands)
Senior credit facility(a)	$515,000	$390,000
Unsecured notes
6.39% Notes due 2009(b)	—	146,841
7.25% Notes due 2013(c)	121,856	121,671
Other, including capital leases	1,131	2,432

Long-term debt (including current maturities)	637,987	660,944
Less current maturities	682	148,751

Long-term debt, net of current maturities	$637,305	$512,193

(a)	Interest is paid monthly.

(b)	Repaid in February 2009 with $125 million obtained from the $750 million revolving credit facility and the remainder from available cash resources.

(c)	Interest is paid semi-annually.

The indentures underlying the unsecured notes contain standard covenants such as restrictions on mergers, liens on certain property, sale-leaseback of certain property and funded debt for certain subsidiaries. The indentures also include standard events of default such as covenant default and cross-acceleration.

The Corporation has a revolving credit facility with total availability of $750 million and a five year term expiring in October 2012. All borrowings and other extensions of credit under the Corporation’s revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the revolving credit facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility. The Corporation pays an annual commitment fee to maintain this facility of 10 basis points. At March 31, 2009, $515 million was outstanding under this facility. At December 31, 2008, $390 million was outstanding under this facility.

Under the revolving credit facility agreement, the Corporation selected an interest rate on its initial draw of the revolver based on one-month LIBOR plus a margin based on the Corporation’s debt rating. Fees to access the facility and letters of credit under the facility are based on a pricing grid related to the Corporation’s debt ratings with Moody’s, S&P, and Fitch during the term of the facility.

The Corporation’s amended and restated revolving credit facility requires that it maintain:

•	a maximum leverage ratio of 3.75 to 1.00; and

•	a minimum interest coverage ratio of 3.00 to 1.00.

It also contains customary covenants that could restrict the Corporation’s ability to: incur additional indebtedness; grant liens; make investments, loans, or guarantees; declare dividends; or repurchase company stock.

Outstanding letters of credit, which reduced availability under the credit facility, amounted to $11.1 million at March 31, 2009. The letters of credit relate primarily to third-party insurance claims processing.

The Corporation has a EUR 10.0 million (approximately US$13.6 million) committed revolving credit facility with a European bank. The Corporation pays an annual commitment fee of 20 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default. This facility has an indefinite maturity, and no borrowings were outstanding as of March 31, 2009 and December 31, 2008.

The Corporation has a CAN 30.0 million (approximately US$24.4 million) committed revolving credit facility with a Canadian bank. The Corporation pays an annual commitment fee of 12.5 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default. This facility matures in 2011, and no borrowings were outstanding as of March 31, 2009 and December 31, 2008.

As of March 31, 2009, the Corporation’s aggregate availability of funds under its credit facilities is approximately $261.9 million, after deducting outstanding letters of credit. The Corporation has the option, at the time of drawing funds under any of the credit facilities, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank.

As of March 31, 2009, the Corporation also had letters of credit in addition to those discussed above that do not reduce availability under the Corporation’s credit facilities. The Corporation had $23.3 million of such additional letters of credit that relate primarily to environmental assurances, third-party insurance claims processing, performance guarantees and acquisition obligations.

11.	Share-Based Payment Arrangements

Share-based compensation expense, net of tax, of $1.7 million was charged against income during the first quarter of 2009 and $4.0 million was charged against income during the first quarter of 2008. During the first quarter of 2008, the net of tax share-based compensation expense reflected accelerated amortization over periods shorter than the stated service periods of approximately $3 million and related to share award grants to certain employees who are retirement eligible.

During the first quarter of 2009, the Corporation granted 46,104 stock options with a weighted average exercise price of $22.95 and an average grant date fair value of $9.54. The Corporation also had 2,818 stock options exercised at a weighted average exercise price of $19.18 per share and had 75,721 stock options forfeited or expired. Also, during the first quarter of 2009, the Corporation granted 8,222 shares of nonvested restricted stock with weighted average grant date fair value of $22.95 per share.

12.	Pension and Other Postretirement Benefits

Net periodic cost for the Corporation’s pension and other postretirement benefits included the following components:

	Quarter Ended
			Other
			Postretirement
	Pension Benefits		Benefits
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008

(In thousands)
Service cost	$2,819	$3,000	$—	$31
Interest cost	7,393	7,373	308	361
Expected return on plan assets	(6,598)	(9,973)	—	—
Plan net loss (gain)	4,604	345	(20)	75
Prior service cost (gain)	277	263	(63)	(56)
Transition obligation (asset)	(3)	(4)	193	194

Net periodic benefit cost	$8,492	$1,004	$418	$605

Contributions to our qualified pension plans during the quarters ended March 31, 2009 and 2008 were not significant. We expect required contributions to our qualified pension plans during the remainder of 2009 to be minimal.

13.	Lamson & Sessions Co. (“LMS”) Restructuring and Integration Plan

The merger of Lamson & Sessions Co. into Thomas & Betts Corporation was completed in November 2007. The Corporation’s senior management began assessing and formulating a restructuring and integration plan as of the acquisition date. Approval of the plan by the Corporation’s senior management and Board of Directors occurred during the first quarter of 2008. The objective of the restructuring and integration plan is to achieve operational efficiencies and eliminate duplicative operating costs resulting from the LMS acquisition. The Corporation also intends to achieve greater efficiency in sales, marketing, administration and other operational activities. The Corporation identified certain liabilities and other costs for restructuring and integration actions. Included in this amount are approximately $14 million of planned severance costs for involuntary termination of approximately 320 employees of LMS and approximately $8 million of lease cancellation costs associated with the closure of LMS distribution centers, which was recorded as part of the Corporation’s purchase price allocation of LMS. Severance and lease cancellation costs have been reflected in the Corporation’s balance sheet in accrued liabilities and reflect cash paid or to be paid for these actions. Integration costs were recognized as incurred and either expensed or capitalized, as appropriate. The amount recognized in cost of sales as integration expense during the first quarter of 2008 was approximately $2 million. The actions required by the plan began soon after the plan was approved, including the communication to affected employees of the Corporation’s intent to terminate as soon as possible.

The Corporation ceased operations at all LMS distribution centers during the second quarter of 2008, consolidating these activities into its existing distribution centers. As of March 31, 2009, approximately 300 employees have been involuntarily terminated under the plan. Payments associated with certain of the restructuring and integration actions taken are expected to continue through 2009 due to compliance with applicable regulations and other considerations. The cash payments necessary to fund the plan are expected to come from operations or available cash resources including restricted cash.

Activities related to the LMS accrual for restructuring during the first quarter of 2009 are as follows:

	Work Force		Facility
	Reductions		Closures	Total

(In millions)
Balance at December 31, 2008	$9.1		$5.1	$14.2
Restructuring accrual additions	—		—	—
Cost/payments charged against reserves	(2.7)		(0.7)	(3.4)

Balance at March 31, 2009	$6.4	(a)	$4.4	$10.8

(a)	A substantial portion of this balance will be satisfied through the use of restricted cash on-hand as of March 31, 2009.

The Corporation decided at the time of acquisition to divest its rigid polyvinyl chloride (PVC) and high-density polyethylene (HDPE) conduit, duct and pressure pipe businesses, which were acquired as part of the LMS acquisition. The operations associated with these businesses since the date of acquisition were reflected as discontinued operations in the Corporation’s consolidated statements of operations. During 2008, the Corporation completed the divestiture of these discontinued operations. Discontinued operations in the first quarter of 2008 reflected net sales of approximately $49 million, earnings before income taxes of $0.2 million, income tax provision of $0.1 million and net earnings of $0.1 million.

14.	Segment Disclosures

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

As a result of the Corporation’s decision to divest the PVC and HDPE pipe operations acquired as part of Lamson & Sessions Co., 2008 operating results for the pipe business are reported as “discontinued operations” and are shown on a net basis on the consolidated financial statements. Results for discontinued operations are not included in segment reporting below.

	Quarter Ended
	March 31,
	2009	2008

(In thousands)
Net Sales
Electrical	$368,832	$508,770
Steel Structures	61,945	51,960
HVAC	29,058	34,774

Total	$459,835	$595,504

Segment Earnings
Electrical	$57,440	$96,121
Steel Structures	14,430	10,042
HVAC	5,722	5,635

Segment earnings	77,592	111,798
Corporate expense	(11,198)	(13,262)
Depreciation, amortization expense and share-based compensation expense	(21,596)	(28,560)
Interest expense, net	(9,461)	(12,332)
Other (expense) income, net	1,905	(1,277)

Earnings from continuing operations before income taxes	$37,242	$56,367

15.	Contingencies

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

The following table provides the changes in the Corporation’s accruals for estimated product warranties:

	Quarter Ended
	March 31,
	2009	2008

(In thousands)
Balance at beginning of period	$3,112	$3,894
Liabilities accrued for warranties issued during the period	428	475
Deductions for warranty claims paid during the period	(474)	(567)
Changes in liability for pre-existing warranties during the period, including expirations	(56)	255

Balance at end of period	$3,010	$4,057

16.	Share Repurchase Plan

In 2008, the Corporation’s Board of Directors approved a share repurchase plan that authorized the Corporation to buy up to 5,000,000 of its common shares. In 2008, the Corporation repurchased, with available cash resources, 2,425,000 common shares through open-market transactions. During the first quarter of 2009, the Corporation repurchased, with available cash resources, 500,000 common shares through open-market transactions. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires in October 2010.

17.	Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141 (Revised), “Business Combinations.” SFAS No. 141R replaces SFAS No. 141 while retaining the fundamental requirements in SFAS No. 141 that the acquisition (purchase) method of accounting be used for all business combinations. SFAS No. 141R retains SFAS No. 141 guidance for identifying and recognizing intangible assets separately from goodwill and makes certain changes to how the acquisition (purchase) method is applied. The impact of the Corporation’s adoption of SFAS No. 141R as of the beginning of 2009 was not material; however, SFAS No. 141R will impact future business combinations of the Corporation.

Effective January 1, 2008, the Corporation adopted SFAS No. 157, “Fair Value Measurements,” for measuring “financial” assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The impact of the Corporation’s adoption of the provisions of SFAS No. 157 related to certain “nonfinancial” assets and liabilities as of the beginning of 2009 was not material.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest (sometimes called a minority interest) in a subsidiary and for the deconsolidation of a subsidiary and to provide consistency with SFAS No. 141. The impact of the Corporation’s adoption of SFAS No. 160 as of the beginning of 2009 was not material.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The impact of the Corporation’s adoption of SFAS No. 161 as of the beginning of 2009 was not material.

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

Critical Accounting Policies

The preparation of financial statements contained in this report requires the use of estimates and assumptions to determine certain amounts reported as net sales, costs, expenses, assets or liabilities and certain amounts disclosed as contingent assets or liabilities. Actual results may differ from those estimates or assumptions. Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. We believe our critical accounting policies include the following:

•	Revenue Recognition: We recognize revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. We recognize revenue for service agreements over the applicable service periods. Sales discounts, quantity and price rebates, and allowances are estimated based on contractual commitments and experience and recorded as a reduction of revenue in the period in which the sale is recognized. Quantity rebates are in the form of volume incentive discount plans, which include specific sales volume targets or year-over-year sales volume growth targets for specific customers. Certain distributors can take advantage of price rebates by subsequently reselling our products into targeted construction projects or markets. Following a distributor’s sale of an eligible product, the distributor submits a claim for a price rebate. We provide allowances for doubtful accounts when credit losses are both probable and estimable. A number of distributors, primarily in our Electrical segment, have the right to return goods under certain circumstances and those returns, which are reasonably estimable, are accrued as a reduction of revenue at the time of shipment. We analyze historical returns and allowances, current economic trends and specific customer circumstances when evaluating the adequacy of accounts receivable related reserves and accruals.

•	Inventory Valuation: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. To ensure inventories are carried at the lower of cost or market, we periodically evaluate the carrying value of our inventories. We also periodically perform an evaluation of inventory for excess and obsolete items. Such evaluations are based on management’s judgment and use of estimates. Such estimates incorporate inventory quantities on-hand, aging of the inventory, sales forecasts for particular product groupings, planned dispositions of product lines and overall industry trends.

•	Goodwill and Other Intangible Assets: We apply the acquisition (purchase) method of accounting for all business combinations. Under this method, all assets and liabilities acquired in a business combination, including goodwill, indefinite-lived intangibles and other intangibles, are recorded at fair value. The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the fair value of the acquired assets and liabilities. Goodwill consists principally of the excess of cost over the fair value of net assets acquired in business combinations and is not amortized. For each amortizable intangible asset, we use a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed. If that pattern cannot be reliably determined, the straight-line amortization method is used. We also follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires an annual impairment test of goodwill and indefinite-lived intangible assets. We perform our annual impairment assessment as of the beginning of the fourth quarter of each year, unless circumstances dictate more frequent interim assessments. In evaluating when an interim assessment of goodwill is necessary, we consider, among other things, the trading level of our common stock, changes in expected future cash flows and mergers and acquisitions involving companies in our industry. In evaluating when an interim assessment of indefinite-lived intangible assets is necessary, we review for significant events or significant changes in circumstances. Our evaluation process did not result in an interim assessment of goodwill or long-lived intangible assets for recoverability during the first quarter of 2009.

Under the provisions of SFAS No. 142, each test of goodwill requires us to determine the fair value of each reporting unit and compare the fair value to the reporting unit’s carrying amount. SFAS No. 142 defines a reporting unit as an operating segment or one level below an operating segment. We determine the fair value of our reporting units using a combination of three valuation methods: market multiple approach; discounted cash flow approach; and comparable transactions approach. The market multiple approach provides indications of value based on market multiples for public companies involved in similar lines of business. The discounted cash flow approach calculates the present value of projected future cash flows using appropriate discount rates. The comparable transactions approach provides indications of value based on an examination of recent transactions in which companies in similar lines of business were acquired. The fair values derived from these three valuation methods are then blended to arrive at a single value for each reporting unit. Our annual determination of fair values involved a weighting of 25% to the market multiple approach, 50% to the discounted cash flow approach and 25% to the comparable transactions approach. We then reconcile the total values for all reporting units to our market capitalization and evaluate the reasonableness of the implied control premium.

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

•	Pension and Other Postretirement Benefit Plan Actuarial Assumptions: We follow the provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” SFAS No. 132 (Revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” For purposes of calculating pension and postretirement medical benefit obligations and related costs, we use certain actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these assumptions annually. Other assumptions include employee demographic factors (retirement patterns, mortality and turnover), rate of compensation increase and the healthcare cost trend rate. See additional information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Qualified Pension Plans.

•	Income Taxes: We use the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and requires an evaluation of asset realizability based on a more-likely-than-not criteria. We have valuation allowances for deferred tax assets primarily associated with foreign net operating loss carryforwards and foreign income tax credit carryforwards. Realization of the deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We believe that it is more-likely-than-not that future taxable income, based on enacted tax laws in effect as of March 31, 2009, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances.

•	Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of currently available facts related to each site. The operation of manufacturing plants involves a high level of susceptibility in these areas, and there is no assurance that we will not incur material environmental or occupational health and safety liabilities in the future. Moreover, expectations of remediation expenses could be affected by, and potentially significant expenditures could be required to comply with, environmental regulations and health and safety laws that may be adopted or imposed in the future. Future remediation technology advances could adversely impact expectations of remediation expenses.

2009 Outlook

We expect the current weak economic environment to negatively impact our primary markets during the remainder of 2009. We continue to expect lower volumes in nearly all geographical and product markets, with the U.S. market deteriorating more significantly than our other geographic regions. We expect full-year 2009 total company net sales to be down in the mid-to-high teens as a percentage compared to 2008 results. We expect year-over-year quarterly net sales deterioration compared to 2008 to become less severe as the year progresses. Electrical and HVAC segments are expected to experience year-over-year net sales declines in the high teens, with high single-digit net sales growth expected in the Steel Structures segment. The second quarter will be critical to our overall sales forecast as it is the beginning of the traditional construction season and will be the first true indication of what to expect for the remainder of the year. We also expect Steel Structures segment earnings moderating towards the range of 17% to 20% of net sales for the balance of the year.

We expect diluted per share earnings will likely be near the low end of our previously communicated range for the full-year 2009 or $3.00 per diluted share. Full-year 2009 earnings guidance assumptions include annual depreciation of $50 million, annual interest expense of $35 million, annual acquisition-related amortization of $25 million, corporate expenses of $14 million per quarter, an effective tax rate of approximately 30% and 53 million fully diluted average shares outstanding. Additionally, our guidance reflects approximately $20 million in annual benefits from the acquisition integration efforts undertaken in 2008, although this will be entirely offset by higher annual pension expense.

Actions continued to be taken in the first quarter of 2009 to minimize the impact of the economic downturn, including a significant reduction in our employee headcount. The key risk factors we may face in 2009 include a weaker than anticipated construction season which typically begins in the second quarter, the impact on sales from a prolonged disruption in credit availability in our end markets, fluctuation in foreign currencies versus the U.S. dollar, volatility in commodity costs and availability and additional or heightened slowdowns in key market segments and geographic regions.

Summary of Consolidated Results

	Quarter Ended March 31,
	2009		2008
		% of Net		% of Net
	In Thousands	Sales	In Thousands	Sales

Net sales	$459,835	100.0	$595,504	100.0
Cost of sales	322,427	70.1	409,243	68.7

Gross profit	137,408	29.9	186,261	31.3
Selling, general and administrative	92,610	20.2	116,285	19.5

Earnings from operations	44,798	9.7	69,976	11.8
Interest expense, net	(9,461)	(2.0)	(12,332)	(2.1)
Other (expense) income, net	1,905	0.4	(1,277)	(0.2)

Earnings from continuing operations before income taxes	37,242	8.1	56,367	9.5
Income tax provision	11,173	2.4	18,206	3.1

Net earnings from continuing operations	26,069	5.7	38,161	6.4
Earnings from discontinued operations, net	—	—	91	—

Net earnings	$26,069	5.7	$38,252	6.4

Basis earnings per share:
Continuing operations	$0.50		$0.66
Discontinued operations	—		—

Net earnings	$0.50		$0.66

Diluted earnings per share:
Continuing operations	$0.49		$0.66
Discontinued operations	—		—

Net earnings	$0.49		$0.66

2009 Compared with 2008

Overview

Net sales in the first quarter of 2009 decreased significantly from the prior-year period reflecting lower sales volumes on weaker demand in our Electrical and HVAC segments, which were partially offset by a year-over-year net sales increase for the quarter in our Steel Structures segment. A stronger U.S. dollar during 2009 also negatively impacted net sales. Gross profit in the first quarter of 2009 decreased modestly as a percent of net sales reflecting overall business mix and the impact of lower production volumes.

Earnings from operations in dollars and as a percent of sales decreased from the prior-year period as a result of the lower current period sales volumes and increased year-over-year selling, general and administrative expenses as a percent of net sales.

Net earnings in the first quarter of 2009 were $26.1 million, or $0.49 per diluted share compared to net earnings of $38.3 million, or $0.66 per diluted share in the prior-year period.

Net Sales and Gross Profit

Net sales in the first quarter of 2009 were $459.8 million, down $135.7 million, or 22.8%, from the prior-year period. The year-over-year sales decrease primarily reflects weaker demand for electrical products used in construction, industrial maintenance and electrical power distribution. The stronger U.S. dollar negatively impacted sales by approximately $35 million compared to the prior-year period.

Gross profit in the first quarter of 2009 was $137.4 million, or 29.9% of net sales, compared to $186.3 million, or 31.3% of net sales, in the first quarter of 2008. The year-over-year decrease as a percent of sales reflects overall business mix and the impact of lower production volumes.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense in the first quarter of 2009 was $92.6 million, or 20.2% of net sales, compared to $116.3 million, or 19.5% of net sales, in the prior-year period. The $23.7 million, or 20.4%, decrease in SG&A expense largely reflects our overall efforts to tightly manage expenses as well as the impact of foreign currency.

Interest Expense, Net

Interest expense, net was $9.5 million for the first quarter of 2009, down $2.9 million from the prior-year period primarily as a result of lower average debt outstanding. Interest income included in interest expense, net was negligible for the first quarter of 2009 and $1.4 million for the first quarter of 2008.

Income Taxes

The effective tax rate in the first quarter of 2009 was 30.0 percent compared to 32.3 percent in the first quarter of 2008. The lower rate largely reflects the impact of lower overall and U.S. earnings. The effective rate for both years reflects benefits from our Puerto Rican manufacturing operations.

Net Earnings

Net earnings in the first quarter of 2009 were $26.1 million, or $0.49 per diluted share. Net earnings in the first quarter of 2008 were $38.3 million, or $0.66 per diluted share.

Summary of Segment Results

Net Sales

	Quarter Ended March 31,
	2009		2008
		% of Net		% of Net
	In Thousands	Sales	In Thousands	Sales

Electrical	$368,832	80.2	$508,770	85.5
Steel Structures	61,945	13.5	51,960	8.7
HVAC	29,058	6.3	34,774	5.8

	$459,835	100.0	$595,504	100.0

Segment Earnings

	Quarter Ended March 31,
	2009		2008
		% of Net		% of Net
	In Thousands	Sales	In Thousands	Sales

Electrical	$57,440	15.6	$96,121	18.9
Steel Structures	14,430	23.3	10,042	19.3
HVAC	5,722	19.7	5,635	16.2

Segment earnings	77,592	16.9	111,798	18.8
Corporate expense	(11,198)		(13,262)
Depreciation, amortization and share-based compensation	(21,596)		(28,560)
Interest expense, net	(9,461)		(12,332)
Other (expense) income, net	1,905		(1,277)

Earnings from continuing operations before income taxes	$37,242		$56,367

We have three reportable segments: Electrical, Steel Structures and HVAC. We evaluate our business segments primarily on the basis of segment earnings, with segment earnings defined as earnings before corporate expense, depreciation and amortization expense, share-based compensation expense, interest, income taxes and certain other items.

Our segment earnings are significantly influenced by the operating performance of our Electrical segment that accounted for more than 80% of our consolidated net sales and more than 70% of consolidated segment earnings during the periods presented.

Electrical Segment

A challenging economic environment in the first quarter of 2009 affected Electrical segment performance. Electrical segment net sales in the first quarter of 2009 were $368.8 million, down $139.9 million, or 27.5%, from the first quarter of 2008. Decreased volumes were evident across virtually all product and geographic markets. Foreign currency exchange accounted for approximately $34 million of the sales decrease.

Electrical segment earnings in the first quarter of 2009 were $57.4 million, down $38.7 million, or 40.2%, from the first quarter of 2008. The decline in year-over-year segment earnings reflects the impact of lower sales volumes and a stronger U.S. dollar.

Other Segments

Net sales in the first quarter of 2009 in our Steel Structures segment were $61.9 million, up $10.0 million, or 19.2%, from the first quarter of 2008. Higher year-over-year steel pricing contributed to the net sales increase. Segment earnings in the first quarter of 2009 were $14.4 million, up $4.4 million, or 43.7%, from the first quarter of 2008, primarily reflecting favorable project mix.

Net sales in the first quarter of 2009 in our HVAC segment were $29.1 million, down $5.7 million, or 16.4%, from the first quarter of 2008. Despite lower sales volumes, HVAC segment earnings in the first quarter of 2009 were $5.7 million, up $0.1 million, or 1.5%, from the first quarter of 2008, primarily due to actions taken to adjust production costs, manage expenses and improve productivity.

Liquidity and Capital Resources

We had cash and cash equivalents of $253.5 million and $292.5 million at March 31, 2009 and December 31, 2008, respectively.

The following table reflects the primary category totals in our Consolidated Statements of Cash Flows:

	Quarter Ended
	March 31,
	2009	2008

(In thousands)
Net cash provided by (used in) operating activities	$6,124	$11,694
Net cash provided by (used in) investing activities	(8,198)	(98,531)
Net cash provided by (used in) financing activities	(34,234)	47,304
Effect of exchange-rate changes on cash	(2,672)	(213)

Net increase (decrease) in cash and cash equivalents	$(38,980)	$(39,746)

Operating Activities

Cash provided by operating activities was primarily attributable to net earnings of $26.1 million and $38.3 million in the first quarter of 2009 and first quarter of 2008, respectively. Depreciation and amortization was $18.8 million and $22.0 million in the first quarter of 2009 and first quarter of 2008, respectively. Share-based compensation expense was $2.8 million and $6.5 million in the first quarter of 2009 and first quarter of 2008, respectively, reflecting our 2008 change in timing of share-based awards to the fourth quarter of each year. Operating activities in 2009 also reflected the benefit of a heightened focus on working capital management.

Investing Activities

Investment activities in the first quarter of 2008 included two acquisitions totaling $91 million. During the first quarter of 2009, we had capital expenditures to support our ongoing business plans totaling $11.4 million compared to $8.1 million in the prior-year period. We expect capital expenditures to be approximately $50 million for the full year 2009.

Financing Activities

Cash used in first quarter 2009 financing activities included the repurchase of 0.5 million common shares for $11 million and repayments of $148 million of debt using a combination of cash and $125 million in borrowings under our $750 million revolving credit facility. Cash provided in first quarter 2008 financing activities included net borrowings of $45 million under our $750 million revolving credit facility.

$750 million Credit Facility

Our revolving credit facility has total availability of $750 million and a five year term expiring in October 2012. All borrowings and other extensions of credit under our revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the revolving credit facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility. At March 31, 2009, $515 million was outstanding under this facility. At December 31, 2008, $390 million was outstanding under this facility.

In 2007, the Corporation entered into an interest rate swap to hedge its exposure to changes in the London Interbank Offered Rate (“LIBOR”) rate on $390 million of borrowings under this facility. See Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Under the revolving credit facility agreement, we selected an interest rate on our initial draw of the revolver based on one-month LIBOR plus a margin based on our debt rating. Fees to access the facility and letters of credit under the facility are based on a pricing grid related to our debt ratings with Moody’s, S&P, and Fitch during the term of the facility.

Our amended and restated revolving credit facility requires that we maintain:

•	a maximum leverage ratio of 3.75 to 1.00; and

•	a minimum interest coverage ratio of 3.00 to 1.00.

It also contains customary covenants that could restrict our ability to: incur additional indebtedness; grant liens; make investments, loans, or guarantees; declare dividends; or repurchase company stock. We do not expect these covenants to restrict our liquidity, financial condition, or access to capital resources in the foreseeable future.

Outstanding letters of credit, which reduced availability under the credit facility, amounted to $11.1 million at March 31, 2009. The letters of credit relate primarily to third-party insurance claims processing.

Other Credit Facilities

We have a EUR 10.0 million (approximately US$13.6 million) committed revolving credit facility with a European bank that has an indefinite maturity. There were no balances outstanding or letters of credit that reduced availability under the European facility at March 31, 2009. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default.

We have a CAN 30.0 million (approximately US$24.4 million) committed revolving credit facility with a Canadian bank that matures in 2011. There were no outstanding balances or letters of credit that reduced availability under the Canadian facility at March 31, 2009. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default.

Other Letters of Credit

As of March 31, 2009, we also had letters of credit in addition to those discussed above that do not reduce availability under our credit facilities. We had $23.3 million of such additional letters of credit that relate primarily to environmental assurances, third-party insurance claims processing, performance guarantees and acquisition obligations.

Compliance and Availability

We are in compliance with all covenants or other requirements set forth in our credit facilities. However, if we fail to be in compliance with the financial or other covenants of our credit agreements, then the credit agreements could be terminated, any outstanding borrowings under the agreements could be accelerated and immediately due, and we could have difficulty obtaining immediate credit availability to repay the accelerated obligations and in obtaining credit facilities in the future.

In February 2009, we repaid $146.8 million in unsecured notes with $125 million obtained from our $750 million revolving credit facility and the remainder from available cash resources. As of March 31, 2009, the aggregate availability of funds under our credit facilities is approximately $261.9 million, after deducting outstanding letters of credit. Availability is subject to the satisfaction of various covenants and conditions to borrowing.

Credit Ratings

As of March 31, 2009, we had investment grade credit ratings from Standard & Poor’s, Moody’s Investor Service and Fitch Ratings on our senior unsecured debt. Should these credit ratings drop, repayment under our credit facilities and securities will not be accelerated; however, our credit costs may increase. Similarly, if our credit ratings improve, we could potentially have a decrease in our credit costs. The maturity of any of our debt securities does not accelerate in the event of a credit downgrade.

Debt Securities

Thomas & Betts had the following unsecured debt securities outstanding as of March 31, 2009:

Issue Date	Amount	Interest Rate	Interest Payable	Maturity Date

May 2003	$125.0 million	7.25%	June 1 and December 1	June 2013

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

Qualified Pension Plans

Contributions to our qualified pension plans during the first quarter of 2009 and first quarter of 2008 were not significant. We expect required contributions to our qualified pension plans in 2009 to be minimal; however, if pension assets do not recover a substantial portion of 2008 investment losses, our required contributions in 2010 will increase significantly. Additionally, such investment losses have resulted in significantly higher pension expense in 2009 compared with 2008.

Other

In 2008, our Board of Directors approved a share repurchase plan that authorized us to buy up to 5,000,000 of our common shares. In 2008, we repurchased, with available cash resources, 2,425,000 common shares through open-market transactions. During the first quarter of 2009, we repurchased, with available cash resources, 500,000 common shares through open-market transactions. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires in October 2010.

We do not currently pay cash dividends. Future decisions concerning the payment of cash dividends on the common stock will depend upon our results of operations, financial condition, strategic investment opportunities, continued compliance with credit facilities and other factors that the Board of Directors may consider relevant.

As of March 31, 2009, we have $254 million in cash and cash equivalents and $261.9 million of aggregate availability under our credit facilities. We renewed our effective shelf registration with the Securities and Exchange Commission on December 3, 2008, utilizing the well-known seasoned issuer (WKSI) process. The registration permits us to issue common stock, preferred stock and debt securities. The registration is effective for a period of three years from the date of filing. We continue to have cash requirements to, among other things, support working capital and capital expenditure needs, service debt and fund our pension plans as required. We generally intend to use available cash and internally generated funds to meet these cash requirements and may borrow under existing credit facilities or access the capital markets as needed for liquidity. Credit markets in 2008 were materially disrupted, significantly limiting the availability of credit. These conditions have persisted during the first quarter of 2009, and we cannot predict when credit markets will return to a more normal level of activity. To date, our liquidity has not been adversely affected by the current credit market. We believe that we have sufficient liquidity to satisfy both short-term and long-term requirements.

Lamson & Sessions Co. (“LMS”) Restructuring and Integration Plan

Our senior management began assessing and formulating a restructuring and integration plan as of the acquisition date of LMS in November 2007. Approval by our senior management and Board of Directors occurred during the first quarter of 2008. The objective of the restructuring and integration plan is to achieve operational efficiencies and eliminate duplicative operating costs resulting from the LMS acquisition. We also intend to achieve greater efficiency in sales, marketing, administration and other operational activities. We identified certain liabilities and other costs for restructuring and integration actions. Included in this amount are approximately $14 million of planned severance costs for involuntary termination of approximately 320 employees of LMS and approximately $8 million of lease cancellation costs associated with the closure of LMS distribution centers. Severance and lease cancellation costs reflect cash paid or to be paid for these actions. Integration costs were recognized as incurred and either expensed or capitalized, as appropriate. The amount recognized in cost of sales as integration expense during the first quarter of 2008 was approximately $2 million. The actions required by the plan began soon after the plan was approved, including the communication to affected employees of our intent to terminate as soon as possible.

We ceased operations at all LMS distribution centers during the second quarter of 2008, consolidating these activities into our existing distribution centers. As of March 31, 2009, approximately 300 employees have been involuntary terminated under the plan. Payments associated with certain of the restructuring and integration actions taken are expected to continue through 2009 due to compliance with applicable regulations and other considerations. The cash payments necessary to fund the plan are expected to come from operations or available cash resources including restricted cash.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any off-balance sheet arrangements.

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

For the period ended March 31, 2009, the Corporation has not experienced any material changes since December 31, 2008 in market risk that affect the quantitative and qualitative disclosures presented in our 2008 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer who certify the Company’s financial reports.

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.

(b)	Changes in Internal Control over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 15, “Contingencies,” in the Notes to Consolidated Financial Statements, which is incorporated herein by reference. See also Item 3. “Legal Proceedings,” in the Corporation’s 2008 Annual Report on Form 10-K, which is incorporated herein by reference.

Item 1A.	Risk Factors

There are many factors that could pose a material risk to the Corporation’s business, its operating results and financial condition and its ability to execute its business plan, some of which are beyond our control. There have been no material changes from the risk factors as previously set forth in our 2008 Annual Report on Form 10-K under Item 1A. “Risk Factors,” which is incorporated herein by reference.

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table reflects activity related to equity securities purchased by the Corporation during the three months ended March 31, 2009:

Issuer Purchases of Equity Securities

			Total Number	Maximum
			of Common	Number
			Shares	of Common
	Total	Average	Purchased	Shares that
	Number of	Price Paid	as Part of	May Yet Be
	Common	per	Publicly	Purchased
	Shares	Common	Announced	Under
Period	Purchased	Share	Plans	the Plans

October 2008 Plan (5,000,000 common shares authorized)
February 24, 2009	100,000	$23.05	100,000	2,475,000
March 9, 2009 to March 10, 2009	200,000	$21.01	200,000	2,275,000
March 16, 2009 to March 18, 2009	200,000	$23.12	200,000	2,075,000

Total for the quarter ended March 31, 2009	500,000	$22.26	500,000	2,075,000

Item 5.	Other Information

Shareholders who wish to present director nominations or other business at the Annual Meeting of Shareholders to be held in 2010 must give notice to the Secretary at our principal executive offices on or prior to January 4, 2010.

Item 6.	Exhibits

The Exhibit Index that follows the signature page of this Report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Thomas & Betts Corporation
(Registrant)

By:	/s/ Kenneth W. Fluke
Kenneth W. Fluke
Senior Vice President and
Chief Financial Officer
(principal financial officer)

Date: May 1, 2009

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Amended and Restated Termination Protection Agreement between Thomas & Betts Corporation and Stanley P. Locke dated January 15, 2009
12	Statement re Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of Principal Financial Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. § 1350 and not filed as part of the Report or as a separate disclosure document
32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. §1350 and not filed as part of the Report or as a separate disclosure document