Form 10-Q
period 2009-06-30
THOMAS & BETTS CORP
filed 2009-07-31
CIK 97854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Title of Each Class	at July 28, 2009

Common Stock, $.10 par value	52,852,825

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

These forward-looking statements are not guarantees of future performance. Many factors could affect our future financial condition or results of operations. Accordingly, actual results, performance or achievements may differ materially from those expressed or implied by the forward-looking statements contained in this Report. We undertake no obligation to revise any forward-looking statement included in this Report to reflect any future events or circumstances.

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

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	$460,996	$641,317	$920,831	$1,236,821
Cost of sales	329,053	441,342	651,480	850,585

Gross profit	131,943	199,975	269,351	386,236
Selling, general and administrative	93,038	100,489	185,648	216,774

Earnings from operations	38,905	99,486	83,703	169,462
Interest expense, net	(8,378)	(11,768)	(17,839)	(24,100)
Other (expense) income, net	1,845	(670)	3,750	(1,947)
Gain on sale of equity interest	—	169,684	—	169,684

Earnings from continuing operations before income taxes	32,372	256,732	69,614	313,099
Income tax provision	9,711	108,692	20,884	126,898

Net earnings from continuing operations	22,661	148,040	48,730	186,201
Loss from discontinued operations, net	—	(200)	—	(109)

Net earnings	$22,661	$147,840	$48,730	$186,092

Basic earnings per share:
Continuing operations	$0.43	$2.56	$0.93	$3.22
Discontinued operations	—	—	—	—

Net earnings	$0.43	$2.56	$0.93	$3.22

Diluted earnings per share:
Continuing operations	$0.43	$2.54	$0.92	$3.20
Discontinued operations	—	—	—	—

Net earnings	$0.43	$2.54	$0.92	$3.20

Average shares outstanding:
Basic	52,283	57,819	52,449	57,788
Diluted	53,019	58,246	53,011	58,230

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30,	December 31,
	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$285,130	$292,494
Restricted cash	2,917	7,971
Marketable securities	116	112
Receivables, net	236,627	229,160
Inventories	245,853	278,098
Deferred income taxes	29,547	33,983
Prepaid income taxes	9,232	9,090
Other current assets	16,660	15,885

Total Current Assets	826,082	866,793

Property, plant and equipment, net	296,583	299,077
Goodwill	891,464	880,410
Other intangible assets, net	261,707	274,672
Investments in unconsolidated companies	5,055	5,050
Other assets	84,650	84,600

Total Assets	$2,365,541	$2,410,602

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$663	$148,751
Accounts payable	130,449	180,750
Accrued liabilities	108,274	138,553
Income taxes payable	6,734	7,947

Total Current Liabilities	246,120	476,001

Long-Term Liabilities
Long-term debt, net of current maturities	622,441	512,193
Long-term benefit plan liabilities	191,720	185,472
Deferred income taxes	10,666	9,881
Other long-term liabilities	72,124	82,398
Contingencies (Note 16)
Shareholders’ Equity
Common stock	5,217	5,263
Additional paid-in capital	64,118	69,082
Retained earnings	1,316,025	1,267,295
Accumulated other comprehensive income (loss)	(162,890)	(196,983)

Total Shareholders’ Equity	1,222,470	1,144,657

Total Liabilities and Shareholders’ Equity	$2,365,541	$2,410,602

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Cash Flows from Operating Activities:
Net earnings	$48,730	$186,092
Adjustments:
Depreciation and amortization	37,993	43,198
Share-based compensation expense	6,341	9,835
Deferred income taxes	276	1,788
Incremental tax benefits from share-based payment arrangements	(13)	(583)
Gain on sale of equity interest	—	(169,684)
Changes in operating assets and liabilities, net:
Receivables	(6,520)	(54,371)
Inventories	33,450	(37,089)
Accounts payable	(51,191)	30,180
Accrued liabilities	(25,567)	(17,773)
Income taxes payable	(2,270)	89,658
Lamson & Sessions Co. change in control payments	(5,495)	(12,685)
Other	12,696	15,914

Net cash provided by (used in) operating activities	48,430	84,480

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(21,117)	(18,690)
Purchases of businesses, net of cash acquired	—	(90,571)
Proceeds from sale of equity interest, net	—	280,000
Obligation from sale of equity interest	—	20,000
Release of restricted cash for change in control payments	5,054	8,183
Other	937	245

Net cash provided by (used in) investing activities	(15,126)	199,167

Cash Flows from Financing Activities:
Repurchase of common shares	(11,139)	—
Revolving credit facility proceeds (repayments), net	110,000	(30,000)
Repayment of debt and other borrowings	(148,218)	(116,407)
Stock options exercised	270	1,068
Incremental tax benefits from share-based payment arrangements	13	583

Net cash provided by (used in) financing activities	(49,074)	(144,756)

Effect of exchange-rate changes on cash and cash equivalents	8,406	(732)

Net increase (decrease) in cash and cash equivalents	(7,364)	138,159
Cash and cash equivalents, beginning of period	292,494	149,926

Cash and cash equivalents, end of period	$285,130	$288,085

Cash payments for interest	$20,443	$26,921
Cash payments for income taxes	$21,708	$27,468

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the Corporation’s audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

2.	Basic and Diluted Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

(In thousands, except per share data)
Net earnings from continuing operations	$22,661	$148,040	$48,730	$186,201
Loss from discontinued operations, net	—	(200)	—	(109)

Net earnings	$22,661	$147,840	$48,730	$186,092

Basic shares:
Average shares outstanding	52,283	57,819	52,449	57,788

Basic earnings per share:
Continuing operations	$0.43	$2.56	$0.93	$3.22
Discontinued operations	—	—	—	—

Net earnings	$0.43	$2.56	$0.93	$3.22

Diluted shares:
Average shares outstanding	52,283	57,819	52,449	57,788
Additional shares on the potential dilution from stock options and nonvested restricted stock	736	427	562	442

	53,019	58,246	53,011	58,230

Diluted earnings per share:
Continuing operations	$0.43	$2.54	$0.92	$3.20
Discontinued operations	—	—	—	—

Net earnings	$0.43	$2.54	$0.92	$3.20

The Corporation had stock options that were out-of-the-money which were excluded because of their anti-dilutive effect. Such out-of-the money options were associated with 1.6 million shares of common stock for the second quarter of 2009 and 1.7 million shares of common stock for the second quarter of 2008. Out-of-the money options were associated with 1.9 million shares of common stock for the first six months of 2009 and 1.6 million shares of common stock for the first six months of 2008.

3.	Inventories

The Corporation’s inventories at June 30, 2009 and December 31, 2008 were:

	June 30,	December 31,
	2009	2008

(In thousands)
Finished goods	$111,006	$134,589
Work-in-process	28,600	28,595
Raw materials	106,247	114,914

Total inventories	$245,853	$278,098

4.	Property, Plant and Equipment

The Corporation’s property, plant and equipment at June 30, 2009 and December 31, 2008 were:

	June 30,	December 31,
	2009	2008

(In thousands)
Land	$22,462	$22,083
Building	196,426	194,887
Machinery and equipment	699,724	686,985
Construction-in-progress	15,013	14,179

Property, plant and equipment, gross	933,625	918,134
Less: Accumulated depreciation	637,042	619,057

Property, plant and equipment, net	$296,583	$299,077

5.	Gain or Sale of Equity Interest

During the second quarter of 2008, the Corporation sold its entire minority interest (29.1 percent) in Leviton Manufacturing Company (“Leviton”) back to Leviton for net proceeds of $280 million. Net proceeds reflect $300 million from Leviton, which was offset in part by a $20 million contingent payment triggered by the sale of shares. The transaction resulted in a pre-tax gain of approximately $170 million. In the event of any subsequent sale of Leviton shares within three years after June 2008 at a price per share higher than the value reflected in this transaction, Leviton has agreed to pay the Corporation its pro-rata share of the excess.

6.	Goodwill and Other Intangible Assets

The following table reflects activity for goodwill by segment during the second quarter of 2009:

			Other —
	Balance at		Primarily	Balance at
	Beginning of		Currency	End of
	Period	Additions	Translation	Period

(In thousands)
Quarter Ended June 30, 2009
Electrical	$813,615	$—	$12,401	$826,016
Steel Structures	64,759	—	—	64,759
HVAC	672	—	17	689

	$879,046	$—	$12,418	$891,464

The following table reflects activity for goodwill by segment during the first six months of 2009:

			Other —
	Balance at		Primarily	Balance at
	Beginning of		Currency	End of
	Period	Additions	Translation	Period

(In thousands)
Six Months Ended June 30, 2009
Electrical	$814,948	$—	$11,068	$826,016
Steel Structures	64,759	—	—	64,759
HVAC	703	—	(14)	689

	$880,410	$—	$11,054	$891,464

The following table reflects activity for other intangible assets during the second quarter of 2009:

				Other —
	Balance at			Primarily	Balance at
	Beginning of		Amortization	Translation	End of
	Period	Additions	Expense	Adjustment	Period

(In thousands)
Quarter Ended June 30, 2009
Intangible assets subject to amortization	$226,424	$—	$—	$518	$226,942
Accumulated amortization	(41,264)	—	(6,446)	(142)	(47,852)

	185,160	—	(6,446)	376	179,090
Other intangible assets not subject to amortization	82,401	—	—	216	82,617

Total	$267,561	$—	$(6,446)	$592	$261,707

The following table reflects activity for other intangible assets during the first six months of 2009:

				Other —
	Balance at			Primarily	Balance at
	Beginning of		Amortization	Translation	End of
	Period	Additions	Expense	Adjustment	Period

(In thousands)
Six Months Ended June 30, 2009
Intangible assets subject to amortization	$226,752	$—	$—	$190	$226,942
Accumulated amortization	(34,885)	—	(12,882)	(85)	(47,852)

	191,867	—	(12,882)	105	179,090
Other intangible assets not subject to amortization	82,805	—	—	(188)	82,617

Total	$274,672	$—	$(12,882)	$(83)	$261,707

7.	Income Taxes

The Corporation’s income tax provision for the second quarter of 2009 was $9.7 million, or an effective rate of 30.0% of pre-tax income, compared to a tax provision in the second quarter of 2008 of $108.7 million, or an effective rate of 42.3% of pre-tax income. The Corporation’s income tax provision for the six months ended June 30, 2009 was $20.9 million, or an effective rate of 30.0% of pre-tax income, compared to a tax provision for the six months ended June 30, 2008 of $126.9 million, or an effective rate of 40.5% of pre-tax income. The higher prior year effective rates reflect the second quarter 2008 gain on sale of equity interest and a $14 million second quarter 2008 out-of-period, non-cash tax charge related to deferred income taxes. The effective rate for each period reflects benefits from our Puerto Rican manufacturing operations which have a significantly lower effective tax rate than the Corporation’s blended statutory tax rate in other jurisdictions.

The Corporation had net deferred tax assets totaling $67.9 million as of June 30, 2009 and $75.2 million as of December 31, 2008. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income. Management believes that it is more-likely-than-not that future taxable income, based on tax laws in effect as of June 30, 2009, will be sufficient to realize the recorded deferred tax assets, net of any valuation allowance.

8.	Comprehensive Income

Total comprehensive income and its components are as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

(In thousands)
Net earnings	$22,661	$147,840	$48,730	$186,092
Net unrealized gains on cash flow hedge, net of tax	4,597	9,342	5,308	223
Foreign currency translation adjustments	32,314	(456)	22,777	1,251
Amortization of net prior service costs and net actuarial losses, net of tax	2,984	1,736	6,008	2,185

Comprehensive income	$62,556	$158,462	$82,823	$189,751

9.	Fair Value of Financial Instruments

The Corporation’s financial instruments include cash and cash equivalents, restricted cash, marketable securities, short-term trade receivables and payables and debt. Financial instruments also include derivative instruments such as interest rate swap agreements. The carrying amounts of the Corporation’s financial instruments generally approximated their fair values at June 30, 2009 and December 31, 2008, except that, based on the borrowing rates available to the Corporation under current market conditions, the fair value of long-term debt (including current maturities) was approximately $629 million at June 30, 2009 and approximately $669 million at December 31, 2008, and the fair value of an interest rate swap at June 30, 2009 was a liability of $31.1 million and a liability of $39.7 million at December 31, 2008.

10.	Derivative Instruments

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

The Corporation’s interest rate swap was reflected in the Corporation’s balance sheet in other long-term liabilities at its fair value of $31.1 million as of June 30, 2009 and $39.7 million as of December 31, 2008. This swap is measured at fair value at the end of each reporting period. The Corporation’s fair value estimate was determined using significant unobservable inputs and assumptions (Level 3) and, in addition, the liability valuation reflects the Corporation’s credit standing. The valuation technique utilized by the Corporation to calculate the swap fair value is the income approach. This approach estimates the present value of future cash flows based upon current market expectations. The credit valuation adjustment (which was a reduction in the liability) was determined to be $0.5 million as of June 30, 2009.

The Corporation’s balance of accumulated other comprehensive income has been reduced by $19.1 million, net of tax of $11.7 million, as of June 30, 2009 and $24.4 million, net of tax of $15.0 million, as of December 31, 2008 to reflect the above interest rate swap liability.

The following is a reconciliation associated with the interest rate swap of the fair value activity in accordance with SFAS No. 157 during the second quarter and the first six months of 2009 and 2008:

	Fair Value Measures
	(Level 3)
	Quarter Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

(In millions)
Asset (liability) at beginning of period	$(38.6)	$(28.3)	$(39.7)	$(13.6)
Total gains or losses (realized/unrealized):
Included in earnings	(4.4)	(2.2)	(8.6)	(3.3)
Included in other comprehensive income	7.5	15.1	8.7	0.8
Settlements	4.4	2.2	8.5	2.9

Asset (liability) at end of period	$(31.1)	$(13.2)	$(31.1)	$(13.2)

The ineffective portion of the swap reflected in interest expense, net during the second quarter and the first six months of 2009 and 2008 was immaterial.

Forward Foreign Exchange Contracts

The Corporation had no outstanding forward sale or purchase contracts as of June 30, 2009 or December 31, 2008. During 2008, the Corporation was a party to currency forward exchange contracts that amortized monthly. The contracts were not designated as a hedge for accounting purposes. These contracts were intended to reduce cash flow volatility from exchange rate risk related to a short-term intercompany financing transaction. Under the terms of the contracts, the Corporation sold U.S. dollars at current spot rates and purchased Canadian dollars at a fixed forward exchange rate. During the second quarter and first six months of 2008, the Corporation recognized a mark-to-market gain (loss) of $0.3 million and $(0.9) million, respectively, on these contracts that effectively matched foreign exchange gains on the short-term intercompany financing transaction.

Commodities Futures Contracts

During the first six months of 2009 and 2008, the Corporation had no outstanding commodities futures contracts. The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, copper, zinc, resins and rubber compounds. At times, some of the risk associated with usage of aluminum, copper and zinc has been mitigated through the use of futures contracts that mitigate the price exposure to these commodities.

11.	Debt

The Corporation’s long-term debt at June 30, 2009 and December 31, 2008 was:

	June 30,	December 31,
	2009	2008

(In thousands)
Senior credit facility(a)	$500,000	$390,000
Unsecured notes
6.39% Notes due 2009	—	146,841
7.25% Notes due 2013(b)	122,041	121,671
Other, including capital leases	1,063	2,432

Long-term debt (including current maturities)	623,104	660,944
Less current maturities	663	148,751

Long-term debt, net of current maturities	$622,441	$512,193

(a)	Interest is paid monthly.

(b)	Interest is paid semi-annually.

The indentures underlying the unsecured notes contain standard covenants such as restrictions on mergers, liens on certain property, sale-leaseback of certain property and funded debt for certain subsidiaries. The indentures also include standard events of default such as covenant default and cross-acceleration.

The Corporation has a revolving credit facility with total availability of $750 million and a five year term expiring in October 2012. All borrowings and other extensions of credit under the Corporation’s revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the revolving credit facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility. The Corporation pays an annual commitment fee to maintain this facility of 10 basis points. At June 30,

2009, $500 million was outstanding under this facility. At December 31, 2008, $390 million was outstanding under this facility.

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

Outstanding letters of credit, which reduced availability under the credit facility, amounted to $11.0 million at June 30, 2009. The letters of credit relate primarily to third-party insurance claims processing.

The Corporation has a EUR 10.0 million (approximately US$13.9 million) committed revolving credit facility with a European bank. The Corporation pays an annual commitment fee of 20 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default. This facility has an indefinite maturity, and no borrowings were outstanding as of June 30, 2009 and December 31, 2008.

The Corporation has a CAN 30.0 million (approximately US$25.8 million) committed revolving credit facility with a Canadian bank. The Corporation pays an annual commitment fee of 12.5 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default. This facility matures in 2011, and no borrowings were outstanding as of June 30, 2009 and December 31, 2008. Outstanding letters of credit, which reduced availability under the Canadian facility amounted to CAN 0.1 million (approximately US$0.1 million) at June 30, 2009.

As of June 30, 2009, the Corporation’s aggregate availability of funds under its credit facilities is approximately $278.6 million, after deducting outstanding letters of credit. The Corporation has the option, at the time of drawing funds under any of the credit facilities, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank.

As of June 30, 2009, the Corporation also had letters of credit in addition to those discussed above that do not reduce availability under the Corporation’s credit facilities. The Corporation had $18.9 million of such additional letters of credit that relate primarily to environmental assurances, third-party insurance claims processing, performance guarantees and acquisition obligations.

12.	Share-Based Payment Arrangements

Share-based compensation expense, net of tax, of $2.2 million was charged against income during the second quarter of 2009 and $2.1 million was charged against income during the second quarter of 2008. During the second quarter of 2009, the Corporation had 9,561 stock options exercised at a weighted average exercise price of $22.69 per share and had 45,356 stock options forfeited or expired.

Share-based compensation expense, net of tax, of $3.9 million was charged against income during the first six months of 2009 and $6.1 million was charged against income during the first six months of 2008. The net of tax share-based compensation expense reflected accelerated amortization over periods shorter than the stated service periods of approximately $3 million during the first six months of 2008. The accelerated amortization relates to share award grants to certain employees who are retirement eligible. During the first six months of 2009, the Corporation granted 46,104 stock options with a weighted average exercise price of $22.95 per share and an average grant date fair value of $9.54 per share, had 12,379 stock options exercised at a weighted average exercise price of $21.89 per share and had 121,077 stock options forfeited or expired. Also, during the first six months of 2009, the Corporation granted 8,222 shares of nonvested restricted stock with a weighted average grant date fair value of $22.95 per share.

Compensation expense, net of tax, of $0.3 million was charged to selling, general and administrative expense as of the grant date for stock awards under the Corporation’s Non-Employee Directors Equity Compensation Plan during both the second quarter of 2009 and second quarter of 2008. The Corporation granted non-employee members of the Board of Directors a total of 13,950 shares of common stock with a weighted average grant date fair value of $32.25 during the second quarter of 2009.

13.	Pension and Other Postretirement Benefits

Net periodic cost for the Corporation’s pension and other postretirement benefits included the following components:

	Quarter Ended
			Other
			Postretirement
	Pension Benefits		Benefits
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

(In thousands)
Service cost	$3,305	$3,019	$3	$25
Interest cost	7,520	7,845	311	356
Expected return on plan assets	(6,592)	(9,942)	—	—
Plan net loss (gain)	2,947	906	(49)	95
Prior service cost (gain)	276	309	(63)	(56)
Transition obligation (asset)	(2)	(3)	190	189
Curtailment loss (gain)	1,300	—	—	(477)

Net periodic benefit cost	$8,754	$2,134	$392	$132

	Six Months Ended
			Other
			Postretirement
	Pension Benefits		Benefits
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

(In thousands)
Service cost	$6,124	$6,019	$3	$56
Interest cost	14,913	15,218	619	717
Expected return on plan assets	(13,190)	(19,915)	—	—
Plan net loss (gain)	7,551	1,251	(69)	170
Prior service cost (gain)	553	572	(126)	(112)
Transition obligation (asset)	(5)	(7)	383	383
Curtailment loss (gain)	1,300	—	—	(477)

Net periodic benefit cost	$17,246	$3,138	$810	$737

Contributions to our qualified pension plans during the six months ended June 30, 2009 and 2008 were not significant. We expect required contributions to our qualified pension plans during the remainder of 2009 to be minimal.

14.	Lamson & Sessions Co. (“LMS”) Restructuring and Integration Plan

The merger of Lamson & Sessions Co. into Thomas & Betts Corporation was completed in November 2007. The Corporation’s senior management began assessing and formulating a restructuring and integration plan as of the acquisition date. Approval of the plan by the Corporation’s senior management and Board of Directors occurred during the first quarter of 2008. The objective of the restructuring and integration plan is to achieve operational efficiencies and eliminate duplicative operating costs resulting from the LMS acquisition. The Corporation also intended to achieve greater efficiency in sales, marketing, administration and other operational activities. The Corporation identified certain liabilities and other costs for restructuring and integration actions. Included in this amount are approximately $14 million of planned severance costs for involuntary termination of approximately 320 employees of LMS and approximately $8 million of lease cancellation costs associated with the closure of LMS distribution centers, which was recorded as part of the Corporation’s purchase price allocation of LMS. Severance and lease cancellation costs have been reflected in the Corporation’s balance sheet in accrued liabilities and reflect cash paid or to be paid for these actions. Integration costs were recognized as incurred and either expensed or capitalized, as appropriate. The amount recognized as integration expense during the second quarter of 2008 totalled less than $1 million, with the amount recognized during the first six months of 2008 totalling approximately $3 million. The actions required by the plan began soon after the plan was approved, including the communication to affected employees of the Corporation’s intent to terminate as soon as possible.

The Corporation ceased operations at all LMS distribution centers during the second quarter of 2008, consolidating these activities into its existing distribution centers. As of June 30, 2009, substantially all employees planned for involuntary termination under the plan have been terminated. Payments associated with certain of the restructuring and integration actions taken are expected to continue through 2009 due to compliance with applicable regulations and other considerations. The cash payments necessary to fund the plan are expected to come from operations or available cash resources including restricted cash.

Activities related to the LMS accrual for restructuring during the second quarter of 2009 are as follows:

	Work Force		Facility
	Reductions		Closures	Total

(In millions)
Balance at March 31, 2009	$6.4		$4.4	$10.8
Restructuring accrual additions	—		—	—
Cost/payments charged against reserves	(3.8)		(0.3)	(4.1)

Balance at June 30, 2009	$2.6	(a)	$4.1	$6.7

Activities related to the LMS accrual for restructuring during the first six months of 2009 are as follows:

	Work Force		Facility
	Reductions		Closures	Total

(In millions)
Balance at December 31, 2008	$9.1		$5.1	$14.2
Restructuring accrual additions	—		—	—
Cost/payments charged against reserves	(6.5)		(1.0)	(7.5)

Balance at June 30, 2009	$2.6	(a)	$4.1	$6.7

(a)	A substantial portion of this balance will be satisfied through the use of restricted cash on-hand as of June 30, 2009.

The Corporation decided at the time of acquisition to divest its rigid polyvinyl chloride (PVC) and high-density polyethylene (HDPE) conduit, duct and pressure pipe businesses, which were acquired as part of the LMS acquisition. The operations associated with these businesses since the date of acquisition were reflected as discontinued operations in the Corporation’s consolidated statements of operations. During 2008, the Corporation completed the divestiture of these discontinued operations. Discontinued operations in the second quarter of 2008 reflected net sales of approximately $56 million, loss before income taxes of $0.4 million, income tax benefit of $0.2 million and net loss of $0.2 million. Results from discontinued operations for the first six months of 2008 reflected net sales of approximately $105 million, loss before income taxes of $0.2 million, an income tax benefit of $0.1 million and net loss of $0.1 million.

15.	Segment Disclosures

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

The Steel Structures segment designs, manufactures and markets highly engineered tubular steel transmission and distribution poles. The Steel Structures segment also markets lattice steel transmission towers for North American power and telecommunications companies which are currently sourced from third parties. The HVAC segment designs, manufactures and markets heating and ventilation products for commercial and industrial buildings. The Corporation’s U.S. Electrical and International Electrical operating segments have been aggregated in the Electrical reporting segment since they have similar economic characteristics as well as similar products and services, production processes, types of customers and methods used for distributing their products.

As a result of the Corporation’s decision to divest the PVC and HDPE pipe operations acquired as part of Lamson & Sessions Co., 2008 operating results for the pipe business are reported as “discontinued operations” and are shown on a net basis on the consolidated financial statements. Results for discontinued operations are not included in segment reporting below.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

(In thousands)
Net Sales
Electrical	$383,358	$550,795	$752,190	$1,059,565
Steel Structures	54,950	56,431	116,895	108,391
HVAC	22,688	34,091	51,746	68,865

Total	$460,996	$641,317	$920,831	$1,236,821

Segment Earnings
Electrical	$58,773	$110,826	$116,213	$206,947
Steel Structures	12,118	10,545	26,548	20,587
HVAC	2,562	6,160	8,284	11,795

Segment earnings	73,453	127,531	151,045	239,329
Corporate expense	(11,810)	(3,572)	(23,008)	(16,834)
Depreciation, amortization expense and share-based compensation expense	(22,738)	(24,473)	(44,334)	(53,033)
Interest expense, net	(8,378)	(11,768)	(17,839)	(24,100)
Other (expense) income, net	1,845	(670)	3,750	(1,947)
Gain on sale of equity interest	—	169,684	—	169,684

Earnings from continuing operations before income taxes	$32,372	$256,732	$69,614	$313,099

16.	Contingencies

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

The following table provides the changes in the Corporation’s accruals for estimated product warranties:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

(In thousands)
Balance at beginning of period	$3,010	$4,057	$3,112	$3,894
Liabilities accrued for warranties issued during the period	329	1,160	757	1,635
Deductions for warranty claims paid during the period	(277)	(1,287)	(751)	(1,854)
Changes in liability for pre-existing warranties during the period, including expirations	(30)	(165)	(86)	90

Balance at end of period	$3,032	$3,765	$3,032	$3,765

17.	Share Repurchase Plan

In 2008, the Corporation’s Board of Directors approved a share repurchase plan that authorized the Corporation to buy up to 5,000,000 of its common shares. In 2008, the Corporation repurchased, with available cash resources, 2,425,000 common shares through open-market transactions. During the first quarter of 2009, the Corporation repurchased, with available cash resources, 500,000 common shares through open-market transactions. The Corporation did not repurchase any shares during the second quarter of 2009. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires in October 2010.

18.	Recently Issued Accounting Standards

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

19.	Subsequent Events

Management performed an evaluation of the Corporation’s activities through the time of filing this Quarterly Report on Form 10-Q on July 31, 2009, and has concluded that there are no significant subsequent events requiring recognition or disclosure in these consolidated financial statements.

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

assets acquired in business combinations and is not amortized. For each amortizable intangible asset, we use a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed. If that pattern cannot be reliably determined, the straight-line amortization method is used. We also follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires an annual impairment test of goodwill and indefinite-lived intangible assets. We perform our annual impairment assessment as of the beginning of the fourth quarter of each year, unless circumstances dictate more frequent interim assessments. In evaluating when an interim assessment of goodwill is necessary, we consider, among other things, the trading level of our common stock, changes in expected future cash flows and mergers and acquisitions involving companies in our industry. In evaluating when an interim assessment of indefinite-lived intangible assets is necessary, we review for significant events or significant changes in circumstances. Our evaluation process did not result in an interim assessment of goodwill or long-lived intangible assets for recoverability during 2009.

Under the provisions of SFAS No. 142, each test of goodwill requires us to determine the fair value of each reporting unit and compare the fair value to the reporting unit’s carrying amount. SFAS No. 142 defines a reporting unit as an operating segment or one level below an operating segment. We determine the fair value of our reporting units using a combination of three valuation methods: market multiple approach; discounted cash flow approach; and comparable transactions approach. The market multiple approach provides indications of value based on market multiples for public companies involved in similar lines of business. The discounted cash flow approach calculates the present value of projected future cash flows using appropriate discount rates. The comparable transactions approach provides indications of value based on an examination of recent transactions in which companies in similar lines of business were acquired. The fair values derived from these three valuation methods are then weighted to arrive at a single value for each reporting unit. Relative weights assigned to the three methods are based upon the availability, relevance and reliability of the underlying data. We then reconcile the total values for all reporting units to our market capitalization and evaluate the reasonableness of the implied control premium.

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

•	Pension and Other Postretirement Benefit Plan Actuarial Assumptions: We follow the provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions,” SFAS No. 132 (Revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” For purposes of calculating pension and postretirement medical benefit obligations and related costs, we use certain actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these assumptions annually. Other assumptions include employee demographic factors (retirement patterns, mortality and turnover), rate of compensation increase and the healthcare cost trend rate. See additional information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Qualified Pension Plans.

•	Income Taxes: We use the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and requires an evaluation of asset realizability based on a more-likely-than-not criteria. We have valuation allowances for deferred tax assets primarily associated with foreign net operating loss carryforwards and foreign income tax credit carryforwards. Realization of the deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We believe that it is more-likely-than-not that future taxable income, based on enacted tax laws in effect as of June 30, 2009, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances.

•	Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of currently available facts related to each site. The operation of manufacturing plants involves a high level of susceptibility in these areas, and there is no assurance that we will not incur material environmental or occupational health and safety liabilities in the future. Moreover, expectations of remediation expenses could be affected by, and potentially significant expenditures could be required to comply with, environmental regulations and health and safety laws that may be adopted or imposed in the future. Future remediation technology advances could adversely impact expectations of remediation expenses.

2009 Outlook

We experienced continued pressure in all of our key markets in the first half of 2009. The lack of any meaningful improvement in credit availability crippled capital investment in the global industrial base and severely curtailed spending on construction projects. We have not yet seen any notable impact from government-initiated stimulus spending. As a result, we did not experience the usual increase in construction-related demand in our Electrical segment that normally drives our second quarter performance and sets the stage for second half results. Constraints on credit availability and unfavorable vacancy rates continue to have a serious impact on commercial construction spending. Residential markets continue to suffer from overcapacity as well as credit constraints. Given these factors, we believe that our markets will not show meaningful improvement in the second half of the year.

We now expect full-year 2009 consolidated net sales to be down approximately 20% to 25% compared to 2008 results. In our Electrical segment, we expect year-over-year net sales to be down 25% to 28%, and in our HVAC segment, we expect net sales to be down 20% to 25%. The sales declines in our Electrical and HVAC segments should be somewhat mitigated by expected mid single-digit net sales growth in our Steel Structures segment. We expect that the year-over-year sales decline in the fourth quarter will not be as severe due to a more favorable comparison with last year’s fourth quarter which reflected a significant strengthening of the U.S. dollar and weak market conditions. We expect Electrical segment earnings in the range of 17% to 19% of net sales for the second half of 2009. This reflects the favorable impact of lower commodity costs and the benefit of actions taken during the first half of the year to reduce operating expenses in our business. We also expect Steel Structures segment earnings moderating towards the range of 17% to 20% of net sales for the balance of the year.

We have revised our expectation for diluted per share earnings for the full-year 2009 to be in the range of $2.10 to $2.40 per diluted share. Full-year 2009 earnings guidance assumptions include annual depreciation of $50 million, annual acquisition-related amortization of $25 million, annual share-based compensation expense of $15 million, corporate expense of $12 million per quarter, annual net interest expense of $35 million, an effective tax rate of approximately 30% and 53 million fully diluted average shares outstanding.

With our expectation of continued weak market demand in the second half of 2009, we have continued to focus on adjusting production to match demand, reducing headcount and curtailing wage costs, tightly managing discretionary spending and prudently managing cash. The key risks to achieving results within our full year 2009 earnings per share range include further disruption in credit markets and the negative impact on credit availability, excessive fluctuation in foreign currencies versus the U.S. dollar, volatility in commodity costs and availability and additional or heightened slowdowns in key market segments and geographic regions.

Summary of Consolidated Results

	Quarter Ended June 30,
	2009		2008
		% of Net		% of Net
	In Thousands	Sales	In Thousands	Sales

Net sales	$460,996	100.0	$641,317	100.0
Cost of sales	329,053	71.4	441,342	68.8

Gross profit	131,943	28.6	199,975	31.2
Selling, general and administrative	93,038	20.2	100,489	15.7

Earnings from operations	38,905	8.4	99,486	15.5
Interest expense, net	(8,378)	(1.8)	(11,768)	(1.9)
Other (expense) income, net	1,845	0.4	(670)	(0.1)
Gain on sale of equity interest	—	—	169,684	26.5

Earnings from continuing operations before income taxes	32,372	7.0	256,732	40.0
Income tax provision	9,711	2.1	108,692	16.9

Net earnings from continuing operations	22,661	4.9	148,040	23.1
Earnings from discontinued operations, net	—	—	(200)	—

Net earnings	$22,661	4.9	$147,840	23.1

Basis earnings per share:
Continuing operations	$0.43		$2.56
Discontinued operations	—		—

Net earnings	$0.43		$2.56

Diluted earnings per share:
Continuing operations	$0.43		$2.54
Discontinued operations	—		—

Net earnings	$0.43		$2.54

	Six Months Ended June 30,
	2009		2008
		% of Net		% of Net
	In Thousands	Sales	In Thousands	Sales

Net sales	$920,831	100.0	$1,236,821	100.0
Cost of sales	651,480	70.7	850,585	68.8

Gross profit	269,351	29.3	386,236	31.2
Selling, general and administrative	185,648	20.2	216,774	17.5

Earnings from operations	83,703	9.1	169,462	13.7
Interest expense, net	(17,839)	(1.9)	(24,100)	(1.9)
Other (expense) income, net	3,750	0.4	(1,947)	(0.2)
Gain on sale of equity interest	—	—	169,684	13.7

Earnings from continuing operations before income taxes	69,614	7.6	313,099	25.3
Income tax provision	20,884	2.3	126,898	10.2

Net earnings from continuing operations	48,730	5.3	186,201	15.1
Earnings from discontinued operations, net	—	—	(109)	(0.1)

Net earnings	$48,730	5.3	$186,092	15.0

Basis earnings per share:
Continuing operations	$0.93		$3.22
Discontinued operations	—		—

Net earnings	$0.93		$3.22

Diluted earnings per share:
Continuing operations	$0.92		$3.20
Discontinued operations	—		—

Net earnings	$0.92		$3.20

2009 Compared with 2008

Overview

Net sales in the second quarter and the first six months of 2009 decreased significantly from the respective prior-year periods reflecting lower sales volumes on weaker demand primarily in our Electrical and HVAC segments. A stronger U.S. dollar during 2009 also negatively impacted net sales in the second quarter and first six months of 2009. Gross profit in the second quarter and first six months of 2009 decreased as a percent of net sales reflecting the impact of significantly lower production volumes.

Earnings from operations in dollars and as a percent of sales decreased from the respective prior-year periods primarily as a result of lower sales and production volumes. Earnings from operations in the second quarter and first six months of 2008 reflect a favorable $12 million legal settlement included in selling, general and administrative expense.

We sold our minority interest in Leviton Manufacturing Company (“Leviton”) in the second quarter of 2008 for net proceeds of $280 million and recognized a pre-tax gain of $169.7 million ($1.74 per diluted share after tax).

Net earnings in the second quarter of 2009 were $22.7 million, or $0.43 per diluted share compared to net earnings of $147.8 million, or $2.54 per diluted share in the prior-year period. Net earnings in the first six months of 2009 were $48.7 million, or $0.92 per diluted share compared to net earnings of $186.1 million, or $3.20 per diluted share in the prior-year period. The second quarter and first six months of 2008 included unusual items which, on a net basis, contributed $1.63 per diluted share.

Net Sales and Gross Profit

Net sales in the second quarter of 2009 were $461.0 million, down $180.3 million, or 28.1%, from the prior-year period. For the first six months of 2009, net sales were $920.8 million, down $316.0 million, or 25.6%, from the prior-year period. The year-over-year sales decrease in both periods primarily reflects weaker demand in virtually all of the product and geographic markets we serve. The stronger U.S. dollar negatively impacted sales by approximately $38 million in the second quarter of 2009 and approximately $73 million in the first six months of 2009 when compared to the prior-year periods.

Gross profit in the second quarter of 2009 was $131.9 million, or 28.6% of net sales, compared to $200.0 million, or 31.2% of net sales, in the second quarter of 2008. Gross profit in the first six months of 2009 was $269.4 million, or 29.3% of net sales, compared to $386.2 million, or 31.2% of net sales, in the prior-year period. The year-over-year decrease as a percent of sales in both periods reflects the impact of lower sales and production volumes.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense in the second quarter of 2009 was $93.0 million, or 20.2% of net sales, compared to $100.5 million, or 15.7% of net sales, in the prior-year period. SG&A expense in the first six months of 2009 was $185.6 million, or 20.2% of net sales, compared to $216.8 million, or 17.5% of net sales, in the prior-year period. Both prior-year periods reflect a favorable $12 million legal settlement.

Interest Expense, Net

Interest expense, net was $8.4 million for the second quarter of 2009, down $3.4 million from the prior-year period. Interest expense, net was $17.8 million for the first six months of 2009, down $6.3 million from the prior-year period. Both current year periods reflect lower average debt outstanding. Interest income included in interest expense, net was $0.2 million for the second quarter of 2009 and $0.9 million for the second quarter of 2008. Interest income included in interest expense, net was $0.2 million for the first six months of 2009 and $2.3 million for the first six months of 2008.

Income Taxes

The effective tax rate in the second quarter of 2009 was 30.0 percent compared to 42.3 percent in the second quarter of 2008. The effective tax rate for the first six months of 2009 was 30.0 percent compared to 40.5 percent in the first six months of 2008. The higher prior year effective rates reflect the second quarter 2008 gain on sale of our minority interest in Leviton and a $14 million second quarter 2008 non-cash tax charge. The effective rate for both years reflects benefits from our Puerto Rican manufacturing operations.

Net Earnings

Net earnings in the second quarter of 2009 were $22.7 million, or $0.43 per diluted share, compared to $147.8 million, or $2.54 per diluted share, in the prior-year period. Net earnings in the first six months of 2009 were $48.7 million, or $0.92 per diluted share, compared to $186.1 million, or $3.20 per diluted share, in the prior-year period. The second quarter and first six months of 2008 included a net after-tax gain of $1.63 per diluted share related to the gain on the sale of our minority interest in Leviton of $1.74 per diluted share, a favorable legal settlement of $0.13 per diluted share and a non-cash tax charge related to an adjustment of prior period deferred income taxes of $0.24 per diluted share.

Summary of Segment Results

Net Sales

	Quarter Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	In	% of Net	In	% of Net	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$383,358	83.2	$550,795	85.9	$752,190	81.7	$1,059,565	85.7
Steel Structures	54,950	11.9	56,431	8.8	116,895	12.7	108,391	8.7
HVAC	22,688	4.9	34,091	5.3	51,746	5.6	68,865	5.6

	$460,996	100.0	$641,317	100.0	$920,831	100.0	$1,236,821	100.0

Segment Earnings

	Quarter Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	In	% of Net	In	% of Net	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$58,773	15.3	$110,826	20.1	$116,213	15.4	$206,947	19.5
Steel Structures	12,118	22.1	10,545	18.7	26,548	22.7	20,587	19.0
HVAC	2,562	11.3	6,160	18.1	8,284	16.0	11,795	17.1

Segment earnings	73,453	15.9	127,531	19.9	151,045	16.4	239,329	19.4
Corporate expense	(11,810)		(3,572)		(23,008)		(16,834)
Depreciation and amortization expense	(19,205)		(21,158)		(37,993)		(43,198)
Share-based compensation expense	(3,533)		(3,315)		(6,341)		(9,835)
Interest expense, net and other (expense) income, net	(6,533)		(12,438)		(14,089)		(26,047)
Gain on sale of equity interest	—		169,684		—		169,684

Earnings before income taxes	$32,732		$256,732		$69,614		$313,099

We have three reportable segments: Electrical, Steel Structures and HVAC. We evaluate our business segments primarily on the basis of segment earnings, with segment earnings defined as earnings before corporate expense, depreciation and amortization expense, share-based compensation expense, interest, income taxes and certain other items.

Our segment earnings are significantly influenced by the operating performance of our Electrical segment that accounted for more than 80% of our consolidated net sales and more than 75% of consolidated segment earnings during the periods presented.

Electrical Segment

Electrical segment net sales in the second quarter of 2009 were $383.4 million, down $167.4 million, or 30.4%, from the second quarter of 2008. Electrical segment net sales in the first six months of 2009 were $752.2 million, down $307.4 million, or 29.0%, from the prior-year period. Decreased sales in both current year periods reflect weaker demand for electrical products used in construction, industrial maintenance and power distribution. Compared with the prior year, the traditional seasonal increase in construction activity usually seen in the second quarter was muted. The stronger U.S. dollar negatively impacted sales by approximately $36 million in the second quarter of 2009 and approximately $71 million in the first six months of 2009.

Electrical segment earnings in the second quarter of 2009 were $58.8 million, down $52.1 million, or 47.0%, from the second quarter of 2008. Electrical segment earnings in the first six months of 2009 were $116.2 million, down $90.7 million, or 43.8%, from the prior-year period. The decline in year-over-year segment earnings compared to both prior-year periods reflects primarily the impact of lower sales and production volumes.

Other Segments

Net sales in the second quarter of 2009 in our Steel Structures segment were $55.0 million, down $1.5 million, or 2.6%, from the second quarter of 2008. Net sales in the first six months of 2009 were $116.9 million, up $8.5 million, or 7.9%, from the prior-year period. Segment earnings in the second quarter of 2009 were $12.1 million, up $1.6 million, or 14.9%, from the second quarter of 2008. Segment earnings in the first six months of 2009 were $26.5 million, up $6.0 million, or 29.0%, from the prior-year period. Earnings increases in both current year periods primarily reflect favorable project mix.

Net sales in the second quarter of 2009 in our HVAC segment were $22.7 million, down $11.4 million, or 33.5%, from the second quarter of 2008. Net sales in the first six months of 2009 in our HVAC segment were $51.7 million, down $17.1 million, or 24.9%, from the prior-year period. HVAC segment earnings in the second quarter of 2009 were $2.6 million, down $3.6 million, or 58.4%, from the second quarter of 2008. HVAC segment earnings in the first half of 2009 were $8.3 million, down $3.5 million, or 29.8%, from the prior-year period. The sales and earnings declines for both current year periods reflect weak demand for commercial heating products.

Liquidity and Capital Resources

We had cash and cash equivalents of $285.1 million and $292.5 million at June 30, 2009 and December 31, 2008, respectively.

The following table reflects the primary category totals in our Consolidated Statements of Cash Flows:

	Six Months Ended
	June 30,
	2009	2008

(In thousands)
Net cash provided by (used in) operating activities	$48,430	$84,480
Net cash provided by (used in) investing activities	(15,126)	199,167
Net cash provided by (used in) financing activities	(49,074)	(144,756)
Effect of exchange-rate changes on cash	8,406	(732)

Net increase (decrease) in cash and cash equivalents	$(7,364)	$138,159

Operating Activities

Cash provided by operating activities in the first six months of 2009 was primarily attributable to net income of $48.7 million. The first six months of 2009 included depreciation and amortization of $38.0 million and share-based compensation expense of $6.3 million. Changes in working capital (accounts receivable, inventories and accounts payable) as well as accrued liabilities negatively impacted cash by $49.8 million in the first six months of 2009. Operating activities were also unfavorably impacted by change in control payments of $5.5 million related to the Lamson & Sessions Co. acquisition.

Cash provided by operating activities in the first six months of 2008 was primarily attributable to net income of $186.1 million. Net income in the first six months of 2008 reflected the second quarter pre-tax gain on sale of our minority interest in Leviton of $169.7 million. The increase in income taxes payable of $89.7 million reflects the gain on sale of our Leviton interest. The first six months of 2008 included depreciation and amortization of $43.2 million and share-based compensation expense of $9.8 million. Changes in working capital (accounts receivable, inventories and accounts payable) as well as accrued liabilities negatively impacted cash by $79.1 million in the first six months of 2008. Operating activities were also unfavorably impacted by change in control payments related to the Lamson & Sessions Co. acquisition of $12.7 million.

Investing Activities

During the first six months of 2009, we had capital expenditures to support our ongoing business plans totaling $21.1 million. We expect capital expenditures to be approximately $50 million for the full year 2009. Investing activities in the first six months of 2009 also reflect release of restricted cash for change in control payments related to the Lamson & Sessions Co. acquisition of $5.1 million.

Investing activities in the first six months of 2008 included the second quarter sale of our minority interest in Leviton for net proceeds of $280 million and an accrual of a $20 million contingent payment triggered by the sale of Leviton shares. Investing activities in the first six months of 2008 also included two acquisitions totaling $91 million. During the first six months of 2008, we had capital expenditures totaling $18.7 million. Investing activities in the first six months of 2008 also reflect release of restricted cash for change in control payments related to the Lamson & Sessions Co. acquisition of $8.2 million.

Financing Activities

Financing activities in the first six months of 2009 included the repurchase of 0.5 million common shares for $11 million and repayments of $148 million of debt using a combination of cash and borrowings under our $750 million revolving credit facility. Net proceeds from borrowings under our revolving credit facility were $110 million in the first six months of 2009. Financing activities in the first half of 2009 resulted in a reduction in debt of $38 million.

Financing activities for the first six months of 2008 reflect the repayment of $116 million of debt and net repayments on our revolving credit facility of $30 million.

$750 million Credit Facility

Our revolving credit facility has total availability of $750 million and a five year term expiring in October 2012. All borrowings and other extensions of credit under our revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the revolving credit facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility. At June 30, 2009, $500 million was outstanding under this facility. At December 31, 2008, $390 million was outstanding under this facility.

In 2007, we entered into an interest rate swap to hedge our exposure to changes in the London Interbank Offered Rate (“LIBOR”) rate on $390 million of borrowings under this facility. See Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

Outstanding letters of credit, which reduced availability under the credit facility, amounted to $11.0 million at June 30, 2009. The letters of credit relate primarily to third-party insurance claims processing.

Other Credit Facilities

We have a EUR 10.0 million (approximately US$13.9 million) committed revolving credit facility with a European bank that has an indefinite maturity. There were no balances outstanding or letters of credit that reduced availability under the European facility at June 30, 2009. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default.

We have a CAN 30.0 million (approximately US$25.8 million) committed revolving credit facility with a Canadian bank that matures in 2011. Outstanding letters of credit, which reduced availability under the Canadian facility amounted to CAN 0.1 million (approximately US$0.1 million) at June 30, 2009. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default.

Other Letters of Credit

As of June 30, 2009, we also had letters of credit in addition to those discussed above that do not reduce availability under our credit facilities. We had $18.9 million of such additional letters of credit that relate primarily to environmental assurances, third-party insurance claims processing, performance guarantees and acquisition obligations.

Compliance and Availability

We are in compliance with all covenants or other requirements set forth in our credit facilities. However, if we fail to be in compliance with the financial or other covenants of our credit agreements, then the credit agreements could be terminated, any outstanding borrowings under the agreements could be accelerated and immediately due, and we could have difficulty obtaining immediate credit availability to repay the accelerated obligations and in obtaining credit facilities in the future. As of June 30, 2009, the aggregate availability of funds under our credit facilities is approximately $278.6 million, after deducting outstanding letters of credit. Availability is subject to the satisfaction of various covenants and conditions to borrowing.

Credit Ratings

As of June 30, 2009, we had investment grade credit ratings from Standard & Poor’s, Moody’s Investor Service and Fitch Ratings on our senior unsecured debt. Should these credit ratings drop, repayment under our credit facilities and securities will not be accelerated; however, our credit costs may increase. Similarly, if our credit ratings improve, we could potentially have a decrease in our credit costs. The maturity of any of our debt securities does not accelerate in the event of a credit downgrade.

Debt Securities

Thomas & Betts had the following unsecured debt securities outstanding as of June 30, 2009:

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

Qualified Pension Plans

Contributions to our qualified pension plans during the second quarter and first six months of 2009 and the second quarter and first six months of 2008 were not significant. We expect required contributions to our qualified pension plans in 2009 to be minimal; however, if pension assets do not recover a substantial portion of 2008 investment losses, our required contributions in 2010 could increase significantly. Additionally, such investment losses have resulted in significantly higher pension expense in 2009 compared with 2008.

Other

In 2008, our Board of Directors approved a share repurchase plan that authorized us to buy up to 5,000,000 of our common shares. In 2008, we repurchased, with available cash resources, 2,425,000 common shares through open-market transactions. During the first quarter of 2009, we repurchased, with available cash resources, 500,000 common shares through open-market transactions. We did not repurchase any shares during the second quarter of 2009. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires in October 2010.

We do not currently pay cash dividends. Future decisions concerning the payment of cash dividends on the common stock will depend upon our results of operations, financial condition, strategic investment opportunities, continued compliance with credit facilities and other factors that the Board of Directors may consider relevant.

As of June 30, 2009, we have $285 million in cash and cash equivalents and $278.6 million of aggregate availability under our credit facilities. We filed a universal shelf registration statement with the Securities and Exchange Commission on December 3, 2008, utilizing the well-known seasoned issuer (WKSI) process. The registration permits us to issue common stock, preferred stock and debt securities. The registration statement is effective for a period of three years from the date of filing. We continue to have cash requirements to, among other things, support working capital and capital expenditure needs, service debt and fund our pension plans as required. We generally intend to use available cash and internally generated funds to meet these cash requirements and may borrow under existing credit facilities or access the capital markets as needed for liquidity. Credit markets in 2008 were materially disrupted, significantly limiting the availability of credit. These conditions have persisted during the first six months of 2009, and we cannot predict when credit markets will return to a more normal level of activity. To date, our liquidity has not been adversely affected by the current credit market. We believe that we have sufficient liquidity to satisfy both short-term and long-term requirements.

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

We ceased operations at all LMS distribution centers during the second quarter of 2008, consolidating these activities into our existing distribution centers. As of June 30, 2009, substantially all employees planned for involuntarily termination under the plan have been terminated. Payments associated with certain of the restructuring and integration actions taken are expected to continue through 2009 due to compliance with applicable regulations and other considerations. The cash payments necessary to fund the plan are expected to come from operations or available cash resources including restricted cash.

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any off-balance sheet arrangements.

Refer to Note 16 in the Notes to Consolidated Financial Statements for information regarding our guarantee and indemnification arrangements.

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

For the period ended June 30, 2009, the Corporation has not experienced any material changes since December 31, 2008 in market risk that affect the quantitative and qualitative disclosures presented in our 2008 Annual Report on Form 10-K.

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

(b)	Changes in Internal Control over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the first six months of 2009 that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 16, “Contingencies,” in the Notes to Consolidated Financial Statements, which is incorporated herein by reference. See also Item 3. “Legal Proceedings,” in the Corporation’s 2008 Annual Report on Form 10-K, which is incorporated herein by reference.

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

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table reflects activity related to equity securities purchased by the Corporation during the three months ended June 30, 2009:

Issuer Purchases of Equity Securities

			Total Number	Maximum
			of Common	Number
			Shares	of Common
	Total	Average	Purchased	Shares that
	Number of	Price Paid	as Part of	May Yet Be
	Common	per	Publicly	Purchased
	Shares	Common	Announced	Under
Period	Purchased	Share	Plans	the Plans

October 2008 Plan (5,000,000 common shares authorized)
Total for the quarter ended June 30, 2009	—	$—	—	2,075,000

Item 4.	Submission of Matters to a Vote of Security Holders

The matters which were voted upon at our Annual Meeting of Shareholders held May 6, 2009, and the results of the voting are set forth below.

1.	Nominees for Director	For	Withheld

	Jeananne K. Hauswald	27,987,701	19,646,190
	Dean Jernigan	46,621,106	1,012,785
	Ronald B. Kalich, Sr.	27,976,939	19,656,952
	Kenneth R. Masterson	27,994,551	19,639,340
	Dominic J. Pileggi	46,442,852	1,191,039
	Jean-Paul Richard	46,309,865	1,324,026
	Rufus H. Rivers	46,138,858	1,495,033
	Kevin L. Roberg	46,626,840	1,007,051
	David D. Stevens	46,617,939	1,015,952
	William H. Waltrip	46,420,402	1,213,489

2.	For the proposal to ratify the appointment of KPMG LLP as the independent registered public accounting firm, received:

For	46,709,989
Against	806,189
Abstentions	117,713
Broker non-votes	0

Item 6.	Exhibits

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

Date: July 31, 2009

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