Form 10-Q
period 2009-09-30
THOMAS & BETTS CORP
filed 2009-10-27
CIK 97854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Title of Each Class	at October 26, 2009

Common Stock, $.10 par value	52,368,630

Thomas & Betts Corporation and Subsidiaries

		Page

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements — Unaudited:	3
	Consolidated Statements of Operations for the Quarter and Nine Months Ended September 30, 2009 and September 30, 2008	3
	Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	4
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and September 30, 2008	5
	Notes to Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	32

ITEM 4.	Controls and Procedures	32

PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	33
ITEM 1A.	Risk Factors	33
ITEM 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers	33
ITEM 6.	Exhibits	33
SIGNATURE		34
EXHIBIT INDEX		35
Statement re Computation of Ratio of Earnings to Fixed Charges
Certification of Principal Executive Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
Certification of Principal Financial Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) or 15d-14(b)
Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) or 15d-14(b)

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

(a)	These risks and uncertainties, which are further explained in Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2008, include:

•	negative economic conditions could have a material adverse effect on our operating results and financial condition;

•	a significant reduction in the supply of commodity raw materials could materially disrupt our business and rising and volatile costs for commodity raw materials and energy could have a material adverse effect on our profitability;

•	significant changes in customer demand due to increased competition could have a material adverse effect on our operating results and financial condition.

A reference in this Report to “we”, “our”, “us”, “Thomas & Betts” or the “Corporation” refers to Thomas & Betts Corporation and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$485,075	$665,679	$1,405,906	$1,902,500
Cost of sales	337,485	457,406	988,965	1,307,991

Gross profit	147,590	208,273	416,941	594,509
Selling, general and administrative	91,957	106,918	277,605	323,692

Earnings from operations	55,633	101,355	139,336	270,817
Interest expense, net	(8,478)	(9,355)	(26,317)	(33,455)
Other (expense) income, net	(2,101)	(469)	1,649	(2,416)
Gain on sale of equity interest	—	—	—	169,684

Earnings from continuing operations before income taxes	45,054	91,531	114,668	404,630
Income tax provision	12,943	28,375	33,827	155,273

Net earnings from continuing operations	32,111	63,156	80,841	249,357
Loss from discontinued operations, net	—	(997)	—	(1,106)

Net earnings	$32,111	$62,159	$80,841	$248,251

Basic earnings (loss) per share:
Continuing operations	$0.62	$1.11	$1.54	$4.35
Discontinued operations	—	(0.01)	—	(0.02)

Net earnings	$0.62	$1.10	$1.54	$4.33

Diluted earnings (loss) per share:
Continuing operations	$0.61	$1.11	$1.53	$4.31
Discontinued operations	—	(0.02)	—	(0.02)

Net earnings	$0.61	$1.09	$1.53	$4.29

Average shares outstanding:
Basic	52,178	56,678	52,356	57,339
Diluted	52,858	57,142	52,987	57,802

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$357,429	$292,494
Restricted cash	2,917	7,971
Marketable securities	126	112
Receivables, net	243,424	229,160
Inventories	231,134	278,098
Deferred income taxes	31,236	33,983
Prepaid income taxes	6,923	9,090
Other current assets	15,387	15,885

Total Current Assets	888,576	866,793

Property, plant and equipment, net	298,595	299,077
Goodwill	897,468	880,410
Other intangible assets, net	256,241	274,672
Investments in unconsolidated companies	5,166	5,050
Other assets	83,816	84,600

Total Assets	$2,429,862	$2,410,602

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$593	$148,751
Accounts payable	138,882	180,750
Accrued liabilities	110,709	138,553
Income taxes payable	14,044	7,947

Total Current Liabilities	264,228	476,001

Long-Term Liabilities
Long-term debt, net of current maturities	607,626	512,193
Long-term benefit plan liabilities	194,814	185,472
Deferred income taxes	10,922	9,881
Other long-term liabilities	75,398	82,398
Contingencies (Note 16)
Shareholders’ Equity
Common stock	5,168	5,263
Additional paid-in capital	53,175	69,082
Retained earnings	1,348,136	1,267,295
Accumulated other comprehensive income (loss)	(129,605)	(196,983)

Total Shareholders’ Equity	1,276,874	1,144,657

Total Liabilities and Shareholders’ Equity	$2,429,862	$2,410,602

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Cash Flows from Operating Activities:
Net earnings	$80,841	$248,251
Adjustments:
Depreciation and amortization	56,417	61,771
Share-based compensation expense	8,946	12,151
Deferred income taxes	(1,658)	(6,855)
Incremental tax benefits from share-based payment arrangements	(19)	(609)
Gain on sale of equity interest	—	(169,684)
Changes in operating assets and liabilities, net:
Receivables	(7,863)	(66,840)
Inventories	51,878	(37,781)
Accounts payable	(45,798)	24,263
Accrued liabilities	(24,857)	(14,275)
Income taxes payable	7,065	40,987
Pension and other postretirement benefits	22,376	3,543
Lamson & Sessions Co. change in control payments	(5,275)	(12,685)
Other	3,374	4,203

Net cash provided by (used in) operating activities	145,427	86,440

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(32,250)	(29,839)
Purchases of businesses, net of cash acquired	—	(90,571)
Proceeds from sale of equity interest, net	—	280,000
Proceeds from sale of businesses, net	—	51,619
Release of restricted cash for change in control payments	5,054	8,134
Other	953	412

Net cash provided by (used in) investing activities	(26,243)	219,755

Cash Flows from Financing Activities:
Repurchase of common shares	(24,907)	(100,572)
Revolving credit facility proceeds (repayments), net	95,000	(30,000)
Repayment of debt and other borrowings	(148,288)	(120,073)
Stock options exercised	451	1,883
Incremental tax benefits from share-based payment arrangements	19	609

Net cash provided by (used in) financing activities	(77,725)	(248,153)

Effect of exchange-rate changes on cash and cash equivalents	23,476	(5,058)

Net increase (decrease) in cash and cash equivalents	64,935	52,984
Cash and cash equivalents, beginning of period	292,494	149,926

Cash and cash equivalents, end of period	$357,429	$202,910

Cash payments for interest	$26,527	$37,391
Cash payments for income taxes	$26,251	$114,389

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the Corporation’s audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

2.	Basic and Diluted Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

(In thousands, except per share data)
Net earnings from continuing operations	$32,111	$63,156	$80,841	$249,357
Loss from discontinued operations, net	—	(997)	—	(1,106)

Net earnings	$32,111	$62,159	$80,841	$248,251

Basic shares:
Average shares outstanding	52,178	56,678	52,356	57,339

Basic earnings (loss) per share:
Continuing operations	$0.62	$1.11	$1.54	$4.35
Discontinued operations	—	(0.01)	—	(0.02)

Net earnings	$0.62	$1.10	$1.54	$4.33

Diluted shares:
Average shares outstanding	52,178	56,678	52,356	57,339
Additional shares on the potential dilution from stock options and nonvested restricted stock	680	464	631	463

	52,858	57,142	52,987	57,802

Diluted earnings (loss) per share:
Continuing operations	$0.61	$1.11	$1.53	$4.31
Discontinued operations	—	(0.02)	—	(0.02)

Net earnings	$0.61	$1.09	$1.53	$4.29

The Corporation had stock options that were out-of-the-money which were excluded because of their anti-dilutive effect. Such out-of-the money options were associated with 1.8 million shares of common stock for the third quarter of 2009 and 1.6 million shares of common stock for the third quarter of 2008. Out-of-the money options were associated with 1.9 million shares of common stock for the first nine months of 2009 and 1.6 million shares of common stock for the first nine months of 2008.

3.	Inventories

The Corporation’s inventories at September 30, 2009 and December 31, 2008 were:

	September 30,	December 31,
	2009	2008

(In thousands)
Finished goods	$99,414	$134,589
Work-in-process	29,443	28,595
Raw materials	102,277	114,914

Total inventories	$231,134	$278,098

4.	Property, Plant and Equipment

The Corporation’s property, plant and equipment at September 30, 2009 and December 31, 2008 were:

	September 30,	December 31,
	2009	2008

(In thousands)
Land	$22,908	$22,083
Building	204,211	194,887
Machinery and equipment	711,094	686,985
Construction-in-progress	12,691	14,179

Property, plant and equipment, gross	950,904	918,134
Less: Accumulated depreciation	652,309	619,057

Property, plant and equipment, net	$298,595	$299,077

5.	Gain on Sale of Equity Interest

During the second quarter of 2008, the Corporation sold its entire minority interest (29.1%) in Leviton Manufacturing Company (“Leviton”) back to Leviton for net proceeds of $280 million. Net proceeds reflect $300 million from Leviton, which was offset in part by a $20 million contingent payment triggered by the sale of shares. The transaction resulted in a pre-tax gain of approximately $170 million. In the event of any subsequent sale of Leviton shares within three years after June 2008 at a price per share higher than the value reflected in this transaction, Leviton has agreed to pay the Corporation its pro-rata share of the excess.

6.	Goodwill and Other Intangible Assets

The following table reflects activity for goodwill by segment during the third quarter of 2009:

	Quarter Ended September 30, 2009
			Other —
	Balance at		Primarily	Balance at
	Beginning of		Currency	End of
	Period	Additions	Translation	Period

(In thousands)
Electrical	$826,016	$—	$5,968	$831,984
Steel Structures	64,759	—	—	64,759
HVAC	689	—	36	725

	$891,464	$—	$6,004	$897,468

The following table reflects activity for goodwill by segment during the first nine months of 2009:

	Nine Months Ended September 30, 2009
			Other —
	Balance at		Primarily	Balance at
	Beginning of		Currency	End of
	Period	Additions	Translation	Period

(In thousands)
Electrical	$814,948	$—	$17,036	$831,984
Steel Structures	64,759	—	—	64,759
HVAC	703	—	22	725

	$880,410	$—	$17,058	$897,468

The following table reflects activity for other intangible assets during the third quarter of 2009:

	Quarter Ended September 30, 2009
				Other —
	Balance at			Primarily	Balance at
	Beginning of		Amortization	Translation	End of
	Period	Additions	Expense	Adjustment	Period

(In thousands)
Intangible assets subject to amortization	$226,942	$—	$—	$681	$227,623
Accumulated amortization	(47,852)	—	(6,471)	(219)	(54,542)

	179,090	—	(6,471)	462	173,081
Other intangible assets not subject to amortization	82,617	—	—	543	83,160

Total	$261,707	$—	$(6,471)	$1,005	$256,241

The following table reflects activity for other intangible assets during the first nine months of 2009:

	Nine Months Ended September 30, 2009
				Other —
	Balance at			Primarily	Balance at
	Beginning of		Amortization	Translation	End of
	Period	Additions	Expense	Adjustment	Period

(In thousands)
Intangible assets subject to amortization	$226,752	$—	$—	$871	$227,623
Accumulated amortization	(34,885)	—	(19,353)	(304)	(54,542)

	191,867	—	(19,353)	567	173,081
Other intangible assets not subject to amortization	82,805	—	—	355	83,160

Total	$274,672	$—	$(19,353)	$922	$256,241

7.	Income Taxes

The Corporation’s income tax provision for the third quarter of 2009 was $12.9 million, or an effective rate of 28.7% of pre-tax income, compared to a tax provision in the third quarter of 2008 of $28.4 million, or an effective rate of 31.0% of pre-tax income. The Corporation’s income tax provision for the nine months ended September 30, 2009 was $33.8 million, or an effective rate of 29.5% of pre-tax income, compared to a tax provision for the nine months ended September 30, 2008 of $155.3 million, or an effective rate of 38.4% of pre-tax income. The higher prior year effective rate for the nine months ended September 30, 2008 reflects the gain on sale of equity interest and a $14 million out-of-period, non-cash tax charge, both of which occurred in the second quarter of 2008. The effective rate for each period reflects benefits from the Puerto Rican manufacturing operations which have a significantly lower effective tax rate than the Corporation’s blended statutory tax rate in other jurisdictions.

The Corporation had net deferred tax assets totaling $68.1 million as of September 30, 2009 and $75.2 million as of December 31, 2008. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income. Management believes that it is more-likely-than-not that future taxable income, based on tax laws in effect as of September 30, 2009, will be sufficient to realize the recorded deferred tax assets, net of any valuation allowance.

8.	Comprehensive Income

Total comprehensive income and its components are as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

(In thousands)
Net earnings	$32,111	$62,159	$80,841	$248,251
Net unrealized gains (losses) on cash flow hedge, net of tax	(374)	(1,139)	4,934	(916)
Foreign currency translation adjustments	30,675	(23,816)	53,453	(22,565)
Amortization of net prior service costs and net actuarial losses, net of tax	2,984	531	8,991	2,716

Comprehensive income	$65,396	$37,735	$148,219	$227,486

9.	Fair Value of Financial Instruments

The Corporation’s financial instruments include cash and cash equivalents, restricted cash, marketable securities, short-term trade receivables and payables and debt. Financial instruments also include derivative instruments such as interest rate swap agreements. The carrying amounts of the Corporation’s financial instruments generally approximated their fair values at September 30, 2009 and December 31, 2008, except that, based on the borrowing rates available to the Corporation under current market conditions, the fair value of long-term debt (including current maturities) was approximately $614 million at September 30, 2009 and approximately $669 million at December 31, 2008, and the fair value of an interest rate swap at September 30, 2009 was a liability of $31.7 million and a liability of $39.7 million at December 31, 2008.

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

The Corporation values the interest rate swap at fair value. Fair value is the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Measuring fair value involves a hierarchy of valuation inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly; and, Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring a company to develop its own valuation assumptions.

The Corporation’s interest rate swap was reflected in the Corporation’s consolidated balance sheet in other long-term liabilities at its fair value of $31.7 million as of September 30, 2009 and $39.7 million as of December 31, 2008. This swap is measured at fair value at the end of each reporting period. The Corporation’s fair value estimate was determined using significant unobservable inputs and assumptions (Level 3) and, in addition, the liability valuation reflects the Corporation’s credit standing. The valuation technique utilized by the Corporation to calculate the swap fair value is the income approach. This approach estimates the present value of future cash flows based upon current market expectations. The credit valuation adjustment (which was a reduction in the liability) was approximately $0.5 million as of September 30, 2009.

The Corporation’s balance of accumulated other comprehensive income has been reduced by $19.5 million, net of tax of $11.9 million, as of September 30, 2009 and $24.4 million, net of tax of $15.0 million, as of December 31, 2008 to reflect the above interest rate swap liability.

The following is a reconciliation associated with the interest rate swap of the fair value activity using Level 3 inputs during the third quarter and the first nine months of 2009 and 2008:

	Fair Value Measures
	(Level 3)
	Quarter Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

(In millions)
Asset (liability) at beginning of period	$(31.1)	$(13.2)	$(39.7)	$(13.6)
Total gains or losses (realized/unrealized):
Included in earnings	(4.6)	(2.4)	(13.2)	(5.7)
Included in other comprehensive income	(0.6)	(1.8)	8.1	(1.0)
Settlements	4.6	2.4	13.1	5.3

Asset (liability) at end of period	$(31.7)	$(15.0)	$(31.7)	$(15.0)

The ineffective portion of the swap reflected in interest expense, net during the third quarter and the first nine months of 2009 and 2008 was immaterial.

Forward Foreign Exchange Contracts

The Corporation had no outstanding forward sale or purchase contracts as of September 30, 2009 or December 31, 2008. During 2008, the Corporation was a party to currency forward exchange contracts that amortized monthly. The contracts were not designated as a hedge for accounting purposes. These contracts were intended to reduce cash flow volatility from exchange rate risk related to a short-term intercompany financing transaction. Under the terms of the contracts, the Corporation sold U.S. dollars at current spot rates and purchased Canadian dollars at a fixed forward exchange rate. During the third quarter and first nine months of 2008, the Corporation recognized a mark-to-market loss of $0.3 million and $1.1 million, respectively, on these contracts that effectively matched foreign exchange gains on the short-term intercompany financing transaction.

Commodities Futures Contracts

During the first nine months of 2009 and 2008, the Corporation had no outstanding commodities futures contracts. The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, copper, zinc, resins and rubber compounds. At times, some of the risk associated with usage of aluminum, copper and zinc has been mitigated through the use of futures contracts that mitigate the price exposure to these commodities.

11.	Debt

The Corporation’s long-term debt at September 30, 2009 and December 31, 2008 was:

	September 30,	December 31,
	2009	2008

(In thousands)
Senior credit facility(a)	$485,000	$390,000
Unsecured notes
6.39% Notes due 2009	—	146,841
7.25% Notes due 2013(b)	122,226	121,671
Other, including capital leases	993	2,432

Long-term debt (including current maturities)	608,219	660,944
Less current maturities	593	148,751

Long-term debt, net of current maturities	$607,626	$512,193

(a)	Interest is paid monthly.

(b)	Interest is paid semi-annually.

The indentures underlying the unsecured notes contain standard covenants such as restrictions on mergers, liens on certain property, sale-leaseback of certain property and funded debt for certain subsidiaries. The indentures also include standard events of default such as covenant default and cross-acceleration.

The Corporation has a revolving credit facility with total availability of $750 million and a five-year term expiring in October 2012. All borrowings and other extensions of credit under the Corporation’s revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the revolving credit facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility. The Corporation pays an annual commitment fee to maintain this facility of 10 basis points. At September 30, 2009, $485 million was outstanding under this facility. At December 31, 2008, $390 million was outstanding under this facility.

Fees to access the facility and letters of credit under the facility are based on a pricing grid related to the Corporation’s debt ratings with Moody’s, S&P, and Fitch during the term of the facility.

The Corporation’s revolving credit facility requires that it maintain:

•	a maximum leverage ratio of 3.75 to 1.00; and

•	a minimum interest coverage ratio of 3.00 to 1.00.

It also contains customary covenants that could restrict the Corporation’s ability to: incur additional indebtedness; grant liens; make investments, loans, or guarantees; declare dividends; or repurchase company stock.

Outstanding letters of credit, which reduced availability under the credit facility, amounted to $12.3 million at September 30, 2009. The letters of credit relate primarily to third-party insurance claims processing.

The Corporation has a EUR 10.0 million (approximately US$14.7 million) committed revolving credit facility with a European bank. The Corporation pays an annual commitment fee of 20 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default. This facility has an indefinite maturity, and no borrowings were outstanding as of September 30, 2009 and December 31, 2008.

The Corporation has a CAN 30.0 million (approximately US$27.4 million) committed revolving credit facility with a Canadian bank. The Corporation pays an annual commitment fee of 12.5 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default. This facility matures in 2011, and no borrowings were outstanding as of September 30, 2009 and December 31, 2008.

As of September 30, 2009, the Corporation’s aggregate availability of funds under its credit facilities is approximately $294.8 million, after deducting outstanding letters of credit. The Corporation has the option, at the time of drawing funds under any of the credit facilities, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank.

As of September 30, 2009, the Corporation also had letters of credit in addition to those discussed above that do not reduce availability under the Corporation’s credit facilities. The Corporation had $18.3 million of such additional letters of credit that relate primarily to environmental assurances, third-party insurance claims processing, performance guarantees and acquisition obligations.

12.	Share-Based Payment Arrangements

Share-based compensation expense, net of tax, of $1.6 million was charged against income during the third quarter of 2009 and $1.4 million was charged against income during the third quarter of 2008. During the third quarter of 2009, the Corporation had 9,700 stock options exercised at a weighted average exercise price of $18.64 per share and had 38,468 stock options forfeited or expired.

Share-based compensation expense, net of tax, of $5.5 million was charged against income during the first nine months of 2009 and $7.5 million was charged against income during the first nine months of 2008. The net of tax share-based compensation expense reflected accelerated amortization over periods shorter than the stated service periods of approximately $3 million during the first nine months of 2008. The accelerated amortization relates to share award grants to certain employees who are retirement eligible. During the first nine months of 2009, the Corporation granted 46,104 stock options with a weighted average exercise price of $22.95 per share and an average grant date fair value of $9.54 per share, had 22,079 stock options exercised at a weighted average exercise price of $20.46 per share and had 159,545 stock options forfeited or expired. Also, during the first nine months of 2009, the Corporation granted 8,222 shares of nonvested restricted stock with a weighted average grant date fair value of $22.95 per share.

The first nine months of both 2009 and 2008 include compensation expense, net of tax, of $0.3 million which was charged to selling, general and administrative expense as of the grant date for stock awards under the Corporation’s Non-Employee Directors Equity Compensation Plan. During the first nine months of 2009, the Corporation granted non-employee members of the Board of Directors a total of 13,950 shares of common stock with a weighted average grant date fair value of $32.25.

13.	Pension and Other Postretirement Benefits

Net periodic cost for the Corporation’s pension and other postretirement benefits included the following components:

	Quarter Ended
			Other
			Postretirement
	Pension Benefits		Benefits
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

(In thousands)
Service cost	$3,062	$2,867	$1	$2
Interest cost	7,457	7,613	310	312
Expected return on plan assets	(6,595)	(9,706)	—	—
Plan net loss (gain)	3,776	625	(35)	(24)
Prior service cost (gain)	277	286	(63)	(63)
Transition obligation (asset)	(3)	(4)	192	192

Net periodic benefit cost	$7,974	$1,681	$405	$419

	Nine Months Ended
			Other
			Postretirement
	Pension Benefits		Benefits
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

(In thousands)
Service cost	$9,186	$8,886	$4	$58
Interest cost	22,370	22,831	929	1,029
Expected return on plan assets	(19,785)	(29,621)	—	—
Plan net loss (gain)	11,327	1,876	(104)	146
Prior service cost (gain)	830	858	(189)	(175)
Transition obligation (asset)	(8)	(11)	575	575
Curtailment loss (gain)	1,300	—	—	(477)

Net periodic benefit cost	$25,220	$4,819	$1,215	$1,156

Contributions to our qualified pension plans during the nine months ended September 30, 2009 and 2008 were not significant. We expect required contributions to our qualified pension plans during the remainder of 2009 to be minimal.

14.	Lamson & Sessions Co. (“LMS”) Restructuring and Integration Plan

The merger of Lamson & Sessions Co. into Thomas & Betts Corporation was completed in November 2007. The Corporation’s senior management began assessing and formulating a restructuring and integration plan as of the acquisition date. Approval of the plan by the Corporation’s senior management and Board of Directors occurred during the first quarter of 2008. The objective of the restructuring and integration plan was to achieve operational efficiencies and eliminate duplicative operating costs resulting from the LMS acquisition. The Corporation also intended to achieve greater efficiency in sales, marketing, administration and other operational activities. The Corporation identified certain liabilities and other costs for restructuring and integration actions. Included in this amount are approximately $14 million of planned severance costs for involuntary termination of approximately 320 employees of LMS and approximately $8 million of lease cancellation costs associated with the closure of LMS distribution centers, which was recorded as part of the Corporation’s purchase price allocation of LMS. Severance and lease cancellation costs have been reflected in the Corporation’s consolidated balance sheet in accrued liabilities and reflect cash paid or to be paid for these actions. Integration costs were recognized as incurred and either expensed or capitalized, as appropriate. The amount recognized as integration expense during the third quarter of 2008 was negligible, with the amount recognized during the first nine months of 2008 totaling approximately $3 million. The actions required by the plan began soon after the plan was approved, including the communication to affected employees of the Corporation’s intent to terminate as soon as possible.

The Corporation ceased operations at all LMS distribution centers during the second quarter of 2008, consolidating these activities into its existing distribution centers. As of September 30, 2009, substantially all employees planned for involuntary termination under the plan have been terminated. Payments associated with certain of the restructuring and integration actions taken are expected to continue through 2009 due to compliance with applicable regulations and other considerations. The cash payments necessary to fund the plan are expected to come from operations or available cash resources including restricted cash.

Activities related to the LMS accrual for restructuring during the third quarter of 2009 are as follows:

	Work Force		Facility
	Reductions		Closures	Total

(In millions)
Balance at June 30, 2009	$2.6		$4.1	$6.7
Restructuring accrual additions	—		—	—
Cost/payments charged against reserves	(1.2)		(1.0)	(2.2)

Balance at September 30, 2009	$1.4	(a)	$3.1	$4.5

Activities related to the LMS accrual for restructuring during the first nine months of 2009 are as follows:

	Work Force		Facility
	Reductions		Closures	Total

(In millions)
Balance at December 31, 2008	$9.1		$5.1	$14.2
Restructuring accrual additions	—		—	—
Cost/payments charged against reserves	(7.7)		(2.0)	(9.7)

Balance at September 30, 2009	$1.4	(a)	$3.1	$4.5

(a)	A substantial portion of this balance will be satisfied through the use of restricted cash on-hand as of September 30, 2009.

The Corporation decided at the time of acquisition to divest its rigid polyvinyl chloride (“PVC”) and high-density polyethylene (“HDPE”) conduit, duct and pressure pipe businesses, which were acquired as part of the LMS acquisition. The operations associated with these businesses since the date of acquisition were reflected as discontinued operations in the Corporation’s consolidated statements of operations. During 2008, the Corporation completed the divestiture of these discontinued operations. Discontinued operations in the third quarter of 2008 reflected net sales of approximately $41 million, loss before income taxes of $1.6 million, income tax benefit of $0.6 million and net loss of $1.0 million. Results from discontinued operations for the first nine months of 2008 reflected net sales of approximately $146 million, loss before income taxes of $1.7 million, an income tax benefit of $0.6 million and net loss of $1.1 million.

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

The Electrical segment designs, manufactures and markets thousands of different electrical connectors, components and other products for construction, industrial, utility and communications applications. The Steel Structures segment designs, manufactures and markets highly engineered tubular steel transmission poles. The HVAC segment designs, manufactures and markets heating and ventilation products for commercial and industrial buildings. The Corporation’s U.S. Electrical and International Electrical operating segments have been aggregated in the Electrical reporting segment since they have similar economic characteristics as well as similar products and services, production processes, types of customers and methods used for distributing their products.

As a result of the Corporation’s decision to divest the PVC and HDPE pipe operations acquired as part of Lamson & Sessions Co., 2008 operating results for the pipe business are reported as “discontinued operations” and are shown on a net basis on the consolidated financial statements. Results for discontinued operations are not included in segment reporting below.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

(In thousands)
Net Sales
Electrical	$410,872	$578,817	$1,163,062	$1,638,382
Steel Structures	50,922	55,700	167,817	164,091
HVAC	23,281	31,162	75,027	100,027

Total	$485,075	$665,679	$1,405,906	$1,902,500

Segment Earnings
Electrical	$78,267	$119,146	$194,480	$326,093
Steel Structures	10,082	9,032	36,630	29,619
HVAC	3,221	5,349	11,505	17,144

Segment earnings	91,570	133,527	242,615	372,856
Corporate expense	(14,908)	(11,283)	(37,916)	(28,117)
Depreciation, amortization and share-based compensation expense	(21,029)	(20,889)	(65,363)	(73,922)
Interest expense, net	(8,478)	(9,355)	(26,317)	(33,455)
Other (expense) income, net	(2,101)	(469)	1,649	(2,416)
Gain on sale of equity interest	—	—	—	169,684

Earnings from continuing operations before income taxes	$45,054	$91,531	$114,668	$404,630

16.	Contingencies

Legal Proceedings

The Corporation is involved in legal proceedings and litigation arising in the ordinary course of business. In those cases where the Corporation is the defendant, plaintiffs may seek to recover large or sometimes unspecified amounts or other types of relief and some matters may remain unresolved for several years. Such matters may be subject to many uncertainties and outcomes which are not predictable with assurance. The Corporation has provided for losses to the extent probable and estimable. The legal matters that have been recorded in the Corporation’s consolidated financial statements are based on gross assessments of expected settlement or expected outcome and do not reflect possible recovery from insurance companies or other parties. Additional losses, even though not anticipated, could have a material adverse effect on the Corporation’s financial position, results of operations or liquidity in any given period.

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

The following table provides the changes in the Corporation’s accruals for estimated product warranties:

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

(In thousands)
Balance at beginning of period	$3,032	$3,765	$3,112	$3,894
Liabilities accrued for warranties issued during the period	270	541	1,027	2,176
Deductions for warranty claims paid during the period	(325)	(752)	(1,076)	(2,606)
Changes in liability for pre-existing warranties during the period, including expirations	(35)	4	(121)	94

Balance at end of period	$2,942	$3,558	$2,942	$3,558

The Corporation also continues to monitor events that are subject to guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees and indemnifications at fair value when those losses are estimable.

17.	Share Repurchase Plan

In 2008, the Corporation’s Board of Directors approved a share repurchase plan that authorized the Corporation to buy up to 5,000,000 of its common shares. In 2008, the Corporation repurchased, with available cash resources, 2,425,000 common shares through open-market transactions. The Corporation repurchased, with available cash resources, 500,000 common shares through open-market transactions during the third quarter of 2009 and 1,000,000 common shares during the first nine months of 2009. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires in October 2010.

18.	Subsequent Events

Management performed an evaluation of the Corporation’s activities through the time of filing this Quarterly Report on Form 10-Q on October 27, 2009, and has concluded that there are no significant subsequent events requiring recognition or disclosure in these consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Thomas & Betts Corporation is a leading designer and manufacturer of electrical components used in construction, industrial, utility and communications markets. We are a leading producer of highly engineered steel structures, used primarily for utility transmission. We are also a leading producer of commercial heating and ventilation units. We have operations in approximately 20 countries. Manufacturing, marketing and sales activities are concentrated primarily in North America and Europe.

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

and liabilities. Goodwill consists principally of the excess of cost over the fair value of net assets acquired in business combinations and is not amortized. For each amortizable intangible asset, we use a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed. If that pattern cannot be reliably determined, the straight-line amortization method is used. We perform an annual impairment test of goodwill and indefinite-lived intangible assets. We perform our annual impairment assessment as of the beginning of the fourth quarter of each year, unless circumstances dictate more frequent interim assessments. In evaluating when an interim assessment of goodwill is necessary, we consider, among other things, the trading level of our common stock, changes in expected future cash flows and mergers and acquisitions involving companies in our industry. In evaluating when an interim assessment of indefinite-lived intangible assets is necessary, we review for significant events or significant changes in circumstances. Our evaluation process did not result in an interim assessment of goodwill or long-lived intangible assets for recoverability during 2009.

In conjunction with each test of goodwill we determine the fair value of each reporting unit and compare the fair value to the reporting unit’s carrying amount. A reporting unit is defined as an operating segment or one level below an operating segment. We determine the fair value of our reporting units using a combination of three valuation methods: market multiple approach; discounted cash flow approach; and comparable transactions approach. The market multiple approach provides indications of value based on market multiples for public companies involved in similar lines of business. The discounted cash flow approach calculates the present value of projected future cash flows using appropriate discount rates. The comparable transactions approach provides indications of value based on an examination of recent transactions in which companies in similar lines of business were acquired. The fair values derived from these three valuation methods are then weighted to arrive at a single value for each reporting unit. Relative weights assigned to the three methods are based upon the availability, relevance and reliability of the underlying data. We then reconcile the total values for all reporting units to our market capitalization and evaluate the reasonableness of the implied control premium.

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

•	Pension and Other Postretirement Benefit Plan Actuarial Assumptions: The Corporation records the overfunded or underfunded status of benefit plans on its balance sheet. For purposes of calculating pension and postretirement medical benefit obligations and related costs, we use certain actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these assumptions annually. Other assumptions include employee demographic factors (retirement patterns, mortality and turnover), rate of compensation increase and the healthcare cost trend rate. See additional information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Qualified Pension Plans.

•	Income Taxes: We use the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and requires an evaluation of asset realizability based on a more-likely-than-not criteria. We have valuation allowances for deferred tax assets primarily associated with foreign net operating loss carryforwards and foreign income tax credit carryforwards. Realization of the deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We believe that it is more-likely-than-not that future taxable income, based on enacted tax laws in effect as of September 30, 2009, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances.

•	Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of currently available facts related to each site. The operation of manufacturing plants involves a high level of susceptibility in these areas, and there is no assurance that we will not incur material environmental or occupational health and safety liabilities in the future. Moreover, expectations of remediation expenses could be affected by, and potentially significant expenditures could be required to comply with, environmental regulations and health and safety laws that may be adopted or imposed in the future. Future remediation technology advances could adversely impact expectations of remediation expenses.

2009 Outlook

We experienced continued pressure in all of our key markets in the first nine months of 2009. The lack of any meaningful improvement in credit availability crippled capital investment in the global industrial base and severely curtailed spending on construction projects. We have not yet seen any notable impact from government-initiated stimulus spending. We did not experience the traditional seasonal summer increase in non-residential construction-related demand usually seen in our Electrical segment during the first nine months of 2009. Constraints on credit availability and unfavorable vacancy rates continue to have a serious impact on commercial construction spending. Residential markets continue to suffer from overcapacity as well as credit constraints. Given these factors, we believe that our markets will not show meaningful improvement in the fourth quarter of the year.

We expect full-year 2009 consolidated net sales to be down 23% to 25% compared to 2008 results. In our Electrical segment, we expect year-over-year net sales to be down 25% to 28%, and in our HVAC segment, we expect net sales to be down 22% to 25%. The sales declines in our Electrical and HVAC segments should be somewhat mitigated by flat to slightly positive net sales growth in our Steel Structures segment. We expect that the year-over-year sales decline in the fourth quarter will not be as severe due to a more favorable comparison with last year’s fourth quarter which reflected a significant strengthening of the U.S. dollar and weaker market conditions in 2008. We expect Electrical segment earnings in the high teens as a percent of net sales for the fourth quarter of 2009 reflecting the continued favorable impact of lower overall manufacturing costs and maintaining our pricing discipline. Expected Electrical segment earnings in the fourth quarter also reflect approximately $4 million in expenses related to an in-process consolidation of a manufacturing facility. We also expect Steel Structures segment earnings of 17% to 19% of net sales and HVAC segment earnings of 14% to 17% of net sales for the fourth quarter of 2009.

We have narrowed the range of our expectation for diluted per share earnings for the full-year 2009 to $2.10 to $2.25. This range reflects an expected fourth quarter charge of $0.05 per diluted share for an in-process facility consolidation. Fourth quarter guidance assumptions include approximately 52.5 million average shares outstanding and an effective tax rate of approximately 29.5%. On a combined basis, corporate expense, depreciation, amortization, share-based compensation, other expense and interest expense, net will roughly equal that reported in the third quarter.

With our expectation of continued weak market demand in the fourth quarter of 2009, we have continued to focus on adjusting production to match demand, reducing headcount and curtailing wage costs, tightly managing discretionary spending and prudently managing cash. The key risks to achieving results within our full year 2009 earnings per share range include further disruption in credit markets and the negative impact on credit availability in key end markets, excessive fluctuation in foreign currencies versus the U.S. dollar, volatility in commodity costs and availability and additional or heightened slowdowns in key market segments and geographic regions.

Summary of Consolidated Results

	Quarter Ended September 30,
	2009		2008
		% of Net		% of Net
	In Thousands	Sales	In Thousands	Sales

Net sales	$485,075	100.0	$665,679	100.0
Cost of sales	337,485	69.6	457,406	68.7

Gross profit	147,590	30.4	208,273	31.3
Selling, general and administrative	91,957	18.9	106,918	16.1

Earnings from operations	55,633	11.5	101,355	15.2
Interest expense, net	(8,478)	(1.8)	(9,355)	(1.4)
Other (expense) income, net	(2,101)	(.4)	(469)	—

Earnings from continuing operations before income taxes	45,054	9.3	91,531	13.8
Income tax provision	12,943	2.7	28,375	4.3

Net earnings from continuing operations	32,111	6.6	63,156	9.5
Earnings (loss) from discontinued operations, net	—	—	(997)	(0.2)

Net earnings	$32,111	6.6	$62,159	9.3

Basic earnings (loss) per share:
Continuing operations	$0.62		$1.11
Discontinued operations	—		(0.01)

Net earnings	$0.62		$1.10

Diluted earnings (loss) per share:
Continuing operations	$0.61		$1.11
Discontinued operations	—		(0.02)

Net earnings	$0.61		$1.09

	Nine Months Ended September 30,
	2009		2008
		% of Net		% of Net
	In Thousands	Sales	In Thousands	Sales

Net sales	$1,405,906	100.0	$1,902,500	100.0
Cost of sales	988,965	70.3	1,307,991	68.8

Gross profit	416,941	29.7	594,509	31.2
Selling, general and administrative	277,605	19.8	323,692	17.0

Earnings from operations	139,336	9.9	270,817	14.2
Interest expense, net	(26,317)	(1.8)	(33,455)	(1.7)
Other (expense) income, net	1,649	0.1	(2,416)	(0.1)
Gain on sale of equity interest	—	—	169,684	8.9

Earnings from continuing operations before income taxes	114,668	8.2	404,630	21.3
Income tax provision	33,827	2.4	155,273	8.2

Net earnings from continuing operations	80,841	5.8	249,357	13.1
Earnings from discontinued operations, net	—	—	(1,106)	(0.1)

Net earnings	$80,841	5.8	$248,251	13.0

Basic earnings (loss) per share:
Continuing operations	$1.54		$4.35
Discontinued operations	—		(0.02)

Net earnings	$1.54		$4.33

Diluted earnings (loss) per share:
Continuing operations	$1.53		$4.31
Discontinued operations	—		(0.02)

Net earnings	$1.53		$4.29

2009 Compared with 2008

Overview

Net sales in the third quarter and the first nine months of 2009 decreased significantly from the respective prior-year periods primarily reflecting lower sales volumes on weaker global demand in our Electrical and HVAC segments. A stronger U.S. dollar during 2009 also negatively impacted net sales in the third quarter and first nine months of 2009. Gross profit in the third quarter and first nine months of 2009 decreased as a percent of net sales reflecting the impact of significantly lower production volumes.

Earnings from operations in dollars and as a percent of sales decreased from the respective prior-year periods primarily as a result of lower sales and production volumes. Prior actions taken to lower overall manufacturing costs — including headcount and expense cuts — and the impact of lower current year commodity costs coupled with our continued discipline in managing mix and price helped mitigate the negative impact of lower sales volumes on 2009 earnings. Earnings from operations in the third quarter and in the first nine months of 2009 reflect a $4 million pre-tax charge related to an estimate revision for an environmental remediation site. Earnings from operations in the first nine months of 2008 reflect a favorable $12 million legal settlement included in selling, general and administrative expense.

We sold our minority interest in Leviton Manufacturing Company (“Leviton”) in the second quarter of 2008 for net proceeds of $280 million and recognized a pre-tax gain of $169.7 million ($1.74 per diluted share after tax).

Net earnings in the third quarter of 2009 were $32.1 million, or $0.61 per diluted share compared to net earnings of $62.2 million, or $1.09 per diluted share in the prior-year period. Net earnings in the first nine months of 2009 were $80.8 million, or $1.53 per diluted share compared to net earnings of $248.3 million, or $4.29 per diluted share in the prior-year period. The third quarter and first nine months of 2009 included a net after-tax charge of $0.05 per diluted share related to an estimate revision for an environmental remediation site. The first nine months of 2008 included unusual items which, on a net basis, contributed $1.63 per diluted share.

Net Sales and Gross Profit

Net sales in the third quarter of 2009 were $485.1 million, down $180.6 million, or 27.1%, from the prior-year period. For the first nine months of 2009, net sales were $1.4 billion, down $496.6 million, or 26.1%, from the prior-year period. The year-over-year sales decrease in both periods primarily reflects lower sales volumes on weaker global demand in our Electrical and HVAC segments. The stronger U.S. dollar negatively impacted sales by approximately $19 million in the third quarter of 2009 and approximately $92 million in the first nine months of 2009 when compared to the prior-year periods.

Gross profit in the third quarter of 2009 was $147.6 million, or 30.4% of net sales, compared to $208.3 million, or 31.3% of net sales, in the third quarter of 2008. Gross profit in the first nine months of 2009 was $416.9 million, or 29.7% of net sales, compared to $594.5 million, or 31.2% of net sales, in the prior-year period. The year-over-year decrease as a percent of sales in both periods reflects the impact of lower production volumes.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense in the third quarter of 2009 was $92.0 million, or 18.9% of net sales, compared to $106.9 million, or 16.1% of net sales, in the prior-year period. SG&A expense in the first nine months of 2009 was $277.6 million, or 19.8% of net sales, compared to $323.7 million, or 17.0% of net sales, in the prior-year period. The first nine months of 2009 reflects a third quarter $4 million environmental remediation charge. The first nine months of 2008 reflects a favorable second quarter $12 million legal settlement.

Interest Expense, Net

Interest expense, net was $8.5 million for the third quarter of 2009, down $0.9 million from the prior-year period. Interest expense, net was $26.3 million for the first nine months of 2009, down $7.1 million from the prior-year period. Both current year periods reflect lower average debt outstanding. Interest income included in interest expense, net was $0.2 million for the third quarter of 2009 and $1.5 million for the third quarter of 2008. Interest income included in interest expense, net was $0.4 million for the first nine months of 2009 and $3.8 million for the first nine months of 2008.

Income Taxes

The effective tax rate in the third quarter of 2009 was 28.7% compared to 31.0% in the third quarter of 2008. The effective tax rate in the third quarter of 2009 reflects a refining of our estimates of the global distribution of 2009 estimated earnings. The effective tax rate for the first nine months of 2009 was 29.5% compared to 38.4% in the first nine months of 2008. The higher prior year effective rate for the first nine months of 2008 reflects the gain on sale of our minority interest in Leviton and a $14 million non-cash tax charge, which both occurred in the second quarter. The effective rate for both years reflects benefits from our Puerto Rican manufacturing operations.

Net Earnings

Net earnings in the third quarter of 2009 were $32.1 million, or $0.61 per diluted share, compared to $62.2 million, or $1.09 per diluted share, in the prior-year period. Net earnings in the first nine months of 2009 were $80.8 million, or $1.53 per diluted share, compared to $248.3 million, or $4.29 per diluted share, in the prior-year period. The third quarter and first nine months of 2009 included a net after-tax charge of $0.05 per diluted share in the third quarter related to an estimate revision for an environmental remediation site. The first nine months of 2008 included a net after-tax gain of $1.63 per diluted share in the second quarter related to the gain on the sale of our minority interest in Leviton of $1.74 per diluted share, a favorable legal settlement of $0.13 per diluted share and a non-cash tax charge related to an adjustment of prior period deferred income taxes of $0.24 per diluted share.

Summary of Segment Results

Net Sales

	Quarter Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	In	% of Net	In	% of Net	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$410,872	84.7	$578,817	87.0	$1,163,062	82.7	$1,638,382	86.1
Steel Structures	50,922	10.5	55,700	8.3	167,817	12.0	164,091	8.6
HVAC	23,281	4.8	31,162	4.7	75,027	5.3	100,027	5.3

	$485,075	100.0	$665,679	100.0	$1,405,906	100.0	$1,902,500	100.0

Segment Earnings

	Quarter Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	In	% of Net	In	% of Net	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$78,267	19.0	$119,146	20.6	$194,480	16.7	$326,093	19.9
Steel Structures	10,082	19.8	9,032	16.2	36,630	21.8	29,619	18.1
HVAC	3,221	13.8	5,349	17.2	11,505	15.3	17,144	17.1

Segment earnings	91,570	18.9	133,527	20.1	242,615	17.3	372,856	19.6
Corporate expense	(14,908)		(11,283)		(37,916)		(28,117)
Depreciation and amortization expense	(18,424)		(18,573)		(56,417)		(61,771)
Share-based compensation expense	(2,605)		(2,316)		(8,946)		(12,151)
Interest expense, net and other (expense) income, net	(10,579)		(9,824)		(24,668)		(35,871)
Gain on sale of equity interest	—		—		—		169,684

Earnings from continuing operations before income taxes	$45,054		$91,531		$114,668		$404,630

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

Electrical Segment

Electrical segment net sales in the third quarter of 2009 were $410.9 million, down $167.9 million, or 29.0%, from the third quarter of 2008. Electrical segment net sales in the first nine months of 2009 were $1.2 billion, down $475.3 million, or 29.0%, from the prior-year period. Decreased sales in both current year periods reflect weaker demand for electrical products used in construction, industrial maintenance and power distribution. Virtually all product and geographic markets in the Electrical segment experienced significant year-over-year volume declines. Compared with the prior year, the traditional seasonal increase in non-residential construction activity usually seen in the second quarter was muted. The stronger U.S. dollar negatively impacted sales by approximately $19 million in the third quarter of 2009 and approximately $90 million in the first nine months of 2009.

Electrical segment earnings in the third quarter of 2009 were $78.3 million, down $40.9 million, or 34.3%, from the third quarter of 2008. Electrical segment earnings in the first nine months of 2009 were $194.5 million, down $131.6 million, or 40.4%, from the prior-year period. Electrical segment earnings in 2009 also reflected approximately $2 million in third quarter charges related to an in-process facility consolidation, which was offset by a third quarter adjustment of self-insurance reserves. The decline in year-over-year segment earnings compared to both prior-year periods reflects primarily the impact of lower sales and production volumes.

Steel Structures Segment

Net sales in the third quarter of 2009 in our Steel Structures segment were $50.9 million, down $4.8 million, or 8.6%, from the third quarter of 2008 primarily reflecting a decline in prices resulting from lower year-over-year steel costs. Net sales in the first nine months of 2009 were $167.8 million, up $3.7 million, or 2.3%, from the prior-year period. Segment earnings in the third quarter of 2009 were $10.1 million, up $1.1 million, or 11.6%, from the third quarter of 2008. Segment earnings in the first nine months of 2009 were $36.6 million, up $7.0 million, or 23.7%, from the prior-year period. Earnings increases in both current year periods primarily reflect favorable project mix.

HVAC Segment

Net sales in the third quarter of 2009 in our HVAC segment were $23.3 million, down $7.9 million, or 25.3%, from the third quarter of 2008. Net sales in the first nine months of 2009 in our HVAC segment were $75.0 million, down $25.0 million, or 25.0%, from the prior-year period. HVAC segment earnings in the third quarter of 2009 were $3.2 million, down $2.1 million, or 39.8%, from the third quarter of 2008. HVAC segment earnings in the first nine months of 2009 were $11.5 million, down $5.6 million, or 32.9%, from the prior-year period. The sales and earnings declines for both current year periods reflect volume declines resulting from weak commercial construction markets and the curtailment of maintenance and replacement spending in key end markets.

Liquidity and Capital Resources

We had cash and cash equivalents of $357.4 million and $292.5 million at September 30, 2009 and December 31, 2008, respectively.

The following table reflects the primary category totals in our Consolidated Statements of Cash Flows:

	Nine Months Ended
	September 30,
	2009	2008

(In thousands)
Net cash provided by (used in) operating activities	$145,427	$86,440
Net cash provided by (used in) investing activities	(26,243)	219,755
Net cash provided by (used in) financing activities	(77,725)	(248,153)
Effect of exchange-rate changes on cash	23,476	(5,058)

Net increase (decrease) in cash and cash equivalents	$64,935	$52,984

Operating Activities

Cash provided by operating activities in the first nine months of 2009 was primarily attributable to net income of $80.8 million. The first nine months of 2009 included depreciation and amortization of $56.4 million and share-based compensation expense of $8.9 million. Changes in working capital (accounts receivable, inventories and accounts payable) as well as accrued liabilities negatively impacted cash by $26.6 million in the first nine months of 2009. Operating activities were also unfavorably impacted by change in control payments of $5.3 million related to the Lamson & Sessions Co. acquisition.

Cash provided by operating activities in the first nine months of 2008 was primarily attributable to net income of $248.3 million. Net income in the first nine months of 2008 reflected the second quarter pre-tax gain on sale of our minority interest in Leviton of $169.7 million. The increase in income taxes payable of $41.0 million reflects the gain on sale of our Leviton interest. The first nine months of 2008 included depreciation and amortization of $61.8 million and share-based compensation expense of $12.2 million. Changes in working capital (accounts receivable, inventories and accounts payable) as well as accrued liabilities negatively impacted cash by $96.6 million in the first nine months of 2008. Operating activities were also unfavorably impacted by change in control payments related to the Lamson & Sessions Co. acquisition of $12.7 million.

Investing Activities

During the first nine months of 2009, we had capital expenditures to support our ongoing business plans totaling $32.3 million. We expect capital expenditures to be in the mid-$40 million range for the full year 2009. Investing activities in the first nine months of 2009 also reflect release of restricted cash for change in control payments related to the Lamson & Sessions Co. acquisition of $5.1 million.

Investing activities in the first nine months of 2008 included the third quarter sale of the PVC pipe portion of the held-for-sale operations and LMS headquarters building that were acquired as part of the LMS acquisition totaling approximately $52 million. Investing activities in the first nine months of 2008 also reflect the second quarter sale of our minority interest in Leviton for net proceeds of $280 million. Two acquisitions totaling $91 million and capital expenditures totaling

$29.8 million also impacted investing activities during the first nine months of 2008. Investing activities in the first nine months of 2008 also reflect release of restricted cash for change in control payments related to the Lamson & Sessions Co. acquisition of $8.1 million.

Financing Activities

Financing activities in the first nine months of 2009 included the repurchase of 1.0 million common shares for $25 million and repayments of $148 million of debt using a combination of cash and borrowings under our $750 million revolving credit facility. Net proceeds from borrowings under our revolving credit facility were $95 million in the first nine months of 2009.

Financing activities for the first nine months of 2008 reflected cash used for the repurchase of approximately 2.3 million common shares for $101 million. The first nine months of 2008 included the repayment of $120 million of debt and net repayments on our revolving credit facility of $30 million.

$750 million Credit Facility

Our revolving credit facility has total availability of $750 million and a five-year term expiring in October 2012. All borrowings and other extensions of credit under our revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the revolving credit facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility. At September 30, 2009, $485 million was outstanding under this facility. At December 31, 2008, $390 million was outstanding under this facility.

In 2007, we entered into an interest rate swap to hedge our exposure to changes in the London Interbank Offered Rate (“LIBOR”) rate on $390 million of borrowings under this facility. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk”.

Fees to access the facility and letters of credit under the facility are based on a pricing grid related to our debt ratings with Moody’s, S&P, and Fitch during the term of the facility.

Our revolving credit facility requires that we maintain:

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

Outstanding letters of credit, which reduced availability under the credit facility, amounted to $12.3 million at September 30, 2009. The letters of credit relate primarily to third-party insurance claims processing.

Other Credit Facilities

We have a EUR 10.0 million (approximately US$14.7 million) committed revolving credit facility with a European bank that has an indefinite maturity. There were no balances outstanding or letters of credit that reduced availability under the European facility at September 30, 2009. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default.

We have a CAN 30.0 million (approximately US$27.4 million) committed revolving credit facility with a Canadian bank that matures in 2011. There were no balances outstanding or letters of credit that reduced availability under the Canadian facility at September 30, 2009. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default.

Other Letters of Credit

As of September 30, 2009, we also had letters of credit in addition to those discussed above that do not reduce availability under our credit facilities. We had $18.3 million of such additional letters of credit that relate primarily to environmental assurances, third-party insurance claims processing, performance guarantees and acquisition obligations.

Compliance and Availability

We are in compliance with all covenants or other requirements set forth in our credit facilities. However, if we fail to be in compliance with the financial or other covenants of our credit agreements, then the credit agreements could be terminated, any outstanding borrowings under the agreements could be accelerated and immediately due, and we could have difficulty obtaining immediate credit availability to repay the accelerated obligations and in obtaining credit facilities in the future. As of September 30, 2009, the aggregate availability of funds under our credit facilities is approximately $294.8 million, after deducting outstanding letters of credit. Availability is subject to the satisfaction of various covenants and conditions to borrowing.

Credit Ratings

As of September 30, 2009, we had investment grade credit ratings from Standard & Poor’s, Moody’s Investor Service and Fitch Ratings on our senior unsecured debt. Should these credit ratings drop, repayment under our credit facilities and securities will not be accelerated; however, our credit costs may increase. Similarly, if our credit ratings improve, we could potentially have a decrease in our credit costs. The maturity of any of our debt securities does not accelerate in the event of a credit downgrade.

Debt Securities

Thomas & Betts had the following unsecured debt securities outstanding as of September 30, 2009:

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

Qualified Pension Plans

Contributions to our qualified pension plans during the third quarter and first nine months of 2009 and the third quarter and first nine months of 2008 were not significant. We expect required contributions to our qualified pension plans in 2009 to be minimal; however, if pension assets do not recover a substantial portion of 2008 investment losses, our required contributions in 2010 could increase significantly. Additionally, such investment losses have resulted in significantly higher pension expense in 2009 compared with 2008.

Other

In 2008, our Board of Directors approved a share repurchase plan that authorized us to buy up to 5,000,000 of our common shares. In 2008, we repurchased, with available cash resources, 2,425,000 common shares through open-market transactions. We repurchased, with available cash resources, 500,000 common shares through open-market transactions during the third quarter of 2009 and 1,000,000 common shares during the first nine months of 2009. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires in October 2010.

We do not currently pay cash dividends. Future decisions concerning the payment of cash dividends on the common stock will depend upon our results of operations, financial condition, strategic investment opportunities, continued compliance with credit facilities and other factors that the Board of Directors may consider relevant.

As of September 30, 2009, we have $357.4 million in cash and cash equivalents and $294.8 million of aggregate availability under our credit facilities. We filed a universal shelf registration statement with the Securities and Exchange Commission on December 3, 2008, utilizing the well-known seasoned issuer (“WKSI”) process. The registration permits us to issue common stock, preferred stock and debt securities. The registration statement is effective for a period of three years from the date of filing. We continue to have cash requirements to, among other things, support working capital and capital expenditure needs, service debt and fund our pension plans as required. We generally intend to use available cash and internally generated funds to meet these cash requirements in addition to pursuing longer-term strategic initiatives such as acquisitions and may borrow under existing credit facilities or access the capital markets as needed for liquidity. Credit markets in 2008 were materially disrupted, significantly limiting the availability of credit. These conditions have persisted during the first nine months of 2009, and we cannot predict when credit markets will return to a more normal level of activity. To date, our liquidity has not been adversely affected by the current credit market. We believe that we have sufficient liquidity to satisfy both short-term and long-term requirements.

Lamson & Sessions Co. (“LMS”) Restructuring and Integration Plan

Our senior management began assessing and formulating a restructuring and integration plan as of the acquisition date of LMS in November 2007. Approval by our senior management and Board of Directors occurred during the first quarter of 2008. The objective of the restructuring and integration plan was to achieve operational efficiencies and eliminate duplicative operating costs resulting from the LMS acquisition. We also intended to achieve greater efficiency in sales, marketing, administration and other operational activities. We identified certain liabilities and other costs for restructuring and integration actions. Included in this amount are approximately $14 million of planned severance costs for involuntary termination of approximately 320 employees of LMS and approximately $8 million of lease cancellation costs associated with the closure of LMS distribution centers. Severance and lease cancellation costs reflect cash paid or to be paid for these actions. Integration costs were recognized as incurred and either expensed or capitalized, as appropriate. The amount recognized as integration expense during the third quarter of 2008 was negligible, with the amount recognized during the first nine months of 2008 totaling approximately $3 million. The actions required by the plan began soon after the plan was approved, including the communication to affected employees of our intent to terminate as soon as possible.

We ceased operations at all LMS distribution centers during the second quarter of 2008, consolidating these activities into our existing distribution centers. As of September 30, 2009, substantially all employees planned for involuntarily termination under the plan have been terminated. Payments associated with certain of the restructuring and integration actions taken are expected to continue through 2009 due to compliance with applicable regulations and other considerations. The cash payments necessary to fund the plan are expected to come from operations or available cash resources including restricted cash.

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any off-balance sheet arrangements.

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

For the period ended September 30, 2009, the Corporation has not experienced any material changes since December 31, 2008 in market risk that affect the quantitative and qualitative disclosures presented in our 2008 Annual Report on Form 10-K.

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

(b)	Changes in Internal Control over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the first nine months of 2009 that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

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

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table reflects activity related to equity securities purchased by the Corporation during the three months ended September 30, 2009:

Issuer Purchases of Equity Securities

			Total Number	Maximum
			of Common	Number
			Shares	of Common
	Total	Average	Purchased	Shares that
	Number of	Price Paid	as Part of	May Yet Be
	Common	per	Publicly	Purchased
	Shares	Common	Announced	Under
Period	Purchased	Share	Plans	the Plans

October 2008 Plan (5,000,000 common shares authorized)
September 4, 2009 to September 11, 2009	500,000	$27.52	500,000	1,575,000

Total for the quarter ended September 30, 2009	500,000	$27.52	500,000	1,575,000

Item 6.	Exhibits

The Exhibit Index that follows the signature page of this Report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Thomas & Betts Corporation
(Registrant)

By:	/s/ William E. Weaver, Jr.
William E. Weaver, Jr.
Senior Vice President and
Chief Financial Officer
(principal financial officer)

Date: October 27, 2009

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