Form 10-K
period 2009-12-31
THOMAS & BETTS CORP
filed 2010-02-16
CIK 97854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
  Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,513,038,170 based on the closing price as reported on the New York Stock Exchange.

As of February 12, 2010, 52,618,389 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders will be filed within 120 days after the end of the fiscal year covered by this report and are incorporated by reference into Part III.

Thomas & Betts Corporation and Subsidiaries

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Report includes “forward-looking comments and statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts regarding Thomas & Betts Corporation and are subject to risks and uncertainties in our operations, business, economic and political environment. — See Item 1A. “Risk Factors.” Forward-looking statements contain words such as:

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

Thomas & Betts Corporation is a leading designer and manufacturer of electrical components used in industrial, construction, utility and communications markets. We are also a leading producer of commercial heating and ventilation units and highly engineered steel structures used for utility transmission. We have operations in approximately 20 countries. Manufacturing, marketing and sales activities are concentrated primarily in North America and Europe. We pursue growth through market penetration, new product development and acquisitions.

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

The majority of our products, especially those sold in the Electrical segment, have region-specific standards and are sold mostly in North America or in other regions sharing North American electrical codes. No customer accounted for 10% or more of our consolidated net sales for 2009, 2008 or 2007.

Electrical Segment

Our Electrical segment’s markets include industrial MRO (maintenance, repair and operations) and OEM (original equipment manufacturers), construction, utility and communications markets. This segment’s sales are concentrated primarily in North America and Europe. The Electrical segment typically experiences modest seasonal increases in sales during the second and third quarters reflecting the construction season. Net sales for the Electrical segment for the past three years were:

	2009	2008	2007

Segment Sales (in thousands)	$1,554,326	$2,103,121	$1,766,598
Percent of Consolidated Net Sales	81.9%	85.0%	82.7%

The Electrical segment designs, manufactures and markets thousands of different connectors, components and other products for industrial, construction, utility and communications applications. We have a market-leading position for many of our products. Products in the Electrical segment include:

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

These products are sold under a variety of well-known brand names, such as Carlon®, Color-Keyed®, Cyberex®, Diamond®, Elastimold®, Emergi-Lite®, Furse®, Homac®, Iberville®, Joslyn Hi-Voltagetm, Kindorf®, Kold-N-Klose®, Ocal®, LRC®, Red Dot®, Snap-N-Seal®, Sta-Kon®, Steel City®, Superstrut® and Ty-Rap®.

Demand for electrical products follows general economic conditions and is sensitive to activity in construction markets, industrial production levels and spending by utilities for replacement, expansion and efficiency improvement. The segment’s product lines are predominantly sold through major distributor chains, independent distributors and to retail home centers and hardware outlets. They are also sold directly to original equipment manufacturers, utilities, cable operators, and telecommunications and satellite TV companies. We have strong relationships with our distributors as a result of the breadth and quality of our product lines, our market-leading service programs, our strong history of product innovation, and the high degree of brand-name recognition for our products among end-users.

Steel Structures Segment

Our Steel Structures segment designs, manufactures and markets highly engineered steel transmission structures. These products are primarily sold to the following types of end-users:

•	investor-owned utilities;

•	cooperatives, which purchase power from utilities and manage its distribution to end-users; and

•	municipal utilities.

These products are marketed primarily under the Meyer® and Thomas & Betts® brand names. Net sales for the Steel Structures segment for the past three years were:

	2009	2008	2007

Segment Sales (in thousands)	$234,462	$231,554	$227,356
Percent of Consolidated Net Sales	12.3%	9.4%	10.6%

HVAC Segment

Our HVAC segment designs, manufactures and markets heating, ventilation and air conditioning products for commercial and industrial buildings. Products in this segment include:

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

	2009	2008	2007

Segment Sales (in thousands)	$109,912	$139,149	$142,934
Percent of Consolidated Net Sales	5.8%	5.6%	6.7%

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

Our products have historically enjoyed a reputation for quality in the markets in which they are sold. To ensure we maintain these high quality standards, all facilities embrace quality programs, and approximately 80% meet either ISO 9001 2000 or ISO 9001 2008 standards as of December 31, 2009, with future certifications to be performed under ISO 9001 2008 standards as applicable. Additionally, we have implemented quality control processes in our design, manufacturing, delivery and other operations in order to further improve product quality and customer service levels.

Raw Materials

We purchase a wide variety of raw materials for the manufacture of our products including steel, aluminum, zinc, copper, resins and rubber compounds. Sources for raw materials and component parts are well established and, with the exception of steel and certain resins, are sufficiently numerous to avoid serious future interruptions of production in the event that current suppliers are unable to sufficiently meet our needs. However, we could encounter manufacturing disruptions in each of our segments from interruptions by steel and resins suppliers. In addition, we could encounter price increases that we may not be able to pass on to our customers.

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

	2009	2008	2007

R&D Expenditures (in thousands)	$34,942	$35,145	$29,869
Percent of Net Sales	1.8%	1.4%	1.4%

Working Capital Practices

We maintain sufficient inventory to enable us to provide a high level of service to our customers. Our inventory levels, payment terms and return policies are in accordance with general practices associated with the industries in which we operate.

Patents and Trademarks

We own approximately 2,200 active patent registrations and applications worldwide. We have over 1,500 active trademarks and domain names worldwide, including: Thomas & Betts, T&B, T&B Access, Blackburn, Bowers, Canstrut, Carlon, Catamount, Color-Keyed, Commander, Cyberex, Deltec, Diamond, DuraGard, Elastimold, Emergi-Lite, E-Z-Code, Flex-Cuf, Furse, Hazlux, Homac, Iberville, Joslyn Hi-Voltage, Kindorf, Klik-It, Kold-N-Klose, Lehigh, LRC, Marr, Marrette, Meyer, Ocal, Red Dot, Reznor, Russellstoll, Sachs, Shamrock, Shield-Kon, Shrink-Kon, Signature Service, Site Light, Snap-N-Seal, Sta-Kon, Star Teck, Steel City, Superstrut, Ty-Duct, Ty-Rap and Union.

While we consider our patents, trademarks, and trade dress to be valuable assets, we do not believe that our competitive position is dependent solely on patent or trademark protection, or that any business segment or our operations as a whole is dependent on any individual patent or trademark. However, the Carlon, Color-Keyed, Elastimold, Iberville, Kindorf, Ocal, Sta-Kon, Steel City, Superstrut, and Ty-Rap trademarks are important to the Electrical segment; the Meyer trademark is important to the Steel Structures segment; and the Reznor trademark is important to the HVAC segment. In addition, we do not consider any of our individual licenses, franchises or concessions to be material to our business as a whole or to any business segment.

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

Employees

As of December 31, 2009, we had approximately 8,500 full-time employees worldwide. Employees of our foreign subsidiaries comprise approximately 45% of all employees. Approximately 25% of our U.S. and approximately 30% of our worldwide employees are represented by trade unions. We believe our relationships with our employees and trade unions are good.

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

Financial Information About Foreign and U.S. Operations

Export sales originating in the U.S. were approximately $58 million in 2009, $64 million in 2008, and $62 million in 2007. For additional financial information about international and U.S. operations, please refer to Note 18 in the Notes to Consolidated Financial Statements.

Item 1A.	RISK FACTORS

There are many factors that could pose a material risk to our business, its operating results, its financial condition and its ability to execute its business plan, some of which are beyond our control. These factors include, but are not limited to:

Negative economic conditions could have a material adverse effect on our operating results and financial condition.

The success of Thomas & Betts’ business is directly linked to positive economic conditions in the countries where we sell our products. We do business in geographically diverse markets. In 2009, approximately one-third of our net sales were generated outside of the United States. Continued turmoil in the financial markets during 2009 has had an adverse effect on economic activity in the United States and other regions of the world in which we do business. The current economic environment has had an adverse effect on demand in our primary markets and a continued decline in economic activity could adversely affect demand for products in each of our business segments, thereby having a material adverse impact on our operating results and financial condition. Additionally, these conditions could also impair the ability of those with whom we do business to satisfy their obligations to us. Finally, a continued decline in economic activity could result in adverse changes to our current stock market-related fundamentals and current projected future operating results that are used to assess asset valuations (including goodwill and other intangible assets). Such revisions could lead to potentially significant financial impairment charges for these assets in future periods. Material adverse changes in economic (including the potential negative impact of higher interest rates and availability of credit on capital spending in the markets we serve) or industry conditions generally or in the specific markets served by Thomas & Betts could have a material adverse effect on our operating results and financial condition.

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

In addition, our operations are subject to or could become subject to, international, federal, state and local laws and regulations governing environmental matters, including emissions and discharges of pollutants (including green house gases) into the air, soil and water and the generation and handling of waste. Thomas & Betts is also subject to laws relating to occupational health and safety. The operation of manufacturing plants involves a high level of susceptibility in these areas, and there is no assurance that we will not incur material environmental or occupational health and safety liabilities in the future. Moreover, expectations of remediation expenses could be affected by, and potentially significant expenditures could be required to comply with, environmental regulations and health and safety laws that may be adopted or imposed in the future. Future remediation technology advances could adversely impact expectations of remediation expenses.

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

Inability to access capital markets may adversely impact our business.

Our ability to invest in our businesses and make strategic acquisitions may require access to capital markets. If we are unable to access the capital markets as needed, we could experience a material adverse impact on our business.

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

Possible inadequate insurance coverage.

In accordance with its risk management practices, Thomas & Betts continually reevaluates risks, their potential cost and the cost of minimizing them. To reduce the Corporation’s exposure to material risks, in certain circumstances, we purchase insurance. Certain risks are inherent in the manufacturing of our products and our insurance may not be adequate to cover potential claims against us involving our products. Thomas & Betts is also exposed to risks inherent in the packaging and distribution of products. Although we maintain liability insurance, we cannot assure that the coverage limits under these insurance programs will be adequate to protect Thomas & Betts against future claims, or that we will be able to obtain this insurance on acceptable terms in the future.

Terrorist Acts and Acts of War could adversely impact our business and operating results.

Terrorist acts and acts of war (wherever located around the world) may cause damage or disruption to our employees, facilities, suppliers, distributors or customers, which could significantly impact our net sales, costs and expenses and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could adversely impact our business and results of operations in ways that cannot presently be predicted. In addition, as a global company with headquarters and significant operations located in the United States, we may be impacted by actions against the United States. We are uninsured for losses and interruptions caused by acts of war and have policy limits for losses caused by terrorist acts.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We have operations in approximately 20 countries and, as of December 31, 2009, occupy approximately 5.3 million square feet of manufacturing space. Our manufacturing locations by segment as of December 31, 2009 were as follows:

		Approximate
		Area in
		Square Feet
		(000s)
Segment	Location	Leased	Owned

Electrical	Arkansas	—	286
	California	113	—
	Florida	—	189
	Iowa	—	159
	Mississippi	—	237
	New Jersey	—	134
	New Mexico	—	100
	New York	—	268
	North Carolina	—	22
	Ohio	—	67
	Puerto Rico	68	28
	Tennessee	—	477
	Virginia	100	—
	Australia	28	29
	Canada	83	751
	France	—	52
	Germany	30	—
	Hungary	88	—
	Japan	12	—
	Mexico	502	—
	Netherlands	8	39
	Saudi Arabia	—	29
	United Kingdom	40	125

Steel Structures	Alabama	—	240
	South Carolina	—	105
	Texas	—	136
	Wisconsin	—	191

HVAC	Pennsylvania	—	227
	Belgium	140	—
	France	25	—
	Mexico	214	—

As of December 31, 2009, the Corporation has 2.4 million square feet of office, distribution, storage and other space. Included in this total are three owned primary distribution centers located in

Belgium (0.1 million square feet), Canada (0.3 million square feet) and Byhalia, Mississippi (0.9 million square feet). We also have principal sales offices, warehouses, storage and other facilities in approximately 0.9 million square feet of space, most of which is leased, and approximately 0.2 million square feet of leased space in Memphis, Tennessee, which includes our corporate headquarters.

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

We are the owner or operator, or former owner or operator, of various manufacturing locations that we are currently evaluating for the presence of contamination that may require remediation or are in process of remediation. These sites include former or inactive facilities or properties in Alabama; Connecticut; Indiana; Massachusetts; New Hampshire; New Jersey; Pennsylvania; Ohio and Oklahoma. The sites further include active manufacturing locations in Florida; New Jersey; New Mexico; and South Carolina.

In conjunction with the acquisitions of Lamson & Sessions Co., Joslyn Hi-Voltage, Power Solutions, Drilling Technical Supply SA, The Homac Manufacturing Company and Boreal Braidings Inc., we assumed responsibility for legacy environmental matters.

We have provided for environmental liabilities to the extent probable and estimable, but we are not able to predict the extent of our ultimate liability with respect to all of these pending or future environmental matters.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2009.

Executive Officers of the Registrant

The following persons are executive officers of Thomas & Betts, and are elected by and serve at the discretion of the Board of Directors.

Dominic J. Pileggi, 58
Chairman and Chief Executive Officer

Mr. Pileggi was elected Chief Executive Officer in January 2004, and Chairman of the Board effective January 2006. Mr. Pileggi has held several executive positions with the Corporation, including President and Chief Operating Officer from 2003 to 2004, and Senior Vice President and Group President – Electrical from 2000 to 2003. He also held various executive positions with Thomas & Betts from 1979 to 1995. Mr. Pileggi was employed by Viasystems Group, Inc., as Executive Vice President from 1998 to 2000 and President – EMS Division of Viasystems in 2000. From 1995 to 1998, he also held various executive positions with Casco Plastic, Inc. and Jordan Telecommunications.

William E. Weaver, Jr., 46
Senior Vice President and Chief Financial Officer

Mr. Weaver was elected Chief Financial Officer in October 2009. Previously, he held the position of Vice President – Controller from November 2008 to 2009. Mr. Weaver was employed by First Horizon Home Loans/MetLife Home Loans from 2006 to 2008. Prior to that time, he was a partner with KPMG LLP from 2002 to 2006 and held various positions including partner with Arthur Andersen LLP from 1984 to 2002.

Charles L. Treadway, 44
Senior Vice President and Group President – Electrical

Mr. Treadway was elected Group President – Electrical in March 2009. Mr. Treadway was employed by Schneider Electric from 2006 to 2009 where he led the company’s Custom Sensors and Technology business. Prior to that time, he was President and Chief Executive Officer of Prettl International, a subsidiary of German-based Prettl GMBH from 2001 to 2005 and he was President of Groupo Teso Mexico, a division of Yale Security (Americas), Inc. from 1999 to 2001.

Imad Hajj, 49
Senior Vice President – Global Operations

Mr. Hajj was elected Senior Vice President – Global Operations in November 2008. Previously, he held several executive positions within the Corporation, including Vice President and Chief Development Officer 2006 to 2008. He also held the position of President – HVAC Division dating back to 2004. Between 1983 and 2004, Mr. Hajj held executive and managerial positions in manufacturing, supply chain, information technology and global electrical manufacturing operations. In addition, he has served as general manager of the Company’s European business.

J.N. Raines, 66
Vice President – General Counsel and Secretary

Mr. Raines was elected Vice President – General Counsel & Secretary in December 2001. Prior to that time, he was a partner of the law firm of Glankler Brown PLLC from 1976 to 2001. He has also served as an assistant United States attorney for the Western District of Tennessee and as a trial lawyer for the anti-trust division of the U.S. Department of Justice.

Stanley P. Locke, 50
Vice President – Business Development and Strategic Planning

Mr. Locke was elected Vice President – Business Development and Strategic Planning in November 2008. Previously, he held the positions of Vice President – Controller and Vice President – Corporate Controller from 2004 to 2008. Prior to that time, he held various positions in finance and corporate development with Sara Lee Corporation, beginning in 1985, as well as with a consulting advisory firm from 2003 to 2004.

NYSE Certifications

Our CEO certified to the New York Stock Exchange in 2009 that we were in compliance with the NYSE listing standards. Our CEO and CFO have executed the certification required by section 302 of the Sarbanes-Oxley Act of 2002, which is contained herein as an exhibit to this Form 10-K for the fiscal year ended December 31, 2009.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol TNB. The following table sets forth by quarter for the last two years the high and low sales prices of our common stock as reported by the NYSE.

At February 12, 2010, the closing price of our common stock on the NYSE was $34.58.

	2009	2008

First Quarter
Market price high	$28.04	$49.12
Market price low	$19.76	$33.26
Second Quarter
Market price high	$33.06	$43.69
Market price low	$23.17	$34.70
Third Quarter
Market price high	$30.76	$48.19
Market price low	$23.82	$32.16
Fourth Quarter
Market price high	$38.55	$38.92
Market price low	$28.36	$15.79

Holders

At February 12, 2010, we had 2,634 shareholders of record, not including shares held in security position listings, or “street name.”

Dividends

We do not currently pay cash dividends. Future decisions concerning the payment of cash dividends will depend upon our results of operations, financial condition, strategic investment opportunities, capital expenditure plans, terms of credit agreements, and other factors that the Board of Directors may consider relevant.

PERFORMANCE GRAPH

This graph shows, from the end of 2004 to the end of 2009, changes in the value of $100 invested in each of Thomas and Betts’ common stock, Standard & Poor’s (“S&P”) Midcap 400 Composite Index, S&P 500 Composite Index and a peer group consisting of five companies whose businesses are representative of our business segments. The companies in the peer group are: Amphenol Corporation, Cooper Industries, Ltd., Eaton Corporation, Hubbell Incorporated and Rockwell Automation Corporation.

In 2009, we are replacing our broad market index of the S&P 500 Composite Index with the S&P Midcap 400 Composite Index. This change provides a better comparison of Thomas & Betts with other companies of similar market capitalization levels. In 2009, we are presenting the information using both the old and new broad market indexes.

	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08	Dec-09
Thomas & Betts Corp.	$100	$136	$154	$159	$78	$116
S&P Midcap 400®	$100	$113	$124	$134	$86	$117
S&P 500®	$100	$105	$121	$128	$81	$102
Custom Peer Group (5 Stocks)	$100	$107	$124	$157	$83	$127

The Custom Peer Group has been weighted in accordance with each company’s market capitalization as of the beginning of each of the five years covered by the performance graph. The weighted return was calculated by summing the products obtained by multiplying (i) the percentage that each company’s market capitalization represents of the total market capitalization for all companies in the index by (ii) the total shareholder return for that company.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In 2008, our Board of Directors approved a share repurchase plan that authorized us to buy 5,000,000 of our common shares. In 2008, we repurchased, with available cash resources, 2,425,000 common shares through open-market transactions. During 2009, we repurchased, with available cash resources, 1,000,000 common shares through open-market transactions. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires in October 2010.

Issuer Purchases of Equity Securities

			Total	Maximum
			Number	Number
			of Common	of Common
			Shares	Shares
	Total		Purchased	that May
	Number of	Average	as Part of	Yet Be
	Common	Price Paid	Publicly	Purchased
	Shares	per Common	Announced	Under
	Purchased	Share	Plans	the Plans

October 2008 Plan (5,000,000 common shares authorized)
1st Quarter 2009:
February 2009	100,000	$23.05	100,000	2,475,000
March 2009	400,000	$22.07	400,000	2,075,000

	500,000	$22.26	500,000	2,075,000
2nd Quarter 2009	—	—	—	2,075,000
3rd Quarter 2009:
September 2009	500,000	$27.52	500,000	1,575,000

	500,000	$27.52	500,000	1,575,000
4th Quarter 2009	—	—	—	1,575,000

Plan total for year ended December 31, 2009	1,000,000	$24.89	1,000,000	1,575,000

Item 6.	SELECTED FINANCIAL DATA

Thomas & Betts Corporation and Subsidiaries

(In thousands, except per share data)	2009	2008	2007	2006	2005

Net sales	$1,898,700	$2,473,824	$2,136,888	$1,868,689	$1,695,383
Net earnings from continuing operations	$107,910	$273,686	$183,676	$175,130	$113,408
Total assets	$2,453,407	$2,410,602	$2,567,786	$1,830,223	$1,920,396
Long-term debt including current maturities	$638,536	$660,944	$811,205	$387,631	$537,959
Per share earnings from continuing operations:
Basic	$2.07	$4.84	$3.17	$2.90	$1.89
Diluted	$2.04	$4.79	$3.13	$2.85	$1.86

Note: Selected financial data in 2008 and 2007 reflect acquisitions by the Corporation for consideration of approximately $90 million and $750 million, respectively. The Corporation funded certain of the 2008 and 2007 acquisitions using its revolving credit facility. Net earnings from continuing operations in 2008 reflects a pre-tax gain of approximately $170 million from the Corporation’s sale of its minority interest in Leviton Manufacturing Company.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Introduction

Thomas & Betts Corporation is a leading designer and manufacturer of electrical components used in industrial, construction, utility and communications markets. We are also a leading producer of commercial heating and ventilation units and highly engineered steel structures used for utility transmission. We have operations in approximately 20 countries. Manufacturing, marketing and sales activities are concentrated primarily in North America and Europe.

Critical Accounting Policies

The preparation of financial statements contained in this report requires the use of estimates and assumptions to determine certain amounts reported as net sales, costs, expenses, assets or liabilities and certain amounts disclosed as contingent assets or liabilities. Actual results may differ from those estimates or assumptions. Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements. We believe our critical accounting policies include the following:

•	Revenue Recognition: We recognize revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. We recognize revenue for service agreements over the applicable service periods. Sales discounts, quantity and price rebates, and allowances are estimated based on contractual commitments and experience and recorded as a reduction of revenue in the period in which the sale is recognized. Quantity rebates are in the form of volume incentive discount plans, which include specific sales volume targets or year-over-year sales volume growth targets for specific customers. Certain distributors can take advantage of price rebates by subsequently reselling our products into targeted construction projects or markets. Following a distributor’s sale of an eligible product, the distributor submits a claim for a price rebate. A number of distributors, primarily in our Electrical segment, have the right to return goods under certain circumstances and those returns, which are reasonably estimable, are accrued as a reduction of revenue at the time of shipment. We analyze historical returns and allowances, current economic trends and specific customer circumstances when evaluating the adequacy of accounts receivable related reserves and accruals. We provide allowances for doubtful accounts when credit losses are both probable and estimable.

•	Inventory Valuation: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. To ensure inventories are carried at the lower of cost or market, we periodically evaluate the carrying value of our inventories. We also periodically perform an evaluation of inventory for excess and obsolete items. Such evaluations are based on management’s judgment and use of estimates. Such estimates incorporate inventory quantities on-hand, aging of the inventory, sales history and forecasts for particular product groupings, planned dispositions of product lines and overall industry trends.

•	Goodwill and Other Intangible Assets: We apply the acquisition (purchase) method of accounting for all business combinations. Under this method, all assets and liabilities acquired in a business combination, including goodwill, indefinite-lived intangibles and other intangibles, are recorded at fair value. The initial recording of goodwill and other intangibles

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

In conjunction with each test of goodwill we determine the fair value of each reporting unit and compare the fair value to the reporting unit’s carrying amount. A reporting unit is defined as an operating segment or one level below an operating segment. We determine the fair value of our reporting units using a combination of three valuation methods: market multiple approach; discounted cash flow approach; and comparable transactions approach. The market multiple approach provides indications of value based on market multiples for public companies involved in similar lines of business. The discounted cash flow approach calculates the present value of projected future cash flows using assumptions consistent with those of market participants. The comparable transactions approach provides indications of value based on an examination of recent transactions in which companies in similar lines of business were acquired. The fair values derived from these three valuation methods are then weighted to arrive at a single value for each reporting unit. Relative weights assigned to the three methods are based upon the availability, relevance and reliability of the underlying data. We then reconcile the total values for all reporting units to our market capitalization and evaluate the reasonableness of the implied control premium.

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

the assets are considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, we estimate fair values using the expected future discounted cash flows using assumptions consistent with those of market participants. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to dispose.

•	Pension and Other Postretirement Benefit Plan Actuarial Assumptions: We recognize the overfunded or underfunded status of benefit plans in our consolidated balance sheets. For purposes of calculating pension and postretirement medical benefit obligations and related costs, we use certain actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these assumptions annually. Other assumptions include employee demographic factors (retirement patterns, mortality and turnover), rate of compensation increase and the healthcare cost trend rate. See additional information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Qualified Pension Plans.

•	Income Taxes: We use the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and requires an evaluation of asset realizability based on a more-likely-than-not criteria. We have valuation allowances for deferred tax assets primarily associated with foreign net operating loss carryforwards and foreign income tax credit carryforwards. Realization of the deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We believe that it is more-likely-than-not that future taxable income, based on enacted tax laws in effect as of December 31, 2009, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances.

•	Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of currently available facts related to each site. The operation of manufacturing plants involves a high level of susceptibility in these areas, and there is no assurance that we will not incur material environmental or occupational health and safety liabilities in the future. Moreover, expectations of remediation expenses could be affected by, and potentially significant expenditures could be required to comply with, environmental regulations and health and safety laws that may be adopted or imposed in the future. Future remediation technology advances could adversely impact expectations of remediation expenses.

Summary of Consolidated Results

	2009		2008		2007
	In	% of Net	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales	Thousands	Sales

Net sales	$1,898,700	100.0	$2,473,824	100.0	$2,136,888	100.0
Cost of sales	1,328,817	70.0	1,697,844	68.6	1,475,347	69.0

Gross profit	569,883	30.0	775,980	31.4	661,541	31.0
Selling, general and administrative	372,927	19.6	430,717	17.4	371,853	17.4
Intangible asset impairment	5,794	0.3	32,700	1.3	—	—

Earnings from operations	191,162	10.1	312,563	12.7	289,688	13.6
Interest expense, net	(35,483)	(1.9)	(43,426)	(1.8)	(23,521)	(1.2)
Loss on extinguishment of debt	(6,391)	(0.3)	—	—	—	—
Other (expense) income, net	1,846	0.1	(7,737)	(0.3)	(2,276)	(0.1)
Gain on sale of equity interest	—	—	169,684	6.9	—	—

Earnings from continuing operations before income taxes	151,134	8.0	431,084	17.5	263,891	12.3
Income tax provision	43,224	2.3	157,398	6.4	80,215	3.7

Net earnings from continuing operations	107,910	5.7	273,686	11.1	183,676	8.6
Loss from discontinued operations, net	—	—	(8,355)	(0.3)	(460)	(0.0)

Net earnings	$107,910	5.7	$265,331	10.8	$183,216	8.6

Basic earnings (loss) per share:
Continuing operations	$2.07		$4.84		$3.17
Discontinued operations	—		(0.15)		(0.01)

Net earnings	$2.07		$4.69		$3.16

Diluted earnings (loss) per share:
Continuing operations	$2.04		$4.79		$3.13
Discontinued operations	—		(0.15)		(0.01)

Net earnings	$2.04		$4.64		$3.12

Year 2009 Compared with 2008

Overview

Net sales in 2009 decreased significantly from 2008 primarily reflecting lower sales volumes on weaker global demand in our Electrical and HVAC segments. Additionally, during 2009, we did not experience the traditional seasonal summer increase in non-residential construction-related demand usually seen in our Electrical segment. A stronger U.S. dollar during 2009 also negatively impacted net sales in 2009. Although current year production volumes decreased significantly, gross profit as a percent of net sales in 2009 decreased only 1.4 percentage points.

Earnings from operations in dollars and as a percent of sales decreased from the prior year primarily as a result of lower sales and production volumes. Prior actions taken to reduce headcount and cut expenses, the impact of lower current year commodity costs, and our discipline in managing price muted the negative impact of lower sales volumes on 2009 earnings. Earnings from operations in 2009 included a charge related to a facility consolidation, a non-cash charge for intangible asset impairment, a charge for an estimate revision for an environmental remediation site and a benefit from a self-insurance reserves adjustment. Earnings from operations in 2008 included a non-cash charge for intangible asset impairment and a benefit from a favorable legal settlement.

During 2009, we refinanced certain long-term debt and recognized a loss on extinguishment of debt.

During 2008, we sold our minority interest in Leviton Manufacturing Company (“Leviton”) and recognized a pre-tax gain of $170 million.

Net earnings in 2009 were $107.9 million, or $2.04 per diluted share compared to net earnings of $265.3 million, or $4.64 per diluted share in 2008. Net earnings in 2009 included a net after-tax charge totaling $12.4 million ($0.23 per diluted share) and net earnings in 2008 included a net after-tax benefit totaling $74.9 million ($1.31 per diluted share). Net earnings in 2008 also included an $8.4 million ($0.15 pre diluted share) after-tax loss from discontinued operations that reflects a loss on sale in connection with the completion of planned divestitures of non-core businesses acquired as part of a 2007 acquisition.

Net Sales and Gross Profit

Net sales in 2009 were $1.9 billion, down 23.2% from 2008. The year-over-year sales decrease primarily reflects lower sales volumes on weaker global demand in our Electrical and HVAC segments. The stronger U.S. dollar negatively impacted sales by approximately $77 million in 2009 when compared to 2008.

Gross profit in 2009 was $569.9 million, or 30.0% of net sales, compared to $776.0 million, or 31.4% of net sales, in 2008. The year-over-year decrease as a percent of sales reflects the impact of lower production volumes. Actions taken in the second half of 2008 and during 2009 to lower overall manufacturing costs — headcount and expense cuts — helped mitigate the negative impact of lower production volumes. Lower current year commodity costs and our discipline in managing our price-cost relationship also benefited current year gross profit. Gross profit also reflected net charges totaling approximately $4 million related to a facility consolidation, which partially offset a benefit from a self-insurance reserve adjustment.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense in 2009 was $372.9 million, or 19.6% of net sales, compared to $430.7 million, or 17.4% of net sales, in 2008. SG&A expense in 2009 reflects a $4 million environmental remediation charge. SG&A expense in 2008 reflects a favorable $12 million legal settlement.

Intangible Asset Impairment

During 2009, we recognized impairment of non-amortizing intangible assets in our Electrical segment of $4.6 million and in our HVAC segment of $1.2 million. During 2008, we recognized impairment of intangible assets of $32.7 million in our Electrical segment.

Interest Expense, Net

Interest expense, net was $35.5 million in 2009, down $7.9 million from 2008. The decrease reflects lower average debt outstanding during 2009 when compared to 2008. Interest income included in interest expense, net was $0.8 million in 2009 and $4.7 million in 2008. Interest expense was $36.3 million for 2009 and $48.1 million for 2008.

Loss on Extinguishment of Debt

During 2009, we issued $250 million of 5.625% senior notes due 2021 and used a portion of the net proceeds to retire $125 million of 7.25% notes due 2013. We recognized a loss on extinguishment of debt of $6.4 million during 2009 associated with the early repayment of the 2013 notes.

Gain on Sale of Equity Interest

During 2008, we sold our minority interest in Leviton for net proceeds of $280 million and recognized a pre-tax gain of $169.7 million.

Income Taxes

The effective tax rate in 2009 was 28.6% compared to 36.5% in 2008. The higher prior year effective rate for 2008 reflects the gain on sale of our minority interest in Leviton, the $32.7 million non-cash charge for impairment of intangible assets and a $14 million non-cash tax charge. The effective rate for both years reflects benefits from our Puerto Rican manufacturing operations.

Net Earnings

Net earnings in 2009 were $107.9 million, or $2.04 per diluted share compared to net earnings of $265.3 million, or $4.64 per diluted share in 2008. Net earnings in 2009 included a net after-tax charge totaling $12.4 million ($0.23 per diluted share) associated with debt refinancing, a facility consolidation, a non-cash charge for intangible asset impairment, a charge for an estimate revision for an environmental remediation site and a benefit from a self-insurance reserves adjustment. Net earnings in 2008 included a net after-tax benefit totaling $74.9 million ($1.31 per diluted share) associated with the gain on sale of Leviton, a non-cash charge for intangible asset impairment, an out-of-period non-cash tax charge and a benefit from a favorable legal settlement. Net earnings in 2008 also included an $8.4 million ($0.15 pre diluted share) after-tax loss from discontinued operations that reflects a loss on sale in connection with the completion of planned divestitures of non-core businesses acquired as part of a 2007 acquisition.

Year 2008 Compared with 2007

Overview

Thomas & Betts’ 2008 performance exceeded that of 2007, despite the economic turmoil that began to spread beyond the residential-related markets in the second half of the year. Net sales and gross profit in 2008 increased from 2007 by 16% and 17%, respectively. Electrical segment acquisitions completed in 2007 and early 2008 played a major role in the year-over-year increases in net sales and gross profit. Price increases in 2008 related to higher commodity and energy costs helped to offset lower underlying sales volumes in 2008. Gross profit in 2008 as a percent of net sales increased modestly over the prior year.

Earnings from operations in 2008 were negatively impacted by a $32.7 million non-cash charge in the fourth quarter for intangible asset impairment. Selling, general and administrative expense in 2008 as a percent of net sales remained flat with the prior year.

Interest expense, net increased year-over-year primarily as a result of funding required for acquisitions.

During 2008, we sold our minority interest in Leviton and recognized a pre-tax gain of $170 million.

Net earnings from continuing operations in 2008 were $273.7 million, or $4.79 per diluted share. Net earnings from continuing operations in 2007 were $183.7 million, or $3.13 per diluted share.

The 2008 $8.4 million loss from discontinued operations, net reflects a fourth quarter loss on sale in connection with the completion of planned divestures of non-core pipe businesses acquired as part of the 2007 acquisition of Lamson & Sessions Co.

Net earnings including discontinued operations in 2008 were $265.3 million, or $4.64 per diluted share. Net earnings including discontinued operations in 2007 were $183.2 million, or $3.12 per diluted share.

Net Sales and Gross Profit

Net sales in 2008 were $2.5 billion, up 15.8% from 2007. Acquisitions completed in 2007 and early 2008 accounted for $314 million of the year-over-year increase in net sales. Price increases in 2008 related to higher commodity and energy costs helped to offset lower underlying sales volumes in 2008. Favorable foreign currency exchange driven by strong Canadian and European currencies against a weaker U.S. dollar, primarily in the first half of the year, accounted for approximately $19 million of the sales increase.

Gross profit in 2008 was $776.0 million, or 31.4% of net sales, compared to $661.5 million, or 31.0% of net sales, in 2007. The year-over-year improvement in gross profit dollars and percent of net sales largely reflects the favorable impact of acquisitions.

Selling, General and Administrative

SG&A expense in 2008 was $430.7 million, or 17.4% of net sales, compared to $371.9 million, or 17.4% of net sales, in the prior year. The $59 million increase in SG&A expense largely reflects the impact of the acquisitions. SG&A expense in 2008 included $26.6 million of intangible asset amortization and a favorable $12 million legal settlement. SG&A expense in 2007 included $8.3 million of intangible asset amortization ($7 million of which related to the 2007 acquisitions), a $7 million charge for a legal settlement and $7 million in expenses for revised estimates for certain environmental site remediation.

Intangible Asset Impairment

During 2008, we recognized impairment of non-amortizing intangible assets of $32.7 million in our Electrical segment.

Interest Expense, Net

Interest expense, net was $43.4 million for 2008 up $19.9 million from the prior year primarily as a result of funding required for the acquisitions and lower interest income. Interest income included in interest expense, net was $4.7 million for 2008 compared to $10.6 million for 2007. Interest expense was $48.1 million for 2008 and $34.1 million for 2007.

Gain on Sale of Equity Interest

During 2008, we sold our minority interest in Leviton for net proceeds of $280 million and recognized a pre-tax gain of $169.7 million.

Income Taxes

The effective tax rate in 2008 was 36.5 percent compared to 30.4 percent in 2007. The higher 2008 rate reflects the impact on domestic pre-tax earnings of the $170 million gain on sale of our minority interest in Leviton and the $32.7 million non-cash charge for intangible asset impairment.

Additionally, the 2008 rate reflects an out-of-period, non-cash tax charge of $14 million. The effective rate for both years reflects benefits from our Puerto Rican manufacturing operations.

Net Earnings

Net earnings from continuing operations in 2008 were $273.7 million, or $4.79 per diluted share. Net earnings from continuing operations in 2007 were $183.7 million, or $3.13 per diluted share. Higher 2008 net earnings from continuing operations reflect the previously noted gain on sale of our minority interest in Leviton, a favorable legal settlement, a non-cash tax charge related to an adjustment of prior period deferred income taxes and a non-cash charge for intangible asset impairment (collectively, $1.31 per diluted share).

Loss from discontinued operations, net in 2008 was $8.4 million, or $0.15 per diluted share, in 2008 compared to $0.5 million, or $0.01 per diluted share, in 2007. Loss from discontinued operations, net in 2008 reflects an $8.1 million loss on sale in conjunction with the completion of planned divestures of non-core pipe businesses acquired as part of the 2007 acquisition of Lamson & Sessions Co.

Net earnings including discontinued operations in 2008 were $265.3 million, or $4.64 per diluted share. Net earnings including discontinued operations in 2007 were $183.2 million, or $3.12 per diluted share.

Summary of Segment Results

	2009		2008		2007
	In	% of Net	In	% of Net	In	% of Net
Net Sales	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$1,554,326	81.9	$2,103,121	85.0	$1,766,598	82.7
Steel Structures	234,462	12.3	231,554	9.4	227,356	10.6
HVAC	109,912	5.8	139,149	5.6	142,934	6.7

	$1,898,700	100.0	$2,473,824	100.0	$2,136,888	100.0

	2009		2008		2007
	In	% of Net	In	% of Net	In	% of Net
Segment Earnings	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$270,154	17.4	$416,732	19.8	$352,901	20.0
Steel Structures	47,433	20.2	44,336	19.1	42,623	18.7
HVAC	18,213	16.6	25,693	18.5	27,175	19.0

Segment earnings	335,800	17.7	486,761	19.7	422,699	19.8
Corporate expense	(47,423)		(41,634)		(62,768)
Depreciation, amortization and share-based compensation	(91,421)		(99,864)		(70,243)
Intangible asset impairment	(5,794)		(32,700)		—
Interest expense, net	(35,483)		(43,426)		(23,521)
Loss on extinguishment of debt	(6,391)		—		—
Other (expense) income, net	1,846		(7,737)		(2,276)
Gain on sale of equity interest	—		169,684		—

Earnings from continuing operations before income taxes	$151,134		$431,084		$263,891

We have three reportable segments: Electrical, Steel Structures and HVAC. We evaluate our business segments primarily on the basis of segment earnings, with segment earnings defined as earnings before corporate expense, depreciation and amortization expense, share-based compensation expense, interest, income taxes and certain other items.

Our segment earnings are significantly influenced by the operating performance of our Electrical segment that accounted for more than 80% of our consolidated net sales and consolidated segment earnings during 2009, 2008, and 2007.

Electrical Segment

Year 2009 Compared with 2008

Electrical segment net sales in 2009 were $1.6 billion, down 26.1% from 2008. Decreased sales compared to 2008 reflect weaker demand for electrical products used in construction, industrial utility and communications markets. Virtually all product and geographic markets in the Electrical segment experienced significant year-over-year volume declines. During 2009, we did not experience the traditional seasonal summer increase in non-residential construction-related demand usually seen in our Electrical segment. The stronger U.S. dollar negatively impacted sales by approximately $75 million in 2009.

Electrical segment earnings in 2009 were $270.2 million, down 35.2% from 2008. Electrical segment earnings in 2009 included net charges totaling approximately $4 million related to a facility consolidation, which were partially offset an adjustment of self-insurance reserves. The decline in year-over-year segment earnings compared to 2008 reflects primarily the impact of lower sales and production volumes.

Year 2008 Compared with 2007

Electrical segment net sales in 2008 were $2.1 billion, up 19.1% from 2007. Acquisitions completed in 2007 and early 2008 accounted for $314 million of the year-over-year increase in net sales. Price increases in 2008 related to higher commodity and energy costs helped to offset lower underlying sales volumes in 2008. Favorable foreign currency exchange accounted for approximately $17 million of the sales increase.

Electrical segment earnings in 2008 were $416.7 million, up 18.1% from 2007. The improvement in year-over-year segment earnings largely reflects the favorable impact of acquisitions. Price increases in 2008 related to higher commodity and energy costs helped to offset the earnings impact of lower underlying sales volumes.

Steel Structures Segment

Year 2009 Compared with 2008

Net sales in 2009 in our Steel Structures segment were $234.5 million, up 1.3% from 2008. Relatively flat year-over-year net sales reflect an increase in volumes that were partially offset by price decreases from lower steel costs. Segment earnings in 2009 were $47.4 million, up 7.0% from 2008, primarily reflecting improved project mix.

Year 2008 Compared with 2007

Net sales in 2008 in our Steel Structures segment were $231.6 million, up 1.9% from 2007. Segment earnings in 2008 were $44.3 million, up 4.0% from 2007, primarily reflecting changes in project mix.

HVAC Segment

Year 2009 Compared with 2008

Net sales in 2009 in our HVAC segment were $109.9 million, down 21.0% from 2008. HVAC segment earnings in 2009 were $18.2 million, down 29.1% from 2008. The sales and earnings declines reflect volume declines resulting from weak commercial construction markets and the curtailment of maintenance and replacement spending in key end markets.

Year 2008 Compared with 2007

Net sales in 2008 in our HVAC segment were $139.1 million, down 2.7% from 2007. HVAC segment earnings in 2008 were $25.7 million, down 5.5% from 2007, primarily due to lower sales volumes.

Liquidity and Capital Resources

We had cash and cash equivalents of $478.6 million and $292.5 million at December 31, 2009 and 2008, respectively.

The following table reflects the primary category totals in our Consolidated Statements of Cash Flows.

(In thousands)	2009	2008	2007

Net cash provided by (used in) operating activities	$237,862	$257,861	$261,360
Net cash provided by (used in) investing activities	(35,091)	224,272	(809,778)
Net cash provided by (used in) financing activities	(53,110)	(312,685)	317,836
Effect of exchange-rate changes on cash and cash equivalents	36,458	(26,880)	9,540

Net increase (decrease) in cash and cash equivalents	186,119	142,568	(221,042)
Cash and cash equivalents, beginning of year	292,494	149,926	370,968

Cash and cash equivalents, end of year	$478,613	$292,494	$149,926

Operating Activities

Cash provided by operating activities in 2009 was primarily attributable to net income of $107.9 million. Operating activities in 2009 included depreciation and amortization of $75.1 million, a non-cash charge for intangible asset impairment of $5.8 million, share-based compensation expense of $16.3 million and loss on extinguishment of debt of $6.4 million. Net changes in working capital (accounts receivable, inventories and accounts payable) and accrued liabilities positively impacted cash flows by $35.9 million in 2009. Funding to qualified pension plans of $51.7 million negatively impacted cash flows in 2009. Operating activities were also unfavorably impacted by change in control payments of $5.4 million related to the Lamson & Sessions Co. (“LMS”) acquisition.

Cash provided by operating activities in 2008 was primarily attributable to net income of $265.3 million. Net income in 2008 reflected the second quarter pre-tax gain on sale of our minority interest in Leviton of $169.7 million. Additionally, income taxes related to divestitures during 2008 negatively impacted cash flows by approximately $70 million. Operating activities in 2008 included depreciation and amortization of $80.4 million, a non-cash charge for intangible asset impairment of $32.7 million and share-based compensation expense of $19.4 million. Changes in working capital (accounts receivable, inventories and accounts payable) as well as accrued liabilities positively impacted cash flows by $36.8 million in 2008. Operating activities in 2008 were also unfavorably impacted by change in control payments related to the LMS acquisition of $13.6 million.

Cash provided by operating activities in 2007 was primarily attributable to net income of $183.2 million. Operating activities in 2007 included depreciation and amortization of $57.8 million and share-based compensation expense of $12.5 million. Changes in working capital (accounts receivable, inventories and accounts payable) as well as accrued liabilities had a negligible impact on cash flows in 2007. Operating activities in 2007 also reflected $8.8 million in merger-related transaction costs incurred by LMS that were subsequently paid by Thomas & Betts.

Investing Activities

During 2009, we had capital expenditures to support our ongoing business plans totaling $41.1 million. We expect capital expenditures to be in the mid-$40 million to low-$60 million range for the full year 2010. Investing activities in 2009 also reflect the release of restricted cash for change in control payments related to the LMS acquisition of $5.1 million.

Investing activities in 2008 included the sale of the held-for-sale operations and LMS headquarters building that were acquired as part of the LMS acquisition totaling approximately $65.4 million. Investing activities in 2008 also reflect the sale of our minority interest in Leviton for net proceeds of $280 million. Two acquisitions totaling $91 million and capital expenditures totaling $42.1 million also impacted investing activities during 2008. Investing activities in 2008 also reflect release of restricted cash for change in control payments related to the LMS acquisition of $8.7 million.

Investing activities in 2007 included the acquisitions of LMS for approximately $450 million, the Joslyn Hi-Voltage and Power Solutions businesses from Danaher Corporation for approximately $280 million and Drilling Technical Supply SA for approximately $23 million. Capital expenditures totaling $40.7 million also impacted investing activities during 2007. Investing activities in 2007 also reflect establishment of restricted cash used for change in control payments related to the LMS acquisition of $16.7 million.

Financing Activities

Financing activities in 2009 included the repurchase of 1.0 million common shares for $25 million. During the fourth quarter of 2009, we issued $250 million of 5.625% senior notes due 2021 and used a portion of the net proceeds to retire $125 million of 7.25% notes due 2013 and repay $95 million of outstanding indebtedness on our revolving credit facility. In the first quarter of 2009, we repaid $148 million of debt using a combination of cash and borrowings under our revolving credit facility. Financing activities in 2009 resulted in no net change in the balance of our revolving credit facility from year-end 2008 to year-end 2009. During 2009, the Corporation reduced its total outstanding debt by approximately $26 million.

Financing activities in 2008 reflected cash used for the repurchase of approximately 5.2 million common shares for $161 million. Financing activities in 2008 also reflected repayment of $124 million of debt and net repayments on our revolving credit facility of $30 million.

Financing activities in 2007 reflected cash used for the repurchase of approximately 2.5 million common shares for $133 million. Financing activities in 2007 also reflected net proceeds on our revolving credit facility of $420 million and cash provided by stock option exercises of $25 million.

$750 million Credit Facility

We have a revolving credit facility with total availability of $750 million and a five-year term expiring in October 2012. All borrowings and other extensions of credit under our revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the revolving credit facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility. At December 31, 2009 and 2008, $390 million was outstanding under this facility.

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

Outstanding letters of credit, which reduced availability under the credit facility, amounted to $20.7 million at December 31, 2009. The letters of credit relate primarily to third-party insurance claims processing.

Other Credit Facilities

We have a EUR 10.0 million (approximately US$14.4 million) committed revolving credit facility with a European bank that has an indefinite maturity. There were no balances outstanding or letters of credit that reduced availability under the European facility at December 31, 2009. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default.

We have a CAN 30.0 million (approximately US$28.7 million) committed revolving credit facility with a Canadian bank that matures in 2011. There were no outstanding balances or letters of credit that reduced availability under the Canadian facility at December 31, 2009. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default.

Other Letters of Credit

As of December 31, 2009, we also had letters of credit in addition to those discussed above that do not reduce availability under our credit facilities. We had $11.4 million of such additional letters of credit that relate primarily to environmental assurances, third-party insurance claims processing, performance guarantees and acquisition obligations.

Compliance and Availability

We are in compliance with all covenants or other requirements set forth in our credit facilities. However, if we fail to be in compliance with the financial or other covenants of our credit agreements, then the credit agreements could be terminated, any outstanding borrowings under the agreements could be accelerated and immediately due, and we could have difficulty replacing those credit facilities or obtaining credit facilities in the future.

As of December 31, 2009, the aggregate availability of funds under our credit facilities is approximately $382.4 million, after deducting outstanding letters of credit. Availability is subject to the satisfaction of various covenants and conditions to borrowing.

Credit Ratings

As of December 31, 2009, we had investment grade credit ratings from Standard & Poor’s, Moody’s Investor Service and Fitch Ratings on our senior unsecured debt. Should these credit ratings drop, repayment under our credit facilities and securities will not be accelerated; however, our credit costs may increase. Similarly, if our credit ratings improve, we could potentially have a decrease in our credit costs. The maturity of any of our debt securities does not accelerate in the event of a credit downgrade.

Debt Securities

Thomas & Betts had the following unsecured debt securities outstanding as of December 31, 2009:

Issue Date	Amount	Interest Rate	Interest Payable	Maturity Date

November 2009	$250.0 million	5.625%	May 15 and November 15	November 2021

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

Other

In 2007, our Board of Directors approved a share repurchase plan that authorized us to buy 3,000,000 of our common shares. In 2007, we repurchased, with available cash resources, 200,700 common shares through open-market transactions. During 2008, we repurchased, with available cash resources, the remaining 2,799,300 common shares authorized by this plan through open-market transactions.

In 2008, our Board of Directors approved a share repurchase plan that authorized us to buy an additional 5,000,000 of our common shares. In 2008, we repurchased, with available cash resources, 2,425,000 common shares through open-market transactions. During 2009, we repurchased, with available cash resources, 1,000,000 common shares through open-market transactions. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires in October 2010.

We do not currently pay cash dividends. Future decisions concerning the payment of cash dividends on the common stock will depend upon our results of operations, financial condition, strategic investment opportunities, continued compliance with credit facilities and other factors that the Board of Directors may consider relevant.

As of December 31, 2009, we have $478.6 million in cash and cash equivalents and $382.4 million of aggregate availability under our credit facilities. We renewed our effective shelf registration with the Securities and Exchange Commission on December 3, 2008, utilizing the well-known seasoned issuer (WKSI) process. The registration permits us to issue common stock, preferred stock and debt securities. The registration is effective for a period of three years from the date of filing. We continue to have cash requirements to, among other things, support working capital and capital expenditure needs, service debt and fund our retirement plans as required. We generally intend to use available cash and internally generated funds to meet these cash requirements and may borrow under existing credit facilities or access the capital markets as needed for liquidity. During 2008, credit markets were materially disrupted, significantly limiting the availability of credit. Those conditions mitigated somewhat during 2009. To date, our liquidity has not been adversely affected by the current credit market. We believe that we have sufficient liquidity to satisfy both short-term and long-term requirements.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements.

Refer to Note 19 in the Notes to Consolidated Financial Statements for information regarding our guarantee and indemnification arrangements.

Contractual Obligations

The following table reflects our total contractual cash obligations as of December 31, 2009:

			2011	2013
			through	through
(In millions)	Total	2010	2012	2014	Thereafter

Long-Term Debt Including Current Maturities(a)	$638.5	$0.5	$390.0	$—	$248.0	(b)
Estimated Interest Payments(c)	228.9	34.4	52.8	45.0	96.7
Operating Lease Obligations	54.9	15.7	21.1	10.9	7.2

Total Contractual Cash Obligations(d)	$922.3	$50.6	$463.9	$55.9	$351.9

(a)	Includes capital leases.

(b)	Principal amount excluding unamortized discount is $250 million.

(c)	Reflects stated interest rates for fixed rate debt (including debt hedged via an interest rate swap) and year-end interest rates for variable rate debt.

(d)	We have liabilities associated with our qualified and non-qualified pension and postretirement benefit plans reflected in our consolidated balance sheet. Future contribution obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. Funding of these obligations will be dependent on future events such as the funded status of benefit plans, laws and regulations and the employment decisions of participants. Therefore, the timing of these payments cannot be precisely determined. In 2009, we made a $50 million voluntary tax-deductible contribution to one of our major domestic qualified pension plans that was not legally required. We expect required contributions to our qualified pension plans in 2010 to be minimal.

Credit Risk

We continually evaluate the credit risk associated with our customers. Credit risk with respect to trade receivables is mitigated in part by the large number of customers comprising our customer base and their dispersion across many different industries and geographic areas. No customer receivable exceeds 10% of total accounts receivable as of December 31, 2009. See also Risk Factors.

Qualified Pension Plans

We have domestic and foreign qualified pension plans with domestic plans accounting for a substantial portion of total plan liabilities and assets. Our contributions to all qualified pension plans were $52 million in 2009, $2 million in 2008 and $2 million in 2007. We expect required contributions to our qualified pension plans in 2010 to be minimal. The following information indicates the funded status for our qualified pension plans:

All qualified pension plans:

	December 31,	December 31,
(In millions)	2009	2008

Benefit obligation	$480	$441
Fair value of plan assets	$420	$320

Our qualified pension plan assets at December 31, 2009 and 2008, were included in the following asset categories:

	Plan Assets
	December 31,
	2009	2008

Asset Category
Domestic equity securities	38%	37%
International equity securities	24%	20%
Debt securities	27%	31%
Other, including alternative investments	11%	12%

Total	100%	100%

The financial objectives of our investment policy is (1) to maximize returns in order to minimize contributions and long-term cost of funding pension liabilities, within reasonable and prudent levels of risk, (2) to match liability growth with the objective of fully funding benefits as they accrue and (3) to achieve annualized returns in excess of the policy benchmark. The Corporation’s asset allocation targets are 43% U.S. domestic equity securities, 15% international equity securities, 26% fixed income and high yield debt securities and 16% other, including alternative investments. As of December 31, 2009 and 2008, no pension plan assets were directly invested in Thomas & Betts Corporation common stock.

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

	2009	2008	2007

Weighted-average long-term rates of return used to determine net periodic pension cost	8.59%	8.41%	8.52%

Reflected in the rates above are domestic weighted-average long-term rates of return of 8.75% for 2009, 2008 and 2007.

The assumed discount rates we use for our qualified pension plans represent long-term high quality corporate bond rates commensurate with liability durations of our plans. Discount rates used to determine net periodic pension cost for all qualified pension plans are as follows:

	2009	2008	2007

Discount rates used to determine net periodic pension cost	6.30%	6.18%	5.62%

Reflected in the rates above are domestic discount rates to determine net periodic pension cost of 6.25% in 2009 and 2008 and 5.75% in 2007.

Discount rates used to determine pension benefit obligations as of December 31, 2009 and 2008 for all qualified pension plans were 5.62% and 6.30%, respectively, and reflect domestic discount rates of 5.63% for 2009 and 6.25% for 2008.

The potential impact on the 2009 net periodic pension cost resulting from a hypothetical one-percentage-point change in the assumed weighted-average long-term rate of return while maintaining a constant discount rate would be approximately $3 million. The potential impact on the 2009 net periodic pension cost resulting from a hypothetical one-percentage-point increase in the assumed discount rate while maintaining a constant weighted-average long-term rate of return would be a decrease of approximately $5 million, and a hypothetical one-percentage-point decrease in the assumed discount rate while maintaining a constant weighted-average long-term rate of return would be an increase of approximately $6 million.

Effective January 1, 2008, substantially all domestic defined benefit pension plans were closed to new entrants.

During the fourth quarter of 2009, our Board of Directors approved a plan for the suspension of future pension plan benefit accruals after December 31, 2010 for the domestic non-bargaining plan participants under the Thomas & Betts Pension Plan.

For additional information regarding our qualified and non-qualified pension plans and other post-retirement plans, refer to Note 14 in the Notes to Consolidated Financial Statements.

Lamson & Sessions Co. (“LMS”) Restructuring and Integration Plan

The merger of Lamson & Sessions Co. into Thomas & Betts Corporation was completed in November 2007. Our senior management began assessing and formulating a restructuring and integration plan as of the acquisition date. Approval of the plan by our senior management and Board of Directors occurred during the first quarter of 2008. The objective of the restructuring and integration plan was to achieve operational efficiencies and eliminate duplicative operating costs resulting from the LMS acquisition. We also intended to achieve greater efficiency in sales, marketing, administration and other operational activities. We identified certain liabilities and other costs for restructuring and integration actions. Included in this amount are approximately $14 million of planned severance costs for involuntary termination of approximately 320 employees of LMS and approximately $8 million of lease cancellation costs associated with the closure of LMS distribution centers, which was recorded as part of our purchase price allocation of LMS. Severance and lease cancellation costs have been reflected in our consolidated balance sheets in accrued liabilities and reflect cash paid or to be paid for these actions. Integration costs were recognized as incurred and either expensed or capitalized, as appropriate. The amount recognized as integration expense during 2008 was approximately $3 million. The actions required by the plan began soon after the plan was approved, including the communication to affected employees of our intent to terminate as soon as possible.

We ceased operations at all LMS distribution centers during the second quarter of 2008, consolidating these activities into our existing distribution centers. As of December 31, 2009, substantially all employees planned for involuntary termination under the plan have been terminated. Payments associated with certain of the restructuring and integration actions taken are expected to extend beyond 2009 due to compliance with applicable regulations and other considerations. The cash payments necessary to fund the plan are expected to come from operations or available cash resources including restricted cash.

We decided at the time of acquisition to divest the rigid polyvinyl chloride (“PVC”) and high-density polyethylene (“HDPE”) conduit, duct and pressure pipe businesses, which were acquired as part of the LMS acquisition. The operations associated with these businesses since the date of acquisition were reflected as discontinued operations in our consolidated statements of operations. During 2008, we completed the divestiture of these discontinued operations. Results from discontinued operations for 2008 reflected net sales of approximately $164 million, loss before income taxes of $12.9 million, an income tax benefit of $4.5 million and net loss of $8.4 million.

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

Interest Rate Risk

During the fourth quarter of 2007, we entered into a forward-starting amortizing interest rate swap for a notional amount of $390 million. The notional amount reduces to $325 million on December 15, 2010, $200 million on December 15, 2011 and $0 on October 1, 2012. The interest rate swap hedges $390 million of our exposure to changes in interest rates on borrowings under our $750 million credit facility. We have designated the receive variable/pay fixed interest rate swap as a cash flow hedge for accounting purposes. Under the interest rate swap, we receive one-month LIBOR and pay an underlying fixed rate of 4.86%. As of December 31, 2009, we recorded a swap liability of $28.7 million and a related contra equity amount, net of tax, of $17.6 million in accumulated other comprehensive income. We recognized a $0.1 million benefit to interest expense in 2009, a $0.1 million benefit to interest expense in 2008 and a $0.5 million charge in 2007 for the ineffective portion of the swap.

The following table reflects our interest rate sensitive derivative financial instruments as of December 31, 2009:

						December 31,
	Expected Maturities During					2009
	Year Ended December 31,					Fair Value
(In millions)	2010	2011	2012	2013	2014	(Liability)

Maturities on floating to fixed interest rate swap	$65.0	$125.0	$200.0			$(28.7)
Average pay rate	4.86%	4.86%	4.86%
Average receive rate	1-month LIBOR	1-month LIBOR	1-month LIBOR

Forward Foreign Exchange Contracts

We had no outstanding forward sale or purchase contracts as of December 31, 2009 and 2008. During 2008 and 2007, we were a party to currency forward exchange contracts that amortized monthly. The contracts were not designated as a hedge for accounting purposes. These contracts were intended to reduce cash flow volatility from exchange rate risk related to a short-term intercompany financing transaction. Under the terms of the contracts, we sold U.S. dollars at current spot rates and purchased Canadian dollars at a fixed forward exchange rate. During 2008 and 2007, we recognized a mark-to-market loss of $0.7 million on these contracts and a mark-to-market gain on these contracts of $0.7 million, respectively, that effectively matched foreign exchange gains on the short-term intercompany financing transaction.

Commodities Futures Contracts

During 2009, 2008 and 2007, we had no outstanding commodities futures contracts. We are exposed to risk from fluctuating prices for certain materials used to manufacture our products, such as: steel, aluminum, copper, zinc, resins and rubber compounds. At times, some of the risk associated with usage of aluminum, copper and zinc has been mitigated through the use of futures contracts that mitigate the price exposure to these commodities.

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

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2009. KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting as of December 31, 2009.

/s/ Dominic J. Pileggi Chairman, President and Chief Executive Officer	/s/ William E Weaver, Jr. Senior Vice President and Chief Financial Officer	/s/ David L. Alyea Vice President — Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Thomas & Betts Corporation:

We have audited the accompanying consolidated balance sheets of Thomas & Betts Corporation and subsidiaries (the Corporation) as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thomas & Betts Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Thomas & Betts Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2010 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/  KPMG LLP
KPMG LLP
Memphis, Tennessee
February 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Thomas & Betts Corporation:

We have audited Thomas and Betts Corporation’s (the Corporation) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Thomas and Betts Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Thomas & Betts Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2009, and our report dated February 16, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
KPMG LLP
Memphis, Tennessee
February 16, 2010

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007

Net sales	$1,898,700	$2,473,824	$2,136,888
Cost of sales	1,328,817	1,697,844	1,475,347

Gross profit	569,883	775,980	661,541
Selling, general and administrative	372,927	430,717	371,853
Intangible asset impairment	5,794	32,700	—

Earnings from operations	191,162	312,563	289,688
Interest expense, net	(35,483)	(43,426)	(23,521)
Loss on extinguishment of debt	(6,391)	—	—
Other (expense) income, net	1,846	(7,737)	(2,276)
Gain on sale of equity interest	—	169,684	—

Earnings from continuing operations before income taxes	151,134	431,084	263,891
Income tax provision	43,224	157,398	80,215

Net earnings from continuing operations	107,910	273,686	183,676
Loss from discontinued operations, net	—	(8,355)	(460)

Net earnings	$107,910	$265,331	$183,216

Basic earnings (loss) per share:
Continuing operations	$2.07	$4.84	$3.17
Discontinued operations	—	(0.15)	(0.01)

Net earnings	$2.07	$4.69	$3.16

Diluted earnings (loss) per share:
Continuing operations	$2.04	$4.79	$3.13
Discontinued operations	—	(0.15)	(0.01)

Net earnings	$2.04	$4.64	$3.12

Average shares outstanding:
Basic	52,244	56,566	57,926
Diluted	52,958	57,159	58,720

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	As of December 31,
	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$478,613	$292,494
Restricted cash	2,918	7,971
Receivables, net of allowances of $71,817 and $91,419	197,640	229,160
Inventories	209,268	278,098
Deferred income taxes	31,062	33,983
Prepaid income taxes	7,340	9,090
Other current assets	17,142	15,997

Total Current Assets	943,983	866,793

Property, plant and equipment, net	296,820	299,077
Goodwill	902,053	880,410
Other intangible assets, net	243,930	274,672
Investments in unconsolidated companies	5,182	5,050
Other assets	61,439	84,600

Total Assets	$2,453,407	$2,410,602

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$522	$148,751
Accounts payable	149,556	180,750
Accrued liabilities	113,654	138,553
Income taxes payable	8,849	7,947

Total Current Liabilities	272,581	476,001

Long-Term Liabilities
Long-term debt, net of current maturities	638,014	512,193
Long-term benefit plan liabilities	122,573	185,472
Deferred income taxes	8,723	9,881
Other long-term liabilities	70,307	82,398
Contingencies (Note 19)
Shareholders’ Equity
Common stock	5,179	5,263
Additional paid-in capital	63,835	69,082
Retained earnings	1,375,205	1,267,295
Accumulated other comprehensive income (loss)	(103,010)	(196,983)

Total Shareholders’ Equity	1,341,209	1,144,657

Total Liabilities and Shareholders’ Equity	$2,453,407	$2,410,602

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2009	2008	2007

Cash Flows from Operating Activities:
Net earnings	$107,910	$265,331	$183,216
Adjustments:
Depreciation and amortization	75,106	80,441	57,766
Intangible asset impairment	5,794	32,700	—
Share-based compensation expense	16,315	19,423	12,477
Deferred income taxes	7,850	(10,257)	6,672
Incremental tax benefits from share-based payment arrangements	(247)	(611)	(7,192)
Gain on sale of equity interest	—	(169,684)	—
Loss on sale of divested business	—	8,067	—
Loss on extinguishment of debt	6,391	—	—
Changes in operating assets and liabilities, net:
Receivables	37,669	44,997	6,541
Inventories	74,815	(2,981)	14,961
Accounts payable	(36,456)	9,337	(24,716)
Accrued liabilities	(40,109)	(14,521)	4,651
Income taxes payable	1,580	6,575	15,666
Lamson & Sessions change in control payments	(5,393)	(13,556)	—
Merger-related transaction costs incurred by Lamson & Sessions	—	—	(8,803)
Pension and other postretirement benefits	30,201	6,342	7,253
Funding to qualified pension plans	(51,655)	(1,849)	(1,887)
Other	8,091	(1,893)	(5,245)

Net cash provided by (used in) operating activities	237,862	257,861	261,360

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(41,106)	(42,094)	(40,713)
Purchases of businesses, net of cash acquired	—	(90,571)	(752,912)
Proceeds from sale of equity interest, net	—	280,000	—
Proceeds from sale of businesses, net	—	65,378	—
Restricted cash (established) used for change in control payments	5,053	8,712	(16,683)
Proceeds from sale of property, plant and equipment	949	2,758	373
Other	13	89	157

Net cash provided by (used in) investing activities	(35,091)	224,272	(809,778)

Cash Flows from Financing Activities:
Repurchase of common shares	(24,907)	(161,461)	(132,958)
Revolving credit facility proceeds (repayments), net	—	(30,000)	420,000
Proceeds from issuance of debt	247,965	—	—
Repayment of debt and other borrowings	(273,760)	(123,718)	(1,016)
Stock options exercised	2,974	1,883	24,618
Debt issuance costs	(2,607)	—	—
Redemption premium on early retirement of debt	(3,022)	—	—
Incremental tax benefits from share-based payment arrangements	247	611	7,192

Net cash provided by (used in) financing activities	(53,110)	(312,685)	317,836

Effect of exchange-rate changes on cash and cash equivalents	36,458	(26,880)	9,540

Net increase (decrease) in cash and cash equivalents	186,119	142,568	(221,042)
Cash and cash equivalents, beginning of year	292,494	149,926	370,968

Cash and cash equivalents, end of year	$478,613	$292,494	$149,926

Cash payments for interest	$36,940	$47,569	$33,329
Cash payments for income taxes	$31,240	$154,510	$54,916

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(In thousands)

					Accumulated
					Other
			Additional		Comprehensive	Comprehensive
	Common Stock		Paid-In	Retained	Income	Income
	Shares	Amount	Capital	Earnings	(Loss)	(Loss)	Total

Balance at December 31, 2006	59,473	$5,924	$294,502	$818,781	$(50,848)		$1,068,359

Net earnings	—	—	—	183,216	—	$183,216	183,216
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	—	52,515	52,515
Unrealized gain (loss) on marketable securities	—	—	—	—	—	(3)	(3)
Unrealized gain (loss) on interest rate swap	—	—	—	—	—	(8,141)	(8,141)
Defined benefit pension and other post retirement plans	—	—	—	—	—	19,954	19,954

Other comprehensive income	—	—	—	—	64,325	64,325	—

Comprehensive income	—	—	—	—	—	$247,541	—

Repurchase of common shares	(2,531)	(253)	(132,705)	—	—		(132,958)
Stock options and incentive awards	1,046	99	24,557	—	—		24,656
Share-based compensation	—	—	12,444	—	—		12,444
Tax benefits realized from share-based payment arrangements	—	—	8,892	—	—		8,892

Balance at December 31, 2007	57,988	$5,770	$207,690	$1,001,997	$13,477		$1,228,934

Net earnings	—	—	—	265,331	—	$265,331	265,331
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	—	(104,355)	(104,355)
Unrealized gain (loss) on interest rate swap	—	—	—	—	—	(16,263)	(16,263)
Defined benefit pension and other post retirement plans	—	—	—	—	—	(89,842)	(89,842)

Other comprehensive loss	—	—	—	—	(210,460)	(210,460)	—

Comprehensive income	—	—	—	—	—	$54,871	—

Repurchase of common shares	(5,224)	(522)	(160,939)	—	—		(161,461)
Stock options and incentive awards	525	15	1,910	—	—		1,925
Share-based compensation	—	—	19,824	—	—		19,824
Tax benefits realized from share-based payment arrangements	—	—	597	—	—		597
Benefit plan measurement date adjustment	—	—	—	(33)	—		(33)

Balance at December 31, 2008	53,289	$5,263	$69,082	$1,267,295	$(196,983)		$1,144,657

Net earnings	—	—	—	107,910	—	$107,910	107,910
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	—	70,537	70,537
Unrealized gain (loss) on interest rate swap	—	—	—	—	—	6,762	6,762
Defined benefit pension and other post retirement plans	—	—	—	—	—	16,674	16,674

Other comprehensive income	—	—	—	—	93,973	93,973	—

Comprehensive income	—	—	—	—	—	$201,883	—

Repurchase of common shares	(1,000)	(100)	(24,807)	—	—		(24,907)
Stock options and incentive awards	310	14	3,512	—	—		3,526
Share-based compensation	—	2	16,394	—	—		16,396
Tax deficits realized from share-based payment arrangements	—	—	(346)	—	—		(346)

Balance at December 31, 2009	52,599	$5,179	$63,835	$1,375,205	$(103,010)		$1,341,209

Preferred Stock: Authorized 1,000,000 shares, par value $0.10 per share. None issued.

Common Stock: Authorized 250,000,000 shares, par value $0.10 per share.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.	Nature of Operations

Thomas & Betts Corporation is a leading designer and manufacturer of electrical components used in industrial, construction, utility and communications markets. The Corporation is also a leading producer of commercial heating and ventilation units and highly engineered steel structures used for utility transmission. The Corporation has operations in approximately 20 countries. Manufacturing, marketing and sales activities are concentrated primarily in North America and Europe. Thomas & Betts pursues growth through market penetration, new product development and acquisitions.

The Corporation sells its products through the following channels: 1) electrical, utility, telephone, cable, and heating, ventilation and air-conditioning distributors; 2) through mass merchandisers, catalog merchandisers and home improvement centers; and 3) directly to original equipment manufacturers, utilities and certain end-users.

2.	Summary of Significant Accounting Policies

Basis of Presentation:  The consolidated financial statements include the accounts of the Corporation and its controlled domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. When appropriate, (1) the equity method of accounting is used for investments in non-controlled affiliates in which the Corporation’s ownership ranges from 20 to 50 percent, or in instances in which the Corporation is able to exercise significant influence, but not control, (2) the Corporation consolidates all investments in affiliates, which are not considered variable interest entities, in which the Corporation’s ownership exceeds 50 percent or where the Corporation has control, and (3) the Corporation provides for noncontrolling interests in consolidated subsidiaries for which the Corporation’s ownership is less than 100 percent.

Certain reclassifications have been made to prior periods to conform to the current year presentation.

Use of Estimates:  The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the applicable reporting period. Due to the inherent uncertainty involved in making estimates, actual results could differ from those estimates.

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

Goodwill and Other Intangible Assets:  The Corporation applies the acquisition (purchase) method of accounting for all business combinations. Under this method, all assets and liabilities acquired in a business combination, including goodwill, indefinite-lived intangibles and other intangibles, are recorded at fair value. The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the fair value of the acquired assets and liabilities. Goodwill consists principally of the excess of cost over the fair value of net assets acquired in business combinations and is not amortized. Other intangible assets as of December 31, 2009 and 2008, include identifiable intangible assets with indefinite lives totaling approximately $77 million and $83 million, respectively, and identifiable intangible assets with finite lives totaling approximately $167 million and $192 million, respectively. Intangible assets with indefinite lives are

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

not amortized and intangible assets with finite lives are amortized over periods ranging from 3 to 15 years. For each amortizable intangible asset, the Corporation uses a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed. If that pattern cannot be reliably determined, the straight-line amortization method is used.

The Corporation performs an annual impairment test of goodwill and indefinite-lived intangible assets. The Corporation performs its annual impairment assessment as of the beginning of the fourth quarter of each year, unless circumstances dictate more frequent interim assessments. In evaluating when an interim assessment of goodwill is necessary, the Corporation considers, among other things, the trading level of its common stock, changes in expected future cash flows and mergers and acquisitions involving companies in its industry. In evaluating when an interim assessment of indefinite-lived intangible assets is necessary, the Corporation reviews for significant events or significant changes in circumstances.

In conjunction with each test of goodwill the Corporation determines the fair value of each reporting unit and compares the fair value to the reporting unit’s carrying amount. A reporting unit is defined as an operating segment or one level below an operating segment. The Corporation determines the fair value of its reporting units using a combination of three valuation methods: market multiple approach; discounted cash flow approach; and comparable transactions approach. The market multiple approach provides indications of value based on market multiples for public companies involved in similar lines of business. The discounted cash flow approach calculates the present value of projected future cash flows using assumptions consistent with those of market participants. The comparable transactions approach provides indications of value based on an examination of recent transactions in which companies in similar lines of business were acquired. The fair values derived from these three valuation methods are then weighted to arrive at a single value for each reporting unit. Relative weights assigned to the three methods are based upon the availability, relevance and reliability of the underlying data. The Corporation’s determination of fair values as of the beginning of the fourth quarter of 2009 involved a weighting of 40% to the market multiple approach and 60% to the discounted cash flow approach. Due to a low level of transactions during 2009, no weighting was applied to the comparable transactions approach. The Corporation then reconciles the total values for all reporting units to its market capitalization and evaluates the reasonableness of the implied control premium.

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

During the fourth quarter of 2009, the Corporation concluded that the fair value of certain intangible assets with indefinite lives in the Electrical segment and HVAC segment were impaired

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

by $4.6 million and $1.2 million, respectively. During the fourth quarter of 2008, the Corporation concluded that the fair value of certain intangible assets with indefinite lives in the Electrical segment were impaired by $32.7 million. Additionally, the Corporation’s annual assessment as of the beginning of the fourth quarter of 2009 and 2008 concluded that there was no impairment of goodwill in either year. See Note 8.

Long-Lived Assets:  The Corporation reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Indications of impairment require significant judgment by management. For purposes of recognizing and measuring impairment of long-lived assets, the Corporation evaluates assets at the lowest level of identifiable cash flows for associated product groups. If the sum of the undiscounted expected future cash flows over the remaining useful life of the primary asset in the associated product groups is less than the carrying amount of the assets, the assets are considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, the Corporation estimates fair values using the expected future discounted cash flows using assumptions consistent with those of market participants. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to dispose.

Income Taxes:  The Corporation uses the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and requires an evaluation of asset realizability based on a more-likely-than-not criteria. The Corporation recognizes the effect of income tax positions only if those positions are more-likely-than-not to be sustained upon examination by the relevant taxing authority.

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

Pension and Other Postretirement Benefit Plans:  The Corporation and its subsidiaries have several defined benefit pension plans covering substantially all employees. These plans generally provide pension benefits that are based on compensation levels and years of service. Minimum annual required contributions to the plans, if any, are based on laws and regulations of the applicable countries. Effective January 1, 2008, substantially all domestic defined benefit pension plans are closed to new entrants. During the fourth quarter of 2009, the Board of Directors approved a plan for the suspension of future pension plan benefit accruals after December 31, 2010 in one of the Corporation’s major domestic pension plans covering non-bargaining employees.

The Corporation recognizes the overfunded or underfunded status of benefit plans in its consolidated balance sheets. Changes in funded status are recognized through comprehensive income in the year in which the change occurs. Effective December 31, 2008, the Corporation adopted new

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

accounting guidance requiring the use of the Corporation’s December 31 fiscal year end to account for the Corporation’s pension and other postretirement plans.

The Corporation provides certain health-care and life insurance benefits to certain retired employees. The Corporation is recognizing the estimated liability for those postretirement benefits over the estimated lives of the individuals covered and is not pre-funding that liability. All of these plans are closed to new entrants.

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

Share-Based Payment Arrangements:  All share-based payments to employees are recognized as compensation expense in the Corporation’s consolidated financial statements based on their fair values over the requisite service period. Non-employee members of the Board of Directors are deemed to be employees.

Fair Value Measurements:  The Corporation measures its “financial” assets and liabilities and certain “nonfinancial” assets and liabilities at fair value and utilizes the established GAAP framework for measuring fair value and disclosing information about fair value measurements. Fair value is the price received to transfer an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Measuring fair value involves a hierarchy of valuation inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly; and, Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring a company to develop its own valuation assumptions.

Derivative Instruments and Hedging Activities:  The Corporation recognizes all derivative instruments as either assets or liabilities in its consolidated balance sheets at fair value. Changes in fair value of derivatives are recorded currently in earnings unless specific hedge accounting criteria are met. For derivatives that qualify as cash flow hedges, the effective portion of changes in fair value of the derivative is reported in accumulated other comprehensive income and the ineffective portion is recognized in earnings in the current period. For derivatives that qualify as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. The Corporation formally assesses, both at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective, the Corporation will discontinue hedge accounting prospectively.

3.	Acquisitions

2008

During 2008, the Corporation completed two acquisitions: The Homac Manufacturing Company and Boreal Braidings Inc.

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

The Corporation’s senior management began assessing and formulating a restructuring and integration plan as of the acquisition date of LMS. Approval of the plan by the Corporation’s senior management and Board of Directors occurred during the first quarter of 2008. The objective of the restructuring and integration plan was to achieve operational efficiencies and eliminate duplicative operating costs resulting from the LMS acquisition. The Corporation also intended to achieve greater efficiency in sales, marketing, administration and other operational activities. The Corporation identified certain liabilities and other costs for restructuring and integration actions. Included in this amount are approximately $14 million of planned severance costs for involuntary termination of approximately 320 employees of LMS and approximately $8 million of lease cancellation costs associated with the closure of LMS distribution centers, which was recorded as part of the Corporation’s purchase price allocation of LMS. Severance and lease cancellation costs have been reflected in the Corporation’s consolidated balance sheets in accrued liabilities and reflect cash paid or to be paid for these actions. Integration costs were recognized as incurred and either expensed or

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

3.	Acquisitions (Continued)

capitalized, as appropriate. The amount recognized as integration expense during 2008 was approximately $3 million. The actions required by the plan began soon after the plan was approved, including the communication to affected employees of the Corporation’s intent to terminate as soon as possible.

The Corporation ceased operations at all LMS distribution centers during the second quarter of 2008, consolidating these activities into its existing distribution centers. As of December 31, 2009, substantially all employees planned for involuntary termination under the plan have been terminated. Payments associated with certain of the restructuring and integration actions taken are expected to extend beyond 2009 due to compliance with applicable regulations and other considerations. The cash payments necessary to fund the plan are expected to come from operations or available cash resources including restricted cash.

Activities related to the LMS accrual for restructuring during the years ended December 31, 2009 and 2008 are as follows:

	Work Force	Facility
(In millions)	Reductions	Closures	Total

Balance at December 31, 2007	$—	$—	$—
Restructuring accrual additions	14.3	7.6	21.9
Costs/payments charged against reserves	(5.2)	(2.5)	(7.7)

Balance at December 31, 2008	9.1	5.1	14.2
Restructuring accrual additions	—	—	—
Cost/payments charged against reserves	(8.3)	(2.4)	(10.7)

Balance at December 31, 2009	$0.8 (a)	$2.7	$3.5

(a)	A substantial portion of this balance will be satisfied through the use of restricted cash on-hand as of December 31, 2009.

The Corporation decided to divest its rigid polyvinyl chloride (“PVC”) and high-density polyethylene (“HDPE”) conduit, duct and pressure pipe businesses, which were acquired as part of the LMS acquisition. The Corporation retained a financial advisor to assist with the sale of these operations. The operations associated with these businesses since the date of acquisition were reflected as discontinued operations in the Corporation’s consolidated statements of operations. During 2008, the Corporation completed the divestiture of these discontinued operations. These sales resulted in a loss of $8.1 million that was recorded in discontinued operations. Discontinued operations in 2008 reflected net sales of approximately $164 million, loss before income taxes of $12.9 million, income tax benefit of $4.5 million and net loss of $8.4 million. Discontinued operations in 2007 reflected net sales of approximately $32 million, loss before income taxes of $0.7 million, income tax benefit of $0.2 million and net loss of $0.5 million.

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

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

4.	Basic and Diluted Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

(In thousands, except per share data)	2009	2008	2007

Net earnings from continuing operations	$107,910	$273,686	$183,676
Loss from discontinued operations, net	—	(8,355)	(460)

Net earnings	$107,910	$265,331	$183,216

Basic shares:
Average shares outstanding	52,244	56,566	57,926

Basic earnings (loss) per share:
Continuing operations	$2.07	$4.84	$3.17
Discontinued operations	—	(0.15)	(0.01)

Net earnings	$2.07	$4.69	$3.16

Diluted shares:
Average shares outstanding	52,244	56,566	57,926
Additional shares on the potential dilution from stock options and nonvested restricted stock	714	593	794

	52,958	57,159	58,720

Diluted earnings (loss) per share:
Continuing operations	$2.04	$4.79	$3.13
Discontinued operations	—	(0.15)	(0.01)

Net earnings	$2.04	$4.64	$3.12

The Corporation had stock options that were out-of-the-money which were excluded because of their anti-dilutive effect. Such out-of-the-money options related to 1,873,000 shares of common stock in 2009, 1,574,000 shares in 2008 and 265,000 shares in 2007.

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

6.	Inventories

The following table reflects inventories at December 31, 2009 and 2008:

(In thousands)	2009	2008

Finished goods	$94,184	$134,589
Work-in-process	22,933	28,595
Raw materials	92,151	114,914

Total inventories	$209,268	$278,098

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

7.	Property, Plant and Equipment

The following table reflects property, plant and equipment at December 31, 2009 and 2008:

(In thousands)	2009	2008

Land	$23,111	$22,083
Building	205,941	194,887
Machinery and equipment	714,303	686,985
Construction-in-progress	11,311	14,179

Gross property, plant and equipment	954,666	918,134
Less: Accumulated depreciation	657,846	619,057

Net property, plant and equipment	$296,820	$299,077

8.	Goodwill and Other Intangible Assets

The following table reflects activity for goodwill by segment during the three years ended December 31, 2009:

			Other —
	Balance at		Primarily	Balance at
	Beginning of		Currency	End of
(In thousands)	Year	Additions	Translation	Year

2009
Electrical	$814,948	$—	$21,634	$836,582
Steel Structures	64,759	—	—	64,759
HVAC	703	—	9	712

	$880,410	$—	$21,643	$902,053

2008
Electrical	$808,099	$49,955	$(43,106)	$814,948
Steel Structures	64,759	—	—	64,759
HVAC	716	—	(13)	703

	$873,574	$49,955	$(43,119)	$880,410

2007
Electrical	$424,802	$367,018	$16,279	$808,099
Steel Structures	64,759	—	—	64,759
HVAC	649	—	67	716

	$490,210	$367,018	$16,346	$873,574

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

8.	Goodwill and Other Intangible Assets (Continued)

The following table reflects activity for other intangible assets during the three years ended December 31, 2009:

					Other —
	Balance at				Primarily	Balance at
	Beginning of		Impairment	Amortization	Translation	End of
(In thousands)	Year	Additions	Charges	Expense	Adjustment	Year

2009
Intangible assets subject to amortization	$226,752	$—	$—	$—	$1,168	$227,920
Accumulated amortization	(34,885)	—	—	(25,842)	(385)	(61,112)

	191,867	—	—	(25,842)	783	166,808
Other Intangible assets not subject to amortization	82,805	—	(5,794)	—	111	77,122

Total	$274,672	$—	$(5,794)	$(25,842)	$894	$243,930

2008
Intangible assets subject to amortization	$206,363	$21,924	$—	$—	$(1,535)	$226,752
Accumulated amortization	(8,636)	—	—	(26,582)	333	(34,885)

	197,727	21,924	—	(26,582)	(1,202)	191,867
Other Intangible assets not subject to amortization	101,643	14,034	(32,700)	—	(172)	82,805

Total	$299,370	$35,958	$(32,700)	$(26,582)	$(1,374)	$274,672

2007
Intangible assets subject to amortization	$12,607	$193,212	$—	$—	$544	$206,363
Accumulated amortization	(620)	—	—	(8,004)	(12)	(8,636)

	11,987	193,212	—	(8,004)	532	197,727
Other Intangible assets not subject to amortization	4,841	96,298	—	—	504	101,643

Total	$16,828	$289,510	$—	$(8,004)	$1,036	$299,370

During the fourth quarter of 2009, the Corporation concluded that the fair value associated with certain trade name intangible assets in the Electrical segment and HVAC segment were impaired by $4.6 million and $1.2 million, respectively. During the fourth quarter of 2008, the Corporation concluded that the fair value associated with certain trade name intangible assets in the Electrical segment were impaired by $32.7 million. These charges reflect the impact of revised future revenue assumptions used to value trade name intangible assets.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

8.	Goodwill and Other Intangible Assets (Continued)

The following table reflects other intangible assets at December 31, 2009, 2008 and 2007:

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
(In thousands)	Amount	Amortization	Amount	Period

2009
Other Intangible assets subject to amortization:
Customer Relationships	$211,265	$(51,174)	$160,091	11 years
Other	16,655	(9,938)	6,717	6 years

Total	$227,920	$(61,112)	166,808

Other Intangible assets not subject to amortization:
Trade Names			75,689
Other			1,433

Total			77,122

Total other intangible assets			$243,930

2008
Other Intangible assets subject to amortization:
Customer Relationships	$210,224	$(26,690)	$183,534	11 years
Other	16,528	(8,195)	8,333	6 years

Total	$226,752	$(34,885)	191,867

Other Intangible assets not subject to amortization:
Trade Names			80,968
Other			1,837

Total			82,805

Total other intangible assets			$274,672

2007
Other Intangible assets subject to amortization:
Customer Relationships	$186,530	$(4,045)	$182,485	11 years
Other	19,833	(4,591)	15,242	5 years

Total	$206,363	$(8,636)	197,727

Other Intangible assets not subject to amortization:
Trade Names			99,772
Other			1,871

Total			101,643

Total other intangible assets			$299,370

Amortization of other intangible assets is included in selling, general and administrative expenses in the Corporation’s consolidated statements of operations.

Amortization expense estimates for each of the five years subsequent to 2009 are as follows:

(In millions)

2010	$26
2011	24
2012	22
2013	20
2014	18

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

9.	Income Taxes

Overview

The Corporation’s income tax provisions for 2009, 2008 and 2007 were $43.2 million (effective rate of 28.6%), $157.4 million (effective rate of 36.5%), and $80.2 million (effective rate of 30.4%), respectively. The effective rate for all periods reflects benefits from the Corporation’s Puerto Rican manufacturing operations, which has a significantly lower effective tax rate than the Corporation’s overall blended tax rate.

The increase in the 2008 effective rate reflects the impact on pre-tax earnings of the gain on sale of the minority equity interest in Leviton Manufacturing Company. The 2008 income tax provision also included a $14.0 million out-of-period, non-cash charge to establish a deferred federal income tax liability on state net operating loss and state income tax credit carryforwards incurred in periods prior to January 1, 2008.

Undistributed earnings of foreign subsidiaries amounted to $550 million at December 31, 2009. These earnings are considered to be indefinitely reinvested, and, accordingly, no provision for U.S. federal or state income taxes has been made.

Earnings from continuing operations before income taxes and income tax provision recorded by the Corporation in 2009, 2008 and 2007 is as follows:

	Pretax		Tax
(In thousands)	Earnings	Tax Provision	Rate

2009	$151,134	$43,224	28.6%
2008	$431,084	$157,398	36.5%
2007	$263,891	$80,215	30.4%

Discontinued operations in 2008 reflected a loss before income taxes of $12.9 million, an income tax benefit of $4.5 million (effective rate of 35%) and net loss of $8.4 million. Discontinued operations in 2007 reflected loss before income taxes of $0.7 million, an income tax benefit of $0.2 million (effective rate of 35%) and net loss of $0.5 million.

The relationship of domestic and foreign components of earnings from continuing operations before income taxes is as follows:

	2009	2008	2007
(In thousands)

Domestic(a)	$21,625	$236,061	$94,321
Foreign	129,509	195,023	169,570

	$151,134	$431,084	$263,891

(a)	Domestic earnings before income taxes in 2009, 2008 and 2007 included interest expense, net of $35.5 million, $43.4 million and $23.5 million, respectively. The amount of interest expense related to foreign earnings is negligible. Domestic earnings also include corporate expense of $47.4 million in 2009, $41.6 million in 2008 and $62.8 million in 2007. Domestic earnings before income taxes in 2008 reflected the $170 million gain on sale of the minority interest in Leviton Manufacturing Company.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

9.	Income Taxes (Continued)

The components of income tax provision (benefit) on earnings from continuing operations are as follows:

	2009	2008	2007
(In thousands)

Current
Federal	$2,992	$109,216	$22,984
Foreign	30,768	51,807	43,644
State	1,200	9,198	2,434

Total current provision	34,960	170,221	69,062

Deferred
Domestic	6,602	(8,605)	10,513
Foreign	1,662	(4,218)	640

Total deferred provision (benefit)	8,264	(12,823)	11,153

	$43,224	$157,398	$80,215

The reconciliation between the federal statutory tax rate and the Corporation’s effective tax rate on earnings from continuing operations is as follows:

	2009	2008	2007

Federal statutory tax rate	35.0%	35.0%	35.0%
Increase (reduction) resulting from:
State tax — net of federal tax benefit	0.8	3.4	1.9
Taxes on foreign earnings	(2.3)	(2.1)	(1.9)
Lower rate on income from Puerto Rico operations	(6.2)	(2.8)	(3.8)
Expiration of foreign net operating losses	1.8	—	—
Expiration of foreign tax credits	3.1	—	—
Change in valuation allowance	(4.8)	(0.3)	(1.0)
Other	1.2	3.3 (a)	0.2

Effective tax rate	28.6%	36.5%	30.4%

(a)	The 2008 income tax provision included a $14.0 million non-cash charge to establish a deferred federal income tax liability on state net operating loss and state income tax credit carryforwards incurred in periods prior to January 1, 2008.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

9.	Income Taxes (Continued)

The Corporation’s tax years are open for all U.S. state and federal jurisdictions from 2006 through 2009. Certain state tax years remain open for 2005 filings. International statutes vary widely, and the open years range from 2003 through 2009. Taxing authorities have the ability to review prior tax years to the extent utilized net operating loss and tax credit carryforwards relate to open tax years.

The components of the Corporation’s net deferred tax assets were:

	December 31,	December 31,
(In thousands)	2009	2008

Deferred tax assets
Pension and other benefit plans	$56,136	$72,916
Tax credit and loss carryforwards	48,289	56,113
Accrued employee benefits	25,541	21,464
Interest rate swap liability	10,802	14,957
Inventories	10,135	7,279
Accounts receivable	8,958	11,407
Self-insurance liabilities	6,353	7,431
Environmental liabilities	3,763	4,860
Restructure accrual	2,355	4,981
Other	2,944	4,600

Total gross deferred tax assets	175,276	206,008
Valuation allowance	(22,593)	(29,874)

Net deferred tax assets	152,683	176,134

Deferred tax liabilities
Acquired intangibles	(56,043)	(59,963)
Goodwill and investments	(18,557)	(16,493)
Property, plant and equipment	(17,554)	(15,231)
Other	(9,433)	(9,229)

Total deferred tax liabilities	(101,587)	(100,916)

Net deferred tax assets	$51,096	$75,218

Balance Sheet Reconciliation
Current deferred income tax assets	$31,062	$33,983
Non-current deferred income tax assets	29,908	52,034
Current deferred income tax liabilities	(1,151)	(918)
Long-term deferred income tax liabilities	(8,723)	(9,881)

Net deferred tax assets	$51,096	$75,218

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

9.	Income Taxes (Continued)

A detail of net deferred tax assets associated with tax credits and loss carryforwards is as follows:

	December 31,	Expiration
(In thousands)	2009	Dates

Tax credit and loss carryforwards
U.S. state net operating loss carryforwards	$20,453	2010 – 2025
U.S. foreign tax credits	10,616	2010 – 2015
U.S. state income tax credits	6,953	2010 – 2027
Foreign net operating loss carryforwards with no expiration dates	8,751	—
Foreign net operating loss carryforwards	1,516	2010 – 2017

Total tax credit and loss carryforwards	$48,289

The gross amount of net operating loss carryforwards is $330 million. The loss carryforwards are composed of $292 million of U.S. state net operating loss carryforwards and $38 million of foreign net operating loss carryforwards.

As of December 31, 2009, the Corporation has reserves for unrecognized tax benefits of $1.4 million. If subsequently recognized, these unrecognized tax benefits would affect the effective tax rate on income from continuing operations. There were no changes in unrecognized tax benefits related to either settlements with taxing authorities or lapses of an applicable statute of limitations during 2009, 2008 or 2007.

Valuation Allowances

The valuation allowance for deferred tax assets decreased by $7.3 million in 2009 primarily due to expiration of foreign net operating losses and foreign tax credits and decreased by $1.2 million in 2008 due primarily to management’s reassessment of certain state income tax net operating losses and credit carryforwards. The majority of the $22.6 million valuation allowance as of December 31, 2009 related to foreign net operating loss carryforwards and foreign income tax credit carryforwards and reflects management’s assessment that the probability of generating sufficient taxable income in certain foreign jurisdictions in the future does not meet the more-likely-than-not threshold.

Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of tax planning strategies. Management believes that it is more-likely-than-not that future taxable income, based on tax laws in effect as of December 31, 2009, will be sufficient to realize the recorded deferred tax assets, net of the existing valuation allowance at December 31, 2009. Projected future taxable income is based on management’s forecast of the operating results of the Corporation, and there can be no assurance that such results will be achieved. Management periodically reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income may not be generated to fully realize the net deferred tax assets, the Corporation will increase the valuation allowance by a charge to income tax expense in the period of such determination. Additionally, if events change in subsequent periods which indicate that a previously

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

9.	Income Taxes (Continued)

recorded valuation allowance is no longer needed, the Corporation will decrease the valuation allowance by providing an income tax benefit in the period of such determination.

10.	Fair Value of Financial Instruments

The Corporation’s financial instruments include cash and cash equivalents, restricted cash, marketable securities, short-term trade receivables and payables and debt. Financial instruments also include interest rate swap agreements and foreign currency contracts. The carrying amounts of the Corporation’s financial instruments generally approximated their fair values at December 31, 2009 and 2008, except that, based on the borrowing rates available to the Corporation under current market conditions, the fair value of long-term debt (including current maturities) was approximately $630 million at December 31, 2009 and approximately $669 million at December 31, 2008, and the fair value of an interest rate swap at December 31, 2009 was a liability of $28.7 million and a liability of $39.7 million at December 31, 2008.

11.	Derivative Instruments

The Corporation is exposed to market risk from changes in interest rates, foreign-exchange rates and raw material prices. At times, the Corporation may enter into various derivative instruments to manage certain of those risks. The Corporation does not enter into derivative instruments for speculative or trading purposes.

Interest Rate Swap Agreements

During the fourth quarter of 2007, the Corporation entered into a forward-starting amortizing interest rate swap for a notional amount of $390 million. The notional amount reduces to $325 million on December 15, 2010, $200 million on December 15, 2011 and $0 on October 1, 2012. The interest rate swap hedges $390 million of the Corporation’s exposure to changes in interest rates on borrowings under its $750 million credit facility. The Corporation has designated the receive variable/pay fixed interest rate swap as a cash flow hedge for accounting purposes. Under the interest rate swap, the Corporation receives one-month London Interbank Offered Rate (“LIBOR”) and pays an underlying fixed rate of 4.86%. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the applicable periods during which the hedged transaction affects earnings. Gains or losses on the derivative representing hedge ineffectiveness are recognized in current period earnings.

The Corporation’s interest rate swap was reflected in the Corporation’s consolidated balance sheet in other long-term liabilities at its fair value of $28.7 million as of December 31, 2009 and $39.7 million as of December 31, 2008. This swap is measured at fair value at the end of each reporting period. The Corporation’s fair value estimate was determined using significant unobservable inputs and assumptions (Level 3) and, in addition, the liability valuation reflects the Corporation’s credit standing. The valuation technique utilized by the Corporation to calculate the swap fair value is the income approach. This approach estimates the present value of future cash flows based upon current market expectations. The credit valuation adjustment (which was a reduction in the liability) was approximately $0.2 million as of December 31, 2009.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

11.	Derivative Instruments (Continued)

The Corporation’s balance of accumulated other comprehensive income has been reduced by $17.6 million, net of tax of $10.8 million, as of December 31, 2009 and $24.4 million, net of tax of $15.0 million, as of December 31, 2008 to reflect the above interest rate swap liability.

The following is a reconciliation associated with the interest rate swap of the fair value activity using Level 3 inputs during 2009:

	Fair Value
	Measures
	(Level 3)
	December 31,	December 31,
(In millions)	2009	2008

Asset (liability) at beginning of period	$(39.7)	$(13.6)
Total realized/unrealized gains or losses:
Included in earnings	(17.8)	(7.9)
Increased (decrease) in fair value included in comprehensive income	11.1	(25.4)
Settlements	17.7	7.2

Asset (liability) at end of period	$(28.7)	(39.7)

Interest expense, net reflects a benefit of $0.1 million in 2009, a benefit of $0.1 million in 2008 and a charge of $0.5 million in 2007 for the ineffective portion of the swap.

Forward Foreign Exchange Contracts

The Corporation had no outstanding forward sale or purchase contracts as of December 31, 2009 or 2008. During 2008 and 2007, the Corporation was a party to currency forward exchange contracts that amortized monthly. The contracts were not designated as a hedge for accounting purposes. These contracts were intended to reduce cash flow volatility from exchange rate risk related to a short-term intercompany financing transaction. Under the terms of the contracts, the Corporation sold U.S. dollars at current spot rates and purchased Canadian dollars at a fixed forward exchange rate. During 2008 and 2007, the Corporation recognized a mark-to-market loss of $0.7 million on these contracts and a mark-to-market gain on these contracts of $0.7 million, respectively, that effectively matched foreign exchange gains on the short-term intercompany financing transaction.

Commodities Futures Contracts

During 2009, 2008 and 2007, the Corporation had no outstanding commodities futures contracts. The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, copper, zinc, resins and rubber compounds. At times, some of the risk associated with usage of aluminum, copper and zinc has been mitigated through the use of futures contracts that mitigate the price exposure to these commodities.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

12.	Debt

The Corporation’s long-term debt at December 31, 2009 and 2008 was:

	December 31,	December 31,
(In thousands)	2009	2008

Senior credit facility(a)	$390,000	$390,000
Unsecured notes:
5.625% Senior Notes due 2021(b)	248,014	—
6.39% Notes due 2009	—	146,841
7.25% Notes due 2013	—	121,671
Other, including capital leases	522	2,432

Long-term debt (including current maturities)	638,536	660,944
Less current maturities	522	148,751

Long-term debt, net of current maturities	$638,014	$512,193

(a)	Interest is paid monthly.

(b)	Interest is paid semi-annually.

Principal payments due on long-term debt including capital leases in each of the five years subsequent to 2009 are as follows:

(In thousands)

2010	$522
2011	—
2012	390,000
2013	—
2014	—
Thereafter	248,014

$638,536

During 2009, the Corporation issued $250 million of 5.625% senior notes due 2021 and used a portion of the net proceeds to retire $125 million of 7.25% notes due 2013 and repay $95 million of outstanding indebtedness on its revolving credit facility. The Corporation recognized a loss on extinguishment of debt of $6.4 million during 2009 associated with the early repayment of notes due 2013.

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

Corporation pays an annual commitment fee to maintain this facility of 10 basis points. At December 31, 2009 and 2008, $390 million was outstanding under this facility.

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

Outstanding letters of credit, which reduced availability under the credit facility, amounted to $20.7 million at December 31, 2009. The letters of credit relate primarily to third-party insurance claims processing.

The Corporation has a EUR 10.0 million (approximately US$14.4 million) committed revolving credit facility with a European bank. The Corporation pays an annual commitment fee of 20 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default. This facility has an indefinite maturity and no borrowings were outstanding as of December 31, 2009 and 2008.

The Corporation has a CAN 30.0 million (approximately US$28.7 million) committed revolving credit facility with a Canadian bank. The Corporation pays an annual commitment fee of 12.5 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default. This facility matures in 2011, and no borrowings were outstanding as of December 31, 2009 and 2008.

As of December 31, 2009, the Corporation’s aggregate availability of funds under its credit facilities is approximately $382.4 million, after deducting outstanding letters of credit. The Corporation has the option, at the time of drawing funds under any of the credit facilities, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank.

As of December 31, 2009, the Corporation also had letters of credit in addition to those discussed above that do not reduce availability under the Corporation’s credit facilities. The Corporation had $11.4 million of such additional letters of credit that relate primarily to environmental assurances, third-party insurance claims processing, performance guarantees and acquisition obligations.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

13.	Share-Based Payment Arrangements

As of December 31, 2009, 2008 and 2007, the Corporation has equity compensation plans for key employees and for non-employee directors. Amounts recognized in the consolidated financial statements with respect to the Corporation’s plans are as follows:

(In thousands)	2009	2008	2007

Total cost of share-based payment plans during the year	$16,396	$19,824	$12,444
Amounts capitalized in inventories during the year	(1,476)	(1,771)	(1,364)
Amounts recognized in income during the year for amount previously capitalized	1,395	1,370	1,397

Amounts charged against income during the year, before income tax benefit	16,315	19,423	12,477
Related income tax benefit recognized in income during the year	(6,200)	(7,381)	(4,741)

Share-based payments compensation expense, net of tax	$10,115	$12,042	$7,736

Prior to 2009, share-based compensation was awarded to key employees during the first quarter of each year. In December 2008, the Corporation’s Board of Directors changed the schedule for annual awards to the fourth quarter of each year. Share-based compensation expense in 2008 reflects this change in award timing and includes awards during the first and fourth quarters of 2008.

Awards granted after the adoption date with features that shorten the requisite service period, such as retirement eligibility, are amortized over the minimum period an employee is required to provide service to vest in the award. The 2009 net of tax share-based compensation expense reflected approximately $3 million of accelerated amortization over periods shorter than the stated service periods. The 2008 and 2007 net of tax share-based compensation expense reflected approximately $6 million and $2 million, respectively, of accelerated amortization over periods shorter than the stated service periods.

2008 Stock Incentive Plan

In May 2008, the Corporation’s shareholders approved the Thomas & Betts Corporation 2008 Stock Incentive Plan, which expires in 2018, unless terminated earlier. Pursuant to the terms of the plan, the Corporation may grant to certain employees and nonemployee directors of the Corporation and certain of its subsidiaries, incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock grants and stock credits. The maximum number of shares of the Corporation’s common stock available under the plan for all types of awards is 4,500,000. The maximum number of shares of the Corporation’s common stock available under the plan for restricted stock, restricted stock units, stock grants and stock credits is 825,000. Restricted stock represents nonvested shares, with compensation expense recognized over the requisite service period (vesting period). Option grants to purchase common stock for cash have a term not to exceed 10 years and a strike price not less than the fair market value on the grant date. For awards to employees under the plan, nonvested restricted stock awards cliff-vest in three years from the award date. Stock option grants to purchase common stock have graded-vesting of one-third increments beginning on the anniversary of the date of grant. Nonvested restricted stock awards to nonemployee directors cliff-vest in one year from the award date.

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

Methods Used to Measure Compensation

Stock Options

The Corporation’s option grants qualify for classification as equity and such grants contain no provisions to allow an employee to force cash settlement by the Corporation. The Corporation’s options do not contain future market or performance conditions. The fair value of grants has been estimated on the grant date using a Black-Scholes-Merton option-pricing model. The measurement date is the grant date. The Corporation has elected a straight-line amortization method over the requisite service period (vesting period). The Corporation’s current estimate of forfeitures ranges from 1.5% to 5.0%. Compensation expense associated with option grants was recorded as selling, general and administrative (“SG&A”) expense and cost of sales, similar to other compensation expense.

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

The following are assumptions used in Black-Scholes-Merton valuations:

	2009	2008	2007

Weighted-average volatility	40%-45%	30%-45%	30%
Expected dividends	—%	—%	—%
Expected lives in years	4.0-5.0	4.0-5.0	4.5-5.5
Risk-free rate	2.00%-2.25%	1.50%-3.00%	4.50%-4.75%

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

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

13.	Share-Based Payment Arrangements (Continued)

Summary of Option Activity

The following is a summary of option transactions:

		Weighted-	Weighted-
		Average	Average
	Number	Exercise	Contractual	Aggregate
	of Shares	Price	Term	Intrinsic Value
			(Years)	(In thousands)

Outstanding at December 31, 2006	2,560,687	$30.98	6.24	$42,933
Granted	404,282	47.91
Exercised	(904,858)	27.32
Forfeited or expired	(99,821)	43.58

Outstanding at December 31, 2007	1,960,290	$35.47	6.61	$28,110
Granted	2,163,442	27.36
Exercised	(73,420)	25.63
Forfeited or expired	(173,832)	47.66

Outstanding at December 31, 2008	3,876,480	$30.59	7.86	$9,787

Granted	795,391	36.58
Exercised	(129,938)	22.89
Forfeited or expired	(172,662)	35.02

Outstanding at December 31, 2009	4,369,271	$31.71	7.27	$33,086

Exercisable at December 31, 2007	1,044,843	$28.37	5.13	$22,647

Exercisable at December 31, 2008	1,357,871	$31.40	5.11	$2,372

Exercisable at December 31, 2009	2,227,441	$31.89	5.57	$18,139

The weighted-average grant date fair value of options granted during 2009 was $13.35, during 2008 was $9.43 and during 2007 was $16.91. The total intrinsic value of options exercised during 2009 was $1.6 million, during 2008 was $1.1 million and during 2007 was $25.4 million.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

13.	Share-Based Payment Arrangements (Continued)

Summary of Nonvested Shares Activity

The following is a summary of nonvested shares (restricted stock) transactions:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at December 31, 2006	237,974	$32.51
Granted	135,645	$48.43
Vested	(84,650)	$23.14
Forfeited	—	—

Nonvested at December 31, 2007	288,969	$42.73
Granted	446,709	$26.34
Vested	(103,359)	$32.93
Forfeited	(8,941)	$45.44

Nonvested at December 31, 2008	623,378	$32.57
Granted	165,877	$36.28
Vested	(98,078)	$43.02
Forfeited	(16,519)	$26.47

Nonvested at December 31, 2009	674,658	$32.11

As of December 31, 2009, there was $10.7 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total grant date fair value of restricted stock that vested during 2009 was $4.2 million, during 2008 was $3.4 million and during 2007 was $2.0 million.

Recognized Tax Benefits

During 2009, 2008 and 2007, the Corporation recognized tax benefits (deficits) of $(0.3) million, $0.6 million and $8.9 million, respectively, related to the exercise of stock options and vesting of restricted stock. These adjustments were reflected in additional paid-in capital.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

14.	Pension and Other Postretirement Benefits

The following is information regarding the Corporation’s 2009 and 2008 domestic and international pension benefit and other postretirement benefit obligations:

			Other
			Postretirement
	Pension Benefits		Benefits
(In thousands)	2009	2008	2009	2008

Change in benefit obligation
Benefit obligation at January 1	$483,590	$491,310	$21,166	$25,034
Service cost	12,268	12,410	6	60
Interest cost	30,096	31,785	1,238	1,346
Plan participants’ contributions	91	102	658	644
Plan amendments	—	296	—	—
Actuarial loss (gain)	51,543	(3,035)	2,219	(279)
Foreign-exchange impact	4,927	(14,618)	—	—
Curtailments/settlements(a)	(21,245)	(5,541)	—	(2,561)
Benefits paid	(27,848)	(29,119)	(3,442)	(3,078)

Benefit obligation at December 31	533,422	483,590	21,845	21,166

Change in plan assets
Fair value of plan assets at January 1	319,506	482,820	—	—
Actual return on plan assets	71,052	(123,190)	—	—
Employer contributions:
Qualified pension plans	51,655	1,849	—	—
Non-qualified pension plans	1,827	1,944	—	—
Postretirement benefit plans	—	—	2,784	2,434
Plan participants’ contributions	91	102	658	644
Foreign-exchange impact	4,066	(14,900)	—	—
Curtailments/settlements	(638)	—	—	—
Benefits paid	(27,848)	(29,119)	(3,442)	(3,078)

Fair value of plan assets at December 31	419,711	319,506	—	—

Funded status:
Benefit obligation in excess of plan assets	$113,711	$164,084	$21,845	$21,166

(a)	Amounts in 2009 reflect a plan to freeze future benefits of The Thomas & Betts Pension Plan. Amounts in 2008 reflect primarily curtailments of benefit plans associated with the Lamson & Sessions acquisition.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

14.	Pension and Other Postretirement Benefits (Continued)

Pre-tax amounts recognized in the balance sheet for pension and other postretirement benefits included the following components:

			Other
			Postretirement
	Pension Benefits		Benefits
(In thousands)	2009	2008	2009	2008

Prepaid benefit cost (non-current asset)	$(365)	$(4,617)	$—	$—
Accrued benefit liability:
Current liability	10,476	1,548	2,872	2,847
Non-current liability	103,600	167,153	18,973	18,319

Total accrued benefit liability	114,076	168,701	21,845	21,166

Net amount recognized	$113,711	$164,084	$21,845	$21,166

Pre-tax amounts recognized in accumulated other comprehensive income consist of:

			Other
	Pension		Postretirement
	Benefits		Benefits
(In thousands)	2009	2008	2009	2008

Net actuarial loss (gain)	$177,745	$206,374	$1,484	$(626)
Prior service cost (credit)	6,734	8,042	(375)	(627)
Net transition obligation (asset)	(44)	(52)	2,299	3,066

	$184,435	$214,364	$3,408	$1,813

The accumulated benefit obligation for all pension plans was $521.4 million at December 31, 2009 and $451.8 million at December 31, 2008.

Assumed weighted-average rates used in determining the benefit obligations were:

			Other
	Pension Benefits		Postretirement Benefits
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008

Discount rate	5.62%	6.30%	5.00%	6.25%
Rate of increase in compensation level	3.18%	4.01%	—%	—%

Reflected in the weighted-average rates above used in determining the benefit obligations are the U.S. discount rates of 5.63% for 2009 and 6.25% for 2008.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

14.	Pension and Other Postretirement Benefits (Continued)

The following information is for pension plans with plan assets in excess of accumulated benefit obligation:

	December 31,	December 31,
(In thousands)	2009	2008

Projected benefit obligation	$33,489	$37,058
Accumulated benefit obligation	21,453	35,221
Fair value of plan assets	33,085	41,390

The following information is for pension plans with plan assets less than accumulated benefit obligation:

	December 31,	December 31,
(In thousands)	2009	2008

Projected benefit obligation	$499,333	$446,532
Accumulated benefit obligation	489,164	416,553
Fair value of plan assets	386,626	278,116

The Corporation maintains non-qualified supplemental pension plans covering certain key employees, which provide for benefit payments that exceed the limit for deductibility imposed by income tax regulations. The projected benefit obligation above related to these unfunded plans was $53.6 million at December 31, 2009 and $42.6 million at December 31, 2008.

Net periodic cost for the Corporation’s pension and other postretirement benefits for 2009, 2008 and 2007 included the following components:

				Other
	Pension Benefits			Postretirement Benefits
(In thousands)	2009	2008	2007	2009	2008	2007

Service cost	$12,268	$11,779	$11,139	$6	$60	$121
Interest cost	30,096	30,229	23,216	1,238	1,346	1,064
Expected return on plan assets	(26,560)	(39,210)	(31,953)	—	—	—
Plan net loss (gain)	15,172	2,462	4,181	(138)	121	562
Prior service cost (gain)	1,096	1,135	1,068	(252)	(238)	(225)
Transition obligation (asset)	(10)	(14)	(15)	766	766	766
Curtailment and settlement loss/(gain)(a)	1,958	(938)	198	—	(477)	—

Net periodic benefit cost	$34,020	$5,443	$7,834	$1,620	$1,578	$2,288

(a)	Amounts in 2009 reflect a plan to freeze future benefits of The Thomas & Betts Pension Plan. Amounts in 2008 reflect primarily curtailments of benefit plans associated with the Lamson & Sessions acquisition.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

14.	Pension and Other Postretirement Benefits (Continued)

During 2007, the Board of Directors of the Corporation approved an amendment to one of the Corporation’s major domestic pension plans covering non-bargaining employees (The Thomas & Betts Pension Plan) that precludes entry to employees hired after December 31, 2007.

During the fourth quarter of 2009, the Board of Directors of the Corporation approved a plan for the suspension of future pension plan benefit accruals (“freeze”) after December 31, 2010 for the domestic non-bargaining plan participants under The Thomas & Betts Pension Plan. Additionally, the Corporation will provide as a replacement benefit certain non-elective contributions, including certain transition benefits, under its existing domestic defined contribution plan. As a result of the plan to freeze defined benefits effective December 31, 2010, the Corporation reduced the plan’s projected benefit obligation as of December 31, 2009 by approximately $21 million, increased shareholders’ equity-accumulated other comprehensive income (loss) by a similar amount, net-of-tax, and recognized a negligible curtailment loss during 2009.

The following table summarizes components included in accumulated other comprehensive income.

					Included in
	Defined Benefit Pension and Other Postretirement Plans				Accumulated
				Pension Related	Other
	Net Actuarial	Prior Service	Net Transition	Tax Valuation	Comprehensive
(In thousands)	Gains (Losses)	Credit (Cost)	Asset (Obligation)	Adjustment	Income

Pre-Tax:
Balance at December 31, 2006	$(89,424)	$(8,714)	$(4,498)	$—	$(102,636)
Comprehensive Income	30,397	680	749	—	31,826

Balance at December 31, 2007	(59,027)	(8,034)	(3,749)	—	(70,810)
Comprehensive Income (Loss)	(146,721)	619	735	—	(145,367)

Balance at December 31, 2008	(205,748)	(7,415)	(3,014)	—	(216,177)
Comprehensive Income (Loss)	26,519	1,056	759	—	28,334

Balance at December 31, 2009	$(179,229)	$(6,359)	$(2,255)	$—	$(187,843)

Tax Impacts:
Balance at December 31, 2006	$32,393	$3,236	$1,720	$(10,977)	$26,372
Comprehensive Loss	(11,291)	(294)	(287)	—	(11,872)

Balance at December 31, 2007	21,102	2,942	1,433	(10,977)	14,500
Comprehensive Income (Loss)	56,051	(243)	(283)	—	55,525

Balance at December 31, 2008	77,153	2,699	1,150	(10,977)	70,025
Comprehensive Income (Loss)	(10,969)	(402)	(289)	—	(11,660)

Balance at December 31, 2009	$66,184	$2,297	$861	$(10,977)	$58,365

Net of Tax:
Balance at December 31, 2006	$(57,031)	$(5,478)	$(2,778)	$(10,977)	$(76,264)
Comprehensive Income	19,106	386	462	—	19,954

Balance at December 31, 2007	(37,925)	(5,092)	(2,316)	(10,977)	(56,310)
Comprehensive Income (Loss)	(90,670)	376	452	—	(89,842)

Balance at December 31, 2008	(128,595)	(4,716)	(1,864)	(10,977)	(146,152)
Comprehensive Income (Loss)	15,550	654	470	—	16,674

Balance at December 31, 2009	$(113,045)	$(4,062)	$(1,394)	$(10,977)	$(129,478)

The remaining balance for pension related tax valuation adjustment relates to a prior income tax valuation allowance recognized in accumulated other comprehensive income. The December 31,

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

14.	Pension and Other Postretirement Benefits (Continued)

2009 balance of net actuarial losses, prior service costs, and net transition obligation expected to be amortized in 2010 is $11.7 million, $0.9 million and $0.8 million, respectively.

The Corporation’s contributions to all qualified pension plans were $52 million in 2009 and $2 million in each of the years 2008 and 2007. The Corporation expects 2010 required contributions to its qualified pension plans to be minimal.

The following pension and other postretirement benefit payments, which reflect expected future service, as appropriate, are as follows:

		Other Post-
	Pension	retirement
(In millions)	Benefits	Benefits

2010	$37.3	$2.9
2011	29.0	2.5
2012	30.4	2.4
2013	31.1	2.3
2014	51.2	2.1
2015 – 2019	166.9	8.2

Expected benefit payments over next ten years	$345.9	$20.4

Assumed weighted-average rates used in determining the net periodic pension cost were:

				Other
	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007

Discount rate	6.30%	6.18%	5.62%	6.25%	6.07%	5.50%
Rate of increase in compensation level	4.01%	4.45%	4.39%	—%	—%	—%
Expected long-term rate of return on plan assets	8.59%	8.41%	8.52%	—%	—%	—%

Reflected in the weighted-average rates above used in determining the net periodic pension benefit cost are the U.S. discount rate of 6.25% for 2009, 6.25% for 2008 and 5.75% for 2007, and the U.S. expected long-term rate of return on plan assets of 8.75% for 2009, 2008 and 2007.

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

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

14.	Pension and Other Postretirement Benefits (Continued)

The assumed annual increases in health care cost at December 31, 2009 and 2008 are:

	2009	2008

Health care cost trend rate assumed for next year	8.0%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2012	2012

Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage-point change in assumed annual increases in health care cost would have the following effects:

	1-Percentage-Point	1-Percentage-Point
(In thousands)	Increase	Decrease

Effect on total of service and interest cost	$54	$(48)
Effect on postretirement benefit obligation	1,134	(1,010)

The financial objectives of the Corporation’s investment policy for pension plan assets are (1) to maximize returns in order to minimize contributions and long-term cost of funding pension liabilities, within reasonable and prudent levels of risk, (2) to match liability growth with the objective of fully funding benefits as they accrue and (3) to achieve annualized returns in excess of the applicable policy benchmark. The Corporation’s asset allocation targets are 43% U.S. domestic equity securities, 15% international equity securities, 26% fixed income and high yield debt securities and 16% other, including alternative investments. As of December 31, 2009 and 2008, no pension plan assets were directly invested in Thomas & Betts Corporation common stock.

The fair values of the Corporation’s pension plan assets at December 31, 2009 by asset category are as follows:

		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)

Asset Category:
Collective trust funds	$287.6	$—	$287.6	$—
Fixed income securities:
Fixed income mutual fund	32.4	32.4	—	—
Other fixed income securities	26.7	26.7	—	—
Equity securities, primarily U.S.	29.8	29.8	—	—
Hedge fund	35.1	—	35.1
Other alternative investments	5.3	—	—	5.3
Cash and equivalents	2.8	2.8	—	—

Balance at December 31, 2009	$419.7	$91.7	$322.7	$5.3

Collective trust funds:  Collective trust funds are comprised of units in commingled funds that are not publicly traded. The underlying assets in these funds (domestic and foreign equity securities and fixed income securities) are publicly traded on exchanges and price quotes for the assets held by these funds are readily available. The investment strategies of these funds are to invest in specific sectors or securities consistent with the overall investment policy of the Corporation. A significant

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

14.	Pension and Other Postretirement Benefits (Continued)

portion of the underlying assets in these funds are invested in domestic large-cap, mid-cap and small-cap equity securities. Collective trust funds have been classified as Level 2.

Fixed income securities:  Fixed income securities include a publicly traded bond mutual fund comprised principally of U.S. government bonds. Fixed income securities also reflect directly held domestic and foreign government bonds and corporate bonds. Such securities are measured using quoted market prices which are readily available. Fixed income securities have been classified as Level 1.

Equity securities:  Equity securities represent directly held domestic and foreign common stocks. Such securities are publicly traded on exchanges and price quotes for these assets are readily available. Equity securities have been classified as Level 1.

Hedge fund:  The hedge fund operates as a “fund of funds” investing in a group of funds or other pooled investment vehicles (“sub-funds”) and the fund’s investment objective is to seek attractive risk-adjusted rates of return through investment in a diversified portfolio of assets. The hedge fund is valued based on net asset values (“NAV”) calculated by the sub-fund managers, as well as other considerations of the hedge fund manager. This information is generally not publicly available. Due to the hedge fund having a redemption period of 90 days or less, the Corporation has elected as a practical expedient to reflect the hedge fund fair value on the basis of NAV and has classified it as Level 2.

The following is a reconciliation of the fair value activity of assets valued with fair value measurements using significant unobservable inputs:

Fair Value
Measurements
Using Significant
Unobservable Inputs
(Level 3)
Other Alternative
(In millions)	Investments

Balance at December 31, 2008	$6.2
Actual return on plan assets	(1.0)
Purchases, sales and settlements	0.1

Balance at December 31, 2009	$5.3

Other Benefits

The Corporation sponsors defined contribution plans for its U.S. employees for which the Corporation makes matching contributions based on percentages of employee contributions and non-elective contributions. The cost of these plans was $6.3 million in 2009, $7.1 million in 2008 and $4.5 million in 2007.

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

Future minimum payments under non-cancelable operating leases consisted of the following at December 31, 2009:

Operating
(In thousands)	Leases

2010	$15,711
2011	11,919
2012	9,160
2013	7,404
2014	3,536
Thereafter	7,148

Total minimum operating lease payments	$54,878

Rent expense for operating leases was $30.6 million in 2009, $32.5 million in 2008, and $25.7 million in 2007.

16.	Other Financial Data

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

In 2008, the Corporation’s Board of Directors approved a share repurchase plan that authorized the Corporation to buy an additional 5,000,000 of its common shares. In 2008, the Corporation repurchased, with available cash resources, 2,425,000 common shares through open-market transactions. During 2009, the Corporation repurchased, with available cash resources, 1,000,000 common shares through open-market transactions. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires in October 2010.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

16.	Other Financial Data (Continued)

Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income, net of taxes.

	December 31,	December 31,
(In thousands)	2009	2008

Cumulative translation adjustment	$44,110	$(26,427)
Net actuarial gains (losses)	(113,045)	(128,595)
Prior service credit (cost)	(4,062)	(4,716)
Net transition asset (obligation)	(1,394)	(1,864)
Pension related tax valuation adjustment(a)	(10,977)	(10,977)
Unrealized gain (loss) on interest rate swap	(17,642)	(24,404)

Accumulated other comprehensive income (loss)	$(103,010)	$(196,983)

(a)	The remaining balance at December 31, 2009 for pension related tax valuation adjustment relates to a prior income tax valuation allowance recognized in accumulated other comprehensive income.

Other Financial Disclosures

Depreciation expense was $49.3 million in 2009, $53.9 million in 2008 and $49.5 million in 2007.

Research, development and engineering expenditures were $34.9 million in 2009, $35.1 million in 2008 and $29.9 million in 2007. These expenditures are included in cost of sales.

The Corporation expenses the cost of advertising as it is incurred. Total advertising expense was $16.4 million in 2009, $20.9 million in 2008 and $20.9 million in 2007.

Interest expense, net in the accompanying consolidated statements of operations includes interest income of $0.8 million in 2009, $4.7 million in 2008 and $10.6 million in 2007.

Foreign exchange gain (loss) included in the accompanying consolidated statements of operations was $1.8 million in 2009, $(7.7) million in 2008 and $(2.3) million in 2007.

Accrued liabilities included salaries, fringe benefits and other compensation of $45.0 million in 2009 and $55.0 million in 2008.

In conjunction with the Lamson & Sessions Co. acquisition, the Corporation assumed the liability under employment agreements with certain former executives of that company. Restricted cash for funding associated with the employment agreements was approximately $3 million at December 31, 2009 and $8 million at December 31, 2008. In 2009, the Corporation has paid approximately $5 million to former executive officers from restricted cash and approximately $0.8 million related to income tax gross-up provisions from available cash resources. In 2008, the Corporation paid approximately $9 million to former executive officers from restricted cash and approximately $5 million related to income tax gross-up provisions from available cash resources.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

16.	Other Financial Data (Continued)

The following table reflects activity for accounts receivable allowances, sales discounts and allowances, quantity and price rebates, and bad debts during the three years ended December 31, 2009:

	Balance at				Balance at
	Beginning	Acquired			End
(In thousands)	of Year	Balances	Provisions	Deductions	of Year

2009	$91,419	$—	$252,062	$(271,664)	$71,817
2008	$85,356	$130	$332,997	$(327,064)	$91,419
2007	$79,493	$6,420	$263,664	$(264,221)	$85,356

17.	Segment and Other Related Disclosures

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

The Electrical segment designs, manufactures and markets thousands of different electrical connectors, components and other products for industrial, construction, utility and communications applications. The Steel Structures segment designs, manufactures and markets highly engineered steel transmission structures. The HVAC segment designs, manufactures and markets heating and ventilation products for commercial and industrial buildings. The Company’s U.S. Electrical and International Electrical operating segments have been aggregated in the Electrical reporting segment since they have similar economic characteristics as well as similar products and services, production processes, types of customers and methods used for distributing their products.

As a result of the Corporation’s decision to divest the PVC and HDPE pipe operations acquired as part of Lamson & Sessions Co., operating results for the pipe business are reported as “discontinued operations” and are shown on a net basis on the consolidated financial statements. These results are not included in segment reporting.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

17.	Segment and Other Related Disclosures (Continued)

Segment Information

(In thousands)	2009	2008	2007

Net Sales
Electrical	$1,554,326	$2,103,121	$1,766,598
Steel Structures	234,462	231,554	227,356
HVAC	109,912	139,149	142,934

Total	$1,898,700	$2,473,824	$2,136,888

Segment Earnings
Electrical	$270,154	$416,732	$352,901
Steel Structures	47,433	44,336	42,623
HVAC	18,213	25,693	27,175

Total	$335,800	$486,761	$422,699

Capital Expenditures
Electrical	$34,983	$34,508	$32,754
Steel Structures	5,495	4,187	6,358
HVAC	628	3,399	1,601

Total	$41,106	$42,094	$40,713

Depreciation and Amortization
Electrical	$68,029	$72,327	$49,865
Steel Structures	3,777	3,730	3,442
HVAC	2,427	2,628	3,017

Total	$74,233	$78,685	$56,324

Total Assets
Electrical	$1,608,746	$1,727,522	$2,063,759
Steel Structures	144,201	147,426	132,772
HVAC	43,109	52,147	53,912

Total	$1,796,056	$1,927,095	$2,250,443

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

17.	Segment and Other Related Disclosures (Continued)

The following are reconciliations of the reportable segments to the consolidated Corporation:

(In thousands)	2009	2008	2007

Earnings from Continuing Operations Before Income Taxes
Total reportable segment earnings	$335,800	$486,761	$422,699
Corporate expense	(47,423)	(41,634)	(62,768)
Depreciation, amortization and share-based compensation expense	(91,421)	(99,864)	(70,243)
Intangible asset impairment	(5,794)	(32,700)	—
Interest expense, net	(35,483)	(43,426)	(23,521)
Loss on extinguishment of debt	(6,391)	—	—
Other (expense) income, net	1,846	(7,737)	(2,276)
Gain on sale of equity interest	—	169,684	—

Earnings from continuing operations before income taxes	$151,134	$431,084	$263,891

Total Assets
Total from reportable segments	$1,796,056	$1,927,095	$2,250,443
General corporate	657,351	483,507	317,343

Total	$2,453,407	$2,410,602	$2,567,786

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

18.	Financial Information Relating to Operations in Different Geographic Areas

The Corporation conducts business in three principal areas: U.S., Canada and Europe. Net sales are attributed to geographic areas based on customer location.

(In thousands)	2009	2008	2007

Net Sales
U.S.	$1,244,268	$1,622,819	$1,394,139
Canada	331,776	433,490	382,336
Europe	209,251	268,650	240,108
Other countries	113,405	148,865	120,305

Total	$1,898,700	$2,473,824	$2,136,888

Long-lived Assets
U.S.	$1,143,150	$1,181,926	$1,295,321
Canada	171,835	145,997	163,968
Europe	123,660	125,095	154,120
Other countries	22,329	22,842	26,937

Total	$1,460,974	$1,475,860	$1,640,346

Export sales originating in the U.S. were approximately $58 million in 2009, $64 million in 2008, and $62 million in 2007.

19.	Contingencies

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

Environmental Matters

Under the requirements of the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, (the “Superfund Act”) and certain other laws, the Corporation is potentially liable for the cost of clean-up at various contaminated sites identified by the United States Environmental Protection Agency and other agencies. The Corporation has been notified that it is named a potentially responsible party (“PRP”) at various sites for study and clean-up costs. In some cases there are several named PRPs and in others there are hundreds. The Corporation

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

The Corporation’s accrual for probable environmental costs was approximately $11 million and $14 million as of December 31, 2009 and 2008, respectively. The Corporation is not able to predict the extent of its ultimate liability with respect to all of its pending or future environmental matters, and liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the operating results of any single quarter or year in the future. The operation of manufacturing plants involves a high level of susceptibility in these areas, and there is no assurance that the Corporation will not incur material environmental or occupational health and safety liabilities in the future. Moreover, expectations of remediation expenses could be affected by, and potentially significant expenditures could be required to comply with, environmental regulations and health and safety laws that may be adopted or imposed in the future. Future remediation technology advances could adversely impact expectations of remediation expenses.

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

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

19.	Contingencies (Continued)

The following table provides the changes in the Corporation’s accruals for estimated product warranties:

(In thousands)	2009	2008	2007

Balance at beginning of year	$3,112	$3,894	$1,737
Acquired liabilities for warranties	—	—	2,714
Liabilities accrued for warranties issued during the year	1,605	2,648	1,486
Changes in liability for pre-existing warranties during the year, including expirations	(137)	11	697
Warranty claims paid during the year	(1,516)	(3,441)	(2,740)

Balance at end of year	$3,064	$3,112	$3,894

The Corporation also continues to monitor events that are subject to guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees and indemnifications at fair value when those losses are estimable.

20.	Subsequent Events

Management performed an evaluation of the Corporation’s activities through the time of filing this Annual Report on Form 10-K and has concluded that there are no significant subsequent events requiring recognition or disclosure in these consolidated financial statements.

Thomas & Betts Corporation and Subsidiaries

SUPPLEMENTARY FINANCIAL DATA

(In thousands, except per share data)	2009	2008
	(Unaudited)

First Quarter
Net sales	$459,835	$595,504
Gross profit	137,408	186,261
Net earnings	26,069	38,252
Per share net earnings(a)
Basic	0.50	0.66
Diluted	0.49	0.66

Second Quarter
Net sales	$460,996	$641,317
Gross profit	131,943	199,975
Net earnings	22,661	147,840	(b)
Per share net earnings(a)
Basic	0.43	2.56
Diluted	0.43	2.54

Third Quarter
Net sales	$485,075	$665,679
Gross profit	147,590	208,273
Net earnings	32,111	62,159
Per share net earnings(a)
Basic	0.62	1.10
Diluted	0.61	1.09

Fourth Quarter
Net sales	$492,794	$571,324
Gross profit	152,942	181,471
Net earnings	27,069	17,080
Per share net earnings(a)
Basic	0.52	0.31
Diluted	0.51	0.31

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting is on page 40 of this Form 10-K and is incorporated by reference into this Item.

(c)	Changes in Internal Control over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS	DIRECTORS

Dominic J. Pileggi
Chairman of the Board,
and Chief Executive Officer

William E. Weaver, Jr.
Senior Vice President and
Chief Financial Officer

Charles L. Treadway
Senior Vice President and
Group President — Electrical

Imad Hajj
Senior Vice President — Global
Operations

J.N. Raines
Vice President — General Counsel and Secretary

Stanley P. Locke
Vice President — Business
Development and Strategic
Planning	Dominic J. Pileggi
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
Director since 1996(3)

Rufus H. Rivers
Managing Director
RJL Equity Partners, LLC
Director since 2008(1)

Kevin L. Roberg
Former President and Chief Executive
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

As of December 31, 2009, we had the following compensation plans under which common stock has been issued or may be issued.

			Number of securities
			remaining available
			for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price of	compensation plans
	exercise of	outstanding	(excluding securities
	outstanding options,	options, warrants	reflected in
	warrants and rights	and rights	column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders
2008 Stock Incentive Plan	2,168,303	$25.36	1,791,600 *
Equity Compensation Plan	1,689,149	43.05	—
Non-employee Directors Equity Compensation Plan	50,283	34.43	—
1993 Management Stock Ownership Plan	214,355	19.80	—
Equity compensation plans not approved by security holders
Deferred Fee Plan for Non-employee Directors	26,515	—	—
Non-employee Directors Stock Option Plan	79,000	20.19	—
2001 Stock Incentive Plan	168,181	19.49	—

Total	4,395,786	$31.71	1,791,600

*	Of the 1,791,600 securities remaining available for future issuance under the 2008 Stock Incentive Plan, 1,482,885 may only be issued as stock options or stock appreciation rights and 308,715 may be issued as restricted stock, restricted stock units, stock grants, stock credits, performance stock, performance stock units, stock appreciation rights or stock options.

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

The following documents are filed as a part of this Report:

1. Financial Statements

The following financial statements, related notes and reports of the independent registered public accounting firm are filed with this Annual Report in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for 2009, 2008 and 2007

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Cash Flows for 2009, 2008 and 2007

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for 2009, 2008 and 2007

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material, or the required information is included in the financial statements listed above or the notes.

3. Exhibits

The Exhibit Index on pages E-1 through E-6 is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Thomas & Betts Corporation
(Registrant)

Date: February 16, 2010

By:	/s/ Dominic J. Pileggi
Dominic J. Pileggi
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dominic J. Pileggi Dominic J. Pileggi	Chairman of the Board, and Chief Executive Officer (Principal Executive Officer)	February 16, 2010
/s/ Jeananne K. Hauswald Jeananne K. Hauswald	Director	February 16, 2010
/s/ Dean Jernigan Dean Jernigan	Director	February 16, 2010
/s/ Ronald B. Kalich, Sr. Ronald B. Kalich, Sr.	Director	February 16, 2010
/s/ Kenneth R. Masterson Kenneth R. Masterson	Director	February 16, 2010
/s/ Jean-Paul Richard Jean-Paul Richard	Director	February 16, 2010
/s/ Rufus H. Rivers Rufus H. Rivers	Director	February 16, 2010
/s/ Kevin L. Roberg Kevin L. Roberg	Director	February 16, 2010
/s/ David D. Stevens David D. Stevens	Director	February 16, 2010
/s/ William H. Waltrip William H. Waltrip	Director	February 16, 2010
/s/ William E. Weaver, Jr. William E. Weaver, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 16, 2010
/s/ David L. Alyea David L. Alyea	Vice President — Controller	February 16, 2010

PART IV

EXHIBIT INDEX

Exhibit No.		Description of Exhibit

3.1		Amended and Restated Charter of Thomas & Betts Corporation (Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).
3.2		Amended and Restated Bylaws of Thomas & Betts Corporation (Filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
3.3		Amended and Restated Bylaws of Thomas & Betts Corporation (Filed as Exhibit 3.1 to the Registrants’ Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).
4.1		Second Supplemental Indenture dated as of February 10, 1998, between Thomas & Betts Corporation and The Chase Manhattan Bank, as Trustee (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 2, 1998 and incorporated herein by reference).
4.2		Third Supplemental Indenture dated as of May 7, 1998 between Thomas & Betts Corporation and The Chase Manhattan Bank, as Trustee (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 4, 1998 and incorporated herein by reference).
4.3		Trust Indenture dated as of August 1, 1998 between Thomas & Betts Corporation and The Bank of New York, as Trustee (Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 dated December 3, 2008 and incorporated herein by reference).
4.4		Supplemental Indenture No. 1 dated February 10, 1999, between Thomas and Betts Corporation and The Bank of New York, a Trustee (Filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 dated December 3, 2008 and incorporated herein by reference).
4.5		Supplemental Indenture No. 2 dated May 27, 2003, between Thomas & Betts Corporation and The Bank of New York, as Trustee (Filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 dated December 3, 2008 and incorporated herein by reference).
4.6		Form of Supplemental Indenture No. 3 between Thomas & Betts Corporation and The Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 16, 2009 and incorporated herein by reference).
10	.1†	Thomas & Betts Corporation 1993 Management Stock Ownership Plan, as amended through June 5, 2001, and Forms of Grant Agreement (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001 and incorporated herein by reference).
10	.2†	Deferred Fee Plan for Non-employee Directors as amended and restated effective May 6, 1998 (Filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999 and incorporated herein by reference).

Page E-1 of E-6

Exhibit No.		Description of Exhibit

10	.3†	Restricted Stock Plan for Non-employee Directors as amended March 7, 2003 (Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10	.4†	Non-employee Directors Stock Option Plan and Form of Stock Option Agreement, as amended March 9, 2001 (Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).
10	.5†	Thomas & Betts Corporation 2001 Stock Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-8 dated May 2, 2001 (File No. 333-60074), and incorporated herein by reference).
10	.6†	Executive Retirement Plan, as amended February 4, 2004 (Filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10	.7†	Non-employee Directors Equity Compensation Plan (Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10	.8†	Form of Non-Qualified Stock Option Agreement pursuant to the Thomas & Betts Corporation Non-employee Directors Equity Compensation Plan (Filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K dated August 31, 2004 and incorporated herein by reference).
10	.9†	Equity Compensation Plan (Filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10	.10†	Form of Restricted Stock Agreement pursuant to the Thomas & Betts Corporation Equity Compensation Plan (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).
10	.11†	Form of Incentive Stock Option Agreement pursuant to the Thomas & Betts Corporation Equity Compensation Plan (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).
10	.12†	Form of Nonqualified Stock Option Agreement pursuant to the Thomas & Betts Corporation Equity Compensation Plan (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).
10	.13†	Form of Restricted Stock Agreement Pursuant to Thomas & Betts Corporation Non-employee Directors Equity Compensation Plan. (Filed as Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.)
10.14		Credit Agreement, dated June 25, 2003, among Thomas & Betts Corporation, as borrower, certain of its subsidiaries, as guarantors, the lenders listed therein, Wachovia Bank, National Association, as issuing bank, Wachovia Securities, Inc., as arranger, and Wachovia Bank, National Association, as administrative agent (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference).

Page E-2 of E-6

Exhibit No.		Description of Exhibit

10.15		Security Agreement, dated June 25, 2003, among Thomas & Betts Corporation and certain of its subsidiaries, as grantors, and Wachovia Bank, National Association, as administrative agent. (Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003 and incorporated herein by reference).
10.16		Amended and Restated Credit Agreement dated as of June 14, 2005 among Thomas & Betts Corporation, as Borrower, The Guarantors Party Thereto, The Financial Institutions Party Thereto, Bank of America, N.A., Suntrust Bank and Regions Bank, as Co-Syndication Agents, LaSalle Bank, N.A., as Documentation Agent and Wachovia Bank, National Association, as Administrative Agent, Swing Bank and Issuing Bank (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 14, 2005 and incorporated herein by reference).
10.17		First Amendment to Amended and Restated Credit Agreement dated August 12, 2005, among Thomas & Betts Corporation, as Borrower, the Lenders named therein, and Wachovia Bank, National Association, as Administrative Agent (Filed as Exhibit 10.1 to the Registrant’s Current Report of Form 8-K dated August 17, 2005 and incorporated herein by reference).
10.18		Second Amendment to Amended and Restated Credit Agreement dated December 18, 2006, as borrower, the lenders party thereto, and Wachovia Bank National Association, as administrative agent (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 18, 2006, and incorporated herein by reference).
10	.19†	Amended and Restated Thomas & Betts Corporation Pension Restoration Plan (Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated September 11, 2007 and incorporated herein by reference).
10	.20†	Amended and Restated Termination Protection Agreement (Locke) (Filed as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K dated September 11, 2007 and incorporated herein by reference).
10.21		Amended and Restated Thomas & Betts Corporation Indemnification Agreement (Filed as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K dated September 11, 2007 and incorporated herein by reference).
10.22		Second Amended and Restated Credit Agreement dated October 16, 2007, among Thomas & Betts Corporation, as Borrower, the Lenders party hereto, and Wachovia Bank, N.A., as Administrative Agent, and Wachovia Capital Markets, LLC and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Runners (Filed as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K dated October 17, 2007 and incorporated herein by reference).
10	.23†	Health Benefits Continuation Agreement dated September 5, 2007 between Thomas & Betts Corporation and Dominic J. Pileggi (Filed as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K dated September 11, 2007 and incorporated herein by reference).
10	.24†	The Thomas & Betts Corporation Supplemental Executive Investment Plan, Amended and Restated effective as of January 1, 2007 Incorporating Amendments through December 20, 2007 (Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).

Page E-3 of E-6

Exhibit No.		Description of Exhibit

10	.25†	The Thomas & Betts Corporation Management Incentive Plan, as Amended and Restated effective January 1, 2009 (Filed as Exhibit 10.41 to the Registrant’s Current Report on Form 8-K dated May 7, 2008 and incorporated herein by reference).
10	.26†	The Thomas & Betts Corporation 2008 Stock Incentive Plan (Filed as Exhibit 10.42 to the Registrant’s Current Report on Form 8-K dated May 7, 2008 and incorporated herein by reference).
10	.27†	Form of Restricted Stock Agreement pursuant to the Thomas & Betts Corporation 2008 Stock Incentive Plan (Filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).
10	.28†	Form of Nonqualified Stock Option Agreement pursuant to the Thomas & Betts Corporation 2008 Stock Incentive Plan (Filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).
10	.29†	Form of Restricted Stock Agreement for Nonemployee Directors pursuant to the Thomas & Betts Corporation 2008 Stock Incentive Plan (Filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).
10	.30†	Form of Nonqualified Stock Option Agreement for Nonemployee Directors pursuant to the Thomas & Betts Corporation 2008 Stock Incentive Plan. (Filed as Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).
10	.31†	Minority Stock Purchase Agreement, dated as of June 24, 2008 among Thomas & Betts, and Leviton (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 24, 2008).
10	.32†	Termination Protection Agreement, effective December 3, 2008, between William E. Weaver, Jr. and Thomas & Betts Corporation (Filed as Exhibit 10.1 to Registrant’s Current Report of Form 8-K dated December 3, 2008 and incorporated herein by reference).
10	.33†	Executive Retirement Plan, as Amended and Restated Effective January 1, 2005, Including Amendments and Appendix A Adopted through December 3, 2008. (Filed as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).
10	.34†	Amended and Restated Termination Protection Agreement between Thomas & Betts Corporation and Dominic J. Pileggi dated December 16, 2008. (Filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).
10	.35†	Amended and Restated Termination Protection Agreement between Thomas & Betts Corporation and Kenneth W. Fluke dated December 30, 2008. (Filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).
10	.36†	Amended and Restated Termination Protection Agreement between Thomas & Betts Corporation and Imad Hajj dated December 16, 2008. (Filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).

Page E-4 of E-6

Exhibit No.		Description of Exhibit

10	.37†	Amended and Restated Termination Protection Agreement between Thomas & Betts Corporation and J.N. Raines dated December 16, 2008. (Filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).
10	.38†	Amended and Restated Termination Protection Agreement between Thomas & Betts Corporation and William E. Weaver, Jr. dated December 30, 2008. (Filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).
10	.39†	First Amendment to the Amended and Restated Termination Protection Agreement between Thomas & Betts Corporation and Stanley P. Locke dated December 19, 2008. (Filed as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).
10	.40†	First Amendment to the Thomas & Betts Supplemental Executive Investment Plan Effective January 1, 2008. (Filed as Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).
10	.41†	Amended and Restated Termination Protection Agreement between Thomas & Betts Corporation and Stanley P. Locke dated January 15, 2009 (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2009 and incorporated herein by reference).
10	.42†	Termination Protection Agreement, effective May 6, 2009, between Charles L. Treadway and Thomas & Betts Corporation (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 6, 2009 and incorporated herein by reference).
10	.43†	Retirement and Consulting Agreement between Kenneth W. Fluke and Thomas & Betts Corporation executed June 8, 2009 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 8, 2009 and incorporated herein by reference).
10	.44†	First Amendment to Retirement and Consulting Agreement between Thomas & Betts Corporation and Kenneth W. Fluke executed September 2, 2009 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 2, 2009 and incorporated herein by reference).
10	.45†	Amendment to the Thomas & Betts Corporation Executive Retirement Plan, dated December 2, 2009 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 2, 2009 and incorporated herein by reference).
10	.46†	Second Amendment to the Thomas & Betts Supplemental Executive Investment Plan (As Amended and Restated Effective January 1, 2007 and executed July 23, 2009).
10.47		First Amendment to Second Amended and Restated Credit Agreement dated as of November 13, 2009 between Thomas & Betts Corporation, as Borrower, the Lenders named therein and Wachovia Bank, as Administrative Agent.
12		Statement re Computation of Ratio of Earnings to Fixed Charges.
21		Subsidiaries of the Registrant.
23		Consent of KPMG LLP.
31.1		Certification of Principal Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a).

Page E-5 of E-6

Exhibit No.	Description of Exhibit

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a).
32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. § 1350 and not filed as part of the Report or as a separate disclosure document.
32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. § 1350 and not filed as part of the Report or as a separate disclosure document.

†	Management contract or compensatory plan or arrangement.

Page E-6 of E-6