Form 10-Q
period 2010-03-31
THOMAS & BETTS CORP
filed 2010-04-30
CIK 97854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Title of Each Class	at April 26, 2010

Common Stock, $.10 par value	52,794,905

Thomas & Betts Corporation and Subsidiaries

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Report includes “forward-looking comments and statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts regarding Thomas & Betts Corporation and are subject to risks and uncertainties in our operations, business, economic and political environment. For further explanation of these risks and uncertainties, see Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2009. Forward looking statements contain words such as:

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

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Quarter Ended
	March 31,
	2010	2009

Net sales	$469,539	$459,835
Cost of sales	331,146	322,427

Gross profit	138,393	137,408
Selling, general and administrative	89,745	92,610

Earnings from operations	48,648	44,798
Interest expense, net	(8,371)	(9,461)
Other (expense) income, net	130	1,905

Earnings before income taxes	40,407	37,242
Income tax provision	12,455	11,173

Net earnings	$27,952	$26,069

Earnings per share:
Basic	$0.54	$0.50

Diluted	$0.53	$0.49

Average shares outstanding:
Basic	52,067	52,569
Diluted	53,005	52,952

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$466,524	$478,613
Restricted cash	2,918	2,918
Receivables, net	243,184	197,640
Inventories	222,905	209,268
Deferred income taxes	32,067	31,062
Prepaid income taxes	2,984	7,340
Other current assets	17,942	17,142

Total Current Assets	988,524	943,983

Property, plant and equipment, net	291,069	296,820
Goodwill	904,588	902,053
Other intangible assets, net	247,985	243,930
Other assets	63,868	66,621

Total Assets	$2,496,034	$2,453,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$449	$522
Accounts payable	157,390	149,556
Accrued liabilities	121,272	113,654
Income taxes payable	7,375	8,849

Total Current Liabilities	286,486	272,581

Long-Term Liabilities
Long-term debt, net of current maturities	638,088	638,014
Long-term benefit plan liabilities	123,463	122,573
Deferred income taxes	8,820	8,723
Other long-term liabilities	68,436	70,307
Contingencies (Note 15)
Shareholders’ Equity
Common stock	5,196	5,179
Additional paid-in capital	70,319	63,835
Retained earnings	1,403,157	1,375,205
Accumulated other comprehensive income (loss)	(107,931)	(103,010)

Total Shareholders’ Equity	1,370,741	1,341,209

Total Liabilities and Shareholders’ Equity	$2,496,034	$2,453,407

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Quarter Ended
	March 31,
	2010	2009

Cash Flows from Operating Activities:
Net earnings	$27,952	$26,069
Adjustments:
Depreciation and amortization	18,889	18,788
Share-based compensation expense	3,633	2,808
Deferred income taxes	1,882	218
Incremental tax benefits from share-based payment arrangements	(598)	—
Changes in operating assets and liabilities, net:
Receivables	(39,084)	10,076
Inventories	(12,557)	8,227
Accounts payable	(134)	(38,575)
Accrued liabilities	5,916	(22,963)
Income taxes payable	3,002	(2,738)
Other	4,753	4,214

Net cash provided by (used in) operating activities	13,654	6,124

Cash Flows from Investing Activities:
Purchases of businesses, net of cash acquired	(21,395)	—
Purchases of property, plant and equipment	(5,315)	(11,421)
Restricted cash used for change in control payments	—	2,356
Other	5	867

Net cash provided by (used in) investing activities	(26,705)	(8,198)

Cash Flows from Financing Activities:
Stock options exercised	3,326	54
Repayment of debt and other borrowings	(72)	(148,149)
Revolving credit facility proceeds (repayments), net	—	125,000
Repurchase of common shares	—	(11,139)
Incremental tax benefits from share-based payment arrangements	598	—
Other	(3)	—

Net cash provided by (used in) financing activities	3,849	(34,234)

Effect of exchange-rate changes on cash and cash equivalents	(2,887)	(2,672)

Net increase (decrease) in cash and cash equivalents	(12,089)	(38,980)
Cash and cash equivalents, beginning of period	478,613	292,494

Cash and cash equivalents, end of period	$466,524	$253,514

Cash payments for interest	$5,603	$9,973
Cash payments for income taxes	$8,155	$14,010

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the Corporation’s audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

2.	Basic and Diluted Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

	Quarter Ended
	March 31,
	2010	2009

(In thousands, except per share data)
Net earnings	$27,952	$26,069

Basic shares:
Average shares outstanding	52,067	52,569

Basic earnings per share	$0.54	$0.50

Diluted shares:
Average shares outstanding	52,067	52,569
Additional shares on the potential dilution from stock options and nonvested restricted stock	938	383

	53,005	52,952

Diluted earnings per share	$0.53	$0.49

The Corporation had stock options that were out-of-the-money which were excluded because of their anti-dilutive effect. Such out-of-the money options were associated with 2.2 million shares of common stock for the first quarter of 2010 and 2.6 million shares of common stock for the first quarter of 2009.

3.	Acquisitions

In late January 2010, the Corporation acquired JT Packard & Associates, Inc. (“JT Packard”), the nation’s largest independent service provider for critical power equipment used by industrial and commercial enterprises in a broad array of markets, for approximately $21 million. The purchase price allocation resulted in goodwill of approximately $5.9 million and other intangible assets of approximately $11.4 million, all of which was assigned to the Corporation’s Electrical segment. The results of these operations have been included in the consolidated financial statements of the Corporation since the acquisition date.

Related to a 2007 acquisition, the Corporation recorded a restructuring accrual which included approximately $14 million of severance costs and approximately $8 million of lease cancellation costs. The accrual was recorded as part of the Corporation’s purchase price allocation of the acquired business. At December 31, 2009, there was approximately $3.5 million of remaining accrual. During the first quarter of 2010, the Corporation made payments against the accrual of $0.6 million. At March 31, 2010, the remaining restructuring accrual of $2.9 million consisted of $0.6 million associated with severance costs and $2.3 million related to lease cancellation costs.

4.	Inventories

The Corporation’s inventories at March 31, 2010 and December 31, 2009 were:

	March 31,	December 31,
	2010	2009

(In thousands)
Finished goods	$107,000	$94,184
Work-in-process	25,013	22,933
Raw materials	90,892	92,151

Total inventories	$222,905	$209,268

5.	Property, Plant and Equipment

The Corporation’s property, plant and equipment at March 31, 2010 and December 31, 2009 were:

	March 31,	December 31,
	2010	2009

(In thousands)
Land	$22,969	$23,111
Building	206,072	205,941
Machinery and equipment	718,950	714,303
Construction-in-progress	10,227	11,311

Property, plant and equipment, gross	958,218	954,666
Less: Accumulated depreciation	667,149	657,846

Property, plant and equipment, net	$291,069	$296,820

6.	Goodwill and Other Intangible Assets

The following table reflects activity for goodwill by segment during the first quarter of 2010:

	Quarter Ended March 31, 2010
			Other —
	Balance at		Primarily	Balance at
	Beginning of		Currency	End of
	Period	Additions	Translation	Period

(In thousands)
Electrical	$836,582	$5,910	$(3,323)	$839,169
Steel Structures	64,759	—	—	64,759
HVAC	712	—	(52)	660

	$902,053	$5,910	$(3,375)	$904,588

The following table reflects activity for other intangible assets during the first quarter of 2010:

	Quarter Ended March 31, 2010
				Other —
	Balance at			Primarily	Balance at
	Beginning of		Amortization	Currency	End of
	Period	Additions	Expense	Translation	Period

(In thousands)
Intangible assets subject to amortization	$227,920	$6,800	$—	$(304)	$234,416
Accumulated amortization	(61,112)	—	(6,683)	92	(67,703)

	166,808	6,800	(6,683)	(212)	166,713
Other intangible assets not subject to amortization	77,122	4,600	—	(450)	81,272

Total	$243,930	$11,400	$(6,683)	$(662)	$247,985

7.	Income Taxes

The Corporation’s income tax provision for the first quarter of 2010 was $12.5 million, or an effective rate of 30.8% of pre-tax income, compared to a tax provision in the first quarter of 2009 of $11.2 million, or an effective rate of 30.0% of pre-tax income. The current quarter effective tax rate reflects the impact of the Health Care and Education Reconciliation Act which was signed into law during the first quarter of 2010, which resulted in the Corporation recording a non-cash income tax charge of $0.3 million. The charge relates to a reversal of deferred tax assets due to the elimination, beginning in 2013, of the non-taxable treatment for retiree drug subsidies the Corporation expects to receive from the U.S. government. The effective rate for each period reflects benefits from the Puerto Rican manufacturing operations, which have a significantly lower effective tax rate than the Corporation’s blended statutory tax rate in other jurisdictions.

The Corporation had net deferred tax assets totaling $49.1 million as of March 31, 2010 and $51.1 million as of December 31, 2009. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income. Management believes that it is more-likely-than-not that future taxable income, based on tax laws in effect as of March 31, 2010, will be sufficient to realize the recorded deferred tax assets, net of any valuation allowance.

8.	Comprehensive Income

Total comprehensive income and its components are as follows:

	Quarter Ended
	March 31,
	2010	2009

(In thousands)
Net earnings	$27,952	$26,069
Net unrealized gains (losses) on cash flow hedge, net of tax	64	711
Foreign currency translation adjustments	(7,544)	(9,537)
Amortization of net prior service costs and net actuarial losses, net of tax	2,559	3,024

Comprehensive income	$23,031	$20,267

9.	Fair Value of Financial Instruments

The Corporation’s financial instruments include cash and cash equivalents, restricted cash, short-term receivables and payables and debt. Financial instruments also include an interest rate swap agreement, which is discussed further in Note 10 below. The carrying amounts of the Corporation’s financial instruments generally approximated their fair values at March 31, 2010 and December 31, 2009, except that, based on the borrowing rates available to the Corporation under current market conditions, the fair value of long-term debt (including current maturities) was approximately $648 million at March 31, 2010 and approximately $630 million at December 31, 2009.

10.	Derivative Instruments

The Corporation is exposed to market risk from changes in interest rates, foreign exchange rates and raw material prices, among others. At times, the Corporation may enter into various derivative instruments to manage certain of those risks. The Corporation does not enter into derivative instruments for speculative or trading purposes.

Interest Rate Swap Agreement

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

The Corporation’s interest rate swap was reflected in the Corporation’s consolidated balance sheet in other long-term liabilities at its fair value of $28.6 million as of March 31, 2010 and $28.7 million as of December 31, 2009. This swap is measured at fair value at the end of each reporting period. The Corporation’s fair value estimate was determined using significant unobservable inputs and assumptions (Level 3) and, in addition, the liability valuation reflects the Corporation’s credit standing. The valuation technique utilized by the Corporation to calculate the swap fair value is the income approach. Using inputs for current market expectations of LIBOR rates, Eurodollar futures prices, treasury yields and interest rate swap spreads, this approach compares the present value of a constructed zero coupon yield curve and the present value of an extrapolated forecast of future interest rates. This determined value is then reduced by a credit valuation adjustment that takes into effect the current credit risk of the interest rate swap counterparty or the Corporation, as applicable. The credit valuation adjustment (which was a reduction in the liability) was approximately $0.2 million as of March 31, 2010.

The Corporation’s balance of accumulated other comprehensive income has been reduced by $17.5 million, net of tax of $10.8 million, as of March 31, 2010 and $17.6 million, net of tax of $10.8 million, as of December 31, 2009 to reflect the above interest rate swap liability.

The following is a reconciliation associated with the interest rate swap of the fair value activity using Level 3 inputs during the first quarter of 2010 and 2009:

	Quarter Ended
	March 31,	March 31,
	2010	2009

(In millions)
Asset (liability) at beginning of period	$(28.7)	$(39.7)
Total gains or losses (realized/unrealized):
Included in earnings	(4.5)	(4.2)
Included in other comprehensive income	0.1	1.2
Settlements	4.5	4.1

Asset (liability) at end of period	$(28.6)	$(38.6)

The ineffective portion of the swap reflected in interest expense, net during the first quarter of 2010 and the first quarter of 2009 was immaterial.

Forward Foreign Exchange Contracts

The Corporation had no outstanding forward sale or purchase contracts as of March 31, 2010 or December 31, 2009. The Corporation is exposed to the effects of changes in exchange rates primarily from the Canadian dollar and European currencies. From time to time, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of foreign currencies to mitigate this risk.

Commodities Futures Contracts

During the first quarter of 2010 and the first quarter of 2009, the Corporation had no outstanding commodities futures contracts. The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, copper, zinc, resins and rubber compounds. At times, some of the risk associated with usage of aluminum, copper and zinc has been mitigated through the use of futures contracts that mitigate the price exposure to these commodities.

11.	Debt

The Corporation’s long-term debt at March 31, 2010 and December 31, 2009 was:

	March 31,	December 31,
	2010	2009

(In thousands)
Senior credit facility(a)	$390,000	$390,000
Unsecured notes
5.625% Senior Notes due 2021, net of discount(b)	248,088	248,014
Other, including capital leases	449	522

Long-term debt (including current maturities)	638,537	638,536
Less current maturities	449	522

Long-term debt, net of current maturities	$638,088	$638,014

(a)	Interest is paid monthly.

(b)	Interest is paid semi-annually.

As of March 31, 2010 and December 31, 2009, the Corporation had outstanding $250 million of 5.625% Senior Notes due 2021. The indentures underlying the unsecured notes contain standard covenants such as restrictions on mergers, liens on certain property, sale-leaseback of certain property and funded debt for certain subsidiaries. The indentures also include standard events of default such as covenant default and cross-acceleration.

The Corporation has a revolving credit facility with total availability of $750 million and a five-year term expiring in October 2012. All borrowings and other extensions of credit under the Corporation’s revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the revolving credit facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility. The Corporation pays an annual commitment fee to maintain this facility of 10 basis points. At March 31, 2010 and December 31, 2009, $390 million was outstanding under this facility.

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

Outstanding letters of credit, which reduced availability under the credit facility, amounted to $25.0 million at March 31, 2010. The letters of credit relate primarily to third-party insurance claims processing.

The Corporation has a EUR 10.0 million (approximately US$13.4 million) committed revolving credit facility with a European bank. The Corporation pays an annual commitment fee of 20 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default. This facility has an indefinite maturity, and no borrowings were outstanding as of March 31, 2010 and December 31, 2009.

The Corporation has a CAN 30.0 million (approximately US$29.2 million) committed revolving credit facility with a Canadian bank. The Corporation pays an annual commitment fee of 12.5 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default. This facility matures in 2011, and no borrowings were outstanding as of March 31, 2010 and December 31, 2009.

As of March 31, 2010, the Corporation’s aggregate availability of funds under its credit facilities is approximately $377.6 million, after deducting outstanding letters of credit. The Corporation has the option, at the time of drawing funds under any of the credit facilities, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank.

As of March 31, 2010, the Corporation also had letters of credit in addition to those discussed above that do not reduce availability under the Corporation’s credit facilities. The Corporation had $10.3 million of such additional letters of credit that relate primarily to environmental assurances, third-party insurance claims processing, performance guarantees and acquisition obligations.

12.	Share-Based Payment Arrangements

Share-based compensation expense, net of tax, of $2.3 million was charged against income during the first quarter of 2010 and $1.7 million was charged against income during the first quarter of 2009.

During the first quarter of 2010, the Corporation had 166,848 stock options exercised at a weighted average exercise price of $19.93 per share and had 20,318 stock options forfeited or expired.

13.	Pension and Other Postretirement Benefits

Net periodic cost for the Corporation’s pension and other postretirement benefits included the following components:

	Quarter Ended
			Other
			Postretirement
	Pension Benefits		Benefits
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009

(In thousands)
Service cost	$2,888	$2,819	$2	$—
Interest cost	7,217	7,393	255	308
Expected return on plan assets	(8,208)	(6,598)	—	—
Plan net loss (gain)	2,845	4,604	74	(20)
Prior service cost (gain)	282	277	(63)	(63)
Transition obligation (asset)	(4)	(3)	192	193
Settlement loss (gain)	199	—	—	—

Net periodic benefit cost	$5,219	$8,492	$460	$418

Contributions to our qualified pension plans during the quarters ended March 31, 2010 and 2009 were not significant. We expect required contributions to our qualified pension plans during the remainder of 2010 to be minimal.

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

The Electrical segment designs, manufactures and markets thousands of different electrical connectors, components and other products for industrial, construction, utility and communications applications. The Steel Structures segment designs, manufactures and markets highly engineered tubular steel transmission structures. The HVAC segment designs, manufactures and markets heating and ventilation products for commercial and industrial buildings. The Corporation’s U.S. Electrical and International Electrical operating segments have been aggregated in the Electrical reporting segment since they have similar economic characteristics as well as similar products and services, production processes, types of customers and methods used for distributing their products.

	Quarter Ended
	March 31,
	2010	2009

(In thousands)
Net Sales
Electrical	$383,156	$368,832
Steel Structures	59,897	61,945
HVAC	26,486	29,058

Total	$469,539	$459,835

Segment Earnings
Electrical	$66,876	$57,440
Steel Structures	9,890	14,430
HVAC	4,291	5,722

Segment earnings	81,057	77,592
Corporate expense	(9,887)	(11,198)
Depreciation, amortization and share- based compensation expense	(22,522)	(21,596)
Interest expense, net	(8,371)	(9,461)
Other (expense) income, net	130	1,905

Earnings before income taxes	$40,407	$37,242

15.	Contingencies

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

The following table provides the changes in the Corporation’s accruals for estimated product warranties:

	Quarter Ended
	March 31,
	2010	2009

(In thousands)
Balance at beginning of period	$3,064	$3,112
Liabilities accrued for warranties issued during the period	394	428
Deductions for warranty claims paid during the period	(714)	(474)
Changes in liability for pre-existing warranties during the period, including expirations	3	(56)

Balance at end of period	$2,747	$3,010

The Corporation also continues to monitor events that are subject to guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees and indemnifications at fair value when those losses are estimable.

16.	Share Repurchase Plan

In 2008, the Corporation’s Board of Directors approved a share repurchase plan that authorized the Corporation to buy up to 5,000,000 of its common shares. Through December 31, 2009, the Corporation repurchased, with available cash resources, 3,425,000 common shares through open-market transactions. No shares were repurchased by the Corporation during the first quarter of 2010. During the first quarter of 2009, the Corporation repurchased, with available cash resources, 500,000 common shares through open-market transactions. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires in October 2010.

17.	Subsequent Events

On April 1, 2010, the Corporation acquired PMA AG (“PMA”), a leading European manufacturer of technologically advanced cable protection systems, for approximately $115 million. PMA manufactures high-quality polyamide resin-based flexible conduit and fittings used in a broad variety of industrial applications to protect energy and data cables from external forces such as vibration, heat, fire, cold and tensile stress.

Management performed an evaluation of the Corporation’s activities through the time of filing this Quarterly Report on Form 10-Q and has concluded that, other than the PMA acquisition discussed above, there are no other significant subsequent events requiring recognition or disclosure in these consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Thomas & Betts Corporation is a leading designer and manufacturer of electrical components used in industrial, construction, utility and communications markets. We are also a leading producer of commercial heating and ventilation units used in commercial and industrial buildings and highly engineered steel structures used for utility transmission. We have operations in approximately 20 countries. Manufacturing, marketing and sales activities are concentrated primarily in North America and Europe.

Critical Accounting Policies

The preparation of financial statements contained in this report requires the use of estimates and assumptions to determine certain amounts reported as net sales, costs, expenses, assets or liabilities and certain amounts disclosed as contingent assets or liabilities. Actual results may differ from those estimates or assumptions. Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. We believe our critical accounting policies include the following:

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

test of goodwill and indefinite-lived intangible assets. We perform our annual impairment assessment as of the beginning of the fourth quarter of each year, unless circumstances dictate more frequent interim assessments. In evaluating when an interim assessment of goodwill is necessary, we consider, among other things, the trading level of our common stock, changes in expected future cash flows and mergers and acquisitions involving companies in our industry. In evaluating when an interim assessment of indefinite-lived intangible assets is necessary, we review for significant events or significant changes in circumstances. Our evaluation process did not result in an interim assessment of goodwill or long-lived intangible assets for recoverability for the quarter ended March 31, 2010.

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

•	Long-Lived Assets: We review long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Indications of impairment require significant judgment by management. For purposes of recognizing and measuring impairment of long-lived assets, we evaluate assets at the lowest level of identifiable cash flows for associated product groups. If the sum of the undiscounted expected future cash flows over the remaining useful life of the primary asset in the associated product groups is less than the carrying amount of the assets, the assets are considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, we estimate fair values using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to dispose.

•	Pension and Other Postretirement Benefit Plan Actuarial Assumptions: We recognize the overfunded or underfunded status of benefit plans in our consolidated balance sheets. For purposes of calculating pension and postretirement medical benefit obligations and related costs, we use certain actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these assumptions annually. Other assumptions include employee demographic factors (retirement patterns, mortality and turnover), rate of compensation increase and the healthcare cost trend rate. See additional information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Qualified Pension Plans.

•	Income Taxes: We use the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and requires an evaluation of asset realizability based on a more-likely-than-not criteria. We have valuation allowances for deferred tax assets primarily associated with foreign net operating loss carryforwards and foreign income tax credit carryforwards. Realization of the deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We believe that it is more-likely-than-not that future taxable income, based on enacted tax laws in effect as of March 31, 2010, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances.

•	Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of currently available facts related to each site. The operation of manufacturing plants involves a high level of susceptibility in these areas, and there is no assurance that we will not incur material environmental or occupational health and safety liabilities in the future. Moreover, expectations of remediation expenses could be affected by, and potentially significant expenditures could be required to comply with, environmental regulations and health and safety laws that may be adopted or imposed in the future. Future remediation technology advances could adversely impact expectations of remediation expenses.

Summary of Consolidated Results

	Quarter Ended March 31,
	2010		2009
		% of Net		% of Net
	In Thousands	Sales	In Thousands	Sales

Net sales	$469,539	100.0	$459,835	100.0
Cost of sales	331,146	70.5	322,427	70.1

Gross profit	138,393	29.5	137,408	29.9
Selling, general and administrative	89,745	19.1	92,610	20.2

Earnings from operations	48,648	10.4	44,798	9.7
Interest expense, net	(8,371)	(1.8)	(9,461)	(2.0)
Other (expense) income, net	130	—	1,905	0.4

Earnings before income taxes	40,407	8.6	37,242	8.1
Income tax provision	12,455	2.6	11,173	2.4

Net earnings	$27,952	6.0	$26,069	5.7

Earnings per share:
Basic	$0.54		$0.50

Diluted	$0.53		$0.49

2010 Compared with 2009

Overview

Net sales increased 2.1% over the first quarter 2009, including the impact of the January 2010 JT Packard and Associates (“JT Packard”) acquisition. Excluding the impact of JT Packard, net sales were relatively flat year-over-year. The positive impact on net sales in the quarter from a weaker U.S. dollar was offset by negative price in our Steel Structures segment.

Earnings from operations, both in dollars and as a percent of sales, increased from the prior-year period. These improvements reflect previous actions to manage costs, headcount and capacity as well as the impact of a weaker U.S. dollar. The first quarter also included facility consolidation charges related to our Electrical segment.

Net earnings in the first quarter of 2010 were $28.0 million, or $0.53 per diluted share, and included pretax charges of $3.2 million ($0.04 per diluted share) related to facility consolidations. This compares to net earnings of $26.1 million, or $0.49 per diluted share in the prior-year period.

Net Sales and Gross Profit

Net sales in the first quarter of 2010 were $469.5 million, up $9.7 million, or 2.1%, from the prior-year period and included approximately $9 million from the JT Packard acquisition. The year-over-year sales increase also reflects the favorable impact of a weaker U.S. dollar which positively impacted sales by approximately $20 million. Negative price during the current year period in our Steel Structures segment largely offset the positive foreign currency impact.

Gross profit in the first quarter of 2010 was $138.4 million, or 29.5% of net sales, compared to $137.4 million, or 29.9% of net sales, in the first quarter of 2009. The year-over-year decrease in gross margin reflects the impact of $3.2 million in charges to consolidate two facilities in our Electrical segment.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense in the first quarter of 2010 was $89.7 million, or 19.1% of net sales, compared to $92.6 million, or 20.2% of net sales, in the prior-year period. Despite current year cost pressure from a weaker U.S. dollar, SG&A decreased as a percent of sales and reflects our continued overall efforts to tightly manage expenses as well as lower year-over-year pension and compensation costs.

Interest Expense, Net

Interest expense, net was $8.4 million for the first quarter of 2010, down $1.1 million from the prior-year period. Lower average debt outstanding is a contributing factor to the decrease. Interest income included in interest expense, net was $1.0 million for the first quarter of 2010 and was negligible for the first quarter of 2009.

Income Taxes

The effective tax rate in the first quarter of 2010 was 30.8% compared to 30.0% in the first quarter of 2009. The increased effective rate reflects a non-cash income tax charge of $0.3 million related to the impact of the Health Care and Education Reconciliation Act which was signed into law during the first quarter of 2010. The charge relates to a reversal of deferred tax assets due to the elimination, beginning in 2013, of the non-taxable treatment for retiree drug subsidies the Corporation expects to receive from the U.S. government. The effective rate for both periods also reflects benefits from our Puerto Rican manufacturing operations.

Net Earnings

Net earnings in the first quarter of 2010 were $28.0 million, or $0.53 per diluted share, and included pretax charges of $3.2 million ($0.04 per diluted share) related to facility consolidations. This compared to $26.1 million, or $0.49 per diluted share, in the prior-year period.

Summary of Segment Results

Net Sales

	Quarter Ended March 31,
	2010		2009
	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales

Electrical	$383,156	81.6	$368,832	80.2
Steel Structures	59,897	12.8	61,945	13.5
HVAC	26,486	5.6	29,058	6.3

	$469,539	100.0	$459,835	100.0

Segment Earnings

	Quarter Ended March 31,
	2010		2009
	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales

Electrical	$66,876	17.5	$57,440	15.6
Steel Structures	9,890	16.5	14,430	23.3
HVAC	4,291	16.2	5,722	19.7

Segment earnings	81,057	17.3	77,592	16.9
Corporate expense	(9,887)		(11,198)
Depreciation, amortization and share-based compensation expense	(22,522)		(21,596)
Interest expense, net	(8,371)		(9,461)
Other (expense) income, net	130		1,905

Earnings before income taxes	$40,407		$37,242

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

Electrical Segment

Electrical segment net sales in the first quarter of 2010 were $383.2 million, up $14.3 million, or 3.9%, from the first quarter of 2009, including approximately $9 million from the JT Packard acquisition. Net sales also reflect a weaker U.S. dollar, which positively impacted sales by approximately $20 million partially offset by lower year-over-year sales volumes.

Electrical segment earnings in the first quarter of 2010 were $66.9 million, up $9.4 million, or 16.4%, from the first quarter of 2009. The increase in year-over-year segment earnings reflects our continued focus on managing costs along with the positive impact of the weaker U.S. dollar. The current year period also reflects $3.2 million in charges to consolidate two facilities. We completed one consolidation during the quarter and expect to complete the second consolidation during the third quarter.

Steel Structures Segment

Net sales in the first quarter of 2010 in our Steel Structures segment were $59.9 million, down $2.0 million, or 3.3%, from the first quarter of 2009. The net sales decrease reflects the negative price impact from lower year-over-year plate steel costs which was largely offset by higher sales volumes. Segment earnings in the first quarter of 2010 were $9.9 million, down $4.5 million from the unusually strong earnings performance in the first quarter of 2009. Earnings in the quarter reflect both a more typical project mix and a more competitive environment.

HVAC Segment

Net sales in the first quarter of 2010 in our HVAC segment were $26.5 million, down $2.6 million, or 8.9%, from the first quarter of 2009. HVAC segment earnings in the first quarter of 2010 were $4.3 million, down $1.4 million from the first quarter of 2009. The sales and earnings declines for the current year period reflect negative sales volumes resulting from weak commercial construction markets.

Liquidity and Capital Resources

We had cash and cash equivalents of $466.5 million and $478.6 million at March 31, 2010 and December 31, 2009, respectively.

The following table reflects the primary category totals in our Consolidated Statements of Cash Flows:

	Quarter Ended
	March 31,
	2010	2009

(In thousands)
Net cash provided by (used in) operating activities	$13,654	$6,124
Net cash provided by (used in) investing activities	(26,705)	(8,198)
Net cash provided by (used in) financing activities	3,849	(34,234)
Effect of exchange-rate changes on cash	(2,887)	(2,672)

Net increase (decrease) in cash and cash equivalents	$(12,089)	$(38,980)

Operating Activities

Cash provided by operating activities in the first quarter of 2010 was primarily attributable to net earnings of $28.0 million. The first quarter of 2010 included depreciation and amortization of $18.9 million and share-based compensation expense of $3.6 million. Net changes in working capital (accounts receivable, inventories and accounts payable) as well as accrued liabilities negatively impacted cash by $45.9 million in the first quarter of 2010. The first quarter tends to be the least favorable in terms of cash flow from operating activities and working capital due to the timing of payments for annual volume incentives.

Cash provided by operating activities in the first quarter of 2009 was primarily attributable to net earnings of $26.1 million. The first quarter of 2009 included depreciation and amortization of $18.8 million and share-based compensation expense of $2.8 million. Net changes in working capital (accounts receivable, inventories and accounts payable) as well as accrued liabilities negatively impacted cash by $43.2 million in the first quarter of 2009.

Investing Activities

Investing activities in the first quarter of 2010 included the acquisition of JT Packard for approximately $21 million. During the first quarter of 2010, we had capital expenditures to support our ongoing business plans totaling $5.3 million. We expect capital expenditures to be in the mid-$50 million range for the full year 2010.

Investing activities in the first quarter of 2009 included capital expenditures to support our ongoing business plans totaling $11.4 million.

Financing Activities

Financing activities in the first quarter of 2010 included 166,848 stock options exercised at a weighted average exercise price of $19.93 per share totaling $3.3 million.

Cash used in first quarter 2009 financing activities included the repurchase of 0.5 million common shares for $11 million and repayments of $148 million of debt using a combination of cash and $125 million in borrowings under our $750 million revolving credit facility.

$750 million Credit Facility

Our revolving credit facility has total availability of $750 million and a five-year term expiring in October 2012. All borrowings and other extensions of credit under our revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the revolving credit facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility. At March 31, 2010 and December 31, 2009, $390 million was outstanding under this facility.

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

Outstanding letters of credit, which reduced availability under the credit facility, amounted to $25.0 million at March 31, 2010. The letters of credit relate primarily to third-party insurance claims processing.

Other Credit Facilities

We have a EUR 10.0 million (approximately US$13.4 million) committed revolving credit facility with a European bank that has an indefinite maturity. There were no balances outstanding or letters of credit that reduced availability under the European facility at March 31, 2010. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default.

We have a CAN 30.0 million (approximately US$29.2 million) committed revolving credit facility with a Canadian bank that matures in 2011. There were no balances outstanding or letters of credit that reduced availability under the Canadian facility at March 31, 2010. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default.

Other Letters of Credit

As of March 31, 2010, we also had letters of credit in addition to those discussed above that do not reduce availability under our credit facilities. We had $10.3 million of such additional letters of credit that relate primarily to environmental assurances, third-party insurance claims processing, performance guarantees and acquisition obligations.

Compliance and Availability

We are in compliance with all covenants or other requirements set forth in our credit facilities. However, if we fail to be in compliance with the financial or other covenants of our credit agreements, then the credit agreements could be terminated, any outstanding borrowings under the agreements could be accelerated and immediately due, and we could have difficulty obtaining immediate credit availability to repay the accelerated obligations and in obtaining credit facilities in the future. As of March 31, 2010, the aggregate availability of funds under our credit facilities is approximately $377.6 million, after deducting outstanding letters of credit. Availability is subject to the satisfaction of various covenants and conditions to borrowing.

Credit Ratings

As of March 31, 2010, we had investment grade credit ratings from Standard & Poor’s (BBB rating), Moody’s Investor Service (Baa2 rating) and Fitch Ratings (BBB rating) on our senior unsecured debt. Should these credit ratings drop, repayment under our credit facilities and securities will not be accelerated; however, our credit costs may increase. Similarly, if our credit ratings improve, we could potentially have a decrease in our credit costs. The maturity of any of our debt securities does not accelerate in the event of a credit downgrade.

Debt Securities

Thomas & Betts had the following unsecured debt securities outstanding as of March 31, 2010:

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

Qualified Pension Plans

Contributions to our qualified pension plans during the first quarter of 2010 were not significant. We expect required contributions to our qualified pension plans in 2010 to be minimal.

Acquisition

On April 1, 2010, the Corporation used its existing cash resources to acquire PMA AG, a leading European manufacturer of technologically advanced cable protection systems, for approximately $115 million.

Other

In 2008, our Board of Directors approved a share repurchase plan that authorized us to buy up to 5,000,000 of our common shares. In 2008, we repurchased, with available cash resources, 2,425,000 common shares through open-market transactions. We repurchased, with available cash resources, 1,000,000 common shares through open-market transactions during 2009. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires in October 2010.

We do not currently pay cash dividends. Future decisions concerning the payment of cash dividends on the common stock will depend upon our results of operations, financial condition, strategic investment opportunities, continued compliance with credit facilities and other factors that the Board of Directors may consider relevant.

As of March 31, 2010, we have $466.5 million in cash and cash equivalents and $377.6 million of aggregate availability under our credit facilities. We filed a universal shelf registration statement with the Securities and Exchange Commission on December 3, 2008, utilizing the well-known seasoned issuer (WKSI) process. The registration permits us to issue common stock, preferred stock and debt securities. The registration statement is effective for a period of three years from the date of filing. We continue to have cash requirements to, among other things, support working capital and capital expenditure needs, service debt and fund our retirement plans as required. We generally intend to use available cash and internally generated funds to meet these cash requirements in addition to pursuing longer-term strategic initiatives such as acquisitions and may borrow under existing credit facilities or access the capital markets as needed for liquidity. Though improved from levels seen early in 2009, credit markets remain tight with limited availability of credit in select market sectors. Our ability to satisfy our liquidity requirements has not been adversely affected by the volatility in the credit markets. We believe that we have sufficient liquidity to satisfy both short-term and long-term requirements.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance sheet arrangements.

Refer to Note 15 in the Notes to Consolidated Financial Statements for information regarding our guarantee and indemnification arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Financial Instruments

Thomas & Betts is exposed to market risk from changes in interest rates, foreign exchange rates and raw material prices, among others. At times, we may enter into various derivative instruments to manage certain of these risks. We do not enter into derivative instruments for speculative or trading purposes.

For the period ended March 31, 2010, the Corporation has not experienced any material changes since December 31, 2009 in market risk that affect the quantitative and qualitative disclosures presented in our 2009 Annual Report on Form 10-K.

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

(b)	Changes in Internal Control over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 15, “Contingencies,” in the Notes to Consolidated Financial Statements, which is incorporated herein by reference. See also Item 3. “Legal Proceedings,” in the Corporation’s 2009 Annual Report on Form 10-K, which is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously set forth in our 2009 Annual Report on Form 10-K under Item 1A. “Risk Factors,” which is incorporated herein by reference.

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table reflects activity related to equity securities purchased by the Corporation during the three months ended March 31, 2010:

Issuer Purchases of Equity Securities

			Total Number	Maximum
			of Common	Number
			Shares	of Common
	Total	Average	Purchased	Shares that
	Number of	Price Paid	as Part of	May Yet Be
	Common	per	Publicly	Purchased
	Shares	Common	Announced	Under
Period	Purchased	Share	Plans	the Plans

October 2008 Plan (5,000,000 common shares authorized)
Total for the quarter ended March 31, 2010	—	$—	—	1,575,000

Item 5.	Other Information

Shareholders who wish to present director nominations or other business at the Annual Meeting of Shareholders to be held in 2011 must give notice to the Secretary at our principal executive offices on or prior to February 4, 2011.

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

Date: April 30, 2010

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