Form 10-Q
period 2010-06-30
THOMAS & BETTS CORP
filed 2010-07-30
CIK 97854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Title of Each Class	at July 26, 2010

Common Stock, $.10 par value	52,267,223

Thomas & Betts Corporation and Subsidiaries

		Page

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements — Unaudited:	3
	Consolidated Statements of Operations for the Quarter and Six Months Ended June 30, 2010 and 2009	3
	Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	4
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	5
	Notes to Consolidated Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	30
ITEM 4.	Controls and Procedures	30

PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	31
ITEM 1A.	Risk Factors	31
ITEM 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers	31
ITEM 6.	Exhibits	31
SIGNATURE		32
EXHIBIT INDEX		33
Statement re Computation of Ratio of Earnings to Fixed Charges
Certification of Principal Executive Officer Under Securities Exchange Act Rules
Certification of Principal Executive Officer Under Securities Exchange Act Rules
Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b)
Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b)
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

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

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	$514,569	$460,996	$984,108	$920,831
Cost of sales	353,321	329,053	684,467	651,480

Gross profit	161,248	131,943	299,641	269,351
Selling, general and administrative	105,280	93,038	195,025	185,648

Earnings from operations	55,968	38,905	104,616	83,703
Interest expense, net	(8,902)	(8,378)	(17,273)	(17,839)
Other (expense) income, net	935	1,845	1,065	3,750

Earnings before income taxes	48,001	32,372	88,408	69,614
Income tax provision	14,400	9,711	26,855	20,884

Net earnings	$33,601	$22,661	$61,553	$48,730

Earnings per share:
Basic	$0.65	$0.43	$1.18	$0.93

Diluted	$0.63	$0.43	$1.16	$0.92

Average shares outstanding:
Basic	51,965	52,283	51,989	52,449
Diluted	53,041	53,019	53,039	53,011

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30,	December 31,
	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$385,627	$478,613
Restricted cash	2,918	2,918
Receivables, net	265,069	197,640
Inventories	234,346	209,268
Deferred income taxes	33,407	31,062
Prepaid income taxes	607	7,340
Other current assets	18,860	17,142

Total Current Assets	940,834	943,983

Property, plant and equipment, net	310,340	296,820
Goodwill	933,079	902,053
Other intangible assets, net	294,563	243,930
Other assets	65,514	66,621

Total Assets	$2,544,330	$2,453,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$400	$522
Accounts payable	174,428	149,556
Accrued liabilities	133,860	113,654
Income taxes payable	19,257	8,849

Total Current Liabilities	327,945	272,581

Long-Term Liabilities
Long-term debt, net of current maturities	638,160	638,014
Long-term benefit plan liabilities	122,351	122,573
Deferred income taxes	23,856	8,723
Other long-term liabilities	65,341	70,307
Contingencies (Note 15)
Shareholders’ Equity
Common stock	5,145	5,179
Additional paid-in capital	51,987	63,835
Retained earnings	1,436,758	1,375,205
Accumulated other comprehensive income (loss)	(127,213)	(103,010)

Total Shareholders’ Equity	1,366,677	1,341,209

Total Liabilities and Shareholders’ Equity	$2,544,330	$2,453,407

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

Cash Flows from Operating Activities:
Net earnings	$61,553	$48,730
Adjustments:
Depreciation and amortization	39,585	37,993
Share-based compensation expense	6,490	6,341
Deferred income taxes	(6,600)	276
Incremental tax benefits from share-based payment arrangements	(821)	(13)
Changes in operating assets and liabilities, net:
Receivables	(57,271)	(6,520)
Inventories	(21,782)	33,450
Accounts payable	18,117	(51,191)
Accrued liabilities	16,386	(25,567)
Income taxes payable	16,342	(2,270)
Other	5,454	7,201

Net cash provided by (used in) operating activities	77,453	48,430

Cash Flows from Investing Activities:
Purchases of businesses, net of cash acquired	(99,511)	—
Purchases of property, plant and equipment	(13,706)	(21,117)
Restricted cash used for change in control payments	—	5,054
Other	26	937

Net cash provided by (used in) investing activities	(113,191)	(15,126)

Cash Flows from Financing Activities:
Stock options exercised	4,393	270
Repayment of debt and other borrowings	(35,646)	(148,218)
Revolving credit facility proceeds (repayments), net	—	110,000
Repurchase of common shares	(22,580)	(11,139)
Incremental tax benefits from share-based payment arrangements	821	13

Net cash provided by (used in) financing activities	(53,012)	(49,074)

Effect of exchange-rate changes on cash and cash equivalents	(4,236)	8,406

Net increase (decrease) in cash and cash equivalents	(92,986)	(7,364)
Cash and cash equivalents, beginning of period	478,613	292,494

Cash and cash equivalents, end of period	$385,627	$285,130

Cash payments for interest	$18,057	$20,443
Cash payments for income taxes	$19,037	$21,708

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the Corporation’s audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

2.	Basic and Diluted Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

(In thousands, except per share data)
Net earnings	$33,601	$22,661	$61,553	$48,730

Basic shares:
Average shares outstanding	51,965	52,283	51,989	52,449

Basic earnings per share	$0.65	$0.43	$1.18	$0.93

Diluted shares:
Average shares outstanding	51,965	52,283	51,989	52,449
Additional shares on the potential dilution from stock options and nonvested restricted stock	1,076	736	1,050	562

	53,041	53,019	53,039	53,011

Diluted earnings per share	$0.63	$0.43	$1.16	$0.92

The Corporation had stock options that were out-of-the-money that were excluded because of their anti-dilutive effect. Such out-of-the money options were associated with 1.8 million shares of common stock for the second quarter of 2010 and 1.6 million shares of common stock for the second quarter of 2009. Out-of-the money options were associated with 1.8 million shares of common stock for the first six months of 2010 and 1.9 million shares of common stock for the first six months of 2009.

3.	Acquisitions

On April 1, 2010, the Corporation acquired PMA AG (“PMA”), a leading European manufacturer of technologically advanced cable protection systems, for approximately $114 million. The purchase price consisted of cash of approximately $78 million and debt assumed of approximately $36 million. The debt assumed by the Corporation as part of this transaction was retired following completion of the acquisition.

PMA manufactures high-quality polyamide resin-based flexible conduit and fittings used in a broad variety of industrial applications to protect energy and data cables from external forces such as vibration, heat, fire, cold and tensile stress. The Corporation expects the PMA acquisition will broaden its existing product portfolio and enhance cross-selling of electrical products into markets served by PMA and the Corporation.

The results of PMA’s operations have been included in the consolidated financial statements of the Corporation since the April 1, 2010 acquisition date. Since the acquisition date, PMA’s net sales and net earnings, inclusive of purchase accounting adjustments, were not significant relative to the consolidated results.

Acquisition-related costs for the PMA acquisition (included in selling, general and administrative expenses) were not significant.

The following table summarizes fair values for the assets acquired and liabilities assumed at the date of acquisition:

(In millions)
Fair Value of Consideration:
Cash paid, net of cash acquired	$78

Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets (primarily receivables and inventories)	$16
Property, plant and equipment	30
Identifiable intangible assets	60
Current liabilities	(6)
Debt assumed (subsequently retired)	(36)
Other long-term liabilities	(19)

Total identifiable net assets	45
Goodwill	33

Net cash paid	$78

The purchase price allocation resulted in goodwill of approximately $33 million and other intangible assets of approximately $60 million, all of which was assigned to the Corporation’s Electrical segment. Of the $60 million of intangible assets, approximately $12 million has been assigned to intangible assets with indefinite lives (consisting of trade/brand names) and approximately $48 million has been assigned to intangible assets with estimated lives up to 13 years (consisting primarily of customer relationships). Goodwill is not deductible for tax purposes.

In late January 2010, the Corporation acquired JT Packard & Associates, Inc. (“JT Packard”), the nation’s largest independent service provider for critical power equipment used by industrial and commercial enterprises in a broad array of markets, for approximately $21 million. The purchase price allocation resulted in goodwill of approximately $7 million and other intangible assets of approximately $11 million, all of which was assigned to the Corporation’s Electrical segment.

Related to a 2007 acquisition, the Corporation recorded a restructuring accrual which included approximately $14 million of severance costs and approximately $8 million of lease cancellation costs. The accrual was recorded as part of the Corporation’s purchase price allocation of the acquired business. At December 31, 2009, there was $3.5 million of remaining accrual. The Corporation made payments against the accrual of $0.6 million during the second quarter of 2010 and $1.2 million during the first six months of 2010. At June 30, 2010, the remaining restructuring accrual of $2.3 million consisted of $0.4 million associated with severance costs and $1.9 million related to lease cancellation costs.

4.	Inventories

The Corporation’s inventories at June 30, 2010 and December 31, 2009 were:

	June 30,	December 31,
	2010	2009

(In thousands)
Finished goods	$114,096	$94,184
Work-in-process	25,494	22,933
Raw materials	94,756	92,151

Total inventories	$234,346	$209,268

5.	Property, Plant and Equipment

The Corporation’s property, plant and equipment at June 30, 2010 and December 31, 2009 were:

	June 30,	December 31,
	2010	2009

(In thousands)
Land	$30,793	$23,111
Building	214,667	205,941
Machinery and equipment	724,266	714,303
Construction-in-progress	12,926	11,311

Property, plant and equipment, gross	982,652	954,666
Less: Accumulated depreciation	672,312	657,846

Property, plant and equipment, net	$310,340	$296,820

6.	Goodwill and Other Intangible Assets

The following table reflects activity for goodwill by segment during the second quarter of 2010:

	Quarter Ended June 30, 2010
			Other —
	Balance at		Primarily	Balance at
	Beginning of		Currency	End of
	Period	Additions	Translation	Period

(In thousands)
Electrical	$839,169	$33,928	$(5,384)	$867,713
Steel Structures	64,759	—	—	64,759
HVAC	660	—	(53)	607

	$904,588	$33,928	$(5,437)	$933,079

The following table reflects activity for goodwill by segment during the first six months of 2010:

	Six Months Ended June 30, 2010
			Other —
	Balance at		Primarily	Balance at
	Beginning of		Currency	End of
	Period	Additions	Translation	Period

(In thousands)
Electrical	$836,582	$39,838	$(8,707)	$867,713
Steel Structures	64,759	—	—	64,759
HVAC	712	—	(105)	607

	$902,053	$39,838	$(8,812)	$933,079

The following table reflects activity for other intangible assets during the second quarter of 2010:

	Quarter Ended June 30, 2010
				Other —
	Balance at			Primarily	Balance at
	Beginning of		Amortization	Currency	End of
	Period	Additions	Expense	Translation	Period

(In thousands)
Intangible assets subject to amortization	$234,416	$48,102	$—	$(4,763)	$277,755
Accumulated amortization	(67,703)	—	(7,660)	261	(75,102)

	166,713	48,102	(7,660)	(4,502)	202,653
Other intangible assets not subject to amortization	81,272	12,127	—	(1,489)	91,910

Total	$247,985	$60,229	$(7,660)	$(5,991)	$294,563

The following table reflects activity for other intangible assets during the first six months of 2010:

	Six Months Ended June 30, 2010
				Other —
	Balance at			Primarily	Balance at
	Beginning of		Amortization	Currency	End of
	Period	Additions	Expense	Translation	Period

(In thousands)
Intangible assets subject to amortization	$227,920	$54,902	$—	$(5,067)	$277,755
Accumulated amortization	(61,112)	—	(14,343)	353	(75,102)

	166,808	54,902	(14,343)	(4,714)	202,653
Other intangible assets not subject to amortization	77,122	16,727	—	(1,939)	91,910

Total	$243,930	$71,629	$(14,343)	$(6,653)	$294,563

7.	Income Taxes

The Corporation’s income tax provision for the second quarter of 2010 was $14.4 million, or an effective rate of 30.0% of pre-tax income, compared to a tax provision in the second quarter of 2009 of $9.7 million, or an effective rate of 30.0% of pre-tax income. The Corporation’s income tax provision for the six months ended June 30, 2010 was $26.9 million, or an effective rate of 30.4% of pre-tax income, compared to a tax provision for the six months ended June 30, 2009 of $20.9 million, or an effective rate of 30.0% of pre-tax income. The effective tax rate for the first six months of 2010 reflects the impact of the Health Care and Education Reconciliation Act which was signed into law during the first quarter of 2010, which resulted in the Corporation recording a non-cash income tax charge during the first quarter of 2010 of $0.3 million. The charge relates to a reversal of deferred tax assets due to the elimination, beginning in 2013, of the non-taxable treatment for retiree drug subsidies the Corporation expects to receive from the U.S. government. The effective rate for each period also reflects benefits from the Puerto Rican manufacturing operations, which have a significantly lower effective tax rate than the Corporation’s blended statutory tax rate in other jurisdictions.

The Corporation had net deferred tax assets totaling $39.3 million as of June 30, 2010 and $51.1 million as of December 31, 2009. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income. Management believes that it is more-likely-than-not that future taxable income, based on tax laws in effect as of June 30, 2010, will be sufficient to realize the recorded deferred tax assets, net of any valuation allowance.

8.	Comprehensive Income

Total comprehensive income and its components are as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

(In thousands)
Net earnings	$33,601	$22,661	$61,553	$48,730
Net unrealized gains (losses) on cash flow hedge, net of tax	665	4,597	729	5,308
Foreign currency translation adjustments	(22,050)	32,314	(29,594)	22,777
Amortization of net prior service costs and net actuarial losses, net of tax	2,103	2,984	4,662	6,008

Comprehensive income	$14,319	$62,556	$37,350	$82,823

9.	Fair Value of Financial Instruments

The Corporation’s financial instruments include cash and cash equivalents, restricted cash, short-term receivables and payables and debt. Financial instruments also include an interest rate swap agreement, which is discussed further in Note 10 below. The carrying amounts of the Corporation’s financial instruments generally approximated their fair values at June 30, 2010 and December 31, 2009, except that, based on the borrowing rates available to the Corporation under current market conditions, the fair value of long-term debt (including current maturities) was approximately $658 million at June 30, 2010 and approximately $630 million at December 31, 2009.

10.	Derivative Instruments

The Corporation is exposed to market risk from changes in interest rates, foreign exchange rates and raw material prices, among others. At times, the Corporation may enter into various derivative instruments to manage certain of those risks. The Corporation does not enter into derivative instruments for speculative or trading purposes.

Interest Rate Swap Agreement

During 2007, the Corporation entered into a forward-starting interest rate swap for a notional amount of $390 million. The notional amount reduces to $325 million on December 15, 2010, $200 million on December 15, 2011 and $0 on October 1, 2012. The interest rate swap hedges $390 million of the Corporation’s exposure to changes in interest rates on borrowings under its $750 million credit facility. The Corporation has designated the receive variable/pay fixed interest rate swap as a cash flow hedge for accounting purposes. Under the interest rate swap, the Corporation receives one-month London Interbank Offered Rate (“LIBOR”) and pays an underlying fixed rate of 4.86%. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the applicable periods during which the hedged transaction affects earnings. Gains or losses on the derivative representing hedge ineffectiveness are recognized in current period earnings.

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

The Corporation’s interest rate swap was reflected in the Corporation’s consolidated balance sheet in other long-term liabilities at its fair value of $27.5 million as of June 30, 2010 and $28.7 million as of December 31, 2009. This swap is measured at fair value at the end of each reporting period. The Corporation’s fair value estimate was determined using significant unobservable inputs and assumptions (Level 3) and, in addition, the liability valuation reflects the Corporation’s credit standing. The valuation technique utilized by the Corporation to calculate the swap fair value is the income approach. Using inputs for current market expectations of LIBOR rates, Eurodollar futures prices, treasury yields and interest rate swap spreads, this approach compares the present value of a constructed zero coupon yield curve and the present value of an extrapolated forecast of future interest rates. This determined value is then reduced by a credit valuation adjustment that takes into effect the current credit risk of the interest rate swap counterparty or the Corporation, as applicable. The credit valuation adjustment (which was a reduction in the liability) was $0.2 million as of June 30, 2010.

The Corporation’s balance of accumulated other comprehensive income has been reduced by $16.9 million, net of tax of $10.4 million, as of June 30, 2010 and $17.6 million, net of tax of $10.8 million, as of December 31, 2009 to reflect the above interest rate swap liability.

The following is a reconciliation associated with the interest rate swap of the fair value activity using Level 3 inputs during the second quarter and first six months of 2010 and 2009:

	Quarter Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

(In millions)
Asset (liability) at beginning of period	$(28.6)	$(38.6)	$(28.7)	$(39.7)
Total gains or losses (realized/unrealized):
Included in earnings	(4.5)	(4.4)	(9.0)	(8.6)
Included in other comprehensive income	1.0	7.5	1.1	8.7
Settlements	4.6	4.4	9.1	8.5

Asset (liability) at end of period	$(27.5)	$(31.1)	$(27.5)	$(31.1)

The ineffective portion of the swap reflected in interest expense, net during the second quarter and the first six months of 2010 and 2009 was immaterial.

Forward Foreign Exchange Contracts

The Corporation had no outstanding forward sale or purchase contracts as of June 30, 2010 or December 31, 2009. The Corporation is exposed to the effects of changes in exchange rates primarily from the Canadian dollar and European currencies. From time to time, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of foreign currencies to mitigate this risk.

Commodities Futures Contracts

During the first six months of 2010 and 2009, the Corporation had no outstanding commodities futures contracts. The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, copper, zinc, resins and rubber compounds. At times, some of the risk associated with usage of aluminum, copper and zinc has been mitigated through the use of futures contracts that mitigate the price exposure to these commodities.

11.	Debt

The Corporation’s long-term debt at June 30, 2010 and December 31, 2009 was:

	June 30,	December 31,
	2010	2009

(In thousands)
Senior credit facility(a)	$390,000	$390,000
Unsecured notes:
5.625% Senior Notes due 2021, net of discount(b)	248,160	248,014
Other, including capital leases	400	522

Long-term debt (including current maturities)	638,560	638,536
Less current maturities	400	522

Long-term debt, net of current maturities	$638,160	$638,014

(a)	Interest is paid monthly.

(b)	Interest is paid semi-annually.

As of June 30, 2010 and December 31, 2009, the Corporation had outstanding $250 million of 5.625% Senior Notes due 2021. The indentures underlying the unsecured notes contain standard covenants such as restrictions on mergers, liens on certain property, sale-leaseback of certain property and funded debt for certain subsidiaries. The indentures also include standard events of default such as covenant default and cross-acceleration.

The Corporation has a revolving credit facility with total availability of $750 million and a five-year term expiring in October 2012. All borrowings and other extensions of credit under the Corporation’s revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the revolving credit facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility. The Corporation pays an annual commitment fee to maintain this facility of 10 basis points. At June 30, 2010 and December 31, 2009, $390 million was outstanding under this facility.

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

Outstanding letters of credit, which reduced availability under the credit facility, amounted to $24.9 million at June 30, 2010. The letters of credit relate primarily to third-party insurance claims processing.

The Corporation has a EUR 10.0 million (approximately US$12.3 million) committed revolving credit facility with a European bank. The Corporation pays an annual commitment fee of 20 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default. This facility has an indefinite maturity, and no borrowings were outstanding as of June 30, 2010 and December 31, 2009. Outstanding letters of credit, which reduced availability under the European facility, amounted to EUR 0.3 million (approximately US$0.4 million) at June 30, 2010.

The Corporation has a CAN 30.0 million (approximately US$28.8 million) committed revolving credit facility with a Canadian bank. The Corporation pays an annual commitment fee of 12.5 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default. This facility matures in June 2011, and no borrowings were outstanding as of June 30, 2010 and December 31, 2009.

As of June 30, 2010, the Corporation’s aggregate availability of funds under its credit facilities is $375.8 million, after deducting outstanding letters of credit. The Corporation has the option, at the time of drawing funds under any of the credit facilities, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank.

As of June 30, 2010, the Corporation also had letters of credit in addition to those discussed above that do not reduce availability under the Corporation’s credit facilities. The Corporation had $4.5 million of such additional letters of credit that relate primarily to environmental assurances, third-party insurance claims processing, performance guarantees and acquisition obligations.

12.	Share-Based Payment Arrangements

Share-based compensation expense, net of tax, of $1.8 million was charged against income during the second quarter of 2010 and $2.2 million was charged against income during the second quarter of 2009. During the second quarter of 2010, the Corporation granted 7,268 stock options with a weighted average exercise price of $39.84 per share and an average grant date value of $15.39 per share. The Corporation also had 50,482 stock options exercised at a weighted average exercise price of $21.11 per share and had 5,384 stock options forfeited or expired during the second quarter of 2010.

Share-based compensation expense, net of tax, of $4.0 million was charged against income during the first six months of 2010 and $3.9 million was charged against income during the first six months of 2009. During the first six months of 2010, the Corporation granted 7,268 stock options with a weighted average exercise price of $39.84 per share and an average grant date fair value of $15.39 per share. The Corporation also had 217,330 stock options exercised at a weighted average exercise price of $20.20 per share and had 25,702 stock options forfeited or expired during the first six months of 2010.

Compensation expense, net of tax, of $0.3 million was charged to selling, general and administrative expense as of the grant date for stock awards under the Corporation’s Non-Employee Directors Equity Compensation Plan during both the second quarter of 2010 and second quarter of

2009. The Corporation granted non-employee members of the Board of Directors a total of 11,061 shares of common stock with a weighted average grant date fair value of $40.68 during the second quarter of 2010.

13.	Pension and Other Postretirement Benefits

Net periodic cost for the Corporation’s pension and other postretirement benefits included the following components:

	Quarter Ended
			Other
			Postretirement
	Pension Benefits		Benefits
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

(In thousands)
Service cost	$2,389	$3,305	$—	$3
Interest cost	7,213	7,520	204	311
Expected return on plan assets	(8,186)	(6,592)	—	—
Plan net loss (gain)	3,309	2,947	(136)	(49)
Prior service cost (gain)	282	276	(63)	(63)
Transition obligation (asset)	(4)	(2)	191	190
Curtailment and settlement loss	1,014	1,300	—	—

Net periodic benefit cost	$6,017	$8,754	$196	$392

	Six Months Ended
			Other
			Postretirement
	Pension Benefits		Benefits
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

(In thousands)
Service cost	$5,277	$6,124	$2	$3
Interest cost	14,430	14,913	459	619
Expected return on plan assets	(16,394)	(13,190)	—	—
Plan net loss (gain)	6,154	7,551	(62)	(69)
Prior service cost (gain)	564	553	(126)	(126)
Transition obligation (asset)	(8)	(5)	383	383
Curtailment and settlement loss	1,213	1,300	—	—

Net periodic benefit cost	$11,236	$17,246	$656	$810

Contributions to our qualified pension plans during the six months ended June 30, 2010 and 2009 were not significant. We expect required contributions to our qualified pension plans during the remainder of 2010 to be minimal.

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

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

(In thousands)
Net Sales
Electrical	$443,930	$383,358	$827,086	$752,190
Steel Structures	49,624	54,950	109,521	116,895
HVAC	21,015	22,688	47,501	51,746

Total	$514,569	$460,996	$984,108	$920,831

Segment Earnings
Electrical	$86,872	$58,773	$153,748	$116,213
Steel Structures	8,045	12,118	17,935	26,548
HVAC	2,307	2,562	6,598	8,284

Segment earnings	97,224	73,453	178,281	151,045
Corporate expense	(17,703)	(11,810)	(27,590)	(23,008)
Depreciation, amortization expense and share-based compensation expense	(23,553)	(22,738)	(46,075)	(44,334)
Interest expense, net	(8,902)	(8,378)	(17,273)	(17,839)
Other (expense) income, net	935	1,845	1,065	3,750

Earnings before income taxes	$48,001	$32,372	$88,408	$69,614

15.	Contingencies

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

The following table provides the changes in the Corporation’s accruals for estimated product warranties:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

(In thousands)
Balance at beginning of period	$2,747	$3,010	$3,064	$3,112
Liabilities accrued for warranties issued during the period	343	329	737	757
Deductions for warranty claims paid during the period	(304)	(277)	(1,018)	(751)
Changes in liability for pre-existing warranties during the period, including expirations	12	(30)	15	(86)

Balance at end of period	$2,798	$3,032	$2,798	$3,032

The Corporation also continues to monitor events that are subject to guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees and indemnifications at fair value when those losses are estimable.

16.	Share Repurchase Plan

In 2008, the Corporation’s Board of Directors approved a share repurchase plan that authorized the Corporation to buy up to 5,000,000 of its common shares. Through December 31, 2009, the Corporation repurchased, with available cash resources, 3,425,000 common shares through open-market transactions. The Corporation repurchased, with available cash resources, 575,000 common shares through open-market transactions during the second quarter of 2010. The Corporation did not repurchase any shares during the first quarter of 2010. During the first quarter of 2009, the Corporation repurchased, with available cash resources, 500,000 common shares through open-market transactions. The Corporation did not repurchase any shares during the second quarter of 2009. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires in October 2010.

17.	Subsequent Events

Management performed an evaluation of the Corporation’s activities through the time of filing this Quarterly Report on Form 10-Q and has concluded that there are no significant subsequent events requiring recognition or disclosure in these consolidated financial statements.

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

requires subjective judgments concerning estimates of the fair value of the acquired assets and liabilities. Goodwill consists principally of the excess of cost over the fair value of net assets acquired in business combinations and is not amortized. For each amortizable intangible asset, we use a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed. If that pattern cannot be reliably determined, the straight-line amortization method is used. We perform an annual impairment test of goodwill and indefinite-lived intangible assets. We perform our annual impairment assessment as of the beginning of the fourth quarter of each year, unless circumstances dictate more frequent interim assessments. In evaluating when an interim assessment of goodwill is necessary, we consider, among other things, the trading level of our common stock, changes in expected future cash flows and mergers and acquisitions involving companies in our industry. In evaluating when an interim assessment of indefinite-lived intangible assets is necessary, we review for significant events or significant changes in circumstances. Our evaluation process did not result in an interim assessment of goodwill or long-lived intangible assets for recoverability for the quarter ended June 30, 2010.

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

•	Pension and Other Postretirement Benefit Plan Actuarial Assumptions: We recognize the overfunded or underfunded status of benefit plans in our consolidated balance sheets. For purposes of calculating pension and postretirement medical benefit obligations and related costs, we use certain actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these assumptions annually. Other assumptions include employee demographic factors (retirement patterns, mortality and turnover), rate of compensation increase and the healthcare cost trend rate. See additional information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Qualified Pension Plans.

•	Income Taxes: We use the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and requires an evaluation of asset realizability based on a more-likely-than-not criteria. We have valuation allowances for deferred tax assets primarily associated with foreign net operating loss carryforwards and foreign income tax credit carryforwards. Realization of the deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We believe that it is more-likely-than-not that future taxable income, based on enacted tax laws in effect as of June 30, 2010, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances.

•	Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of currently available facts related to each site. The operation of manufacturing plants involves a high level of susceptibility in these areas, and there is no assurance that we will not incur material environmental or occupational health and safety liabilities in the future. Moreover, expectations of remediation expenses could be affected by, and potentially significant expenditures could be required to comply with, environmental regulations and health and safety laws that may be adopted or imposed in the future. Future remediation technology advances could adversely impact expectations of remediation expenses.

Summary of Consolidated Results

	Quarter Ended June 30,
	2010		2009
		% of Net		% of Net
	In Thousands	Sales	In Thousands	Sales

Net sales	$514,569	100.0	$460,996	100.0
Cost of sales	353,321	68.7	329,053	71.4

Gross profit	161,248	31.3	131,943	28.6
Selling, general and administrative	105,280	20.4	93,038	20.2

Earnings from operations	55,968	10.9	38,905	8.4
Interest expense, net	(8,902)	(1.7)	(8,378)	(1.8)
Other (expense) income, net	935	0.1	1,845	0.4

Earnings before income taxes	48,001	9.3	32,372	7.0
Income tax provision	14,400	2.8	9,711	2.1

Net earnings	$33,601	6.5	$22,661	4.9

Earnings per share:
Basic	$0.65		$0.43

Diluted	$0.63		$0.43

	Six Months Ended June 30,
	2010		2009
		% of Net		% of Net
	In Thousands	Sales	In Thousands	Sales

Net sales	$984,108	100.0	$920,831	100.0
Cost of sales	684,467	69.6	651,480	70.7

Gross profit	299,641	30.4	269,351	29.3
Selling, general and administrative	195,025	19.8	185,648	20.2

Earnings from operations	104,616	10.6	83,703	9.1
Interest expense, net	(17,273)	(1.7)	(17,839)	(1.9)
Other (expense) income, net	1,065	0.1	3,750	0.4

Earnings before income taxes	88,408	9.0	69,614	7.6
Income tax provision	26,855	2.7	20,884	2.3

Net earnings	$61,553	6.3	$48,730	5.3

Earnings per share:
Basic	$1.18		$0.93

Diluted	$1.16		$0.92

2010 Compared with 2009

Overview

Net sales in the second quarter and the first six months of 2010 increased from the respective prior-year periods reflecting the positive impact of acquisitions and the positive impact of a weaker U.S. dollar. Both periods benefited year-over-year from higher sales volumes in the Electrical segment. Steel Structures segment volumes also improved although overall sales declined due to lower selling prices reflecting lower steel commodity costs and more competitive market conditions.

Earnings from operations, both in dollars and as a percent of sales, increased from the respective prior-year periods. These improvements reflect current year acquisitions, higher sales volumes, previous actions to manage costs, headcount and capacity as well as the impact of a weaker U.S. dollar. Results in both periods reflect a pre-tax charge of $5.3 million ($0.06 per share) in the second quarter of 2010 for environmental remediation. Results in the first six months of 2010 also included pre-tax charges of $3.2 million ($0.04 per share) in the first quarter for facility consolidations related to our Electrical segment.

Net earnings in the second quarter of 2010 were $33.6 million, or $0.63 per diluted share compared to net earnings of $22.7 million, or $0.43 per diluted share in second quarter of 2009. Net earnings in the first six months of 2010 were $61.6 million, or $1.16 per diluted share compared to net earnings of $48.7 million, or $0.92 per diluted share in the prior-year period.

Net Sales and Gross Profit

Net sales in the second quarter of 2010 were $514.6 million, up $53.6 million, or 11.6%, from the prior-year period and included approximately $26 million from acquisitions. For the first six months of 2010, net sales were $984.1 million, up $63.3 million, or 6.9%, from the prior-year period and included approximately $36 million from acquisitions. The year-over-year sales increases also reflect higher sales volumes in our Electrical segment. While volumes in our Steel Structures segment increased, overall sales declined due to lower selling prices reflecting lower steel commodity costs and more competitive market conditions. Foreign currency exchange positively impacted sales by approximately $13 million in the second quarter of 2010 and approximately $33 million in the first six months of 2010 when compared to the corresponding prior-year periods, which reflects a weaker U.S. dollar in the current year.

Gross profit in the second quarter of 2010 was $161.2 million, or 31.3% of net sales, compared to $131.9 million, or 28.6% of net sales, in the second quarter of 2009. Gross profit in the first six months of 2010 was $299.6 million, or 30.4% of net sales, compared to $269.4 million, or 29.3% of net sales, in the first six months of 2009. The year-over-year increases in gross margin for both the second quarter and first six months of 2010 reflect the positive impact from the current year acquisitions, higher production volumes in our Electrical segment and previous actions taken to manage costs, headcount and capacity.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense in the second quarter of 2010 was $105.3 million, or 20.4% of net sales, compared to $93.0 million, or 20.2% of net sales, in the prior-year period. SG&A expense in the first six months of 2010 was $195.0 million, or 19.8% of net sales, compared to $185.6 million, or 20.2% of net sales, in the prior-year period. The second quarter and first six months of 2010 reflect a pre-tax $5.3 million environmental remediation charge. SG&A as a percent of sales in the current year periods reflects our continued overall efforts to tightly manage expenses as well as lower year-over-year pension and compensation costs.

Income Taxes

The effective tax rate in the second quarter of 2010 was 30.0% compared to 30.0% in the second quarter of 2009. The effective tax rate for the first six months of 2010 was 30.4% compared to 30.0% in the first six months of 2009. The increased effective rate for the first six months of 2010 reflects a non-cash income tax charge during the first quarter of 2010 of $0.3 million related to the impact of the Health Care and Education Reconciliation Act which was signed into law during the first quarter of 2010. The charge relates to a reversal of deferred tax assets due to the elimination, beginning in 2013, of the non-taxable treatment for retiree drug subsidies the Corporation expects to receive from the U.S. government. The effective rate for both years also reflects benefits from our Puerto Rican manufacturing operations.

Net Earnings

Net earnings in the second quarter of 2010 were $33.6 million, or $0.63 per diluted share, compared to $22.7 million, or $0.43 per diluted share, in the prior-year period. Net earnings in the first six months of 2010 were $61.6 million, or $1.16 per diluted share, compared to $48.7 million, or $0.92 per diluted share, in the prior-year period. The second quarter and first six months of 2010 included a pre-tax $5.3 million ($0.06 per diluted share) environmental remediation charge. The six months ended June 30, 2010 included $3.2 million ($0.04 per diluted share) of first quarter, pre-tax charges related to facility consolidation.

Summary of Segment Results

Net Sales

	Quarter Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	In	% of Net	In	% of Net	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$443,930	86.3	$383,358	83.2	$827,086	84.1	$752,190	81.7
Steel Structures	49,624	9.6	54,950	11.9	109,521	11.1	116,895	12.7
HVAC	21,015	4.1	22,688	4.9	47,501	4.8	51,746	5.6

	$514,569	100.0	$460,996	100.0	$984,108	100.0	$920,831	100.0

Segment Earnings

	Quarter Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	In	% of Net	In	% of Net	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$86,872	19.6	$58,773	15.3	$153,748	18.6	$116,213	15.4
Steel Structures	8,045	16.2	12,118	22.1	17,935	16.4	26,548	22.7
HVAC	2,307	11.0	2,562	11.3	6,598	13.9	8,284	16.0

Segment earnings	97,224	18.9	73,453	15.9	178,281	18.1	151,045	16.4
Corporate expense	(17,703)		(11,810)		(27,590)		(23,008)
Depreciation, amortization expense and share-based compensation expense	(23,553)		(22,738)		(46,075)		(44,334)
Interest expense, net	(8,902)		(8,378)		(17,273)		(17,839)
Other (expense) income, net	935		1,845		1,065		3,750

Earnings before income taxes	$48,001		$32,372		$88,408		$69,614

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

Electrical Segment

Electrical segment net sales in the second quarter of 2010 were $443.9 million, up $60.6 million, or 15.8%, from the second quarter of 2009. Electrical segment net sales in the first six months of 2010 were $827.1 million, up $74.9 million, or 10.0%, from the prior-year period. Current year acquisitions contributed net sales of approximately $26 million during the second quarter of 2010 and approximately $36 million during the first six months of 2010. The weaker U.S. dollar positively impacted sales by approximately $13 million in the second quarter of 2010 and approximately $33 million in the first six months of 2010. Increased volumes also positively impacted year-over-year sales in both periods and reflect recent improvements in global demand for industrial products. The first six months of 2010 also reflect first quarter pre-tax charges of $3.2 million ($0.04 per share) for facility consolidations.

Electrical segment earnings in the second quarter of 2010 were $86.9 million, up $28.1 million, or 47.8%, from the second quarter of 2009. Electrical segment earnings in the first six months of 2010 were $153.7 million, up $37.5 million, or 32.3%, from the prior-year period. The increase in year-over-year segment earnings compared to both prior-year periods reflects the significant contribution from current year acquisitions, increased production volumes, the weaker U.S. dollar and previous actions taken to manage costs, headcount and capacity.

Steel Structures Segment

Net sales in the second quarter of 2010 in our Steel Structures segment were $49.6 million, down $5.3 million, or 9.7%, from the second quarter of 2009. Net sales in the first six months of 2010 were $109.5 million, down $7.4 million, or 6.3%, from the prior-year period. The net sales decrease reflects the negative price impact from lower year-over-year plate steel costs and more competitive market conditions, which offset higher volumes. Segment earnings in the second quarter of 2010 were $8.0 million, down $4.1 million, or 33.6%. Segment earnings in the first six months of 2010 were $17.9 million, down $8.6 million, or 32.4%, from the unusually strong earnings performance in the first six months of 2009. Earnings in the first six months of 2010 reflect both a more typical project mix and a more competitive environment.

HVAC Segment

Net sales in the second quarter of 2010 in our HVAC segment were $21.0 million, down $1.7 million, or 7.4%, from the second quarter of 2009. Net sales in the first six months of 2010 in our HVAC segment were $47.5 million, down $4.2 million, or 8.2%, from the prior-year period. HVAC segment earnings in the second quarter of 2010 were $2.3 million, down $0.3 million from the second quarter of 2009. HVAC segment earnings in the first half of 2010 were $6.6 million, down $1.7 million, or 20.4%, from the prior-year period. The year-over-year sales and earnings declines for both of the current year periods reflect lower sales volumes resulting from weak commercial construction markets.

Liquidity and Capital Resources

We had cash and cash equivalents of $385.6 million and $478.6 million at June 30, 2010 and December 31, 2009, respectively.

The following table reflects the primary category totals in our Consolidated Statements of Cash Flows:

	Six Months Ended
	June 30,
	2010	2009

(In thousands)
Net cash provided by (used in) operating activities	$77,453	$48,430
Net cash provided by (used in) investing activities	(113,191)	(15,126)
Net cash provided by (used in) financing activities	(53,012)	(49,074)
Effect of exchange-rate changes on cash	(4,236)	8,406

Net increase (decrease) in cash and cash equivalents	$(92,986)	$(7,364)

Operating Activities

Cash provided by operating activities in the first six months of 2010 was primarily attributable to net earnings of $61.6 million. The first six months of 2010 included depreciation and amortization of $39.6 million and share-based compensation expense of $6.5 million. Net changes in working capital (accounts receivable, inventories and accounts payable), which negatively impacted cash in the first six months of 2010, were partially offset by higher accrued liabilities and income taxes payable.

Cash provided by operating activities in the first six months of 2009 was primarily attributable to net earnings of $48.7 million. The first six months of 2009 included depreciation and amortization of $38.0 million and share-based compensation expense of $6.3 million. Changes in working capital (accounts receivable, inventories and accounts payable) as well as accrued liabilities negatively impacted cash in the first six months of 2009.

Investing Activities

Investing activities in the first six months of 2010 included approximately $78 million to acquire PMA (cash portion of the purchase price) and approximately $21 million to acquire JT Packard. During the first six months of 2010, we had capital expenditures to support our ongoing business plans totaling $13.7 million. Investing activities in the first six months of 2009 included capital expenditures to support our ongoing business plans totaling $21.1 million. We expect capital expenditures to be in the $45-$50 million range for the full year 2010.

Financing Activities

Financing activities in the first six months of 2010 primarily included the repurchase of 575,000 common shares for $22.6 million and repayment of approximately $36 million to retire debt assumed as part of the PMA acquisition.

Financing activities in the first six months of 2009 primarily included the repurchase of 500,000 common shares for $11.1 million and repayments of $148.2 million of debt using a combination of cash and $125 million in borrowings under our $750 million revolving credit facility. Net proceeds from borrowings under our revolving credit facility were $110.0 million in the first six months of 2009.

$750 million Credit Facility

Our revolving credit facility has total availability of $750 million and a five-year term expiring in October 2012. All borrowings and other extensions of credit under our revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the revolving credit facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility. At June 30, 2010 and December 31, 2009, $390 million was outstanding under this facility.

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

Outstanding letters of credit, which reduced availability under the credit facility, amounted to $24.9 million at June 30, 2010. The letters of credit relate primarily to third-party insurance claims processing.

Other Credit Facilities

We have a EUR 10.0 million (approximately US$12.3 million) committed revolving credit facility with a European bank that has an indefinite maturity. Outstanding letters of credit, which reduced availability under the European facility, amounted to EUR 0.3 million (approximately US$0.4 million) at June 30, 2010. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default.

We have a CAN 30.0 million (approximately US$28.8 million) committed revolving credit facility with a Canadian bank that matures in June 2011. There were no balances outstanding or letters of credit that reduced availability under the Canadian facility at June 30, 2010. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default.

Other Letters of Credit

As of June 30, 2010, we also had letters of credit in addition to those discussed above that do not reduce availability under our credit facilities. We had $4.5 million of such additional letters of credit that relate primarily to environmental assurances, third-party insurance claims processing, performance guarantees and acquisition obligations.

Compliance and Availability

We are in compliance with all covenants or other requirements set forth in our credit facilities. However, if we fail to be in compliance with the financial or other covenants of our credit agreements, then the credit agreements could be terminated, any outstanding borrowings under the agreements could be accelerated and immediately due, and we could have difficulty obtaining immediate credit availability to repay the accelerated obligations and in obtaining credit facilities in the future. As of June 30, 2010, the aggregate availability of funds under our credit facilities is $375.8 million, after deducting outstanding letters of credit. Availability is subject to the satisfaction of various covenants and conditions to borrowing.

Credit Ratings

As of June 30, 2010, we had investment grade credit ratings from Standard & Poor’s (BBB rating), Moody’s Investor Service (Baa2 rating) and Fitch Ratings (BBB rating) on our senior unsecured debt. Should these credit ratings drop, repayment under our credit facilities and securities will not be accelerated; however, our credit costs may increase. Similarly, if our credit ratings improve, we could potentially have a decrease in our credit costs. The maturity of any of our debt securities does not accelerate in the event of a credit downgrade.

Fees to access the $750 million credit facility and letters of credit under the facility are based on a pricing grid related to our debt ratings with Moody’s, S&P, and Fitch during the term of the facility.

Debt Securities

Thomas & Betts had the following unsecured debt securities outstanding as of June 30, 2010:

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

Qualified Pension Plans

Contributions to our qualified pension plans during the first six months of 2010 were not significant. We expect required contributions to our qualified pension plans in 2010 to be minimal.

Acquisitions

In late January 2010, we used existing cash resources to acquire JT Packard & Associates, Inc., the nation’s largest independent service provider for critical power equipment used by industrial and commercial enterprises in a broad array of markets, for approximately $21 million.

On April 1, 2010, we used existing cash resources to acquire PMA AG, a leading European manufacturer of technologically advanced cable protection systems, for approximately $114 million including cash used in the acquisition of approximately $78 million and cash used to retire debt assumed of approximately $36 million.

Other

In 2008, our Board of Directors approved a share repurchase plan that authorized us to buy up to 5,000,000 of our common shares. In 2008, we repurchased, with available cash resources, 2,425,000 common shares through open-market transactions. We repurchased, with available cash resources, 1,000,000 common shares through open-market transactions during 2009. During the second quarter of 2010, we repurchased, with available cash resources, 575,000 common shares through open-market transactions. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires in October 2010.

We do not currently pay cash dividends. Future decisions concerning the payment of cash dividends on our common stock will depend upon our results of operations, financial condition, strategic investment opportunities, continued compliance with credit facilities and other factors that the Board of Directors may consider relevant.

As of June 30, 2010, we have $385.6 million in cash and cash equivalents and $375.8 million of aggregate availability under our credit facilities. We filed a universal shelf registration statement with the Securities and Exchange Commission on December 3, 2008, utilizing the well-known seasoned issuer (WKSI) process. The registration statement permits us to issue common stock, preferred stock and debt securities. The registration statement is effective for a period of three years from the date of filing. We continue to have cash requirements to, among other things, support working capital and capital expenditure needs, service debt and fund our retirement plans as required. We generally intend to use available cash and internally generated funds to meet these cash requirements in addition to pursuing longer-term strategic initiatives such as acquisitions and may borrow under existing credit facilities or access the capital markets as needed for liquidity. Though improved from levels seen early in 2009, credit markets remain tight with limited availability of credit in select market sectors. Our ability to satisfy our liquidity requirements has not been adversely affected by the volatility in the credit markets. We believe that we have sufficient liquidity to satisfy both short-term and long-term requirements.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet arrangements.

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

For the period covered by this report, we have not experienced any material changes since December 31, 2009 in market risk that affect the quantitative and qualitative disclosures presented in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2009 Annual Report on Form 10-K.

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

(b)	Changes in Internal Control over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the quarter covered by this report that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 15, “Contingencies,” in the Notes to Consolidated Financial Statements, which is incorporated herein by reference. See also Item 3. “Legal Proceedings,” in our 2009 Annual Report on Form 10-K, which is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously set forth in our 2009 Annual Report on Form 10-K under Item 1A. “Risk Factors,” which is incorporated herein by reference.

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table reflects activity related to equity securities purchased by the Corporation during the quarter ended June 30, 2010:

Issuer Purchases of Equity Securities

			Total Number	Maximum
			of Common	Number
			Shares	of Common
	Total	Average	Purchased	Shares that
	Number of	Price Paid	as Part of	May Yet Be
	Common	per	Publicly	Purchased
	Shares	Common	Announced	Under
Period	Purchased	Share	Plans	the Plans

October 2008 Plan (5,000,000 common shares authorized)
May 5, 2010 to May 26, 2010	575,000	$39.25	575,000	1,000,000

Total for the quarter ended June 30, 2010	575,000	$39.25	575,000	1,000,000

Item 6.	Exhibits

The Exhibit Index that follows the signature page of this Report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Thomas & Betts Corporation
(Registrant)

By:	/s/ William E. Weaver, Jr.
William E. Weaver, Jr.
Senior Vice President and
Chief Financial Officer
(principal financial officer)

Date: July 30, 2010

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Termination Protection Agreement, effective May 4, 2010, between Peggy P. Gann and Thomas & Betts Corporation (Filed as an Exhibit to Registrant’s Current Report on Form 8-K dated May 5, 2010 and incorporated herein by reference)
10.2	Amended and Restated Thomas & Betts Corporation Indemnification Agreement (Filed as an Exhibit to Registrant’s Current Report on Form 8-K dated September 11, 2007 and incorporated by reference as an Exhibit to Registrant’s Current Report on Form 8-K dated May 5, 2010 and incorporated herein by reference)
12	Statement re Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of Principal Financial Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. § 1350 and not filed as part of the Report or as a separate disclosure document
32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. §1350 and not filed as part of the Report or as a separate disclosure document
101 *	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Operations for the Quarter and Six Months Ended June 30, 2010 and 2009, (ii) the Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (iii) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text

*	Pursuant to Rule 406T of Regulation S-T, the interactive data included in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections