Form 10-Q
period 2010-09-30
THOMAS & BETTS CORP
filed 2010-10-29
CIK 97854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Title of Each Class	at October 25, 2010

Common Stock, $.10 par value	51,820,311

Thomas & Betts Corporation and Subsidiaries

		Page

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements — Unaudited:	3
	Consolidated Statements of Operations for the Quarter and Nine months Ended September 30, 2010 and 2009	3
	Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	4
	Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2010 and 2009	5
	Notes to Consolidated Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	31
ITEM 4.	Controls and Procedures	31

PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	32
ITEM 1A.	Risk Factors	32
ITEM 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers	32
ITEM 6.	Exhibits	32
SIGNATURE		33
EXHIBIT INDEX		34
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

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$532,966	$485,075	$1,517,074	$1,405,906
Cost of sales	363,276	337,485	1,047,743	988,965

Gross profit	169,690	147,590	469,331	416,941
Selling, general and administrative	98,772	91,957	293,797	277,605

Earnings from operations	70,918	55,633	175,534	139,336
Interest expense, net	(9,042)	(8,478)	(26,315)	(26,317)
Other (expense) income, net	(975)	(2,101)	90	1,649

Earnings before income taxes	60,901	45,054	149,309	114,668
Income tax provision	16,797	12,943	43,652	33,827

Net earnings	$44,104	$32,111	$105,657	$80,841

Earnings per share:
Basic	$0.85	$0.62	$2.04	$1.54

Diluted	$0.84	$0.61	$2.00	$1.53

Average shares outstanding:
Basic	51,602	52,178	51,863	52,356
Diluted	52,641	52,858	52,912	52,987

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30,	December 31,
	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$435,221	$478,613
Restricted cash	2,919	2,918
Receivables, net	271,678	197,640
Inventories	243,201	209,268
Deferred income taxes	32,475	31,062
Prepaid income taxes	500	7,340
Other current assets	18,635	17,142

Total Current Assets	1,004,629	943,983

Property, plant and equipment, net	313,176	296,820
Goodwill	942,434	902,053
Other intangible assets, net	292,937	243,930
Other assets	64,798	66,621

Total Assets	$2,617,974	$2,453,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$718	$522
Accounts payable	171,702	149,556
Accrued liabilities	138,268	113,654
Income taxes payable	25,076	8,849

Total Current Liabilities	335,764	272,581

Long-Term Liabilities
Long-term debt, net of current maturities	639,103	638,014
Long-term benefit plan liabilities	123,410	122,573
Deferred income taxes	25,716	8,723
Other long-term liabilities	63,095	70,307
Contingencies (Note 15)
Shareholders’ Equity
Common stock	5,098	5,179
Additional paid-in capital	34,908	63,835
Retained earnings	1,480,862	1,375,205
Accumulated other comprehensive income (loss)	(89,982)	(103,010)

Total Shareholders’ Equity	1,430,886	1,341,209

Total Liabilities and Shareholders’ Equity	$2,617,974	$2,453,407

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Cash Flows from Operating Activities:
Net earnings	$105,657	$80,841
Adjustments:
Depreciation and amortization	60,031	56,417
Share-based compensation expense	8,730	8,946
Deferred income taxes	(6,491)	(1,658)
Incremental tax benefits from share-based payment arrangements	(942)	(19)
Changes in operating assets and liabilities, net:
Receivables	(56,707)	(7,863)
Inventories	(26,463)	51,878
Accounts payable	12,258	(45,798)
Accrued liabilities	20,095	(24,857)
Income taxes payable	21,885	7,065
Pension and other postretirement benefits	8,914	22,376
Other	(2,047)	(1,901)

Net cash provided by (used in) operating activities	144,920	145,427

Cash Flows from Investing Activities:
Purchases of businesses, net of cash acquired	(98,910)	—
Purchases of property, plant and equipment	(22,253)	(32,250)
Restricted cash used for change in control payments	(1)	5,054
Other	38	953

Net cash provided by (used in) investing activities	(121,126)	(26,243)

Cash Flows from Financing Activities:
Stock options exercised	5,162	451
Repayment of debt and other borrowings	(36,092)	(148,288)
Revolving credit facility proceeds (repayments), net	—	95,000
Repurchase of common shares	(42,853)	(24,907)
Incremental tax benefits from share-based payment arrangements	942	19

Net cash provided by (used in) financing activities	(72,841)	(77,725)

Effect of exchange-rate changes on cash and cash equivalents	5,655	23,476

Net increase (decrease) in cash and cash equivalents	(43,392)	64,935
Cash and cash equivalents, beginning of period	478,613	292,494

Cash and cash equivalents, end of period	$435,221	$357,429

Cash payments for interest	$23,769	$26,527
Cash payments for income taxes	$27,031	$26,251

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the Corporation’s audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

2.	Basic and Diluted Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

(In thousands, except per share data)
Net earnings	$44,104	$32,111	$105,657	$80,841

Basic shares:
Average shares outstanding	51,602	52,178	51,863	52,356

Basic earnings per share	$0.85	$0.62	$2.04	$1.54

Diluted shares:
Average shares outstanding	51,602	52,178	51,863	52,356
Additional shares on the potential dilution from stock options and nonvested restricted stock	1,039	680	1,049	631

	52,641	52,858	52,912	52,987

Diluted earnings per share	$0.84	$0.61	$2.00	$1.53

The Corporation had stock options that were out-of-the-money that were excluded because of their anti-dilutive effect. Such out-of-the money options were associated with 1.8 million shares of common stock for the third quarters of 2010 and 2009. Out-of-the money options were associated with 1.8 million shares of common stock for the first nine months of 2010 and 1.9 million shares of common stock for the first nine months of 2009.

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

In late January 2010, the Corporation acquired JT Packard & Associates, Inc. (“JT Packard”), the nation’s largest independent service provider for critical power equipment used by industrial and commercial enterprises in a broad array of markets, for approximately $21 million. The purchase price allocation resulted in goodwill of approximately $6 million and other intangible assets of approximately $11 million, all of which was assigned to the Corporation’s Electrical segment.

Related to a 2007 acquisition, the Corporation recorded a restructuring accrual which included approximately $14 million of severance costs and approximately $8 million of lease cancellation costs. The accrual was recorded as part of the Corporation’s purchase price allocation of the acquired business. At December 31, 2009, there was $3.5 million of remaining accrual. The Corporation made payments against the accrual of $0.4 million during the third quarter of 2010 and

$1.6 million during the first nine months of 2010. At September 30, 2010, the remaining restructuring accrual of $1.9 million consisted of $0.3 million associated with severance costs and $1.6 million related to lease cancellation costs.

4.	Inventories

The Corporation’s inventories at September 30, 2010 and December 31, 2009 were:

	September 30,	December 31,
	2010	2009

(In thousands)
Finished goods	$117,034	$94,184
Work-in-process	26,831	22,933
Raw materials	99,336	92,151

Total inventories	$243,201	$209,268

5.	Property, Plant and Equipment

The Corporation’s property, plant and equipment at September 30, 2010 and December 31, 2009 were:

	September 30,	December 31,
	2010	2009

(In thousands)
Land	$32,076	$23,111
Building	218,949	205,941
Machinery and equipment	730,842	714,303
Construction-in-progress	14,386	11,311

Property, plant and equipment, gross	996,253	954,666
Less: Accumulated depreciation	683,077	657,846

Property, plant and equipment, net	$313,176	$296,820

6.	Goodwill and Other Intangible Assets

The following table reflects activity for goodwill by segment during the third quarter of 2010:

	Quarter Ended September 30, 2010
			Other —
	Balance at		Primarily	Balance at
	Beginning of		Currency	End of
	Period	Additions	Translation	Period

(In thousands)
Electrical	$867,713	$—	$9,296	$877,009
Steel Structures	64,759	—	—	64,759
HVAC	607	—	59	666

	$933,079	$—	$9,355	$942,434

The following table reflects activity for goodwill by segment during the first nine months of 2010:

	Nine Months Ended September 30, 2010
			Other —
	Balance at		Primarily	Balance at
	Beginning of		Currency	End of
	Period	Additions	Translation	Period

(In thousands)
Electrical	$836,582	$39,838	$589	$877,009
Steel Structures	64,759	—	—	64,759
HVAC	712	—	(46)	666

	$902,053	$39,838	$543	$942,434

The following table reflects activity for other intangible assets during the third quarter of 2010:

	Quarter Ended September 30, 2010
				Other —
	Balance at			Primarily	Balance at
	Beginning of		Amortization	Currency	End of
	Period	Additions	Expense	Translation	Period

(In thousands)
Intangible assets subject to amortization	$277,755	$—	$—	$4,857	$282,612
Accumulated amortization	(75,102)	—	(7,619)	(405)	(83,126)

	202,653	—	(7,619)	4,452	199,486
Other intangible assets not subject to amortization	91,910	—	—	1,541	93,451

Total	$294,563	$—	$(7,619)	$5,993	$292,937

The following table reflects activity for other intangible assets during the first nine months of 2010:

	Nine Months Ended September 30, 2010
				Other —
	Balance at			Primarily	Balance at
	Beginning of		Amortization	Currency	End of
	Period	Additions	Expense	Translation	Period

(In thousands)
Intangible assets subject to amortization	$227,920	$54,902	$—	$(210)	$282,612
Accumulated amortization	(61,112)	—	(21,962)	(52)	(83,126)

	166,808	54,902	(21,962)	(262)	199,486
Other intangible assets not subject to amortization	77,122	16,727	—	(398)	93,451

Total	$243,930	$71,629	$(21,962)	$(660)	$292,937

7.	Income Taxes

The Corporation’s income tax provision for the third quarter of 2010 was $16.8 million, or an effective rate of 27.6% of pre-tax income, compared to a tax provision in the third quarter of 2009 of $12.9 million, or an effective rate of 28.7% of pre-tax income. The Corporation’s income tax provision for the nine months ended September 30, 2010 was $43.7 million, or an effective rate of 29.2% of pre-tax income, compared to a tax provision for the nine months ended September 30, 2009 of $33.8 million, or an effective rate of 29.5% of pre-tax income. The effective rate for the third quarter and first nine months of 2010 reflects the favorable impact of the release of a $1.5 million tax reserve assumed with the 2007 acquisition of Lamson & Sessions. This benefit to the effective rate for the first nine months of 2010 was partially offset by the first quarter $0.3 million non-cash income tax charge recorded as a result of the Health Care and Education Reconciliation Act which was signed into law during the first quarter of 2010. The first quarter charge relates to a reversal of deferred tax assets due to the elimination, beginning in 2013, of the non-taxable treatment for retiree drug subsidies the Corporation expects to receive from the U.S. government. The effective rate for each period also reflects benefits from the Puerto Rican manufacturing operations, which have a significantly lower effective tax rate than the Corporation’s blended statutory tax rate in other jurisdictions.

The Corporation had net deferred tax assets totaling $35.5 million as of September 30, 2010 and $51.1 million as of December 31, 2009. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income. Management believes that it is more-likely-than-not that future taxable income, based on tax laws in effect as of September 30, 2010, will be sufficient to realize the recorded deferred tax assets, net of any valuation allowance.

8.	Comprehensive Income

Total comprehensive income and its components are as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

(In thousands)
Net earnings	$44,104	$32,111	$105,657	$80,841
Net unrealized gains (losses) on cash flow hedge, net of tax	1,100	(374)	1,829	4,934
Foreign currency translation adjustments	34,027	30,675	4,433	53,453
Amortization of net prior service costs and net actuarial losses, net of tax	2,104	2,984	6,766	8,991

Comprehensive income	$81,335	$65,396	$118,685	$148,219

9.	Fair Value of Financial Instruments

The Corporation’s financial instruments include cash and cash equivalents, restricted cash, short-term receivables and payables and debt. Financial instruments also include an interest rate swap agreement, which is discussed further in Note 10 below. The carrying amounts of the Corporation’s financial instruments generally approximated their fair values at September 30, 2010 and December 31, 2009, except that, based on the borrowing rates available to the Corporation under current market conditions, the fair value of long-term debt (including current maturities) was approximately $664 million at September 30, 2010 and approximately $630 million at December 31, 2009.

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

The Corporation’s interest rate swap was reflected in the Corporation’s consolidated balance sheet in other long-term liabilities at its fair value of $25.7 million as of September 30, 2010 and $28.7 million as of December 31, 2009. This swap is measured at fair value at the end of each reporting period. The Corporation’s fair value estimate was determined using significant unobservable inputs and assumptions (Level 3) and, in addition, the liability valuation reflects the Corporation’s credit standing. The valuation technique utilized by the Corporation to calculate the swap fair value is the income approach. Using inputs for current market expectations of LIBOR rates, Eurodollar futures prices, treasury yields and interest rate swap spreads, this approach compares the present value of a constructed zero coupon yield curve and the present value of an extrapolated forecast of future interest rates. This determined value is then reduced by a credit valuation adjustment that takes into effect the current credit risk of the interest rate swap counterparty or the Corporation, as applicable. The credit valuation adjustment (which was a reduction in the liability) was $0.2 million as of September 30, 2010.

The Corporation’s balance of accumulated other comprehensive income has been reduced by $15.8 million, net of tax of $9.7 million, as of September 30, 2010 and $17.6 million, net of tax of $10.8 million, as of December 31, 2009 to reflect the above interest rate swap liability.

The following is a reconciliation associated with the interest rate swap of the fair value activity using Level 3 inputs during the third quarter and first nine months of 2010 and 2009:

	Quarter Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

(In millions)
Asset (liability) at beginning of period	$(27.5)	$(31.1)	$(28.7)	$(39.7)
Total gains or losses (realized/unrealized):
Included in earnings	(4.6)	(4.6)	(13.6)	(13.2)
Included in other comprehensive income	1.9	(0.6)	3.0	8.1
Settlements	4.5	4.6	13.6	13.1

Asset (liability) at end of period	$(25.7)	$(31.7)	$(25.7)	$(31.7)

The ineffective portion of the swap reflected in interest expense, net during the third quarter and the first nine months of 2010 and 2009 was immaterial.

Forward Foreign Exchange Contracts

The Corporation had no outstanding forward sale or purchase contracts as of September 30, 2010 or December 31, 2009. The Corporation is exposed to the effects of changes in exchange rates primarily from the Canadian dollar and European currencies. From time to time, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of foreign currencies to mitigate this risk.

Commodities Futures Contracts

During the first nine months of 2010 and 2009, the Corporation had no outstanding commodities futures contracts. The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, copper, zinc, resins and rubber compounds. At times, some of the risk associated with usage of aluminum, copper and zinc has been mitigated through the use of futures contracts that mitigate the price exposure to these commodities.

11.	Debt

The Corporation’s long-term debt at September 30, 2010 and December 31, 2009 was:

	September 30,	December 31,
	2010	2009

(In thousands)
Senior credit facility(a)	$390,000	$390,000
Unsecured notes:
5.625% Senior Notes due 2021, net of discount(b)	248,232	248,014
Other, including capital leases	1,589	522

Long-term debt (including current maturities)	639,821	638,536
Less current maturities	718	522

Long-term debt, net of current maturities	$639,103	$638,014

(a)	Interest is paid monthly.

(b)	Interest is paid semi-annually.

As of September 30, 2010 and December 31, 2009, the Corporation had outstanding $250 million of 5.625% Senior Notes due 2021. The indentures underlying the unsecured notes contain standard covenants such as restrictions on mergers, liens on certain property, sale-leaseback of certain property and funded debt for certain subsidiaries. The indentures also include standard events of default such as covenant default and cross-acceleration.

The Corporation has a revolving credit facility with total availability of $750 million and a five-year term expiring in October 2012. All borrowings and other extensions of credit under the Corporation’s revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the revolving credit facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility. The Corporation pays an annual commitment fee to maintain this facility of 10 basis points. At September 30, 2010 and December 31, 2009, $390 million was outstanding under this facility.

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

Outstanding letters of credit, which reduced availability under the credit facility, amounted to $25.0 million at September 30, 2010. The letters of credit relate primarily to third-party insurance claims processing.

The Corporation has a EUR 10.0 million (approximately US$13.5 million) committed revolving credit facility with a European bank. The Corporation pays an annual commitment fee of 20 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default. This facility has an indefinite maturity, and no borrowings were outstanding as of September 30, 2010 and December 31, 2009. Outstanding letters of credit, which reduced availability under the European facility, amounted to EUR 0.6 million (approximately US$0.9 million) at September 30, 2010.

The Corporation has a CAN 30.0 million (approximately US$29.3 million) committed revolving credit facility with a Canadian bank. The Corporation pays an annual commitment fee of 12.5 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default. This facility matures in June 2011, and no borrowings were outstanding as of September 30, 2010 and December 31, 2009.

As of September 30, 2010, the Corporation’s aggregate availability of funds under its credit facilities is $376.9 million, after deducting outstanding letters of credit. The Corporation has the option, at the time of drawing funds under any of the credit facilities, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank.

As of September 30, 2010, the Corporation also had letters of credit in addition to those discussed above that do not reduce availability under the Corporation’s credit facilities. The Corporation had $2.7 million of such additional letters of credit that relate primarily to environmental assurances, third-party insurance claims processing, performance guarantees and acquisition obligations.

12.	Share-Based Payment Arrangements

Share-based compensation expense, net of tax, of $1.4 million was charged against income during the third quarter of 2010 and $1.6 million was charged against income during the third quarter of 2009. The Corporation also had 35,744 stock options exercised at a weighted average exercise price of $21.50 per share and had 38,998 stock options forfeited or expired during the third quarter of 2010.

Share-based compensation expense, net of tax, of $5.4 million was charged against income during the first nine months of 2010 and $5.5 million was charged against income during the first nine months of 2009. During the first nine months of 2010, the Corporation granted 7,268 stock options with a weighted average exercise price of $39.84 per share and an average grant date fair value of $15.39 per share. The Corporation also had 253,074 stock options exercised at a weighted average exercise price of $20.39 per share and had 64,700 stock options forfeited or expired during the first nine months of 2010.

The first nine months of both 2010 and 2009 include compensation expense, net of tax, of $0.3 million, which was charged to selling, general and administrative expense as of the grant date for stock awards under the Corporation’s Non-Employee Directors Equity Compensation Plan. During the first nine months of 2010, the Corporation granted non-employee members of the Board of Directors a total of 11,061 shares of common stock with a weighted average grant date fair value of $40.68.

13.	Pension and Other Postretirement Benefits

Net periodic cost for the Corporation’s pension and other postretirement benefits included the following components:

	Quarter Ended
			Other
			Postretirement
	Pension Benefits		Benefits
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

(In thousands)
Service cost	$2,768	$3,062	$2	$1
Interest cost	7,315	7,457	229	310
Expected return on plan assets	(8,298)	(6,595)	—	—
Plan net loss (gain)	3,094	3,776	(31)	(35)
Prior service cost (gain)	283	277	(63)	(63)
Transition obligation (asset)	(4)	(3)	192	192
Curtailment and settlement loss	—	—	—	—

Net periodic benefit cost	$5,158	$7,974	$329	$405

	Nine Month Ended
			Other
			Postretirement
	Pension Benefits		Benefits
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

(In thousands)
Service cost	$8,045	$9,186	$4	$4
Interest cost	21,745	22,370	688	929
Expected return on plan assets	(24,692)	(19,785)	—	—
Plan net loss (gain)	9,248	11,327	(93)	(104)
Prior service cost (gain)	847	830	(189)	(189)
Transition obligation (asset)	(12)	(8)	575	575
Curtailment and settlement loss	1,213	1,300	—	—

Net periodic benefit cost	$16,394	$25,220	$985	$1,215

Contributions to our qualified pension plans during the nine months ended September 30, 2010 and 2009 were not significant. We expect required contributions to our qualified pension plans during the remainder of 2010 to be minimal.

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

The Electrical segment designs, manufactures and markets thousands of essential components used to manage the connection, distribution, transmission and reliability of electrical products in industrial, construction and utility applications. The Steel Structures segment designs, manufactures and markets highly engineered tubular steel transmission structures. The HVAC segment designs, manufactures and markets heating and ventilation products for commercial and industrial buildings. The Corporation’s U.S. Electrical and International Electrical operating segments have been aggregated in the Electrical reporting segment since they have similar economic characteristics as well as similar products and services, production processes, types of customers and methods used for distributing their products.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

(In thousands)
Net Sales
Electrical	$453,905	$410,872	$1,280,991	$1,163,062
Steel Structures	57,232	50,922	166,753	167,817
HVAC	21,829	23,281	69,330	75,027

Total	$532,966	$485,075	$1,517,074	$1,405,906

Segment Earnings
Electrical	$92,259	$78,267	$246,007	$194,480
Steel Structures	11,092	10,082	29,027	36,630
HVAC	2,868	3,221	9,466	11,505

Segment earnings	106,219	91,570	284,500	242,615
Corporate expense	(12,615)	(14,908)	(40,205)	(37,916)
Depreciation, amortization expense and share-based compensation expense	(22,686)	(21,029)	(68,761)	(65,363)
Interest expense, net	(9,042)	(8,478)	(26,315)	(26,317)
Other (expense) income, net	(975)	(2,101)	90	1,649

Earnings before income taxes	$60,901	$45,054	$149,309	$114,668

15.	Contingencies

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

The following table provides the changes in the Corporation’s accruals for estimated product warranties:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

(In thousands)
Balance at beginning of period	$2,798	$3,032	$3,064	$3,112
Liabilities accrued for warranties issued during the period	404	270	1,141	1,027
Deductions for warranty claims paid during the period	(453)	(325)	(1,471)	(1,076)
Changes in liability for pre-existing warranties during the period, including expirations	10	(35)	25	(121)

Balance at end of period	$2,759	$2,942	$2,759	$2,942

The Corporation also continues to monitor events that are subject to guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees and indemnifications at fair value when those losses are estimable.

16.	Share Repurchase Plan

In 2008, our Board of Directors approved a share repurchase plan that authorized us to buy up to 5,000,000 of our common shares. In 2008, the Corporation repurchased, with available cash resources, 2,425,000 common shares through open-market transactions. During 2009, the Corporation repurchased, with available cash resources, 1,000,000 common shares through open-market transactions, including 500,000 shares during the third quarter of 2009. The Corporation repurchased, with available cash resources, 500,000 common shares through open-market transactions during the third quarter of 2010 and 1,075,000 during the first nine months of 2010. This authorization expired on October 22, 2010.

In September 2010, the Corporation’s Board of Directors approved a share repurchase plan that authorizes the Corporation to buy up to 3,000,000 of its common shares. The Corporation has not repurchased any shares under this plan during the third quarter. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires on December 31, 2012.

17.	Subsequent Events

On October 1, 2010, the Corporation acquired Cable Management Group, Ltd. (“CMG”), a leading global manufacturer of cable protection systems specified in industrial, infrastructure, and construction applications, for £70 million (approximately $110 million). CMG manufactures a broad range of metallic and non-metallic flexible conduit and fitting systems used to protect critical power and data systems from fire, dust, moisture, vibration and corrosion.

Management performed an evaluation of the Corporation’s activities through the time of filing this Quarterly Report on Form 10-Q and has concluded that, other than the CMG acquisition discussed above, there are no significant subsequent events requiring recognition or disclosure in these consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Thomas & Betts Corporation is a leading designer and manufacturer of essential components used to manage the connection, distribution, transmission and reliability of electrical products in industrial, construction and utility applications. We are also a leading producer of commercial heating and ventilation units used in commercial and industrial buildings and highly engineered steel structures used for utility transmission. We have operations in approximately 20 countries. Manufacturing, marketing and sales activities are concentrated primarily in North America and Europe.

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

requires subjective judgments concerning estimates of the fair value of the acquired assets and liabilities. Goodwill consists principally of the excess of cost over the fair value of net assets acquired in business combinations and is not amortized. For each amortizable intangible asset, we use a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed. If that pattern cannot be reliably determined, the straight-line amortization method is used. We perform an annual impairment test of goodwill and indefinite-lived intangible assets. We perform our annual impairment assessment as of the beginning of the fourth quarter of each year, unless circumstances dictate more frequent interim assessments. In evaluating when an interim assessment of goodwill is necessary, we consider, among other things, the trading level of our common stock, changes in expected future cash flows and mergers and acquisitions involving companies in our industry. In evaluating when an interim assessment of indefinite-lived intangible assets is necessary, we review for significant events or significant changes in circumstances. Our evaluation process did not result in an interim assessment of goodwill or long-lived intangible assets for recoverability for the quarter ended September 30, 2010.

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

•	Pension and Other Postretirement Benefit Plan Actuarial Assumptions: We recognize the overfunded or underfunded status of benefit plans in our consolidated balance sheets. For purposes of calculating pension and postretirement medical benefit obligations and related costs, we use certain actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these assumptions annually. Other assumptions include employee demographic factors (retirement patterns, mortality and turnover), rate of compensation increase and the healthcare cost trend rate. See additional information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Qualified Pension Plans.

•	Income Taxes: We use the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and requires an evaluation of asset realizability based on a more-likely-than-not criteria. We have valuation allowances for deferred tax assets primarily associated with foreign net operating loss carryforwards and foreign income tax credit carryforwards. Realization of the deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We believe that it is more-likely-than-not that future taxable income, based on enacted tax laws in effect as of September 30, 2010, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances.

•	Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of currently available facts related to each site. The operation of manufacturing plants involves a high level of susceptibility in these areas, and there is no assurance that we will not incur material environmental or occupational health and safety liabilities in the future. Moreover, expectations of remediation expenses could be affected by, and potentially significant expenditures could be required to comply with, environmental regulations and health and safety laws that may be adopted or imposed in the future. Future remediation technology advances could adversely impact expectations of remediation expenses.

Summary of Consolidated Results

	Quarter Ended September 30,
	2010		2009
		% of Net		% of Net
	In Thousands	Sales	In Thousands	Sales

Net sales	$532,966	100.0	$485,075	100.0
Cost of sales	363,276	68.2	337,485	69.6

Gross profit	169,690	31.8	147,590	30.4
Selling, general and administrative	98,772	18.5	91,957	18.9

Earnings from operations	70,918	13.3	55,633	11.5
Interest expense, net	(9,042)	(1.7)	(8,478)	(1.8)
Other (expense) income, net	(975)	(0.2)	(2,101)	(0.4)

Earnings before income taxes	60,901	11.4	45,054	9.3
Income tax provision	16,797	3.1	12,943	2.7

Net earnings	$44,104	8.3	$32,111	6.6

Earnings per share:
Basic	$0.85		$0.62

Diluted	$0.84		$0.61

	Nine Months Ended September 30,
	2010		2009
		% of Net		% of Net
	In Thousands	Sales	In Thousands	Sales

Net sales	$1,517,074	100.0	$1,405,906	100.0
Cost of sales	1,047,743	69.1	988,965	70.3

Gross profit	469,331	30.9	416,941	29.7
Selling, general and administrative	293,797	19.3	277,605	19.8

Earnings from operations	175,534	11.6	139,336	9.9
Interest expense, net	(26,315)	(1.8)	(26,317)	(1.8)
Other (expense) income, net	90	0.0	1,649	0.1

Earnings before income taxes	149,309	9.8	114,668	8.2
Income tax provision	43,652	2.8	33,827	2.4

Net earnings	$105,657	7.0	$80,841	5.8

Earnings per share:
Basic	$2.04		$1.54

Diluted	$2.00		$1.53

2010 Compared with 2009

Overview

Net sales in the third quarter and the first nine months of 2010 increased from the respective prior-year periods reflecting the positive impact of first quarter and second quarter acquisitions of JT Packard & Associates, Inc. and PMA AG, respectively, and higher sales volumes in the Electrical segment and Steel Structures segment. The increased sales volumes for the Steel Structures segment were largely offset by lower selling prices reflecting lower steel commodity costs and more competitive market conditions.

Earnings from operations in the third quarter and first nine months of 2010 increased from the respective prior-year periods, both in dollars and as a percent of sales. These improvements reflect current year acquisitions, higher sales volumes, previous actions to manage costs, headcount and capacity as well as the impact of a weaker U.S. dollar. Results in the first nine months of 2010 included a pre-tax charge of $5.3 million ($0.06 per share) in the second quarter for environmental remediation and pre-tax charges of $3.2 million ($0.04 per share) in the first quarter for facility consolidations related to our Electrical segment. The third quarter and first nine months of 2009 included a pre-tax charge of $4.0 million ($0.05 per share) for environmental remediation.

Net earnings in the third quarter of 2010 were $44.1 million, or $0.84 per diluted share, compared to $32.1 million, or $0.61 per diluted share, in the prior-year period. Net earnings in the first nine months of 2010 were $105.7 million, or $2.00 per diluted share, compared to $80.8 million, or $1.53 per diluted share, in the prior-year period. The third quarter and first nine months of 2010 included the favorable impact of the release of a $1.5 million ($0.03 per share) tax reserve.

Net Sales and Gross Profit

Net sales in the third quarter of 2010 were $533.0 million, up $47.9 million, or 9.9%, from the prior-year period and included approximately $28 million from acquisitions. For the first nine months of 2010, net sales were $1.5 billion, up $111.2 million, or 7.9%, from the prior-year period and included approximately $63 million from acquisitions. The year-over-year sales increases also reflect higher sales volumes in our Electrical and Steel Structures segments. The increased sales volumes for the Steel Structures segment were largely offset as a result of lower steel commodity costs and more competitive market conditions. Foreign currency exchange positively impacted sales by approximately $2 million in the third quarter of 2010 and approximately $35 million in the first nine months of 2010 when compared to the corresponding prior-year periods. This positive impact reflects a weaker U.S. dollar in the current year.

Gross profit in the third quarter of 2010 was $169.7 million, or 31.8% of net sales, compared to $147.6 million, or 30.4% of net sales, in the third quarter of 2009. Gross profit in the first nine months of 2010 was $469.3 million, or 30.9% of net sales, compared to $416.9 million, or 29.7% of net sales, in the first nine months of 2009. The year-over-year increases in gross margin for both the third quarter and first nine months of 2010 reflect the positive impact from the current year acquisitions, higher production volumes, continued pricing discipline, improved product mix and previous actions taken to manage costs, headcount and capacity.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense in the third quarter of 2010 was $98.8 million, or 18.5% of net sales, compared to $92.0 million, or 18.9% of net sales, in the prior-year period. SG&A expense in the first nine months of 2010 was $293.8 million, or 19.3% of net sales, compared to $277.6 million, or 19.8% of net sales, in the prior-year period. The first nine months of 2010 reflect a second quarter pre-tax $5.3 million environmental remediation charge. The third quarter and first nine months of 2009 reflect a pre-tax $4.0 million environmental remediation charge. SG&A as a percent of sales in the current year periods reflects our continued overall efforts to tightly manage expenses, lower year-over-year pension costs, and increased costs as a result of current year acquisitions.

Income Taxes

The effective tax rate in the third quarter of 2010 was 27.6% compared to 28.7% in the third quarter of 2009. The effective tax rate for the first nine months of 2010 was 29.2% compared to 29.5% in the first nine months of 2009. The decreased effective rate for the third quarter and first nine months of 2010 reflects the favorable impact of the release of a $1.5 million tax reserve assumed with the 2007 acquisition of Lamson & Sessions. This benefit to the effective rate for the first nine months of 2010 was partially offset by a non-cash income tax charge during the first quarter of 2010 of $0.3 million related to the impact of the Health Care and Education Reconciliation Act, which was signed into law during the first quarter of 2010. The first quarter charge relates to a reversal of deferred tax assets due to the elimination, beginning in 2013, of the non-taxable treatment for retiree drug subsidies the Corporation expects to receive from the U.S. government. The effective rate for both years also reflects benefits from our Puerto Rican manufacturing operations.

Net Earnings

Net earnings in the third quarter of 2010 were $44.1 million, or $0.84 per diluted share, compared to $32.1 million, or $0.61 per diluted share, in the prior-year period. Net earnings in the first nine months of 2010 were $105.7 million, or $2.00 per diluted share, compared to $80.8 million, or $1.53 per diluted share, in the prior-year period. The third quarter and first nine months of 2010 included the favorable impact of the release of a $1.5 million ($0.03 per share) tax reserve. The nine months ended September 30, 2010 included a pre-tax $5.3 million ($0.06 per share) environmental remediation charge and $3.2 million ($0.04 per share) of first quarter, pre-tax charges related to facility consolidation. The three and nine months ended September 30, 2009 included a pre-tax $4.0 million ($0.05 per share) environmental remediation charge.

Summary of Segment Results

Net Sales

	Quarter Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	In	% of Net	In	% of Net	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$453,905	85.2	$410,872	84.7	$1,280,991	84.4	$1,163,062	82.7
Steel Structures	57,232	10.7	50,922	10.5	166,753	11.0	167,817	12.0
HVAC	21,829	4.1	23,281	4.8	69,330	4.6	75,027	5.3

	$532,966	100.0	$485,075	100.0	$1,517,074	100.0	$1,405,906	100.0

Segment Earnings

	Quarter Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	In	% of Net	In	% of Net	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$92,259	20.3	$78,267	19.0	$246,007	19.2	$194,480	16.7
Steel Structures	11,092	19.4	10,082	19.8	29,027	17.4	36,630	21.8
HVAC	2,868	13.1	3,221	13.8	9,466	13.7	11,505	15.3

Segment earnings	106,219	19.9	91,570	18.9	284,500	18.8	242,615	17.3
Corporate expense	(12,615)		(14,908)		(40,205)		(37,916)
Depreciation, amortization expense and share-based compensation expense	(22,686)		(21,029)		(68,761)		(65,363)
Interest expense, net	(9,042)		(8,478)		(26,315)		(26,317)
Other (expense) income, net	(975)		(2,101)		90		1,649

Earnings before income taxes	$60,901		$45,054		$149,309		$114,668

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

Electrical Segment

Electrical segment net sales in the third quarter of 2010 were $453.9 million, up $43.0 million, or 10.5%, from the third quarter of 2009. Electrical segment net sales in the first nine months of 2010 were $1.3 billion, up $117.9 million, or 10.1%, from the prior-year period. Current year acquisitions contributed net sales of approximately $28 million during the third quarter of 2010 and approximately $63 million during the first nine months of 2010. Increased volumes also positively impacted year-over-year sales in both periods and reflect improved global industrial and utility distribution demand, partially offset by weaker construction demand. The weaker U.S. dollar had a negligible positive impact on year-over-year third quarter 2010 net sales but positively impacted net sales for the first nine months of 2010 by approximately $36 million versus the corresponding prior-year period. In contrast to the prior year, during 2010 the Electrical segment has experienced a more traditional seasonal increase in sales during the second and third quarters reflecting the construction season and expects a more traditional seasonal decrease in sales from the third quarter to the fourth quarter of 2010.

Electrical segment earnings in the third quarter of 2010 were $92.3 million, up $14.0 million, or 17.9%, from the third quarter of 2009. Electrical segment earnings in the first nine months of 2010 were $246.0 million, up $51.5 million, or 26.5%, from the prior-year period. The increase in year-over-year segment earnings compared to both prior-year periods reflects the contribution from current year acquisitions, increased production volumes, continued discipline around pricing, the weaker U.S. dollar and previous actions taken to manage costs, headcount and capacity. The first nine months of 2010 also reflect first quarter pre-tax charges of $3.2 million for facility consolidations.

Steel Structures Segment

Net sales in the third quarter of 2010 in our Steel Structures segment were $57.2 million, up $6.3 million, or 12.4%, from the third quarter of 2009 and increased slightly in the first nine months of 2010, compared to the prior-year period, to $166.8 million. Net sales increases over the corresponding prior-year periods reflect the positive impact of higher volumes, which were largely offset by the negative price impact from lower year-over-year plate steel costs and more competitive market conditions. Segment earnings in the third quarter of 2010 were $11.1 million, up $1.0 million, or 10.0%, from the third quarter of 2009. Segment earnings in the first nine months of 2010 were $29.0 million, down $7.6 million, or 20.8%, compared to the unusually strong earnings performance in the prior-year. Segment earnings in the third quarter of 2010 reflect a favorable project mix which is expected to moderate in the fourth quarter of 2010.

HVAC Segment

Net sales in the third quarter of 2010 in our HVAC segment were $21.8 million, down $1.5 million, or 6.2%, from the third quarter of 2009. Net sales in the first nine months of 2010 in our HVAC segment were $69.3 million, down $5.7 million, or 7.6%, from the prior-year period. HVAC segment earnings in the third quarter of 2010 were $2.9 million, down $0.4 million, or 11.0%, from the third quarter of 2009. HVAC segment earnings in the first nine months of 2010 were $9.5 million, down $2.0 million, or 17.7%, from the prior-year period. The year-over-year sales and earnings declines for both of the current year periods reflect lower sales volumes resulting from weak commercial construction markets.

Liquidity and Capital Resources

We had cash and cash equivalents of $435.2 million and $478.6 million at September 30, 2010 and December 31, 2009, respectively.

The following table reflects the primary category totals in our Consolidated Statements of Cash Flows:

	Nine Months Ended
	September 30,
	2010	2009

(In thousands)
Net cash provided by (used in) operating activities	$144,920	$145,427
Net cash provided by (used in) investing activities	(121,126)	(26,243)
Net cash provided by (used in) financing activities	(72,841)	(77,725)
Effect of exchange-rate changes on cash	5,655	23,476

Net increase (decrease) in cash and cash equivalents	$(43,392)	$64,935

Operating Activities

Cash provided by operating activities in the first nine months of 2010 was primarily attributable to net earnings of $105.7 million. The first nine months of 2010 included depreciation and amortization of $60.0 million and share-based compensation expense of $8.7 million. Net changes in working capital (accounts receivable, inventories and accounts payable), which negatively impacted cash in the first nine months of 2010, were partially offset by higher accrued liabilities, including benefit plan liabilities, and income taxes payable.

Cash provided by operating activities in the first nine months of 2009 was primarily attributable to net earnings of $80.8 million. The first nine months of 2009 included depreciation and amortization of $56.4 million and share-based compensation expense of $8.9 million. Changes in working capital (accounts receivable, inventories and accounts payable) as well as accrued liabilities, including benefit plan liabilities, negatively impacted cash in the first nine months of 2009.

Investing Activities

Investing activities in the first nine months of 2010 included approximately $78 million to acquire PMA (cash portion of the purchase price) and approximately $21 million to acquire JT Packard. During the first nine months of 2010, we had capital expenditures to support our ongoing business plans totaling $22.3 million. Investing activities in the first nine months of 2009 included capital expenditures to support our ongoing business plans totaling $32.3 million. We expect capital expenditures to be in the $40-$45 million range for the full year 2010.

Financing Activities

Financing activities in the first nine months of 2010 primarily included the repurchase of 1,075,000 common shares for $42.9 million and repayment of approximately $36 million to retire debt assumed as part of the PMA acquisition.

Financing activities in the first nine months of 2009 primarily included the repurchase of 1,000,000 common shares for $24.9 million and repayments of $148.3 million of debt using a combination of cash and $125.0 million in borrowings under our $750 million revolving credit facility. Net proceeds from borrowings under our revolving credit facility were $95.0 million in the first nine months of 2009.

$750 million Credit Facility

Our revolving credit facility has total availability of $750 million and a five-year term expiring in October 2012. All borrowings and other extensions of credit under our revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the revolving credit facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility. At September 30, 2010 and December 31, 2009, $390 million was outstanding under this facility.

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

Outstanding letters of credit, which reduced availability under the credit facility, amounted to $25.0 million at September 30, 2010. The letters of credit relate primarily to third-party insurance claims processing.

Other Credit Facilities

We have a EUR 10.0 million (approximately US$13.5 million) committed revolving credit facility with a European bank that has an indefinite maturity. Outstanding letters of credit, which reduced availability under the European facility, amounted to EUR 0.6 million (approximately US$0.9 million) at September 30, 2010. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default.

We have a CAN 30.0 million (approximately US$29.3 million) committed revolving credit facility with a Canadian bank that matures in June 2011. There were no balances outstanding or letters of credit that reduced availability under the Canadian facility at September 30, 2010. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default.

Other Letters of Credit

As of September 30, 2010, we also had letters of credit in addition to those discussed above that do not reduce availability under our credit facilities. We had $2.7 million of such additional letters of credit that relate primarily to environmental assurances, third-party insurance claims processing, performance guarantees and acquisition obligations.

Compliance and Availability

We are in compliance with all covenants or other requirements set forth in our credit facilities. However, if we fail to be in compliance with the financial or other covenants of our credit agreements, then the credit agreements could be terminated, any outstanding borrowings under the agreements could be accelerated and immediately due, and we could have difficulty obtaining immediate credit availability to repay the accelerated obligations and in obtaining credit facilities in the future. As of September 30, 2010, the aggregate availability of funds under our credit facilities is $376.9 million, after deducting outstanding letters of credit. Availability is subject to the satisfaction of various covenants and conditions to borrowing.

Credit Ratings

As of September 30, 2010, we had investment grade credit ratings from Standard & Poor’s (BBB rating), Moody’s Investor Service (Baa2 rating) and Fitch Ratings (BBB rating) on our senior unsecured debt. Should these credit ratings drop, repayment under our credit facilities and securities will not be accelerated; however, our credit costs may increase. Similarly, if our credit ratings improve, we could potentially have a decrease in our credit costs. The maturity of any of our debt securities does not accelerate in the event of a credit downgrade.

Fees to access the $750 million credit facility and letters of credit under the facility are based on a pricing grid related to our debt ratings with Moody’s, S&P, and Fitch during the term of the facility.

Debt Securities

Thomas & Betts had the following unsecured debt securities outstanding as of September 30, 2010:

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

Qualified Pension Plans

Contributions to our qualified pension plans during the first nine months of 2010 were not significant. We expect required contributions to our qualified pension plans in 2010 to be minimal.

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

Other

In 2008, our Board of Directors approved a share repurchase plan that authorized us to buy up to 5,000,000 of our common shares. In 2008, we repurchased, with available cash resources,

2,425,000 common shares through open-market transactions. During 2009, we repurchased, with available cash resources, 1,000,000 common shares through open-market transactions, including 500,000 shares during the third quarter of 2009. We repurchased, with available cash resources, 500,000 common shares through open-market transactions during the third quarter of 2010 and 1,075,000 during the first nine months of 2010. This authorization expired on October 22, 2010.

In September 2010, the Corporation’s Board of Directors approved a share repurchase plan that authorizes the Corporation to buy up to 3,000,000 of its common shares. The Corporation has not repurchased any shares under this plan during the third quarter. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires December 31, 2012.

We do not currently pay cash dividends. Future decisions concerning the payment of cash dividends on our common stock will depend upon our results of operations, financial condition, strategic investment opportunities, continued compliance with credit facilities and other factors that the Board of Directors may consider relevant.

As of September 30, 2010, we have $435.2 million in cash and cash equivalents and $376.9 million of aggregate availability under our credit facilities. We filed a universal shelf registration statement with the Securities and Exchange Commission on December 3, 2008, utilizing the well-known seasoned issuer (WKSI) process. The registration statement permits us to issue common stock, preferred stock and debt securities. The registration statement is effective for a period of three years from the date of filing. We continue to have cash requirements to, among other things, support working capital and capital expenditure needs, service debt and fund our retirement plans as required. We generally intend to use available cash and internally generated funds to meet these cash requirements in addition to pursuing longer-term strategic initiatives such as acquisitions and may borrow under existing credit facilities or access the capital markets as needed for liquidity. Though improved from levels seen early in 2009, credit markets remain tight with limited availability of credit in select market sectors. Our ability to satisfy our liquidity requirements has not been adversely affected by the volatility in the credit markets. We believe that we have sufficient liquidity to satisfy both short-term and long-term requirements.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet arrangements.

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

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table reflects activity related to equity securities purchased by the Corporation during the quarter ended September 30, 2010:

Issuer Purchases of Equity Securities

			Total Number	Maximum
			of Common	Number
			Shares	of Common
	Total	Average	Purchased	Shares that
	Number of	Price Paid	as Part of	May Yet Be
	Common	per	Publicly	Purchased
	Shares	Common	Announced	Under
Period	Purchased	Share	Plans	the Plans

October 2008 Plan (5,000,000 common shares authorized)
September 7, 2010 to September 16, 2010	500,000	$40.53	500,000	500,000	(a)

Total for the quarter ended September 30, 2010	500,000	$40.53	500,000	500,000	(a)

September 2010 Plan (3,000,000 common shares authorized)
Total for the quarter ended September 30, 2010	—	$—	—	3,000,000

(a)	This authorization expired on October 22, 2010.

Item 6.	Exhibits

The Exhibit Index that follows the signature page of this Report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Thomas & Betts Corporation
(Registrant)

By:	/s/ William E. Weaver, Jr.
William E. Weaver, Jr.
Senior Vice President and
Chief Financial Officer
(principal financial officer)

Date: October 29, 2010

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	The Thomas & Betts Supplemental Executive Investment Plan as amended and restated effective September 1, 2010 (Filed as an Exhibit to the Registrant’s Current Report on Form 8-K dated September 1, 2010 and incorporated herein by reference)
12	Statement re Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of Principal Financial Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. § 1350 and not filed as part of the Report or as a separate disclosure document
32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. §1350 and not filed as part of the Report or as a separate disclosure document
101 *	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Operations for the Quarter and Nine months Ended September 30, 2010 and 2009, (ii) the Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, (iii) the Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2010 and 2009 and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text

*	Pursuant to Rule 406T of Regulation S-T, the interactive data included in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections