Form 10-K
period 2010-12-31
THOMAS & BETTS CORP
filed 2011-02-16
CIK 97854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
  Yes ☐     No ☑

As of June 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,798,492,776 based on the closing price as reported on the New York Stock Exchange.

As of February 11, 2011, 52,228,100 shares of the registrant’s common stock were outstanding.

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

Thomas & Betts Corporation is a leading designer and manufacturer of essential components used to manage the connection, distribution, transmission and reliability of electrical products in industrial, construction and utility applications. We are also a leading producer of commercial heating and ventilation units used in commercial and industrial buildings and highly engineered steel structures used for utility transmission. We have operations in over 20 countries. Manufacturing, marketing and sales activities are concentrated primarily in North America and Europe. We pursue growth through market penetration, new product development and acquisitions.

We sell our products through the following channels:

•	electrical, utility, telephone, cable, and heating, ventilation and air-conditioning distributors;

•	mass merchandisers, catalog merchandisers and home improvement centers; and

•	directly to original equipment manufacturers, utilities and certain end-users.

Thomas & Betts was established in 1898 as a sales agency for electrical wires and raceways, and was incorporated and began manufacturing products in New Jersey in 1917. We were reincorporated in Tennessee in 1996. Our corporate offices are maintained at 8155 T&B Boulevard, Memphis, Tennessee 38125, and the telephone number at that address is 901-252-8000.

Available Information

Our internet address is www.tnb.com where interested parties can find our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments, if any, to those reports. These materials are free of charge and are made available as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). We will provide electronic or paper copies of our filings free of charge upon request.

General Segment Information

We classify our products into the following business segments based primarily on product lines. Our segments are:

•	Electrical,

•	Steel Structures, and

•	Heating, Ventilation and Air-Conditioning (“HVAC”).

The majority of our products, especially those sold in the Electrical segment, have region-specific standards and are sold mostly in North America or in other regions sharing North American electrical codes. No customer accounted for 10% or more of our consolidated net sales for 2010, 2009 or 2008.

Electrical Segment

Our Electrical segment’s markets include industrial MRO (maintenance, repair and operations) and OEM (original equipment manufacturers), construction and utility markets. This segment’s sales are concentrated primarily in North America and Europe. The Electrical segment typically experiences modest seasonal increases in sales during the second and third quarters reflecting the construction season. Net sales for the Electrical segment for the past three years were:

	2010	2009	2008

Segment Sales (in thousands)	$1,678,645	$1,488,334	$2,021,390
Percent of Consolidated Net Sales	83.7%	81.2%	84.5%

The Electrical segment designs, manufactures and markets thousands of different connectors, components and other products for industrial, construction, and utility applications. We have a market-leading position for many of our products. Products in the Electrical segment include:

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

These products are sold under a variety of well-known brand names, such as Adaptaflex®, Carlon®, Color-Keyed®, Cyberex®, Elastimold®, Emergi-Lite®, Furse®, Harnessflex®, Homac®, Iberville®, Joslyn Hi-Voltage®, Kopex®, Kindorf®, Ocal®, PMA®, Red Dot®, Sta-Kon®, Steel City®, Superstrut®, T&B® and Ty-Rap®.

Demand for electrical products follows general economic conditions and is sensitive to activity in construction markets, industrial production levels and spending by utilities for replacement, expansion and efficiency improvement. The segment’s product lines are predominantly sold through major distributor chains, independent distributors and to retail home centers and hardware outlets. They are also sold directly to original equipment manufacturers, utilities and telecommunications companies. We have strong relationships with our distributors as a result of the breadth and quality of our product lines, our market-leading service programs, our strong history of product innovation, and the high degree of brand-name recognition for our products among end-users.

Steel Structures Segment

Our Steel Structures segment designs, manufactures and markets highly engineered steel transmission structures. These products are primarily sold to the following types of end-users:

•	investor-owned utilities;

•	cooperatives, which purchase power from utilities and manage its distribution to end-users; and

•	municipal utilities.

These products are marketed primarily under the Meyer®, Lehigh® and Thomas & Betts® brand names. Net sales for the Steel Structures segment for the past three years were:

	2010	2009	2008

Segment Sales (in thousands)	$219,897	$234,462	$231,554
Percent of Consolidated Net Sales	11.0%	12.8%	9.7%

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

	2010	2009	2008

Segment Sales (in thousands)	$105,824	$109,912	$139,149
Percent of Consolidated Net Sales	5.3%	6.0%	5.8%

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

Our products have historically enjoyed a reputation for quality in the markets in which they are sold. To ensure we maintain these high quality standards, all facilities embrace quality programs, and approximately 80% meet either ISO 9001 2000 or ISO 9001 2008 standards as of December 31, 2010, with future certifications to be performed under ISO 9001 2008 standards as applicable. Additionally, we have implemented quality control processes in our design, manufacturing, delivery and other operations in order to further improve product quality and customer service levels.

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

	2010	2009	2008

R&D Expenditures (in thousands)	$35,712	$33,545	$33,890
Percent of Net Sales	1.8%	1.8%	1.4%

Working Capital Practices

We maintain sufficient inventory to enable us to provide a high level of service to our customers. Our inventory levels, payment terms and return policies are in accordance with general practices associated with the industries in which we operate.

Patents, Trademarks and Domain Names

We own approximately 2,000 active patent registrations and applications worldwide. We have over 1,500 active trademark registrations and applications worldwide and domain names, including: Thomas & Betts, T&B, T&B Access, Adaptaflex, Blackburn, Canstrut, Carlon, Catamount, Color-Keyed, Cyberex, Deltec, DuraGard, Elastimold, Emergi-Lite, E-Z-Code, Flex-Cuf, Furse, Harnessflex, Hazlux, Homac, Iberville, Joslyn Hi-Voltage, JT Packard, Kindorf, Klik-It, Kopex, Lehigh, Marr, Marrette, Meyer, Ocal, PMA, Red Dot, Reznor, Russellstoll, Shield-Kon, Shrink-Kon, Signature Service, Site Light, Sta-Kon, Star Teck, Steel City, Superstrut, Ty-Duct, Ty-Rap and Zip-Box.

While we consider our patents, trademarks, domain names and trade dress to be valuable assets, we do not believe that our competitive position is dependent solely on intellectual property, or that any business segment or our operations as a whole is dependent solely on intellectual property alone. However, the Carlon, Color-Keyed, Elastimold, Iberville, Kindorf, Ocal, Sta-Kon, Steel City, Superstrut, T&B and Ty-Rap trademarks are important to the Electrical segment; the Meyer trademark is important to the Steel Structures segment; and the Reznor trademark is important to the HVAC segment. In addition, we do not consider any of our individual licenses, franchises or concessions to be material to our business as a whole or to any business segment.

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

Employees

As of December 31, 2010, we had approximately 8,750 full-time employees worldwide. Employees of our foreign subsidiaries comprise approximately 45% of all employees. Approximately 15% of our U.S. and approximately 40% of our non-U.S. employees are represented by trade unions. We believe our relationships with our employees and trade unions are good.

Executive Officers of the Registrant

The following persons are executive officers of Thomas & Betts, and are elected by and serve at the discretion of the Board of Directors.

Dominic J. Pileggi, 59
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

William E. Weaver, Jr., 47
Senior Vice President and Chief Financial Officer

Mr. Weaver was elected Chief Financial Officer in October 2009. Previously, he held the position of Vice President – Controller from November 2008 to 2009. Mr. Weaver was Executive Vice President and Chief Financial Officer of First Horizon Home Loans/MetLife Home Loans from 2006 to 2008. Prior to that time, he was a partner with KPMG LLP from 2002 to 2006 and held various positions including partner with Arthur Andersen LLP from 1984 to 2002.

Charles L. Treadway, 45
Senior Vice President and Group President – Electrical

Mr. Treadway was elected Group President – Electrical in March 2009. Mr. Treadway was employed by Schneider Electric from 2006 to 2009 where he led the company’s Custom Sensors and Technology business. Prior to that time, he was President and Chief Executive Officer of Prettl International, a subsidiary of German-based Prettl GMBH from 2001 to 2005 and he was President of Groupo Tesa Mexico, a division of Yale Security (Americas), Inc. from 1999 to 2001.

Imad Hajj, 50
Senior Vice President – Global Operations

Mr. Hajj was elected Senior Vice President – Global Operations in November 2008. Previously, he held several executive positions within the Corporation, including Vice President and Chief Development Officer 2006 to 2008. He also held the position of President – HVAC Division dating back to 2004. Between 1983 and 2004, Mr. Hajj held executive and managerial positions in manufacturing, supply chain, information technology and global electrical manufacturing operations. In addition, he has served as President of the Company’s European Middle East and Asia business.

Peggy P. Gann, 62
Senior Vice President – Human Resources and Administration

Ms. Gann was elected Senior Vice President – Human Resources and Administration in May 2010. Ms. Gann was employed by Schneider Electric from 1989 to 2008 where she led the company’s human resources, communication and administration functions for the North American Division. Prior to that time, she held various human resources leadership positions at Johns Manville Corporation from 1966 to 1989.

J.N. Raines, 67
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

Stanley P. Locke, 51
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

Financial Information About Foreign and U.S. Operations

Export sales originating in the U.S. were approximately $74 million in 2010, $55 million in 2009, and $60 million in 2008. For additional financial information about international and U.S. operations, please refer to Note 18 in the Notes to Consolidated Financial Statements.

NYSE Certifications

Our CEO certified to the New York Stock Exchange in 2010 that we were in compliance with the NYSE listing standards. Our CEO and CFO have executed the certification required by section 302 of the Sarbanes-Oxley Act of 2002, which is contained herein as an exhibit to this Form 10-K for the fiscal year ended December 31, 2010.

Item 1A.	RISK FACTORS

There are many factors that could pose a material risk to our business, its operating results, its financial condition and its ability to execute its business plan, some of which are beyond our control. These factors include, but are not limited to:

Negative economic conditions could have a material adverse effect on our operating results and financial condition.

The success of Thomas & Betts’ business is directly linked to positive economic conditions in the countries where we sell our products. We do business in geographically diverse markets. In 2010, approximately one-third of our net sales were generated outside of the United States. The current economic environment has had an adverse effect on historical demand in our primary markets and a continued decline in economic activity could adversely affect demand for products in each of our business segments, thereby having a material adverse impact on our operating results and financial condition. Additionally, these conditions could also impair the ability of those with whom we do business to satisfy their obligations to us. Finally, a continued decline in economic activity could result in adverse changes to our current stock market-related fundamentals and current projected future operating results that are used to assess asset valuations (including goodwill and other intangible assets). Such revisions could lead to potentially significant financial impairment charges for these assets in future periods. Material adverse changes in economic (including the potential negative impact of higher interest rates and availability of credit on capital spending in the markets we serve) or industry conditions generally or in the specific markets served by Thomas & Betts could have a material adverse effect on our operating results and financial condition.

A significant reduction in the supply of commodity raw materials could materially disrupt our business and rising and volatile costs for commodity raw materials and energy could have a material adverse effect on our profitability.

In recent years, we have experienced rising and, at times, volatile costs for commodity raw materials (steel, aluminum, copper, zinc, resins and rubber compounds) and energy. Additionally, increased worldwide demand for steel has, at times, caused the availability of steel to be a concern, and resin supply has, at times, been disrupted by natural disasters. Any significant accidents, labor disputes, fires, severe weather, floods or other difficulties encountered by our principal suppliers could result in production delays or the inability to fulfill orders on a timely basis. We may also not be able to fully offset in the future the effects of rising and at times volatile costs for commodity raw materials and energy through price increases for our products, productivity improvements or other cost reductions.

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

Thomas & Betts has operations in over 20 countries and sells to customers throughout the world. Should a natural disaster such as a hurricane, tornado, earthquake or flood severely damage a major manufacturing, distribution or headquarters facility of Thomas & Betts, or damage a major facility of one or more of our significant customers or important suppliers, our business could be materially disrupted.

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

Risks and uncertainties related to the Corporation’s operations in Mexico could negatively impact the Corporation’s operating results.

The Corporation has extensive manufacturing operations located in Mexico, a country in which there are potential risks related to geo-political events, political instability, corruption, economic volatility, drug cartel and gang-related violence, social and ethnic unrest, enforcement of property rights, governmental regulations, and public safety and security, among others. As in many developing markets, there are also uncertainties in how local law is applied, including areas most relevant to commercial transactions and foreign investment. As a result, events could occur in Mexico, which are beyond the Corporation’s control, which could restrict the Corporation’s ability to operate its manufacturing locations in Mexico or significantly reduce the Corporation’s ability to transport products manufactured at these locations out of Mexico. Such events could have a material adverse effect on our business, operating results and financial position.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We have operations in over 20 countries and, as of December 31, 2010, occupy approximately 5.1 million square feet of manufacturing space. Our manufacturing locations by segment as of December 31, 2010 were as follows:

		Approximate
		Area in
		Square Feet
		(000s)
Segment	Location	Leased	Owned

Electrical	Arkansas	—	286
	California	113	—
	Florida	—	189
	Iowa	—	159
	Mississippi	—	237
	New Jersey	—	134
	New Mexico	—	100
	North Carolina	—	22
	Puerto Rico	68	28
	Tennessee	—	497
	Virginia	100	—
	Australia	28	29
	Canada	83	751
	France	—	52
	Germany	15	—
	Hungary	88	—
	Japan	14	—
	Mexico	337	—
	Netherlands	8	39
	Saudi Arabia	—	51
	Switzerland	—	59
	United Kingdom	77	181

		Approximate
		Area in
		Square Feet
		(000s)
Segment	Location	Leased	Owned

Steel Structures	Alabama	—	240
	South Carolina	—	132
	Texas	—	139
	Wisconsin	—	195

HVAC	Pennsylvania	—	227
	Belgium	140	—
	France	25	—
	Mexico	214	—

As of December 31, 2010, the Corporation has 2.7 million square feet of office, distribution, storage and other space. Included in this total are three owned primary distribution centers located in Belgium (0.1 million square feet), Canada (0.3 million square feet) and Byhalia, Mississippi (0.9 million square feet). We also have sales offices, warehouses, storage and other facilities in approximately 1.2 million square feet of space, most of which is leased, and approximately 0.2 million square feet of leased space in Memphis, Tennessee, which includes our corporate headquarters.

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

We are the owner or operator, or former owner or operator, of various manufacturing locations that we are currently evaluating for the presence, or extent, of contamination that may require remediation or are in process of remediation. These sites include former or inactive facilities or properties in Alabama; Connecticut; Indiana; Massachusetts; New Hampshire; New Jersey; Pennsylvania; Ohio; and Oklahoma. The sites further include active manufacturing locations in Florida; New Jersey; and South Carolina.

We have been notified by the United States Environmental Protection Agency or similar state environmental regulatory agencies or private parties that we, in many instances along with others,

may currently be potentially responsible for the remediation of sites pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, similar federal and state environmental statutes, or common law theories. We, along with others, may be held jointly and severally liable for all costs relating to investigation and remediation of eight other sites pursuant to these environmental laws.

In conjunction with certain acquisitions, we assumed responsibility for legacy environmental matters.

We have provided for environmental liabilities to the extent probable and estimable, but we are not able to predict the extent of our ultimate liability with respect to all of these pending or future environmental matters.

Item 4.	(Removed and Reserved)

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol TNB. The following table sets forth by quarter for the last two years the high and low sales prices of our common stock as reported by the NYSE.

At February 11, 2011, the closing price of our common stock on the NYSE was 56.08.

	2010	2009

First Quarter
Market price high	$39.24	$28.04
Market price low	$33.37	$19.76
Second Quarter
Market price high	$43.62	$33.06
Market price low	$34.70	$23.17
Third Quarter
Market price high	$41.45	$30.76
Market price low	$33.86	$23.82
Fourth Quarter
Market price high	$49.70	$38.55
Market price low	$40.74	$28.36

Holders

At February 11, 2011, we had 2,449 shareholders of record, not including shares held in security position listings, or “street name.”

Dividends

We do not currently pay cash dividends. Future decisions concerning the payment of cash dividends will depend upon our results of operations, financial condition, strategic investment opportunities, capital expenditure plans, terms of credit agreements, and other factors that the Board of Directors may consider relevant.

PERFORMANCE GRAPH

This graph shows, from the end of 2005 to the end of 2010, changes in the value of $100 invested in each of Thomas and Betts’ common stock, Standard & Poor’s (“S&P”) Midcap 400 Composite Index and a peer group consisting of five companies whose businesses are representative of our business segments. The companies in the peer group are: Amphenol Corporation, Cooper Industries, Ltd., Eaton Corporation, Hubbell Incorporated and Rockwell Automation Corporation.

	Dec-05	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10
Thomas & Betts Corporation	$100	$113	$117	$57	$85	$115
S&P Midcap 400	$100	$110	$119	$76	$104	$132
Peer Group (5 Stocks)	$100	$116	$146	$78	$118	$170

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In 2008, the Corporation’s Board of Directors approved a share repurchase plan that authorized the Corporation to buy up to 5,000,000 of our common shares. Under this authorization, the Corporation repurchased with available cash resources 4,500,000 (1,075,000 in 2010; 1,000,000 in 2009; 2,425,000 in 2008) common shares through open-market transactions. This share repurchase authorization expired in October 2010.

In September 2010, the Corporation’s Board of Directors approved a share repurchase plan that authorizes the Corporation to buy up to 3,000,000 of its common shares. The Corporation repurchased, with available cash resources, 500,000 shares under this authorization during 2010. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires in December 2012.

Issuer Purchases of Equity Securities

The following table provides information relating to the Corporation’s repurchases of common stock in the fourth quarter of 2010.

			Total	Maximum
			Number	Number
			of Common	of Common
			Shares	Shares
	Total		Purchased	that May
	Number of	Average	as Part of	Yet Be
	Common	Price Paid	Publicly	Purchased
	Shares	per Common	Announced	Under
	Purchased	Share	Plans	the Plans

September 2010 Plan (3,000,000 common shares authorized)
4th Quarter 2010:
November 2010	150,000	$44.43	150,000	2,850,000
December 2010	350,000	$48.38	350,000	2,500,000

Plan total in the 4th Quarter 2010	500,000	$47.20	500,000	2,500,000

Item 6.	SELECTED FINANCIAL DATA

Thomas & Betts Corporation and Subsidiaries

(In thousands, except per share data)	2010	2009	2008	2007	2006

Net sales	$2,004,366	$1,832,708	$2,392,093	$2,046,060	$1,794,823
Net earnings from continuing operations	$137,736	$100,935	$265,604	$175,010	$167,984
Total assets	$2,632,393	$2,453,407	$2,410,602	$2,567,786	$1,830,223
Long-term debt including current maturities	$574,412	$638,536	$660,944	$811,205	$387,631
Per share earnings from continuing operations:
Basic	$2.66	$1.93	$4.70	$3.02	$2.78
Diluted	$2.61	$1.91	$4.65	$2.98	$2.73

Note: The revenues and financial performance of the communications products business, divested in 2010, have been removed from the presentation of continuing operations and presented as a single line item in “Discontinued Operations”. Additionally, selected financial data reflects the impact of acquisitions by the Corporation in 2010, 2008 and 2007 for consideration of approximately $245 million, $90 million and $750 million, respectively. The Corporation used existing cash resources to fund our 2010 acquisitions. The Corporation funded certain of the 2008 and 2007 acquisitions using its revolving credit facility. Net earnings from continuing operations in 2008 reflects a pre-tax gain of approximately $170 million from the Corporation’s sale of its minority interest in Leviton Manufacturing Company.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Thomas & Betts Corporation is a leading designer and manufacturer of essential components used to manage the connection, distribution, transmission and reliability of electrical products in industrial, construction and utility applications. We are also a leading producer of commercial heating and ventilation units used in commercial and industrial buildings and highly engineered steel structures used for utility transmission. We have operations in over 20 countries. Manufacturing, marketing and sales activities are concentrated primarily in North America and Europe.

Critical Accounting Policies

The preparation of financial statements contained in this report requires the use of estimates and assumptions to determine certain amounts reported as net sales, costs, expenses, assets or liabilities and certain amounts disclosed as contingent assets or liabilities. Actual results may differ from those estimates or assumptions. Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements. We believe our critical accounting policies include the following:

•	Revenue Recognition: We recognize revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. We recognize revenue for service agreements over the applicable service periods. Sales discounts, quantity and price rebates, and allowances are estimated based on contractual commitments and experience and recorded as a reduction of revenue in the period in which the sale is recognized. Quantity rebates are in the form of volume incentive discount plans, which include specific sales volume targets or year-over-year sales volume growth targets for specific customers. Certain distributors can take advantage of price rebates by subsequently reselling our products into targeted construction projects or markets. Following a distributor’s sale of an eligible product, the distributor submits a claim for a price rebate. A number of distributors, primarily in our Electrical segment, have the right to return goods under certain circumstances and those returns, which are reasonably estimable, are accrued as a reduction of revenue at the time of shipment. We analyze historical returns and allowances, current economic trends and specific customer circumstances when evaluating the adequacy of accounts receivable related reserves and accruals. We provide allowances for doubtful accounts when credit losses are both probable and estimable.

•	Inventory Valuation: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. To ensure inventories are carried at the lower of cost or market, we periodically evaluate the carrying value of our inventories. We also periodically perform an evaluation of inventory for excess and obsolete items. Such evaluations are based on management’s judgment and use of estimates. Such estimates incorporate inventory quantities on-hand, aging of the inventory, sales history and forecasts for particular product groupings, planned dispositions of product lines and overall industry trends.

•	Goodwill and Other Intangible Assets: We apply the acquisition (purchase) method of accounting for all business combinations. Under this method, all assets and liabilities acquired in a business combination, including goodwill, indefinite-lived intangibles and other intangibles, are recorded at fair value. The purchase price allocation requires subjective

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

•	Pension and Other Postretirement Benefit Plan Actuarial Assumptions: We recognize the overfunded or underfunded status of benefit plans in our consolidated balance sheets. For purposes of calculating pension and postretirement medical benefit obligations and related costs, we use certain actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these assumptions annually. Other assumptions include employee demographic factors (retirement patterns, mortality and turnover), rate of compensation increase and the healthcare cost trend rate. See additional information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Qualified Pension Plans.

•	Income Taxes: We use the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and requires an evaluation of asset realizability based on a more-likely-than-not criteria. We have valuation allowances for deferred tax assets primarily associated with foreign net operating loss carryforwards and foreign income tax credit carryforwards. Realization of the deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We believe that it is more-likely-than-not that future taxable income, based on enacted tax laws in effect as of December 31, 2010, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances.

•	Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of currently available facts related to each site. The operation of manufacturing plants involves a high level of susceptibility in these areas, and requires subjective judgements by management in assessing environmental or occupational health and safety liabilities.

The revenues and financial performance of the communications products business, divested in 2010, have been removed from the presentation of continuing operations and presented as a single line item in “Discontinued Operations”.

Summary of Consolidated Results

	2010		2009		2008
	In	% of Net	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales	Thousands	Sales

Net sales	$2,004,366	100.0	$1,832,708	100.0	$2,392,093	100.0
Cost of sales	1,387,334	69.2	1,279,474	69.8	1,636,016	68.4

Gross profit	617,032	30.8	553,234	30.2	756,077	31.6
Selling, general and administrative	396,269	19.8	367,022	20.0	423,699	17.7
Intangible asset impairment	—	—	5,794	0.4	32,700	1.4

Earnings from operations	220,763	11.0	180,418	9.8	299,678	12.5
Interest expense, net	(35,124)	(1.8)	(35,483)	(1.9)	(43,426)	(1.8)
Loss on extinguishment of debt	—	—	(6,391)	(0.3)	—	—
Other (expense) income, net	(299)	0.1	1,846	0.1	(7,737)	(0.3)
Gain on sale of equity interest	—	—	—	—	169,684	7.1

Earnings from continuing operations before income taxes	185,340	9.3	140,390	7.7	418,199	17.5
Income tax provision	47,604	2.4	39,455	2.2	152,595	6.4

Net earnings from continuing operations	137,736	6.9	100,935	5.5	265,604	11.1
Earnings from discontinued operations, net	7,904	0.4	6,975	0.4	(273)	—

Net earnings	$145,640	7.3	$107,910	5.9	$265,331	11.1

Basic earnings (loss) per share:
Continuing operations	$2.66		$1.93		$4.70
Discontinued operations	0.16		0.14		(0.01)

Net earnings	$2.82		$2.07		$4.69

Diluted earnings (loss) per share:
Continuing operations	$2.61		$1.91		$4.65
Discontinued operations	0.15		0.13		(0.01)

Net earnings	$2.76		$2.04		$4.64

Year 2010 Compared with 2009

Overview

Net sales in 2010 increased from 2009 primarily reflecting the positive impacts of the 2010 acquisitions and higher sales volumes in the Electrical segment, which were partially offset by a decrease in net sales in our Steel Structures and HVAC segments.

Earnings from operations in 2010 increased from 2009, both in dollars and as a percent of sales. This improvement reflects the current year acquisitions, higher sales and production volumes, previous actions to manage costs, headcount and capacity, as well as the impact of a weaker U.S. dollar. Earnings from operations in 2010 included charges related to facility consolidations in our Electrical and HVAC segments and a charge for environmental remediation. Earnings from operations in 2009 included a charge related to a facility consolidation in our Electrical segment, a charge for intangible asset impairment, a charge for environmental remediation and a charge related to a debt refinancing.

Net earnings from continuing operations in 2010 were $137.7 million ($2.61 per diluted share) compared to net earnings of $100.9 million ($1.91 per diluted share) in 2009. Net earnings from continuing operations in 2010 include a net after-tax charge totaling $7.6 million ($0.14 per diluted share), as described below. Net earnings from continuing operations in 2009 included a net after-tax charge totaling $12.4 million ($0.23 per diluted share), as described below.

Net Sales and Gross Profit

Net sales in 2010 were $2.0 billion, up 9.4% from 2009. The sales increase from the prior year attributable to 2010 acquisitions was 5.4% or $98.7 million. Higher volumes in our Electrical segment also positively impacted year-over-year sales. A weaker U.S. dollar positively impacted sales by approximately $35 million in 2010 when compared to 2009.

Gross profit in 2010 was $617.0 million, or 30.8% of net sales, compared to $553.2 million, or 30.2% of net sales, in 2009. The year-over-year increase in gross profit reflects the positive impact from the current year acquisitions, higher sales and production volumes, continued pricing discipline, improved product mix and previous actions taken to manage costs, headcount and capacity. Gross profit in 2010 includes pre-tax charges of $9.1 million for facility consolidations compared to $3.6 million of pre-tax facility consolidation charges in 2009.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense in 2010 was $396.3 million, or 19.8% of net sales, compared to $367.0 million, or 20.0% of net sales, in the prior-year. SG&A expenses in 2010 were impacted by pre-tax environmental remediation charges of $5.3 million in 2010 and $4 million in 2009. SG&A as a percent of sales in both periods reflects our continued overall efforts to tightly manage expenses and the leverage impact of incremental volumes on our fixed cost base.

Interest Expense, Net

Interest expense, net was $35.1 million in 2010, down modestly from 2009. The decrease reflects the impact of increased interest income from higher average cash balances in 2010. Interest income included in interest expense, net was $2.5 million in 2010 and $0.8 million in 2009. Interest expense was $37.6 million for 2010 and $36.3 million for 2009.

Income Taxes

The effective tax rate from continuing operations in 2010 was 25.7% compared to 28.1% in 2009. The decreased effective rate for 2010 reflects the favorable impact related to the release of a $1.5 million tax reserve assumed with a 2007 acquisition. The effective tax rate from continuing operations for both years also reflects benefits from our Puerto Rican manufacturing operations.

Net Earnings

Net earnings from continuing operations in 2010 were $137.7 million, or $2.61 per diluted share, compared to net earnings from continuing operations of $100.9 million, or $1.91 per diluted share, in 2009. Net earnings from continuing operations in 2010 include a net after-tax charge totaling $7.6 million ($0.14 per diluted share) associated with facility consolidations ($0.11 per diluted share), an environmental remediation charge ($0.06 per diluted share) and a benefit related to the release of a tax reserve ($0.03 per diluted share). Net earnings from continuing operations in 2009 included a net after-tax charge totaling $12.4 million ($0.23 per diluted share) associated with debt refinancing ($0.08 per diluted share), a facility consolidation ($0.04 per diluted share), a non-

cash charge for intangible asset impairment ($0.07 per diluted share), and an environmental remediation charge ($0.04 per diluted share).

Earnings from discontinued operations, net was $7.9 million, or $0.15 per diluted share, in 2010 compared to $7.0 million, or $0.13 per diluted share, in 2009. Earnings from discontinued operations, net in 2010 included a $3.3 million gain on sale in conjunction with the divesture of the non-strategic communications products business.

Net earnings in 2010 were $145.6 million, or $2.76 per diluted share. Net earnings in 2009 were $107.9 million, or $2.04 per diluted share.

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

Earnings from operations in dollars and as a percent of sales decreased from 2008 primarily as a result of lower sales and production volumes. Prior actions taken to reduce headcount and cut expenses, the impact of lower current year commodity costs, and our discipline in managing price muted the negative impact of lower sales volumes on 2009 earnings. Earnings from operations in 2009 included a charge related to a facility consolidation, a non-cash charge for intangible asset impairment, and an environmental remediation charge. Earnings from operations in 2008 included a non-cash charge for intangible asset impairment and a benefit from a favorable legal settlement.

During 2009, we refinanced certain long-term debt and recognized a loss on extinguishment of debt.

During 2008, we sold our minority interest in Leviton Manufacturing Company (“Leviton”) and recognized a pre-tax gain of $170 million.

Net earnings from continuing operations in 2009 were $100.9 million, or $1.91 per diluted share compared to net earnings from continuing operations of $265.6 million, or $4.65 per diluted share in 2008. Net earnings from continuing operations in 2009 included a net after-tax charge totaling $12.4 million ($0.23 per diluted share), as described below. Net earnings from continuing operations in 2008 included a net after-tax benefit totaling $74.9 million ($1.31 per diluted share), as described below.

Net Sales and Gross Profit

Net sales in 2009 were $1.8 billion, down 23.4% from 2008. The year-over-year sales decrease primarily reflects lower sales volumes on weaker global demand in our Electrical and HVAC segments. The stronger U.S. dollar negatively impacted sales by approximately $77 million in 2009 when compared to 2008.

Gross profit in 2009 was $553.2 million, or 30.2% of net sales, compared to $756.1 million, or 31.6% of net sales, in 2008. The year-over-year decrease as a percent of sales reflects the impact of lower production volumes. Actions taken in the second half of 2008 and during 2009 to lower overall manufacturing costs – headcount and expense cuts – helped mitigate the negative impact of lower production volumes. Lower commodity costs and our discipline in managing our price-cost relationship also benefited 2009 gross profit. Gross profit in 2009 also reflected net charges totaling $3.6 million related to a facility consolidation.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense in 2009 was $367.0 million, or 20.0% of net sales, compared to $423.7 million, or 17.7% of net sales, in 2008. SG&A expense in 2009 reflects a $4 million environmental remediation charge. SG&A expense in 2008 reflects a favorable $12 million legal settlement.

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

Income Taxes

The effective tax rate from continuing operations in 2009 was 28.1% compared to 36.5% in 2008. The higher prior year effective rate for 2008 reflects the gain on sale of our minority interest in Leviton, the $32.7 million non-cash charge for impairment of intangible assets and a $14 million non-cash tax charge. The effective tax rate from continuing operations for both years reflects benefits from our Puerto Rican manufacturing operations.

Net Earnings

Net earnings from continuing operations in 2009 were $100.9 million, or $1.91 per diluted share compared to net earnings from continuing operations of $265.6 million, or $4.65 per diluted share in 2008. Net earnings from continuing operations in 2009 included a net after-tax charge totaling $12.4 million ($0.23 per diluted share) associated with debt refinancing ($0.08 per diluted share), a facility consolidation ($0.04 per diluted share), a non-cash charge for intangible asset impairment ($0.07 per diluted share) and an environmental remediation site ($0.04 per diluted share). Net earnings from continuing operations in 2008 included a net after-tax benefit totaling $74.9 million ($1.31 per diluted share) associated with the gain on sale of Leviton ($1.77 per diluted share), a non-cash charge for intangible asset impairment ($0.35 per diluted share), a non-cash tax charge ($0.24 per diluted share) and a benefit from a favorable legal settlement ($0.13 per diluted share).

Earnings from discontinued operations, net was $7.0 million, or $0.13 per diluted share, in 2009 compared to a loss from discontinued operations, net of $0.3 million, or $0.01 per diluted share, in 2008. The loss from discontinued operations, net in 2008 included an $8.4 million loss on sale in connection with the divestiture of the non-strategic pipe business acquired as part of a 2007 acquisition.

Net earnings in 2009 were $107.9 million, or $2.04 per diluted share. Net earnings in 2008 were $265.3 million, or $4.64 per diluted share.

Summary of Segment Results

	2010		2009		2008
	In	% of Net	In	% of Net	In	% of Net
Net Sales	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$1,678,645	83.7	$1,488,334	81.2	$2,021,390	84.5
Steel Structures	219,897	11.0	234,462	12.8	231,554	9.7
HVAC	105,824	5.3	109,912	6.0	139,149	5.8

	$2,004,366	100.0	$1,832,708	100.0	$2,392,093	100.0

	2010		2009		2008
	In	% of Net	In	% of Net	In	% of Net
Segment Earnings	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$316,201	18.8	$257,447	17.3	$401,209	19.8
Steel Structures	34,935	15.9	47,433	20.2	44,336	19.1
HVAC	16,145	15.3	18,213	16.6	25,693	18.5

Segment earnings	367,281	18.3	323,093	17.6	471,238	19.7
Corporate expense	(52,318)		(47,423)		(41,634)
Depreciation and amortization expense	(79,596)		(73,296)		(77,803)
Share-based compensation expense	(14,604)		(16,162)		(19,423)
Intangible asset impairment	—		(5,794)		(32,700)
Interest expense, net	(35,124)		(35,483)		(43,426)
Loss on extinguishment of debt	—		(6,391)		—
Other (expense) income, net	(299)		1,846		(7,737)
Gain on sale of equity interest	—		—		169,684

Earnings from continuing operations before income taxes	$185,340		$140,390		$418,199

We have three reportable segments: Electrical, Steel Structures and HVAC. We evaluate our business segments primarily on the basis of segment earnings, with segment earnings defined as earnings before corporate expense, depreciation and amortization expense, share-based compensation expense, interest, income taxes and certain other items.

Our segment earnings are significantly influenced by the operating performance of our Electrical segment that accounted 80% or more of our consolidated net sales and consolidated segment earnings during 2010, 2009 and 2008.

Electrical Segment

Year 2010 Compared with 2009

Electrical segment net sales in 2010 were $1.7 billion, up $190.3 million, or 12.8%, from 2009. The sales increase from the prior year attributable to the current year acquisitions of JT Packard & Associates, Inc. (“JT Packard”), PMA AG (“PMA”) and Cable Management Group, Ltd. (“CMG”) was 6.6% or approximately $98.7 million. Increased volumes also positively impacted year-over-year sales and reflect improved industrial and utility distribution demand. The weaker U.S. dollar positively impacted net sales by approximately $37 million in 2010.

Electrical segment earnings in 2010 were $316.2 million, up 22.8% from 2009. Segment earnings reflect pre-tax facility consolidation charges of $7.4 million in 2010 and $3.6 million in 2009. The increase in 2010 segment earnings compared to 2009 reflects the contribution from current year acquisitions, increased sales and production volumes, productivity improvements, improved product mix, and previous actions taken to manage costs, headcount and capacity.

Year 2009 Compared with 2008

Electrical segment net sales in 2009 were $1.5 billion, down $533.1 million, or 26.4%, from 2008. Decreased sales compared to 2008 reflect weaker demand for electrical products used in construction and industrial utility markets. Virtually all product and geographic markets in the Electrical segment experienced significant year-over-year volume declines. During 2009, we did not experience the traditional seasonal summer increase in non-residential construction-related demand usually seen in our Electrical segment. The stronger U.S. dollar negatively impacted net sales by approximately $75 million in 2009.

Electrical segment earnings in 2009 were $257.4 million, down 35.8% from 2008. Electrical segment earnings in 2009 included net pre-tax charges of $3.6 million. The decline in year-over-year segment earnings compared to 2008 reflects primarily the impact of lower sales and production volumes.

Steel Structures Segment

Year 2010 Compared with 2009

Net sales in 2010 in our Steel Structures segment were $219.9 million, down $14.6 million, or 6.2%, from 2009. The benefit from higher year-over-year production levels of 9% was more than fully offset by the revenue impact of lower year-over-year steel prices and more competitive market conditions. The current competitive pricing environment is also expected to persist in 2011. Segment earnings in 2010 were $34.9 million, down 26.3% from 2009, compared to the unusually strong earnings performance in 2009 as well as the difficult pricing conditions experienced during 2010.

Year 2009 Compared with 2008

Net sales in 2009 in our Steel Structures segment were $234.5 million, up $2.9 million, or 1.3%, from 2008. Relatively flat year-over-year net sales reflected an increase in volumes that were partially offset by price decreases from lower steel costs. Segment earnings in 2009 were $47.4 million, up 7.0% from 2008, primarily reflecting improved project mix.

HVAC Segment

Year 2010 Compared with 2009

Net sales in 2010 in our HVAC segment were $105.8 million, $4.1 million, or down 3.7%, from 2009. HVAC segment earnings in 2010 were $16.1 million, down 11.4% from 2009. The sales and earnings declines reflect lower sales volumes resulting from weak commercial construction markets. Segment earnings in 2010 include a pre-tax $1.7 million facility consolidation charge.

Year 2009 Compared with 2008

Net sales in 2009 in our HVAC segment were $109.9 million, down $29.2 million, or 21.0%, from 2008. HVAC segment earnings in 2009 were $18.2 million, down 29.1% from 2008. The sales and earnings declines reflect volume declines resulting from weak commercial construction markets and the curtailment of maintenance and replacement spending in key end markets.

Liquidity and Capital Resources

We had cash and cash equivalents of $455.2 million and $478.6 million at December 31, 2010 and 2009, respectively.

The following table reflects the primary category totals in our Consolidated Statements of Cash Flows.

(In thousands)	2010	2009	2008

Net cash provided by (used in) operating activities	$275,712	$237,862	$257,861
Net cash provided by (used in) investing activities	(128,121)	(35,091)	224,272
Net cash provided by (used in) financing activities	(179,666)	(53,110)	(312,685)
Effect of exchange-rate changes on cash and cash equivalents	8,660	36,458	(26,880)

Net increase (decrease) in cash and cash equivalents	(23,415)	186,119	142,568
Cash and cash equivalents, beginning of year	478,613	292,494	149,926

Cash and cash equivalents, end of year	$455,198	$478,613	$292,494

Operating Activities

Cash provided by operating activities in 2010 was primarily attributable to net income of $146 million. Operating activities in 2010 included depreciation and amortization of $81 million, share-based compensation expense of $15 million and a gain on the sale of a divested business of $3 million. Net changes in working capital (accounts receivable, inventories and accounts payable) and accrued liabilities positively impacted cash flows in 2010.

Cash provided by operating activities in 2009 was primarily attributable to net income of $108 million. Operating activities in 2009 included depreciation and amortization of $75 million, share-based compensation expense of $16 million, loss on extinguishment of debt of $6 million and a non-cash charge for intangible asset impairment of $6 million. Net changes in working capital (accounts receivable, inventories and accounts payable) and accrued liabilities positively impacted cash flows in 2009. Funding to qualified pension plans of $52 million negatively impacted cash flows in 2009.

Cash provided by operating activities in 2008 was primarily attributable to net income of $265 million. Net income in 2008 reflected a pre-tax gain on sale of our minority interest in Leviton of $170 million. Additionally, income taxes related to divestitures during 2008 negatively impacted cash flows by approximately $70 million. Operating activities in 2008 included depreciation and amortization of $80 million, a non-cash charge for intangible asset impairment of $33 million and share-based compensation expense of $19 million. Changes in working capital (accounts receivable, inventories and accounts payable) and accrued liabilities positively impacted cash flows in 2008. Operating activities in 2008 were also unfavorably impacted by change in control payments related to the LMS acquisition.

Investing Activities

Investing activities in 2010 included cash paid of approximately $78 million ($114 million purchase price less debt assumed and subsequently retired of $36 million) to acquire PMA, approximately $76 million ($110 million purchase price less debt assumed and subsequently retired of $34 million) to acquire CMG and approximately $21 million to acquire JT Packard. Investing activities in 2010 also reflected the sale of our non-strategic communications products business for proceeds of $78 million. During 2010, we had capital expenditures to support our ongoing business plans totaling $33 million.

During 2009, we had capital expenditures to support our ongoing business plans totaling $41 million.

Investing activities in 2008 included the sale of the held-for-sale operations that were acquired as part of the Lamson & Sessions Co. (“LMS”) acquisition for proceeds of $65 million. Investing activities in 2008 also reflect the sale of our minority interest in Leviton for net proceeds of $280 million. During 2008, we had two acquisitions totaling $91 million and capital expenditures to support our ongoing business plans totaling $42 million.

Financing Activities

Financing activities in 2010 included the repurchase of approximately 1.6 million common shares for $66 million, the repayment of approximately $36 million to retire debt assumed as part of the PMA acquisition and approximately $34 million to retire debt assumed as part of the CMG acquisitions, and $20 million of cash proceeds from stock option exercises. Additionally, during 2010 we paid down $65 million of outstanding indebtedness under the revolving credit facility.

Financing activities in 2009 included the repurchase of 1.0 million common shares for $25 million. During 2009, we issued $250 million of 5.625% senior notes due 2021 and used a portion of the net proceeds to retire $125 million of 7.25% notes due 2013 and repay $95 million of outstanding indebtedness on our revolving credit facility. During 2009, we repaid $148 million of debt using a combination of cash and borrowings under our revolving credit facility. Financing activities in 2009 resulted in no net change in the balance of our revolving credit facility from year-end 2008 to year-end 2009. During 2009, the Corporation reduced its total outstanding debt by approximately $26 million.

Financing activities in 2008 reflected cash used for the repurchase of approximately 5.2 million common shares for $161 million. Financing activities in 2008 also reflected repayment of $124 million of debt and net repayments on our revolving credit facility of $30 million.

$750 million Credit Facility

We have a revolving credit facility with total availability of $750 million and a five-year term expiring in October 2012. All borrowings and other extensions of credit under our revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the revolving credit facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility. In 2010, we repaid $65 million of outstanding indebtedness on our revolving credit facility. At December 31, 2010 and 2009, $325 million and $390 million, respectively, was outstanding under this facility.

In 2007, the Corporation entered into an interest rate swap to hedge its exposure to changes in the LIBOR rate on $390 million of borrowings under this facility. During 2010, a $65 million notional amount matured under the interest rate swap. See Item 7A.

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

Outstanding letters of credit, which reduced availability under the credit facility, amounted to $25 million at December 31, 2010. The letters of credit relate primarily to third-party insurance claims processing.

Other Credit Facilities

We have a EUR 10.0 million (approximately US$13.2 million) committed revolving credit facility with a European bank that has an indefinite maturity. Outstanding letters of credit which reduced availability under the European facility amounted to EUR 1.5 million (approximately US$1.9 million) at December 31, 2010. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default.

We have a CAN 30.0 million (approximately US$29.9 million) committed revolving credit facility with a Canadian bank that matures in 2011. There were no outstanding balances or letters of credit that reduced availability under the Canadian facility at December 31, 2010. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default.

Other Letters of Credit

As of December 31, 2010, we also had letters of credit in addition to those discussed above that do not reduce availability under our credit facilities. We had $2.7 million of such additional letters of credit that relate primarily to environmental assurances, third-party insurance claims processing, performance guarantees and acquisition obligations.

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

As of December 31, 2010, the aggregate availability of funds under our credit facilities is approximately $441.2 million, after deducting outstanding letters of credit. Availability is subject to the satisfaction of various covenants and conditions to borrowing.

Credit Ratings

As of December 31, 2010, we had investment grade credit ratings from Standard & Poor’s (BBB rating), Moody’s Investor Service (Baa2 rating) and Fitch Ratings (BBB rating) on our senior unsecured debt. Should these credit ratings drop, repayment under our credit facilities and securities will not be accelerated; however, our credit costs may increase. Similarly, if our credit ratings improve, we could potentially have a decrease in our credit costs. The maturity of any of our debt securities does not accelerate in the event of a credit downgrade.

Debt Securities

Thomas & Betts had the following unsecured debt securities outstanding as of December 31, 2010:

Issue Date	Amount	Interest Rate	Interest Payable	Maturity Date

November 2009	$250.0 million	5.625%	May 15 and November 15	November 2021

Other

In 2008, the Corporation’s Board of Directors approved a share repurchase plan that authorized the Corporation to buy up to 5,000,000 of our common shares. Under this authorization, the Corporation repurchased, with available cash resources, 4,500,000 (1,075,000 in 2010; 1,000,000 in 2009; 2,425,000 in 2008) common shares, through open-market transactions. This share repurchase authorization expired in October 2010.

In September 2010, the Corporation’s Board of Directors approved a share repurchase plan that authorizes the Corporation to buy up to 3,000,000 of its common shares. The Corporation repurchased, with available cash resources, 500,000 shares under this authorization during 2010. As of December 31, 2010, 2,500,000 shares remain available under this authorization. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires in December 2012.

We do not currently pay cash dividends. Future decisions concerning the payment of cash dividends on the common stock will depend upon our results of operations, financial condition, strategic investment opportunities, continued compliance with credit facilities and other factors that the Board of Directors may consider relevant.

As of December 31, 2010, we have $455 million in cash and cash equivalents and $441 million of aggregate availability under our credit facilities. We renewed our effective shelf registration with the Securities and Exchange Commission on December 3, 2008, utilizing the well-known seasoned issuer (WKSI) process. The registration permits us to issue common stock, preferred stock and debt securities. The registration is effective for a period of three years from the date of filing. We continue to have cash requirements to, among other things, support working capital and capital expenditure needs, service debt and fund our retirement plans as required. We generally intend to use available cash and internally generated funds to meet these cash requirements and may borrow under existing credit facilities or access the capital markets as needed for liquidity. We believe that we have sufficient sources of liquidity to satisfy both short-term and long-term requirements.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet arrangements.

Refer to Note 19 in the Notes to Consolidated Financial Statements for information regarding our guarantee and indemnification arrangements.

Contractual Obligations

The following table reflects our total contractual cash obligations as of December 31, 2010:

			2012	2014
			through	through
(In millions)	Total	2011	2013	2015	Thereafter

Long-Term Debt Including Current Maturities(a)	$574.4	$0.3	$325.7	$0.1	$248.3	(b)
Estimated Interest Payments(c)	178.2	30.9	36.5	28.1	82.7
Operating Lease Obligations	58.8	16.9	23.5	11.3	7.1

Total Contractual Cash Obligations(d)	$811.4	$48.1	$385.7	$39.5	$338.1

(a)	Includes capital leases.

(b)	Principal amount excluding unamortized discount is $250 million.

(c)	Reflects stated interest rates for fixed rate debt (including debt hedged via an interest rate swap) and year-end interest rates for variable rate debt.

(d)	We have liabilities associated with our qualified and non-qualified pension and postretirement benefit plans reflected in our consolidated balance sheet. Future contribution obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. Funding of these obligations will be dependent on future events such as the funded status of benefit plans, laws and regulations and the employment decisions of participants. Therefore, the timing of these payments cannot be precisely determined. Additionally, after December 31, 2010, future pension plan benefit accruals are suspended for the domestic non-bargaining plan participants under The Thomas & Betts Pension Plan. We expect required contributions to our qualified pension plans in 2011 to be minimal.

Credit Risk

We continually evaluate the credit risk associated with our customers. Credit risk with respect to trade receivables is mitigated in part by the large number of customers comprising our customer base and their dispersion across many different industries and geographic areas. No customer receivable exceeds 10% of total accounts receivable as of December 31, 2010. See also Risk Factors.

Qualified Pension Plans

We have domestic and foreign qualified pension plans with domestic plans accounting for a substantial portion of total plan liabilities and assets. Our contributions to all qualified pension plans were $2 million in 2010, $52 million in 2009 and $2 million in 2008. We expect required contributions to our qualified pension plans in 2011 to be minimal. The following information indicates the funded status for our qualified pension plans:

All qualified pension plans:

	December 31,	December 31,
(In millions)	2010	2009

Benefit obligation	$535	$480
Fair value of plan assets	$456	$420

Our qualified pension plan assets at December 31, 2010 and 2009, were included in the following asset categories:

	Plan Assets
	December 31,
	2010	2009

Asset Category
Domestic equity securities	40%	38%
International equity securities	21%	24%
Debt securities	26%	27%
Other, including alternative investments	13%	11%

Total	100%	100%

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

	2010	2009	2008

Weighted-average long-term rates of return used to determine net periodic pension cost	8.0%	8.6%	8.4%

Reflected in the rates above are domestic weighted-average long-term rates of return of 8.3% for 2010 and 8.8% for 2009 and 2008.

The assumed discount rates we use for our qualified pension plans represent long-term high quality corporate bond rates commensurate with liability durations of our plans. Discount rates used to determine net periodic pension cost for all qualified pension plans are as follows:

	2010	2009	2008

Discount rates used to determine net periodic pension cost	5.7%	6.4%	6.0%

Reflected in the rates above are domestic discount rates to determine net periodic pension cost of 5.8% in 2010 and 6.3% in 2009 and 2008.

Discount rates used to determine pension benefit obligations as of December 31, 2010, 2009 and 2008 for all qualified pension plans were 5.2%, 5.7% and 6.4%, respectively, and reflect domestic discount rates of 5.3% for 2010, 5.8% for 2009 and 6.3% for 2008.

The potential impact on the 2010 net periodic pension cost resulting from a hypothetical one-percentage-point change in the assumed weighted-average long-term rate of return while maintaining a constant discount rate would be approximately $4 million. The potential impact on the 2010 net periodic pension cost resulting from a hypothetical one-percentage-point increase in the assumed discount rate while maintaining a constant weighted-average long-term rate of return would be a decrease of approximately $5 million, and a hypothetical one-percentage-point decrease in the assumed discount rate while maintaining a constant weighted-average long-term rate of return would be an increase of approximately $5 million.

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

Discontinued Operations

In 2010, we divested of our non-strategic communications products business for cash consideration of $78 million. The revenues and financial performance of the communications products business have been removed from the presentation of continuing operations and presented as a single line item in “Discontinued Operations”. This business was previously included in the Electrical segment, contributing $52.7 million of net sales and $7.9 million of net earnings in 2010, including a $3.3 million gain on divestiture. During 2009, this business contributed $66.0 million of net sales and net earnings of $7.0 million. During 2008, this business contributed $81.7 million of net sales and net earnings of $8.1 million.

During 2008, we completed the divestiture of our non-strategic pipe business. The operations associated with this business were reflected as discontinued operations in our consolidated statements of operations. Results from discontinued operations for 2008 reflected net sales of approximately $164 million, loss before income taxes of $12.9 million, an income tax benefit of $4.5 million and net loss of $8.4 million.

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

Interest Rate Risk

During 2007, the Corporation entered into a forward-starting amortizing interest rate swap for a notional amount of $390 million. The notional amount reduced to $325 million on December 15, 2010 and reduces to $200 million on December 15, 2011 and $0 on October 1, 2012. The interest rate swap hedges the Corporation’s exposure to changes in interest rates on borrowings under its $750 million credit facility. The Corporation has designated the receive variable/pay fixed interest rate swap as a cash flow hedge for accounting purposes. Under the interest rate swap, the Corporation receives one-month London Interbank Offered Rate (“LIBOR”) and pays an underlying fixed rate of 4.86%. As of December 31, 2010, we recorded a swap liability of $21.3 million and a related contra equity amount, net of tax, of $13.1 million in accumulated other comprehensive income. We recognized a $0.1 million benefit to interest expense in 2010, 2009 and 2008 for the ineffective portion of the swap.

The following table reflects our interest rate sensitive derivative financial instruments as of December 31, 2010:

						December 31,
	Expected Maturities During					2010
	Year Ended December 31,					Fair Value
(In millions)	2011	2012	2013	2014	2015	(Liability)

Maturities on floating to fixed interest rate swap	$125.0	$200.0				$(21.3)
Average pay rate	4.86%	4.86%
Average receive rate	1-month LIBOR	1-month LIBOR

Forward Foreign Exchange Contracts

The Corporation is exposed to the effects of changes in exchange rates primarily from the Canadian dollar and European currencies. From time to time, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of foreign currencies to mitigate this risk. The Corporation had no outstanding forward sale or purchase contracts as of December 31, 2010 or 2009. During 2008, the Corporation was a party to currency forward exchange contracts that amortized monthly. The contracts were not designated as a hedge for accounting purposes. These contracts were intended to reduce cash flow volatility from exchange rate risk related to a short-term intercompany financing transaction. Under the terms of the 2008 contracts, the Corporation sold U.S. dollars at current spot rates and purchased Canadian dollars at a fixed forward exchange rate. During 2008, the Corporation recognized a mark-to-market loss of $0.7 million on these contracts that effectively matched foreign exchange gains on the short-term intercompany financing transaction.

Commodities Futures Contracts

During 2010, 2009 and 2008, the Corporation had no outstanding commodities futures contracts. The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, copper, zinc, resins and rubber compounds. At times, some of the risk associated with usage of aluminum, copper and zinc has been mitigated through the use of futures contracts that mitigate the price exposure to these commodities.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation, integrity and objectivity of the Corporation’s consolidated financial statements and related information appearing in this report. Management believes that the consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. The Corporation’s financial statements include amounts that are based on estimates and judgments which management believes are reasonable under the circumstances.

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

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010. Management has excluded the October 1, 2010 acquisition of Cable Management Group, Ltd. from its assessment of internal controls over financial reporting as permitted in the year of acquisition under Securities and Exchange Commission guidance. The total assets of this acquisition represents approximately 4.9% of the Corporation’s total assets at December 31, 2010 and this acquisition contributed approximately 0.4% of the Corporation’s 2010 net sales. KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting as of December 31, 2010.

/s/ Dominic J. Pileggi Chairman, President and Chief Executive Officer	/s/ William E Weaver, Jr. Senior Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ David L. Alyea Vice President — Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Thomas & Betts Corporation:

We have audited the accompanying consolidated balance sheets of Thomas & Betts Corporation and subsidiaries (the Corporation) as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thomas & Betts Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Thomas & Betts Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2011 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/  KPMG LLP
KPMG LLP
Memphis, Tennessee
February 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Thomas & Betts Corporation:

We have audited Thomas & Betts Corporation’s (the Corporation) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Thomas & Betts Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment of the effectiveness of Thomas & Betts Corporation’s internal control over financial reporting as of December 31, 2010, the October 1, 2010 acquisition of Cable Management Group, Ltd. The total assets of this acquisition represent approximately 4.9% of the Corporation’s total assets at December 31, 2010 and the acquisition contributed approximately 0.4% of the Corporation’s 2010 net sales. Our audit of internal control over financial reporting of

Thomas & Betts Corporation also excluded an evaluation of internal control over financial reporting of the acquired company.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Thomas & Betts Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2010, and our report dated February 16, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
KPMG LLP
Memphis, Tennessee
February 16, 2011

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008

Net sales	$2,004,366	$1,832,708	$2,392,093
Cost of sales	1,387,334	1,279,474	1,636,016

Gross profit	617,032	553,234	756,077
Selling, general and administrative	396,269	367,022	423,699
Intangible asset impairment	—	5,794	32,700

Earnings from operations	220,763	180,418	299,678
Interest expense, net	(35,124)	(35,483)	(43,426)
Loss on extinguishment of debt	—	(6,391)	—
Other (expense) income, net	(299)	1,846	(7,737)
Gain on sale of equity interest	—	—	169,684

Earnings from continuing operations before income taxes	185,340	140,390	418,199
Income tax provision	47,604	39,455	152,595

Net earnings from continuing operations	137,736	100,935	265,604
Earnings (loss) from discontinued operations, net	7,904	6,975	(273)

Net earnings	$145,640	$107,910	$265,331

Basic earnings (loss) per share:
Continuing operations	$2.66	$1.93	$4.70
Discontinued operations	0.16	0.14	(0.01)

Net earnings	$2.82	$2.07	$4.69

Diluted earnings (loss) per share:
Continuing operations	$2.61	$1.91	$4.65
Discontinued operations	0.15	0.13	(0.01)

Net earnings	$2.76	$2.04	$4.64

Average shares outstanding:
Basic	51,717	52,244	56,566
Diluted	52,777	52,958	57,159

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Balance Sheets
(In thousands)

	As of December 31,
	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$455,198	$478,613
Restricted cash	358	2,918
Receivables, net of allowances of $78,766 and $71,817	230,203	197,640
Inventories	220,250	209,268
Deferred income taxes	32,745	31,062
Other current assets	18,341	24,482

Total Current Assets	957,095	943,983

Property, plant and equipment, net	305,796	296,820
Goodwill	967,889	902,053
Other intangible assets, net	340,544	243,930
Other assets	61,069	66,621

Total Assets	$2,632,393	$2,453,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$322	$522
Accounts payable	190,839	149,556
Accrued liabilities	126,241	113,654
Income taxes payable	26,263	8,849

Total Current Liabilities	343,665	272,581

Long-Term Liabilities
Long-term debt, net of current maturities	574,090	638,014
Long-term benefit plan liabilities	141,998	122,573
Deferred income taxes	41,405	8,723
Other long-term liabilities	64,453	70,307
Contingencies (Note 19)
Shareholders’ Equity
Common stock	5,095	5,179
Additional paid-in capital	34,384	63,835
Retained earnings	1,520,845	1,375,205
Accumulated other comprehensive income (loss)	(93,542)	(103,010)

Total Shareholders’ Equity	1,466,782	1,341,209

Total Liabilities and Shareholders’ Equity	$2,632,393	$2,453,407

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2010	2009	2008

Cash Flows from Operating Activities:
Net earnings	$145,640	$107,910	$265,331
Adjustments:
Depreciation and amortization	81,060	75,106	80,441
Share-based compensation expense	14,875	16,315	19,423
Intangible asset impairment	—	5,794	32,700
Deferred income taxes	(1,536)	7,850	(10,257)
Incremental tax benefits from share-based payment arrangements	(2,870)	(247)	(611)
Loss (gain) on sale of divested business	(3,338)	—	8,067
Loss on extinguishment of debt	—	6,391	—
Gain on sale of equity interest	—	—	(169,684)
Changes in operating assets and liabilities, net of acquisition and foreign exchange effects:
Receivables	(15,051)	37,669	44,997
Inventories	(6,013)	74,815	(2,981)
Accounts payable	32,209	(36,456)	9,337
Accrued liabilities	7,319	(40,109)	(14,521)
Income taxes payable	4,348	1,580	6,575
Pension and other postretirement benefits	14,698	30,201	6,342
Funding to qualified pension plans	(2,386)	(51,655)	(1,849)
Other	6,757	2,698	(15,449)

Net cash provided by (used in) operating activities	275,712	237,862	257,861

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(33,397)	(41,106)	(42,094)
Purchases of businesses, net of cash acquired	(175,503)	—	(90,571)
Proceeds from sale of businesses	78,000	—	65,378
Proceeds from sale of equity interest, net	—	—	280,000
Restricted cash used for change in control payments	2,560	5,053	8,712
Proceeds from sale of property, plant and equipment	219	949	2,758
Other	—	13	89

Net cash provided by (used in) investing activities	(128,121)	(35,091)	224,272

Cash Flows from Financing Activities:
Repurchase of common shares	(66,461)	(24,907)	(161,461)
Stock options exercised	19,706	2,974	1,883
Revolving credit facility proceeds (repayments), net	(65,000)	—	(30,000)
Repayment of debt and other borrowings	(70,781)	(273,760)	(123,718)
Proceeds from issuance of debt	—	247,965	—
Incremental tax benefits from share-based payment arrangements	2,870	247	611
Debt issuance costs	—	(2,607)	—
Redemption premium on early retirement of debt	—	(3,022)	—

Net cash provided by (used in) financing activities	(179,666)	(53,110)	(312,685)

Effect of exchange-rate changes on cash and cash equivalents	8,660	36,458	(26,880)

Net increase (decrease) in cash and cash equivalents	(23,415)	186,119	142,568
Cash and cash equivalents, beginning of year	478,613	292,494	149,926

Cash and cash equivalents, end of year	$455,198	$478,613	$292,494

Cash payments for interest	$36,489	$36,940	$47,569
Cash payments for income taxes	$46,659	$31,240	$154,510

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(In thousands)

					Accumulated
					Other
			Additional		Comprehensive	Comprehensive
	Common Stock		Paid-In	Retained	Income	Income
	Shares	Amount	Capital	Earnings	(Loss)	(Loss)	Total

Balance at December 31, 2007	57,988	$5,770	$207,690	$1,001,997	$13,477		$1,228,934

Net earnings	—	—	—	265,331	—	$265,331	265,331
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	—	(104,355)	(104,355)
Unrealized gain (loss) on interest rate swap	—	—	—	—	—	(16,263)	(16,263)
Defined benefit pension and other post retirement plans	—	—	—	—	—	(89,842)	(89,842)

Other comprehensive loss	—	—	—	—	(210,460)	(210,460)	—

Comprehensive income	—	—	—	—	—	$54,871	—

Repurchase of common shares	(5,224)	(522)	(160,939)	—	—		(161,461)
Stock options and incentive awards	525	15	1,910	—	—		1,925
Share-based compensation	—	—	19,824	—	—		19,824
Tax benefits (deficits) realized from share-based payment arrangements	—	—	597	—	—		597
Benefit plan measurement date adjustment	—	—	—	(33)	—		(33)

Balance at December 31, 2008	53,289	$5,263	$69,082	$1,267,295	$(196,983)		$1,144,657

Net earnings	—	—	—	107,910	—	$107,910	107,910
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	—	70,537	70,537
Unrealized gain (loss) on interest rate swap	—	—	—	—	—	6,762	6,762
Defined benefit pension and other post retirement plans	—	—	—	—	—	16,674	16,674

Other comprehensive income	—	—	—	—	93,973	93,973	—

Comprehensive income	—	—	—	—	—	$201,883	—

Repurchase of common shares	(1,000)	(100)	(24,807)	—	—		(24,907)
Stock options and incentive awards	310	14	3,512	—	—		3,526
Share-based compensation	—	2	16,394	—	—		16,396
Tax benefits (deficits) realized from share-based payment arrangements	—	—	(346)	—	—		(346)

Balance at December 31, 2009	52,599	$5,179	$63,835	$1,375,205	$(103,010)		$1,341,209

Net earnings	—	—	—	145,640	—	$145,640	145,640
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	—	5,205	5,205
Unrealized gain (loss) on interest rate swap	—	—	—	—	—	4,552	4,552
Defined benefit pension and other post retirement plans	—	—	—	—	—	(289)	(289)

Other comprehensive income	—	—	—	—	9,468	9,468	—

Comprehensive income	—	—	—	—	—	$155,108	—

Repurchase of common shares	(1,575)	(158)	(66,303)	—	—		(66,461)
Stock options and incentive awards	839	73	19,643	—	—		19,716
Share-based compensation	—	1	14,823	—	—		14,824
Tax benefits (deficits) realized from share-based payment arrangements	—	—	2,386	—	—		2,386

Balance at December 31, 2010	51,863	$5,095	$34,384	$1,520,845	$(93,542)		$1,466,782

Preferred Stock: Authorized 1,000,000 shares, par value $0.10 per share. None issued.

Common Stock: Authorized 250,000,000 shares, par value $0.10 per share.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.	Nature of Operations

Thomas & Betts Corporation is a leading designer and manufacturer of electrical components used in industrial, construction and utility markets. The Corporation is also a leading producer of commercial heating and ventilation units used in commercial and industrial buildings and highly engineered steel structures used for utility transmission. The Corporation has operations in over 20 countries. Manufacturing, marketing and sales activities are concentrated primarily in North America and Europe. Thomas & Betts pursues growth through market penetration, new product development and acquisitions.

The Corporation sells its products through the following channels: 1) electrical, utility and heating, ventilation and air-conditioning distributors; 2) through mass merchandisers, catalog merchandisers and home improvement centers; and 3) directly to original equipment manufacturers, utilities and certain end-users.

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

Goodwill and Other Intangible Assets:  The Corporation applies the acquisition (purchase) method of accounting for all business combinations. Under this method, all assets and liabilities acquired in a business combination, including goodwill, indefinite-lived intangibles and other intangibles, are recorded at fair value. The purchase price allocation requires subjective judgments concerning estimates of the fair value of the acquired assets and liabilities. Goodwill consists principally of the excess of cost over the fair value of net assets acquired in business combinations and is not amortized. Other intangible assets as of December 31, 2010 and 2009, include identifiable intangible assets with indefinite lives totaling approximately $104 million and $77 million, respectively, and identifiable intangible assets with finite lives totaling approximately $237 million and $167 million, respectively. Intangible assets with indefinite lives are not amortized and intangible assets with finite lives are amortized over periods ranging from 3 to 15 years. For each amortizable intangible asset, the Corporation uses a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed. If that pattern cannot be reliably determined, the straight-line amortization method is used.

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

In conjunction with each test of goodwill the Corporation determines the fair value of each reporting unit and compares the fair value to the reporting unit’s carrying amount. A reporting unit is defined as an operating segment or one level below an operating segment. The Corporation determines the fair value of its reporting units using a combination of three valuation methods: market multiple approach; discounted cash flow approach; and comparable transactions approach. The market multiple approach provides indications of value based on market multiples for public companies involved in similar lines of business. The discounted cash flow approach calculates the present value of projected future cash flows using assumptions consistent with those of market participants. The comparable transactions approach provides indications of value based on an examination of recent transactions in which companies in similar lines of business were acquired. The fair values derived from these three valuation methods are then weighted to arrive at a single value for each reporting unit. Relative weights assigned to the three methods are based upon the availability, relevance and reliability of the underlying data. The Corporation’s determination of fair values as of the beginning of the fourth quarter of 2010 involved a weighting of 60% to the discounted cash flow approach and 30% - 40% to the market multiple approach. Due to a low level of transactions during 2010, 0% - 10% weighting was applied to the comparable transactions approach. The Corporation then reconciles the total values for all reporting units to its market capitalization and evaluates the reasonableness of the implied control premium.

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

The Corporation’s annual assessment of goodwill as of the beginning of the fourth quarter of 2010 and 2009 concluded that there was no impairment in either year. Additionally, the Corporation’s annual assessment as of the beginning of the fourth quarter of 2010 concluded that there was no impairment of intangible assets with indefinite lives. During the fourth quarter of 2009, the Corporation concluded that the fair value of certain intangible assets with indefinite lives in the Electrical segment and HVAC segment were impaired by $4.6 million and $1.2 million, respectively. See Note 8.

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

Pension and Other Postretirement Benefit Plans:  The Corporation and its subsidiaries have several defined benefit pension plans covering substantially all employees. These plans generally provide pension benefits that are based on compensation levels and years of service. Minimum annual required contributions to the plans, if any, are based on laws and regulations of the applicable countries. Effective January 1, 2008, substantially all domestic defined benefit pension plans are closed to new entrants. During 2009, the Board of Directors approved a plan for the suspension of future pension plan benefit accruals after December 31, 2010 in one of the Corporation’s major domestic pension plans covering non-bargaining employees.

The Corporation recognizes the overfunded or underfunded status of benefit plans in its consolidated balance sheets. Changes in funded status are recognized through comprehensive income in the year in which the change occurs. The Corporation uses the December 31 fiscal year end as the measurement date to account for the Corporation’s pension and other postretirement plans.

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

3.	Acquisitions & Divestitures

2010 Acquisitions

During 2010, the Corporation completed three acquisitions: Cable Management Group, Ltd. (“CMG”), PMA AG (“PMA”) and JT Packard & Associates, Inc. (“JT Packard”).

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

3.	Acquisitions & Divestitures (Continued)

The following is supplemental cash flow information regarding the Corporation’s acquisitions in 2010:

(In millions)

Fair value of assets acquired	$318
Less liabilities assumed	(62)

Net assets acquired	256
Less cash acquired	(11)

Total of purchase prices of businesses	245
Debt assumed (subsequently retired)	(70)

Purchases of businesses, net of cash acquired	$175

Cable Management Group, Ltd.

In October 2010, the Corporation acquired CMG, a leading global manufacturer of cable protection systems specified in industrial, infrastructure, and construction applications, for approximately $110 million. The purchase price consisted of cash of approximately $76 million and debt assumed of approximately $34 million. The debt assumed by the Corporation as part of this transaction was retired following completion of the acquisition.

CMG manufactures a broad range of metallic and non-metallic flexible conduit and fitting systems used to protect critical power and data systems from fire, dust, moisture, vibration and corrosion. The Corporation expects the CMG acquisition will broaden its existing product portfolio and enhance cross-selling of electrical products into markets served by CMG and the Corporation.

The results of CMG’s operations have been included in the consolidated financial statements of the Corporation since the acquisition date. Since the acquisition date, CMG’s net sales and net earnings, inclusive of purchase accounting adjustments, were not significant relative to the consolidated results. Acquisition-related costs for the CMG acquisition (included in selling, general and administrative expenses) were not significant.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

3.	Acquisitions & Divestitures (Continued)

The following table summarizes fair values for the assets acquired and liabilities assumed at the date of acquisition:

(In millions)

Fair Value of Consideration:
Cash paid, net of cash acquired	$76

Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets (primarily receivables and inventories)	$15
Property, plant and equipment	7
Identifiable intangible assets	59
Current liabilities	(9)
Debt assumed (subsequently retired)	(34)
Other long-term liabilities	(17)

Total identifiable net assets	21
Goodwill	55

Net cash paid	$76

The purchase price allocation resulted in goodwill of approximately $55 million and other intangible assets of approximately $59 million, all of which was assigned to the Corporation’s Electrical segment. Of the $59 million of intangible assets, approximately $11 million has been assigned to intangible assets with indefinite lives (consisting of trade/brand names) and approximately $48 million has been assigned to intangible assets with estimated lives up to 14 years (consisting primarily of customer relationships). Goodwill is not deductible for tax purposes.

PMA AG

In April 2010, the Corporation acquired PMA, a leading European manufacturer of technologically advanced cable protection systems, for approximately $114 million. The purchase price consisted of cash of approximately $78 million and debt assumed of approximately $36 million. The debt assumed by the Corporation as part of this transaction was retired following completion of the acquisition.

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

The results of PMA’s operations have been included in the consolidated financial statements of the Corporation since the April 2010 acquisition date. Since the acquisition date, PMA’s net sales and net earnings, inclusive of purchase accounting adjustments, were not significant relative to the consolidated results. Acquisition-related costs for the PMA acquisition (included in selling, general and administrative expenses) were not significant.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

3.	Acquisitions & Divestitures (Continued)

The following table summarizes fair values for the assets acquired and liabilities assumed at the date of acquisition:

(In millions)

Fair Value of Consideration:
Cash paid, net of cash acquired	$78

Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets (primarily receivables and inventories)	$16
Property, plant and equipment	30
Identifiable intangible assets	60
Current liabilities	(6)
Debt assumed (subsequently retired)	(36)
Other long-term liabilities	(19)

Total identifiable net assets	45
Goodwill	33

Net cash paid	$78

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

JT Packard & Associates, Inc.

In January 2010, the Corporation acquired JT Packard, the nation’s largest independent service provider for critical power equipment used by industrial and commercial enterprises in a broad array of markets, for approximately $21 million. The purchase price allocation resulted in goodwill of approximately $6 million and other intangible assets of approximately $11 million, all of which was assigned to the Corporation’s Electrical segment.

2008 Acquisitions

During 2008, the Corporation completed two acquisitions: The Homac Manufacturing Company and Boreal Braidings Inc.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

3.	Acquisitions & Divestitures (Continued)

The following is supplemental cash flow information regarding the Corporation’s acquisitions in 2008:

(In millions)

Fair value of assets acquired	$122
Less liabilities assumed	(30)

Net assets acquired	92
Less cash acquired	(1)

Purchases of businesses, net of cash acquired	$91

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

Divestitures

During 2010, the Corporation divested of its non-strategic communications products business $78 million. The operations associated with this business have been reflected as discontinued operations in the Corporation’s consolidated statements of operations. The sale resulted in a gain of $3.3 million that was included in discontinued operations. Discontinued operations in 2010 reflected net sales of approximately $53 million, earnings before income taxes of $35.0 million and net earnings of $7.9 million from the divested communications product business. Discontinued operations in 2009 reflected net sales of approximately $66 million, earnings before income taxes of $10.7 million and net earnings of $7.0 million from the divested communications product business. Discontinued operations in 2008 reflected net sales of approximately $82 million, earnings before income taxes of $12.9 and net earnings of $8.1 million from the divested communications product business.

Discontinued operations in 2008 also included the operations associated with the pipe business, which was acquired as part of the 2007 Lamson & Sessions Co. acquisition and was divested during

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

3.	Acquisitions & Divestitures (Continued)

2008. Discontinued operations in 2008 from the pipe business reflected net sales of approximately $164 million, loss before income taxes of $12.9 million and net loss of $8.4 million.

4.	Basic and Diluted Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

(In thousands, except per share data)	2010	2009	2008

Net earnings from continuing operations	$137,736	$100,935	$265,604
Earnings (loss) from discontinued operations, net	7,904	6,975	(273)

Net earnings	$145,640	$107,910	$265,331

Basic shares:
Average shares outstanding	51,717	52,244	56,566

Basic earnings (loss) per share:
Continuing operations	$2.66	$1.93	$4.70
Discontinued operations	0.16	0.14	(0.01)

Net earnings	$2.82	$2.07	$4.69

Diluted shares:
Average shares outstanding	51,717	52,244	56,566
Additional shares on the potential dilution from stock options and nonvested restricted stock	1,060	714	593

	52,777	52,958	57,159

Diluted earnings (loss) per share:
Continuing operations	$2.61	$1.91	$4.65
Discontinued operations	0.15	0.13	(0.01)

Net earnings	$2.76	$2.04	$4.64

The Corporation had stock options that were out-of-the-money which were excluded because of their anti-dilutive effect. Such out-of-the-money options related to 1,811,000 shares of common stock in 2010, 1,873,000 shares in 2009 and 1,574,000 shares in 2008.

5.	Gain on Sale of Equity Interest

During 2008, the Corporation sold its entire minority interest (29.1%) in Leviton Manufacturing Company (“Leviton”) back to Leviton for net proceeds of $280 million. Net proceeds reflect $300 million from Leviton, which was offset in part by a $20 million contingent payment triggered by the sale of shares. The transaction resulted in a pre-tax gain of approximately $170 million.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

6.	Inventories

The following table reflects inventories at December 31, 2010 and 2009:

(In thousands)	2010	2009

Finished goods	$106,998	$94,184
Work-in-process	23,636	22,933
Raw materials	89,616	92,151

Total inventories	$220,250	$209,268

7.	Property, Plant and Equipment

The following table reflects property, plant and equipment at December 31, 2010 and 2009:

(In thousands)	2010	2009

Land	$32,775	$23,111
Building	201,866	205,941
Machinery and equipment	663,642	714,303
Construction-in-progress	12,412	11,311

Gross property, plant and equipment	910,695	954,666
Less: Accumulated depreciation	604,899	657,846

Net property, plant and equipment	$305,796	$296,820

8.	Goodwill and Other Intangible Assets

The following table reflects activity for goodwill by segment during the three years ended December 31, 2010:

				Other —
	Balance at			Primarily	Balance at
	Beginning of			Currency	End of
(In thousands)	Year	Additions	Divestitures	Translation	Year

2010
Electrical	$836,582	$94,050	$(28,317)	$163	$902,478
Steel Structures	64,759	—	—	—	64,759
HVAC	712	—	—	(60)	652

	$902,053	$94,050	$(28,317)	$103	$967,889

2009
Electrical	$814,948	$—	$—	$21,634	$836,582
Steel Structures	64,759	—	—	—	64,759
HVAC	703	—	—	9	712

	$880,410	$—	$—	$21,643	$902,053

2008
Electrical	$808,099	$49,955	$—	$(43,106)	$814,948
Steel Structures	64,759	—	—	—	64,759
HVAC	716	—	—	(13)	703

	$873,574	$49,955	$—	$(43,119)	$880,410

The December 31, 2010 goodwill balance reflects a $28.3 million reduction as a result of the 2010 divestiture of the Corporation’s non-strategic communications business.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

8.	Goodwill and Other Intangible Assets (Continued)

The following table reflects activity for other intangible assets during the three years ended December 31, 2010:

					Other —
	Balance at				Primarily	Balance at
	Beginning of		Impairment	Amortization	Translation	End of
(In thousands)	Year	Additions	Charges	Expense	Adjustment	Year

2010
Intangible assets subject to amortization	$227,920	$102,502	$—	$—	$(2,245)	$328,177
Accumulated amortization	(61,112)	—	—	(30,261)	3	(91,370)

	166,808	102,502	—	(30,261)	(2,242)	236,807
Other Intangible assets not subject to amortization	77,122	27,627	—	—	(1,012)	103,737

Total	$243,930	$130,129	$—	$(30,261)	$(3,254)	$340,544

2009
Intangible assets subject to amortization	$226,752	$—	$—	$—	$1,168	$227,920
Accumulated amortization	(34,885)	—	—	(25,842)	(385)	(61,112)

	191,867	—	—	(25,842)	783	166,808
Other Intangible assets not subject to amortization	82,805	—	(5,794)	—	111	77,122

Total	$274,672	$—	$(5,794)	$(25,842)	$894	$243,930

2008
Intangible assets subject to amortization	$206,363	$21,924	$—	$—	$(1,535)	$226,752
Accumulated amortization	(8,636)	—	—	(26,582)	333	(34,885)

	197,727	21,924	—	(26,582)	(1,202)	191,867
Other Intangible assets not subject to amortization	101,643	14,034	(32,700)	—	(172)	82,805

Total	$299,370	$35,958	$(32,700)	$(26,582)	$(1,374)	$274,672

During 2009, the Corporation concluded that the fair value associated with certain trade name intangible assets in the Electrical segment and HVAC segment were impaired by $4.6 million and $1.2 million, respectively. During 2008, the Corporation concluded that the fair value associated with certain trade name intangible assets in the Electrical segment were impaired by $32.7 million. These charges reflect the impact of revised future revenue assumptions used to value trade name intangible assets.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

8.	Goodwill and Other Intangible Assets (Continued)

The following table reflects other intangible assets at December 31, 2010 and 2009:

				Weighted
				Average
	Gross	Accumulated	Net	Amortization
(In thousands)	Amount	Amortization	Amount	Period

2010
Other Intangible assets subject to amortization:
Customer Relationships	$298,664	$(77,714)	$220,950	12 years
Other	29,513	(13,656)	15,857	7 years

Total	$328,177	$(91,370)	236,807

Other Intangible assets not subject to amortization:
Trade Names			102,105
Other			1,632

Total			103,737

Total other intangible assets			$340,544

2009
Other Intangible assets subject to amortization:
Customer Relationships	$211,265	$(51,174)	$160,091	11 years
Other	16,655	(9,938)	6,717	6 years

Total	$227,920	$(61,112)	166,808

Other Intangible assets not subject to amortization:
Trade Names			75,689
Other			1,433

Total			77,122

Total other intangible assets			$243,930

Amortization of other intangible assets is included in selling, general and administrative expenses in the Corporation’s consolidated statements of operations.

Amortization expense estimates for each of the five years subsequent to 2010 are as follows:

(In millions)

2011	$34
2012	32
2013	30
2014	28
2015	26

9.	Income Taxes

Overview

The Corporation’s income tax provisions on continuing operations for 2010, 2009 and 2008 were $47.6 million (effective rate of 25.7%), $39.5 million (effective rate of 28.1%), and $152.6 million (effective rate of 36.5%), respectively. The effective rate for all periods reflects benefits from the Corporation’s Puerto Rican manufacturing operations, which has a significantly lower effective tax rate than the Corporation’s overall blended tax rate.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

9.	Income Taxes (Continued)

The 2010 effective rate reflects the impact of the release of a $1.5 million tax reserve associated with the resolution of an outstanding tax issue.

Undistributed earnings of foreign subsidiaries amounted to $705 million at December 31, 2010. These earnings are considered to be indefinitely reinvested, and, accordingly, no provision for U.S. federal or state income taxes has been made.

Earnings from continuing operations before income taxes and income tax provision recorded by the Corporation in 2010, 2009 and 2008 is as follows:

	Pretax		Tax
(In thousands)	Earnings	Tax Provision	Rate

2010	$185,340	$47,604	25.7%
2009	$140,390	$39,455	28.1%
2008	$418,199	$152,595	36.5%

Discontinued operations in 2010 reflected income before taxes of $35.0 million, an income tax liability of $27.1 million (effective rate of 78%) and net earnings of $7.9 million. The effective tax rate reflects the impact from non-deductible goodwill associated with the divested communications products business and the reversal of a deferred tax asset associated with state tax credits which will not be realized due to the transaction.

Discontinued operations in 2009 reflected income before taxes of $10.7 million, an income tax liability of $3.7 million (effective rate of 35%) and net earnings of $7.0 million.

Discontinued operations in 2008 reflected an income tax liability of $0.3 million (effective rate of 35%) and net loss of $0.3 million.

The relationship of domestic and foreign components of earnings from continuing operations before income taxes is as follows:

(In thousands)	2010	2009	2008

Domestic(a)	$15,591	$15,535	$229,495
Foreign	169,749	124,855	188,704

	$185,340	$140,390	$418,199

(a)	Domestic earnings from continuing operations before income taxes in 2010, 2009 and 2008 included interest expense, net of $35.1 million, $35.5 million and $43.4 million, respectively. The amount of interest expense related to foreign earnings is negligible. Domestic earnings from continuing operations also include corporate expense of $52.3 million in 2010, $47.4 million in 2009 and $41.6 million in 2008. Domestic earnings from continuing operations before income taxes in 2008 reflected the $170 million gain on sale of the minority interest in Leviton Manufacturing Company.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

9.	Income Taxes (Continued)

The components of income tax provision (benefit) on earnings from continuing operations are as follows:

(In thousands)	2010	2009	2008

Current
Federal	$4,820	$862	$106,918
Foreign	44,701	29,313	49,499
State	1,175	1,016	9,001

Total current provision	50,696	31,191	165,418

Deferred
Domestic	(917)	6,602	(8,605)
Foreign	(2,175)	1,662	(4,218)

Total deferred provision (benefit)	(3,092)	8,264	(12,823)

	$47,604	$39,455	$152,595

The reconciliation between the federal statutory tax rate and the Corporation’s effective tax rate on earnings from continuing operations is as follows:

	2010	2009	2008

Federal statutory tax rate	35.0%	35.0%	35.0%
Increase (reduction) resulting from:
State tax — net of federal tax benefit	0.4	0.7	3.4
Taxes on foreign earnings	(3.8)	(2.3)	(2.1)
Lower rate on income from Puerto Rico operations	(5.4)	(6.7)	(2.8)
Expiration of foreign net operating losses and tax credits	(0.7)	5.4	—
Change in valuation allowance	0.7	(5.2)	(0.3)
Other	(0.5)	1.2	3.3

Effective tax rate	25.7%	28.1%	36.5%

The Corporation’s tax years are open for all U.S. state and federal jurisdictions from 2007 through 2010. Certain state tax years remain open for 2005 filings. International statutes vary widely, and the open years range from 2004 through 2010. Taxing authorities have the ability to review prior tax years to the extent utilized net operating loss and tax credit carryforwards relate to open tax years.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

9.	Income Taxes (Continued)

The components of the Corporation’s net deferred tax assets were:

	December 31,	December 31,
(In thousands)	2010	2009

Deferred tax assets
Pension and other benefit plans	$58,423	$56,136
Tax credit and loss carryforwards	42,079	48,289
Accrued employee benefits	23,530	25,541
Accounts receivable	10,010	8,958
Inventories	9,619	10,135
Interest rate swap liability	7,969	10,802
Self-insurance liabilities	7,442	6,353
Environmental liabilities	4,098	3,763
Restructure accrual	2,208	2,355
Other	2,744	2,944

Total gross deferred tax assets	168,122	175,276
Valuation allowance	(23,835)	(22,593)

Net deferred tax assets	144,287	152,683

Deferred tax liabilities
Acquired intangibles	(76,973)	(56,043)
Property, plant and equipment	(25,099)	(17,554)
Goodwill and investments	(23,097)	(18,557)
Other	(6,748)	(9,433)

Total deferred tax liabilities	(131,917)	(101,587)

Net deferred tax assets	$12,370	$51,096

Balance Sheet Reconciliation
Current deferred income tax assets	$32,745	$31,062
Non-current deferred income tax assets	22,850	29,908
Current deferred income tax liabilities	(1,820)	(1,151)
Long-term deferred income tax liabilities	(41,405)	(8,723)

Net deferred tax assets	$12,370	$51,096

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

9.	Income Taxes (Continued)

A detail of net deferred tax assets associated with tax credits and loss carryforwards is as follows:

	December 31,	Expiration
(In thousands)	2010	Dates

Tax credit and loss carryforwards
U.S. state net operating loss carryforwards	$17,690	2011 – 2024
U.S. foreign tax credits	10,456	2015
U.S. state income tax credits	2,282	2011 – 2026
Foreign net operating loss carryforwards with no expiration dates	9,257	—
Foreign net operating loss carryforwards	2,394	2011 – 2019

Total tax credit and loss carryforwards	$42,079

The gross amount of net operating loss carryforwards is $301 million. The loss carryforwards are composed of $251 million of U.S. state net operating loss carryforwards and $50 million of foreign net operating loss carryforwards.

As of December 31, 2010, the Corporation has no reserves for unrecognized tax benefits.

Valuation Allowances

The valuation allowance for deferred tax assets increased by $1.2 million in 2010 due to increased foreign net operating losses, decreased by $7.3 million in 2009 due to expiration of foreign net operating losses and foreign tax credits and decreased by $1.2 million in 2008 due primarily to the reassessment of certain state income tax net operating losses and credit carryforwards. The majority of the $23.8 million valuation allowance as of December 31, 2010 relates to foreign net operating loss carryforwards and foreign income tax credit carryforwards and reflects management’s assessment that the probability of generating sufficient taxable income in certain foreign jurisdictions in the future does not meet the more-likely-than-not threshold.

Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of tax planning strategies. Management believes that it is more-likely-than-not that future taxable income, based on tax laws in effect as of December 31, 2010, will be sufficient to realize the recorded deferred tax assets, net of the existing valuation allowance at December 31, 2010. Projected future taxable income is based on management’s forecast of the operating results of the Corporation, and there can be no assurance that such results will be achieved. Management periodically reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income may not be generated to fully realize the net deferred tax assets, the Corporation will increase the valuation allowance by a charge to income tax expense in the period of such determination. Additionally, if events change in subsequent periods which indicate that a previously recorded valuation allowance is no longer needed, the Corporation will decrease the valuation allowance by providing an income tax benefit in the period of such determination.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

10.	Fair Value of Financial Instruments

The Corporation’s financial instruments include cash and cash equivalents, restricted cash, marketable securities, short-term trade receivables and payables and debt. Financial instruments also include an interest rate swap agreement, which is discussed further in Note 11 below. The carrying amounts of the Corporation’s financial instruments generally approximated their fair values at December 31, 2010 and 2009, except that, based on the borrowing rates available to the Corporation under current market conditions, the fair value of long-term debt (including current maturities) was approximately $588 million at December 31, 2010 and approximately $630 million at December 31, 2009.

11.	Derivative Instruments

The Corporation is exposed to market risk from changes in interest rates, foreign exchange rates and raw material prices, among others. At times, the Corporation may enter into various derivative instruments to manage certain of those risks. The Corporation does not enter into derivative instruments for speculative or trading purposes.

Interest Rate Swap Agreements

During 2007, the Corporation entered into a forward-starting amortizing interest rate swap for a notional amount of $390 million. The notional amount reduced to $325 million on December 15, 2010 and reduces to $200 million on December 15, 2011 and $0 on October 1, 2012. The interest rate swap hedges the Corporation’s exposure to changes in interest rates on borrowings under its $750 million revolving credit facility. The Corporation has designated the receive variable/pay fixed interest rate swap as a cash flow hedge for accounting purposes. Under the interest rate swap, the Corporation receives one-month London Interbank Offered Rate (“LIBOR”) and pays an underlying fixed rate of 4.86%. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the applicable periods during which the hedged transaction affects earnings. Gains or losses on the derivative representing hedge ineffectiveness are recognized in current period earnings.

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

The Corporation’s interest rate swap was reflected in the Corporation’s consolidated balance sheet in other long-term liabilities at its fair value of $21.3 million as of December 31, 2010 and $28.7 million as of December 31, 2009. This swap is measured at fair value at the end of each reporting period. The Corporation’s fair value estimate was determined using significant unobservable inputs and assumptions (Level 3) and, in addition, the liability valuation reflects the

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

11.	Derivative Instruments (Continued)

Corporation’s credit standing. The valuation technique utilized by the Corporation to calculate the swap fair value is the income approach. Using inputs for current market expectations of LIBOR rates, Eurodollar futures prices, treasury yields and interest rate swap spreads, this approach compares the present value of a constructed zero coupon yield curve and the present value of an extrapolated forecast of future interest rates. This determined value is then reduced by a credit valuation adjustment that takes into effect the current credit risk of the interest rate swap counterparty or the Corporation, as applicable. The credit valuation adjustment (which was an increase to the liability) was approximately $0.1 million as of December 31, 2010.

The Corporation’s balance of accumulated other comprehensive income has been reduced by $13.1 million, net of tax of $8.0 million, as of December 31, 2010 and $17.6 million, net of tax of $10.8 million, as of December 31, 2009 to reflect the above interest rate swap liability.

The following is a reconciliation associated with the interest rate swap of the fair value activity using Level 3 inputs during 2010 and 2009:

	Fair Value
	Measures
	(Level 3)
	December 31,	December 31,
(In millions)	2010	2009

Asset (liability) at beginning of period	$(28.7)	$(39.7)
Total realized/unrealized gains or losses:
Included in earnings	(18.0)	(17.8)
Increase (decrease) in fair value included in comprehensive income	7.3	11.1
Settlements	18.1	17.7

Asset (liability) at end of period	$(21.3)	$(28.7)

Interest expense, net reflects a benefit of $0.1 million in 2010, 2009 and 2008 for the ineffective portion of the swap.

Forward Foreign Exchange Contracts

The Corporation is exposed to the effects of changes in exchange rates primarily from the Canadian dollar and European currencies. From time to time, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of foreign currencies to mitigate this risk. The Corporation had no outstanding forward sale or purchase contracts as of December 31, 2010 or 2009. During 2008, the Corporation was a party to currency forward exchange contracts that amortized monthly. The contracts were not designated as a hedge for accounting purposes. These contracts were intended to reduce cash flow volatility from exchange rate risk related to a short-term intercompany financing transaction. Under the terms of the contracts, the Corporation sold U.S. dollars at current spot rates and purchased Canadian dollars at a fixed forward exchange rate. During 2008, the Corporation recognized a mark-to-market loss of $0.7 million on these contracts that effectively matched foreign exchange gains on the short-term intercompany financing transaction.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

11.	Derivative Instruments (Continued)

Commodities Futures Contracts

During 2010, 2009 and 2008, the Corporation had no outstanding commodities futures contracts. The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, copper, zinc, resins and rubber compounds. At times, some of the risk associated with usage of aluminum, copper and zinc has been mitigated through the use of futures contracts that mitigate the price exposure to these commodities.

12.	Debt

The Corporation’s long-term debt at December 31, 2010 and 2009 was:

	December 31,	December 31,
(In thousands)	2010	2009

Senior credit facility(a)	$325,000	$390,000
Unsecured notes:
5.625% Senior Notes due 2021(b)	248,301	248,014
Other, including capital leases	1,111	522

Long-term debt (including current maturities)	574,412	638,536
Less current maturities	322	522

Long-term debt, net of current maturities	$574,090	$638,014

(a)	Interest is paid monthly.

(b)	Interest is paid semi-annually.

Principal payments due on long-term debt including capital leases consisted of the following at December 31, 2010:

(In thousands)

2011	$322
2012	325,339
2013	358
2014	92
2015	—
Thereafter	248,301

$574,412

As of December 31, 2010 and 2009, the Corporation had outstanding $250 million of 5.625% Senior Notes due 2021. During 2009, the Corporation issued $250 million 5.625% senior notes due 2021 and used a portion of the net proceeds to retire $125 million of 7.25% notes due 2013 and repay $95 million of outstanding indebtedness on its revolving credit facility. The Corporation recognized a loss on extinguishment of debt of $6.4 million during 2009 associated with the early repayment of notes due 2013.

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

The Corporation has a revolving credit facility with total availability of $750 million and a five-year term expiring in October 2012. All borrowings and other extensions of credit under the Corporation’s revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the revolving credit facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility. The Corporation pays an annual commitment fee to maintain this facility of 10 basis points. In 2010, the Corporation repaid $65 million of outstanding indebtedness on its revolving credit facility. At December 31, 2010 and 2009, $325 million and $390 million were outstanding under this facility, respectively.

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

Outstanding letters of credit, which reduced availability under the credit facility, amounted to $25 million at December 31, 2010. The letters of credit relate primarily to third-party insurance claims processing.

The Corporation has a EUR 10 million (approximately US$13.2 million) committed revolving credit facility with a European bank. The Corporation pays an annual commitment fee of 20 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default. This facility has an indefinite maturity and no borrowings were outstanding as of December 31, 2010 and 2009. Outstanding letters of credit which reduced availability under the European facility amounted to EUR 1.5 million (approximately US$1.9 million) at December 31, 2010.

The Corporation has a CAN 30 million (approximately US$29.9 million) committed revolving credit facility with a Canadian bank. The Corporation pays an annual commitment fee of 12.5 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default. This facility matures in 2011, and no borrowings were outstanding as of December 31, 2010 and 2009.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

12.	Debt (Continued)

As of December 31, 2010, the Corporation’s aggregate availability of funds under its credit facilities is approximately $441.2 million, after deducting outstanding letters of credit. The Corporation has the option, at the time of drawing funds under any of the credit facilities, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank.

As of December 31, 2010, the Corporation also had letters of credit in addition to those discussed above that do not reduce availability under the Corporation’s credit facilities. The Corporation had $2.7 million of such additional letters of credit that relate primarily to environmental assurances, third-party insurance claims processing, performance guarantees and acquisition obligations.

13.	Share-Based Payment Arrangements

As of December 31, 2010, 2009 and 2008, the Corporation has equity compensation plans for key employees and for non-employee directors. Amounts recognized in the consolidated financial statements with respect to the Corporation’s plans are as follows:

(In thousands)	2010	2009	2008

Total cost of share-based payment plans during the year	$14,553	$16,243	$19,824
Amounts capitalized in inventories during the year	(1,427)	(1,476)	(1,771)
Amounts recognized in income during the year for amount previously capitalized	1,478	1,395	1,370

Amounts charged against income during the year, before income tax benefit	14,604	16,162	19,423
Related income tax benefit recognized in income during the year	(5,550)	(6,142)	(7,381)

Share-based payments compensation expense, net of tax	$9,054	$10,020	$12,042

Prior to 2009, share-based compensation was awarded to key employees during the first quarter of each year. In December 2008, the Corporation’s Board of Directors changed the schedule for annual awards to the fourth quarter of each year. Share-based compensation expense in 2008 reflects this change in award timing and includes awards during the first and fourth quarters of 2008.

Awards granted with features that shorten the requisite service period, such as retirement eligibility, are amortized over the minimum period an employee is required to provide service to vest in the award. The 2010 and 2009 net of tax share-based compensation expense reflected approximately $3 million of accelerated amortization over periods shorter than the stated service periods. The 2008 net of tax share-based compensation expense reflected approximately $6 million of accelerated amortization over periods shorter than the stated service periods.

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

Methods Used to Measure Compensation

Stock Options

The Corporation’s option grants qualify for classification as equity and such grants contain no provisions to allow an employee to force cash settlement by the Corporation. The Corporation’s options do not contain future market or performance conditions. The fair value of grants has been estimated on the grant date using a Black-Scholes-Merton option-pricing model. The measurement date is the grant date. The Corporation has elected a straight-line amortization method over the requisite service period (vesting period). The Corporation’s current estimate of forfeitures ranges from 1.0% to 8.5%. Compensation expense associated with option grants was recorded as selling, general and administrative (“SG&A”) expense and cost of sales, similar to other compensation expense.

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

The following are assumptions used in Black-Scholes-Merton valuations:

	2010	2009	2008

Weighted-average volatility	40%	40%-45%	30%-45%
Expected dividends	—%	—%	—%
Expected lives in years	4.5-5.5	4.0-5.0	4.0-5.0
Risk-free rate	1.75%-2.5%	2.00%-2.25%	1.50%-3.00%

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

13.	Share-Based Payment Arrangements (Continued)

Nonvested Shares

The Corporation’s nonvested share (restricted stock) awards qualify for classification as equity and such awards contain no provisions to allow an employee to force cash settlement by the Corporation. The initial measurement date is the award date. The Corporation has elected a straight-line amortization method over the requisite service period (vesting period). The fair value of awards has been determined as the stock price on the award date. The Corporation’s current estimate of forfeitures is 1.0% to 8.5%. Compensation expense associated with nonvested restricted stock awards was recorded as SG&A expense and cost of sales, similar to other compensation expense.

Summary of Option Activity

The following is a summary of option transactions:

		Weighted-	Weighted-
		Average	Average
	Number	Exercise	Contractual	Aggregate
	of Shares	Price	Term	Intrinsic Value
			(Years)	(In thousands)

Outstanding at December 31, 2009	4,369,271	$31.71	7.27	$33,086
Granted	509,009	46.61
Exercised	(725,154)	27.17
Forfeited or expired	(75,445)	36.12

Outstanding at December 31, 2010	4,077,681	$34.30	6.81	$57,210

Exercisable at December 31, 2010	2,486,898	$33.03	5.55	$38,122

The weighted-average grant date fair value of options granted during 2010 was $17.50, during 2009 was $13.35 and during 2008 was $9.43. The total intrinsic value of options exercised during 2010 was $12.9 million, during 2009 was $1.6 million and during 2008 was $1.1 million.

Summary of Nonvested Shares Activity

The following is a summary of nonvested shares (restricted stock) transactions:

		Weighted-
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at December 31, 2009	674,658	$32.11
Granted	112,652	$46.04
Vested	(136,745)	$45.86
Forfeited	(12,909)	$29.09

Nonvested at December 31, 2010	637,656	$31.69

As of December 31, 2010, there was $9.8 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

13.	Share-Based Payment Arrangements (Continued)

period of 2.0 years. The total grant date fair value of restricted stock that vested during 2010 was $6.3 million, during 2009 was $4.2 million and during 2008 was $3.4 million.

Recognized Tax Benefits

During 2010, 2009 and 2008, the Corporation recognized tax benefits (deficits) of $2.4 million, $(0.3) million and $0.6 million, respectively, related to the exercise of stock options and vesting of restricted stock. These adjustments were reflected in additional paid-in capital.

Performance Units

The Corporation awarded 35,292 performance units in December 2010 to the executives and key management under the 2008 Stock Incentive Plan. The performance units will be subject to a requisite 3-year service period beginning January 1, 2011 and are subject to a market condition calculated based on the Corporation’s relative total shareholder return (“TSR”) against the S&P 400 MidCap Index. Upon satisfaction of the vesting terms, units will convert to shares of the Corporation’s common stock with 50% payout upon achievement of TSR in the 35th percentile (minimum), 100% payout upon achievement of the 50th percentile (mid-point) and 200% payout upon achievement of the 80th percentile (maximum). Because the service inception date for the award does not begin until January 1, 2011, no share-based compensation expense has been recognized in 2010.

Upon a change of control, as defined in the Corporation’s plans, the service condition applicable to the performance units immediately lapses and all outstanding performance units will become fully vested. The date of the change in control is considered the last day of the performance period. The number of performance units that would convert to shares of the Corporation’s common stock upon a change in control is equal to the TSR measured as of the last day of the performance period multiplied by the applicable payout percentage, as discussed above.

14.	Pension and Other Postretirement Benefits

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

The following is information regarding the Corporation’s 2010 and 2009 domestic and international pension benefit and other postretirement benefit obligations:

			Other
			Postretirement
	Pension Benefits		Benefits
(In thousands)	2010	2009	2010	2009

Change in benefit obligation
Benefit obligation at January 1	$533,422	$483,590	$21,845	$21,166
Service cost	10,800	12,268	5	6
Interest cost	29,044	30,096	917	1,238
Plan participants’ contributions	430	91	905	658
Plan amendments	107	—	—	—
Acquisitions(b)	12,858	—	—	—
Actuarial loss (gain)	36,022	51,543	(871)	2,219
Foreign-exchange impact	180	4,927	—	—
Curtailments/settlements(a)	(6,993)	(21,245)	—	—
Benefits paid	(30,020)	(27,848)	(3,502)	(3,442)

Benefit obligation at December 31	585,850	533,422	19,299	21,845

Change in plan assets
Fair value of plan assets at January 1	419,711	319,506	—	—
Actual return on plan assets	51,538	71,052	—	—
Acquisitions(b)	11,265	—	—	—
Employer contributions	10,222	53,482	2,597	2,784
Plan participants’ contributions	430	91	905	658
Foreign-exchange impact	(314)	4,066	—	—
Curtailments/settlements	(6,563)	(638)	—	—
Benefits paid	(30,020)	(27,848)	(3,502)	(3,442)

Fair value of plan assets at December 31	456,269	419,711	—	—

Funded status:
Benefit obligation in excess of plan assets	$129,581	$113,711	$19,299	$21,845

(a)	The 2009 amount reflects a plan to freeze future benefits of The Thomas & Betts Pension Plan.

(b)	During 2010, the Corporation assumed the benefit obligations of PMA AG.

Pre-tax amounts recognized in the balance sheet for pension and other postretirement benefits included the following components:

			Other
			Postretirement
	Pension Benefits		Benefits
(In thousands)	2010	2009	2010	2009

Prepaid benefit cost (non-current asset)	$(3,504)	$(365)	$—	$—
Accrued benefit liability:
Current liability	8,098	10,476	2,288	2,872
Non-current liability	124,987	103,600	17,011	18,973

Total accrued benefit liability	133,085	114,076	19,299	21,845

Net amount recognized	$129,581	$113,711	$19,299	$21,845

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

14.	Pension and Other Postretirement Benefits (Continued)

Pre-tax amounts recognized in accumulated other comprehensive income consist of:

			Other
	Pension		Postretirement
	Benefits		Benefits
(In thousands)	2010	2009	2010	2009

Net actuarial loss (gain)	$180,951	$177,745	$736	$1,484
Prior service cost (credit)	5,744	6,734	(122)	(375)
Net transition obligation (asset)	(29)	(44)	1,533	2,299

	$186,666	$184,435	$2,147	$3,408

The accumulated benefit obligation for all pension plans was $575.5 million at December 31, 2010 and $521.4 million at December 31, 2009.

Assumed weighted-average rates used in determining the benefit obligations were:

			Other
	Pension Benefits		Postretirement Benefits
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009

Discount rate	5.1%	5.6%	4.5%	5.0%
Rate of increase in compensation level	3.1%	3.2%	—%	—%

Reflected in the weighted-average rates above used in determining the benefit obligations are the U.S. discount rates of 5.1% for 2010 and 5.6% for 2009.

The following information is for pension plans with plan assets in excess of accumulated benefit obligation:

	December 31,	December 31,
(In thousands)	2010	2009

Projected benefit obligation	$72,432	$33,489
Accumulated benefit obligation	67,264	21,453
Fair value of plan assets	72,105	33,085

The following information is for pension plans with plan assets less than accumulated benefit obligation:

	December 31,	December 31,
(In thousands)	2010	2009

Projected benefit obligation	$513,418	$499,333
Accumulated benefit obligation	508,200	489,164
Fair value of plan assets	384,164	386,626

The Corporation maintains non-qualified supplemental pension plans covering certain key employees, which provide for benefit payments that exceed the limit for deductibility imposed by income tax regulations. The projected benefit obligation above related to these unfunded plans was $50.8 million at December 31, 2010 and $53.6 million at December 31, 2009.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

14.	Pension and Other Postretirement Benefits (Continued)

Net periodic cost for the Corporation’s pension and other postretirement benefits for 2010, 2009 and 2008 included the following components:

				Other
	Pension Benefits			Postretirement Benefits
(In thousands)	2010	2009	2008	2010	2009	2008

Service cost	$10,800	$12,268	$11,779	$5	$6	$60
Interest cost	29,044	30,096	30,229	917	1,238	1,346
Expected return on plan assets	(32,975)	(26,560)	(39,210)	—	—	—
Plan net loss (gain)	12,336	15,172	2,462	(124)	(138)	121
Prior service cost (gain)	1,129	1,096	1,135	(252)	(252)	(238)
Transition obligation (asset)	(16)	(10)	(14)	766	766	766
Curtailment and settlement loss/(gain)(a)	642	1,958	(938)	—	—	(477)

Net periodic benefit cost	$20,960	$34,020	$5,443	$1,312	$1,620	$1,578

(a)	Amounts in 2009 reflect a plan to freeze future benefits of The Thomas & Betts Pension Plan. Amounts in 2008 reflect primarily curtailments of benefit plans associated with the Lamson & Sessions Co. acquisition.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

14.	Pension and Other Postretirement Benefits (Continued)

The following table summarizes components included in accumulated other comprehensive income.

					Included in
	Defined Benefit Pension and Other Postretirement Plans				Accumulated
				Pension Related	Other
	Net Actuarial	Prior Service	Net Transition	Tax Valuation	Comprehensive
(In thousands)	Gains (Losses)	Credit (Cost)	Asset (Obligation)	Adjustment	Income

Pre-Tax:
Balance at December 31, 2007	$(59,027)	$(8,034)	$(3,749)	$—	$(70,810)
Comprehensive Income	(146,721)	619	735	—	(145,367)

Balance at December 31, 2008	(205,748)	(7,415)	(3,014)	—	(216,177)
Comprehensive Income (Loss)	26,519	1,056	759	—	28,334

Balance at December 31, 2009	(179,229)	(6,359)	(2,255)	—	(187,843)
Comprehensive Income (Loss)	(2,458)	737	751	—	(970)

Balance at December 31, 2010	$(181,687)	$(5,622)	$(1,504)	$—	$(188,813)

Tax Impacts:
Balance at December 31, 2007	$21,102	$2,942	$1,433	$(10,977)	$14,500
Comprehensive Income (Loss)	56,051	(243)	(283)	—	55,525

Balance at December 31, 2008	77,153	2,699	1,150	(10,977)	70,025
Comprehensive Income (Loss)	(10,969)	(402)	(289)	—	(11,660)

Balance at December 31, 2009	66,184	2,297	861	(10,977)	58,365
Comprehensive Income (Loss)	1,246	(278)	(287)	—	681

Balance at December 31, 2010	$67,430	$2,019	$574	$(10,977)	$59,046

Net of Tax:
Balance at December 31, 2007	$(37,925)	$(5,092)	$(2,316)	$(10,977)	$(56,310)
Comprehensive Income (Loss)	(90,670)	376	452	—	(89,842)

Balance at December 31, 2008	(128,595)	(4,716)	(1,864)	(10,977)	(146,152)
Comprehensive Income (Loss)	15,550	654	470	—	16,674

Balance at December 31, 2009	(113,045)	(4,062)	(1,394)	(10,977)	(129,478)
Comprehensive Income (Loss)	(1,212)	459	464	—	(289)

Balance at December 31, 2010	$(114,257)	$(3,603)	$(930)	$(10,977)	$(129,767)

The remaining balance for pension related tax valuation adjustment relates to a prior income tax valuation allowance recognized in accumulated other comprehensive income. The December 31, 2010 balance of net actuarial losses, prior service costs, and net transition obligation expected to be amortized in 2011 is $6.4 million, $0.9 million and $0.7 million, respectively.

The Corporation’s contributions to all qualified pension plans were $2 million in 2010, $52 million in 2009, and $2 million in 2008. The Corporation expects 2011 required contributions to its qualified pension plans to be minimal.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

14.	Pension and Other Postretirement Benefits (Continued)

The following pension and other postretirement benefit payments, which reflect expected future service, as appropriate, are as follows:

		Other Post-
	Pension	retirement
(In millions)	Benefits	Benefits

2011	$36.5	$2.3
2012	31.3	2.2
2013	31.9	2.1
2014	52.1	1.9
2015	33.3	1.8
2016 – 2020	174.3	7.2

Expected benefit payments over next ten years	$359.4	$17.5

Assumed weighted-average rates used in determining the net periodic pension cost were:

				Other
	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008

Discount rate	5.6%	6.3%	6.2%	5.0%	6.3%	6.1%
Rate of increase in compensation level	3.2%	4.0%	4.5%	—%	—%	—%
Expected long-term rate of return on plan assets	8.0%	8.6%	8.4%	—%	—%	—%

Reflected in the weighted-average rates above used in determining the net periodic pension benefit cost are the U.S. discount rate of 5.6% for 2010, 6.3% for 2009 and 6.3% for 2008, and the U.S. expected long-term rate of return on plan assets of 8.3% for 2010 and 8.8% for 2009 and 2008.

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

The assumed annual increases in health care cost at December 31, 2010 and 2009 are:

	2010	2009

Health care cost trend rate assumed for next year	8.0%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2016	2012

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

14.	Pension and Other Postretirement Benefits (Continued)

Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage-point change in assumed annual increases in health care cost would have the following effects:

	1-Percentage-Point	1-Percentage-Point
(In thousands)	Increase	Decrease

Effect on total of service and interest cost	$42	$(38)
Effect on postretirement benefit obligation	1,021	(908)

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

The fair values of the Corporation’s pension plan assets at December 31, 2010 by asset class are as follows:

		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)

Asset Class:
Collective trust funds	$309.5	$—	$309.5	$—
Fixed income investments:
Fixed income mutual fund	32.0	32.0	—	—
Other fixed income securities	25.7	21.7	4.0	—
Equity securities, primarily U.S.	32.1	32.1	—	—
Hedge fund	36.6	—	36.6
Other alternative investments	18.8	—	—	18.8
Cash and equivalents	1.6	1.6	—	—

Balance at December 31, 2010	$456.3	$87.4	$350.1	$18.8

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

14.	Pension and Other Postretirement Benefits (Continued)

The fair values of the Corporation’s pension plan assets at December 31, 2009 by asset class are as follows:

		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
(In millions)	Total	(Level 1)	(Level 2)	(Level 3)

Asset Class:
Collective trust funds	$287.6	$—	$287.6	$—
Fixed income investments:
Fixed income mutual fund	32.4	32.4	—	—
Other fixed income securities	26.7	22.5	4.2	—
Equity securities, primarily U.S.	29.8	29.8	—	—
Hedge fund	35.1	—	35.1
Other alternative investments	5.3	—	—	5.3
Cash and equivalents	2.8	2.8	—	—

Balance at December 31, 2009	$419.7	$87.5	$326.9	$5.3

Collective trust funds:  Collective trust funds are comprised of units in commingled funds that are not publicly traded. The underlying assets in these funds (49% domestic equity securities, 31% foreign equity securities and 20% fixed income securities) are publicly traded on exchanges and price quotes for the assets held by these funds are readily available. The investment strategies of these funds are to invest in specific sectors or securities consistent with the overall investment policy of the Corporation. A significant portion of the underlying assets in these funds are invested in domestic large-cap, mid-cap and small-cap equity securities. The collective trust funds are valued at the net asset value per unit as determined by the collective trusts as of the valuation date. The Corporation has elected as a practical expedient to reflect the collective trust fund balances on the basis of net asset value. Collective trust funds have been classified as a Level 2 investment.

Fixed income investments:  Fixed income investments include an open-ended bond mutual fund comprised principally of U.S. government bonds. Fixed income investments also reflect directly held domestic and foreign government bonds and corporate bonds. Such investments are measured using quoted market prices which are readily available. These fixed income investments have been classified as a Level 1 investment. Fixed income investments also include asset and mortgage backed securities. The fair value of these investments is estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. These fixed income securities have been classified as a Level 2 investment.

Equity securities:  Equity securities represent directly held domestic and foreign common stocks. Such securities are publicly traded on exchanges and price quotes for these assets are readily available. Equity securities have been classified as a Level 1 investment.

Hedge fund:  The Northern Trust Alpha Strategies Fund (“Fund”) operates as a “fund of funds” investing in a group of funds or other pooled investment vehicles (“sub-funds”) and the Fund’s investment objective is to seek attractive risk-adjusted rates of return through investment in a diversified portfolio of assets. The Fund is valued based on net asset values (“NAV”) calculated by the sub-fund managers, as well as other considerations of the Fund manager. This

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

14.	Pension and Other Postretirement Benefits (Continued)

information is generally not publicly available. Due to the Fund having a redemption period of 90 days or less, the Corporation has elected as a practical expedient to reflect the Fund fair value on the basis of NAV and has classified it as Level 2.

Other alternative investments:  Other alternative investments include a private equity partnership fund and a real estate partnership investment fund. The valuation of the private equity and private real estate partnership funds require significant judgment due to the absence of quoted market prices, the inherent lack of liquidity and the long-term nature of such assets. These assets are initially valued at cost, which approximates fair value, and are reviewed periodically utilizing available and relevant market data to determine if the carrying value of these assets should be adjusted. Other alternative investments also include insurance contracts whose values are based on net contributions made, plus earnings. The contract value approximates fair value. The insurance contract issuer is contractually obligated to repay the principal and a specified interest rate that is guaranteed to the participant. Other alternative investments are classified as a Level 3 investment. The valuation methodology is applied consistently from period to period.

The following is a reconciliation of the fair value activity of assets valued with fair value measurements using significant unobservable inputs:

	Fair Value
	Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)
	Other Alternative Investments
(In millions)	December 31, 2010	December 31, 2009

Balance at beginning of period	$5.3	$6.2
Pension assets from acquisition	11.4	—
Actual return on plan assets	1.7	(1.0)
Purchases, sales and settlements	0.4	0.1

Balance at end of period	$18.8	$5.3

Other Benefits

The Corporation sponsors defined contribution plans for its U.S. employees for which the Corporation makes matching contributions based on percentages of employee contributions and non-elective contributions. The cost of these plans was $7.1 million in 2010, $6.3 million in 2009 and $7.1 million in 2008.

15.	Leases

The Corporation and its subsidiaries are parties to various leases relating to plants, distribution facilities, office facilities, vehicles and other equipment. Related real estate taxes, insurance and maintenance expenses are normally obligations of the Corporation. Capitalized leases are not significant.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

15.	Leases (Continued)

Future minimum payments under non-cancelable operating leases consisted of the following at December 31, 2010:

Operating
(In thousands)	Leases

2011	$16,870
2012	12,955
2013	10,523
2014	6,236
2015	5,072
Thereafter	7,108

Total minimum operating lease payments	$58,764

Rent expense for operating leases was $28.4 million in 2010, $30.1 million in 2009 and $31.9 million in 2008.

16.	Other Financial Data

Repurchase of Common Shares

In 2008, the Corporation’s Board of Directors approved a share repurchase plan that authorized the Corporation to buy up to 5,000,000 of our common shares. Under this authorization, the Corporation repurchased with available cash resources 4,500,000 (1,075,000 in 2010; 1,000,000 in 2009; 2,425,000 in 2008) common shares through open-market transactions. This share repurchase authorization expired in October 2010.

In 2010, the Corporation’s Board of Directors approved a share repurchase plan that authorized the Corporation to buy an additional 3,000,000 of its common shares. In 2010, the Corporation repurchased, with available cash resources, 500,000 common shares through open-market transactions under this authorization. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires in December 2012.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

16.	Other Financial Data (Continued)

Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income, net of taxes.

	December 31,	December 31,
(In thousands)	2010	2009

Cumulative translation adjustment	$49,315	$44,110
Net actuarial gains (losses)	(114,257)	(113,045)
Prior service credit (cost)	(3,603)	(4,062)
Net transition asset (obligation)	(930)	(1,394)
Pension related tax valuation adjustment(a)	(10,977)	(10,977)
Unrealized gain (loss) on interest rate swap	(13,090)	(17,642)

Accumulated other comprehensive income (loss)	$(93,542)	$(103,010)

(a)	The remaining balance at December 31, 2010 for pension related tax valuation adjustment relates to a prior year income tax valuation allowance recognized in accumulated other comprehensive income.

Other Financial Disclosures

Depreciation expense was $49.3 million in 2010, $47.5 million in 2009 and $51.2 million in 2008.

Research, development and engineering expenditures were $35.7 million in 2010, $33.5 million in 2009 and $33.9 million in 2008. These expenditures are included in cost of sales.

The Corporation expenses the cost of advertising as it is incurred. Total advertising expense was $16.9 million in 2010, $15.9 million in 2009 and $19.8 million in 2008.

Interest expense, net in the accompanying consolidated statements of operations includes interest income of $2.5 million in 2010, $0.8 million in 2009 and $4.7 million in 2008.

Foreign exchange gain (loss) included in the accompanying consolidated statements of operations was $(0.3) million in 2010, $1.8 million in 2009 and $(7.7) million in 2008.

Accrued liabilities included salaries, fringe benefits and other compensation of $57.2 million in 2010 and $45.0 million in 2009.

Related to the 2007 Lamson & Sessions Co. acquisition, the Corporation has an accrual for restructuring of approximately $1.8 million primarily for lease cancellation costs as of December 31, 2010. The accrual was recorded as part of the Corporation’s purchase price allocation of the acquired business.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

16.	Other Financial Data (Continued)

The following table reflects activity for accounts receivable allowances, sales discounts and allowances, quantity and price rebates, and bad debts during the three years ended December 31, 2010:

	Balance at					Balance at
	Beginning	Acquired	Divested			End
(In thousands)	of Year	Balances	Balances	Provisions	Deductions	of Year

2010	$71,817	$759	$(263)	$264,435	$(257,982)	$78,766
2009	$91,419	$—	$—	$252,062	$(271,664)	$71,817
2008	$85,356	$130	$—	$332,997	$(327,064)	$91,419

17.	Segment and Other Related Disclosures

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

The Electrical segment designs, manufactures and markets thousands of different electrical connectors, components and other products for industrial, construction and utility applications. The Steel Structures segment designs, manufactures and markets highly engineered steel transmission structures. The HVAC segment designs, manufactures and markets heating and ventilation products for commercial and industrial buildings. The Company’s U.S. Electrical and International Electrical operating segments have been aggregated in the Electrical reporting segment since they have similar economic characteristics as well as similar products and services, production processes, types of customers and methods used for distributing their products.

As a result of the Corporation’s divestiture of its non-strategic communications products business in 2010, operating results for this business are reported as “discontinued operations” and are shown on a net basis on the consolidated financial statements. These results are not included in segment reporting.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

17.	Segment and Other Related Disclosures (Continued)

Segment Information

(In thousands)	2010	2009	2008

Net Sales
Electrical	$1,678,645	$1,488,334	$2,021,390
Steel Structures	219,897	234,462	231,554
HVAC	105,824	109,912	139,149

Total	$2,004,366	$1,832,708	$2,392,093

Segment Earnings
Electrical	$316,201	$257,447	$401,209
Steel Structures	34,935	47,433	44,336
HVAC	16,145	18,213	25,693

Total	$367,281	$323,093	$471,238

Capital Expenditures
Electrical	$26,742	$29,279	$31,121
Steel Structures	4,388	5,495	4,187
HVAC	614	628	3,399

Total from reportable segments	31,744	35,402	38,707
Corporate	1,653	5,704	3,387

Total	$33,397	$41,106	$42,094

Depreciation and Amortization
Electrical	$73,003	$66,218	$69,689
Steel Structures	3,815	3,777	3,730
HVAC	2,335	2,427	2,628

Total from reportable segments	79,153	72,422	76,047
Corporate	443	874	1,756

Total	$79,596	$73,296	$77,803

Total Assets
Electrical	$1,891,705	$1,608,746	$1,727,522
Steel Structures	141,755	144,201	147,426
HVAC	39,701	43,109	52,147

Total from reportable segments	2,073,161	1,796,056	1,927,095
Corporate	559,232	657,351	483,507

Total	$2,632,393	$2,453,407	$2,410,602

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

17.	Segment and Other Related Disclosures (Continued)

The following are reconciliations of the reportable segments to the consolidated Corporation:

(In thousands)	2010	2009	2008

Earnings from Continuing Operations Before Income Taxes
Total reportable segment earnings	$367,281	$323,093	$471,238
Corporate expense	(52,318)	(47,423)	(41,634)
Depreciation and amortization expense	(79,596)	(73,296)	(77,803)
Share-based compensation expense	(14,604)	(16,162)	(19,423)
Intangible asset impairment	—	(5,794)	(32,700)
Interest expense, net	(35,124)	(35,483)	(43,426)
Loss on extinguishment of debt	—	(6,391)	—
Other (expense) income, net	(299)	1,846	(7,737)
Gain on sale of equity interest	—	—	169,684

Earnings from continuing operations before income taxes	$185,340	$140,390	$418,199

18.	Financial Information Relating to Operations in Different Geographic Areas

The Corporation conducts business in three principal areas: U.S., Canada and Europe. Net sales are attributed to geographic areas based on customer location.

(In thousands)	2010	2009	2008

Net Sales
U.S.	$1,251,072	$1,191,100	$1,555,948
Canada	377,488	320,727	421,369
Europe	235,531	207,477	265,911
Other countries	140,275	113,404	148,865

Total	$2,004,366	$1,832,708	$2,392,093

Long-lived Assets
U.S.	$1,095,034	$1,143,150	$1,181,926
Canada	171,610	171,835	145,997
Europe	354,923	123,660	125,095
Other countries	10,185	22,329	22,842

Total	$1,631,752	$1,460,974	$1,475,860

Export sales originating in the U.S. were approximately $74 million in 2010, $55 million in 2009 and $60 million in 2008.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

19.	Contingencies

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

In conjunction with certain acquisitions, the Corporation assumed responsibility for environmental matters for those entities.

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

The Corporation’s accrual for probable environmental costs was approximately $12 million and $11 million as of December 31, 2010 and 2009, respectively. The Corporation is not able to predict the extent of its ultimate liability with respect to all of its pending or future environmental matters, and liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the operating results of any single quarter or year in the future. The operation of manufacturing plants involves a high level of susceptibility in these areas, and there is no assurance that the Corporation will not incur material environmental or occupational health and safety liabilities in the future. Moreover, expectations of remediation expenses could be affected by, and potentially significant expenditures could be required to comply with, environmental regulations

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

The following table provides the changes in the Corporation’s accruals for estimated product warranties:

(In thousands)	2010	2009	2008

Balance at beginning of year	$3,064	$3,112	$3,894
Acquired liabilities for warranties	—	—	—
Liabilities accrued for warranties issued during the year	1,580	1,605	2,648
Changes in liability for pre-existing warranties during the year, including expirations	(1)	(137)	11
Warranty claims paid during the year	(2,069)	(1,516)	(3,441)

Balance at end of year	$2,574	$3,064	$3,112

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

Thomas & Betts Corporation and Subsidiaries

SUPPLEMENTARY FINANCIAL DATA

(In thousands, except per share data)	2010	2009
	(Unaudited)

First Quarter
Net sales	$453,629	$443,606
Gross profit	134,600	134,758
Net earnings	27,952	26,069
Per share net earnings(a)
Basic	0.54	0.50
Diluted	0.53	0.49

Second Quarter
Net sales	$499,980	$443,360
Gross profit	157,795	127,198
Net earnings	33,601	22,661
Per share net earnings(a)
Basic	0.65	0.43
Diluted	0.63	0.43

Third Quarter
Net sales	$518,233	$468,097
Gross profit	166,137	142,039
Net earnings	44,104	32,111
Per share net earnings(a)
Basic	0.85	0.62
Diluted	0.84	0.61

Fourth Quarter
Net sales	$532,524	$477,645
Gross profit	158,500	149,239
Net earnings	39,983	27,069
Per share net earnings(a)
Basic	0.78	0.52
Diluted	0.76	0.51

Note: The revenues and financial performance of the communications products business, divested in 2010, have been removed from net sales and gross profit presented above and presented as a single line item in “Discontinued Operations”. Discontinued operations in 2010 reflected net sales of approximately $53 million and net earnings of $7.9 million.

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting is on page 39 of this Form 10-K and is incorporated by reference into this Item.

(c)	Changes in Internal Control over Financial Reporting

On October 1, 2010, the Corporation completed the acquisition of Cable Management Group, Ltd. The total assets of this acquisition represents 4.9% of the Corporation’s total assets at December 31, 2010 and this acquisition contributed 0.4% of the Corporation’s 2010 net sales. As permitted under Securities and Exchange Commission guidance, management has excluded this acquisition from management’s assessment of internal control over financial reporting in the year of acquisition.

Other than the noted acquisition, there have been no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

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

Peggy Gann
Senior Vice President —
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

As of December 31, 2010, we had the following compensation plans under which common stock has been issued or may be issued.

			Number of securities
			remaining available
			for future issuance
	Number of securities	Weighted-average	under equity
	to be issued upon	exercise price of	compensation plans
	exercise of	outstanding	(excluding securities
	outstanding options,	options, warrants	reflected in
	warrants and rights	and rights	column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders
2008 Stock Incentive Plan	2,258,661	$30.81	1,213,284	*
Equity Compensation Plan	1,425,685	43.38	—
Non-employee Directors Equity Compensation Plan	50,283	34.43	—
1993 Management Stock Ownership Plan	171,208	19.79	—
Equity compensation plans not approved by security holders
Deferred Fee Plan for Non-employee Directors	28,077	—	—
Non-employee Directors Stock Option Plan	75,000	19.70	—
2001 Stock Incentive Plan	96,844	19.05	—

Total	4,105,758	$34.30	1,213,284

*	Of the 1,213,284 securities remaining available for future issuance under the 2008 Stock Incentive Plan, 1,006,223 may only be issued as stock options or stock appreciation rights and 207,061 may be issued as restricted stock, restricted stock units, stock grants, stock credits, performance stock, performance stock units, stock appreciation rights or stock options.

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

The following documents are filed as a part of this Report:

1. Financial Statements

The following financial statements, related notes and reports of the independent registered public accounting firm are filed with this Annual Report in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for 2010, 2009 and 2008

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Cash Flows for 2010, 2009 and 2008

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for 2010, 2009 and 2008

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

Date: February 16, 2011

By:	/s/ Dominic J. Pileggi
Dominic J. Pileggi
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dominic J. Pileggi Dominic J. Pileggi	Chairman of the Board, and Chief Executive Officer (Principal Executive Officer)	February 16, 2011
/s/ Jeananne K. Hauswald Jeananne K. Hauswald	Director	February 16, 2011
/s/ Dean Jernigan Dean Jernigan	Director	February 16, 2011
/s/ Ronald B. Kalich, Sr. Ronald B. Kalich, Sr.	Director	February 16, 2011
/s/ Kenneth R. Masterson Kenneth R. Masterson	Director	February 16, 2011
/s/ Jean-Paul Richard Jean-Paul Richard	Director	February 16, 2011
/s/ Rufus H. Rivers Rufus H. Rivers	Director	February 16, 2011
/s/ Kevin L. Roberg Kevin L. Roberg	Director	February 16, 2011
/s/ David D. Stevens David D. Stevens	Director	February 16, 2011
/s/ William H. Waltrip William H. Waltrip	Director	February 16, 2011
/s/ William E. Weaver, Jr. William E. Weaver, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 16, 2011
/s/ David L. Alyea David L. Alyea	Vice President — Controller	February 16, 2011

PART IV

EXHIBIT INDEX

Exhibit No.		Description of Exhibit

3.1		Amended and Restated Charter of Thomas & Betts Corporation (Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).
3.2		Amended and Restated Bylaws of Thomas & Betts Corporation (Filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
3.3		Amended and Restated Bylaws of Thomas & Betts Corporation (Filed as Exhibit 3.1 to the Registrants’ Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).
4.1		Second Supplemental Indenture dated as of February 10, 1998, between Thomas & Betts Corporation and The Chase Manhattan Bank, as Trustee (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 2, 1998 and incorporated herein by reference).
4.2		Third Supplemental Indenture dated as of May 7, 1998 between Thomas & Betts Corporation and The Chase Manhattan Bank, as Trustee (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 4, 1998 and incorporated herein by reference).
4.3		Trust Indenture dated as of August 1, 1998 between Thomas & Betts Corporation and The Bank of New York, as Trustee (Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 dated December 3, 2008 and incorporated herein by reference).
4.4		Supplemental Indenture No. 1 dated February 10, 1999, between Thomas and Betts Corporation and The Bank of New York, a Trustee (Filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 dated December 3, 2008 and incorporated herein by reference).
4.5		Supplemental Indenture No. 2 dated May 27, 2003, between Thomas & Betts Corporation and The Bank of New York, as Trustee (Filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 dated December 3, 2008 and incorporated herein by reference).
4.6		Form of Supplemental Indenture No. 3 between Thomas & Betts Corporation and The Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 16, 2009 and incorporated herein by reference).
10	.1†	Thomas & Betts Corporation 1993 Management Stock Ownership Plan, as amended through June 5, 2001, and Forms of Grant Agreement (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001 and incorporated herein by reference).
10	.2†	Deferred Fee Plan for Non-employee Directors as amended and restated effective May 6, 1998 (Filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999 and incorporated herein by reference).

Page E-1 of E-6

Exhibit No.		Description of Exhibit

10	.3†	Restricted Stock Plan for Non-employee Directors as amended March 7, 2003 (Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10	.4†	Non-employee Directors Stock Option Plan and Form of Stock Option Agreement, as amended March 9, 2001 (Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).
10	.5†	Thomas & Betts Corporation 2001 Stock Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-8 dated May 2, 2001 (File No. 333-60074), and incorporated herein by reference).
10	.6†	Non-employee Directors Equity Compensation Plan (Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10	.7†	Form of Non-Qualified Stock Option Agreement pursuant to the Thomas & Betts Corporation Non-employee Directors Equity Compensation Plan (Filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K dated August 31, 2004 and incorporated herein by reference).
10	.8†	Equity Compensation Plan (Filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
10	.9†	Form of Restricted Stock Agreement pursuant to the Thomas & Betts Corporation Equity Compensation Plan (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).
10	.10†	Form of Incentive Stock Option Agreement pursuant to the Thomas & Betts Corporation Equity Compensation Plan (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).
10	.11†	Form of Nonqualified Stock Option Agreement pursuant to the Thomas & Betts Corporation Equity Compensation Plan (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).
10	.12†	Form of Restricted Stock Agreement Pursuant to Thomas & Betts Corporation Non-employee Directors Equity Compensation Plan. (Filed as Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.)
10.13		Credit Agreement, dated June 25, 2003, among Thomas & Betts Corporation, as borrower, certain of its subsidiaries, as guarantors, the lenders listed therein, Wachovia Bank, National Association, as issuing bank, Wachovia Securities, Inc., as arranger, and Wachovia Bank, National Association, as administrative agent (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference).

Page E-2 of E-6

Exhibit No.		Description of Exhibit

10.14		Security Agreement, dated June 25, 2003, among Thomas & Betts Corporation and certain of its subsidiaries, as grantors, and Wachovia Bank, National Association, as administrative agent. (Filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2003 and incorporated herein by reference).
10.15		Amended and Restated Credit Agreement dated as of June 14, 2005 among Thomas & Betts Corporation, as Borrower, The Guarantors Party Thereto, The Financial Institutions Party Thereto, Bank of America, N.A., Suntrust Bank and Regions Bank, as Co-Syndication Agents, LaSalle Bank, N.A., as Documentation Agent and Wachovia Bank, National Association, as Administrative Agent, Swing Bank and Issuing Bank (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 14, 2005 and incorporated herein by reference).
10.16		First Amendment to Amended and Restated Credit Agreement dated August 12, 2005, among Thomas & Betts Corporation, as Borrower, the Lenders named therein, and Wachovia Bank, National Association, as Administrative Agent (Filed as Exhibit 10.1 to the Registrant’s Current Report of Form 8-K dated August 17, 2005 and incorporated herein by reference).
10.17		Second Amendment to Amended and Restated Credit Agreement dated December 18, 2006, as borrower, the lenders party thereto, and Wachovia Bank National Association, as administrative agent (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 18, 2006, and incorporated herein by reference).
10	.18†	Amended and Restated Thomas & Betts Corporation Pension Restoration Plan (Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated September 11, 2007 and incorporated herein by reference).
10.19		Amended and Restated Thomas & Betts Corporation Indemnification Agreement (Filed as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K dated September 11, 2007 and incorporated herein by reference).
10.20		Second Amended and Restated Credit Agreement dated October 16, 2007, among Thomas & Betts Corporation, as Borrower, the Lenders party hereto, and Wachovia Bank, N.A., as Administrative Agent, and Wachovia Capital Markets, LLC and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Runners (Filed as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K dated October 17, 2007 and incorporated herein by reference).
10	.21†	Health Benefits Continuation Agreement dated September 5, 2007 between Thomas & Betts Corporation and Dominic J. Pileggi (Filed as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K dated September 11, 2007 and incorporated herein by reference).
10	.22†	The Thomas & Betts Corporation Supplemental Executive Investment Plan, Amended and Restated effective as of January 1, 2007 Incorporating Amendments through December 20, 2007 (Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).
10	.23†	The Thomas & Betts Corporation Management Incentive Plan, as Amended and Restated effective January 1, 2009 (Filed as Exhibit 10.41 to the Registrant’s Current Report on Form 8-K dated May 7, 2008 and incorporated herein by reference).

Page E-3 of E-6

Exhibit No.		Description of Exhibit

10	.24†	The Thomas & Betts Corporation 2008 Stock Incentive Plan (Filed as Exhibit 10.42 to the Registrant’s Current Report on Form 8-K dated May 7, 2008 and incorporated herein by reference).
10	.25†	Form of Restricted Stock Agreement pursuant to the Thomas & Betts Corporation 2008 Stock Incentive Plan (Filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).
10	.26†	Form of Nonqualified Stock Option Agreement pursuant to the Thomas & Betts Corporation 2008 Stock Incentive Plan (Filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).
10	.27†	Form of Restricted Stock Agreement for Nonemployee Directors pursuant to the Thomas & Betts Corporation 2008 Stock Incentive Plan (Filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).
10	.28†	Form of Nonqualified Stock Option Agreement for Nonemployee Directors pursuant to the Thomas & Betts Corporation 2008 Stock Incentive Plan. (Filed as Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).
10	.29†	Executive Retirement Plan, as Amended and Restated Effective January 1, 2005, Including Amendments and Appendix A adopted through December 3, 2008. (Filed as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).
10	.30†	Amended and Restated Termination Protection Agreement between Thomas & Betts Corporation and Dominic J. Pileggi dated December 16, 2008. (Filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).
10	.31†	Amended and Restated Termination Protection Agreement between Thomas & Betts Corporation and Imad Hajj dated December 16, 2008. (Filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).
10	.32†	Amended and Restated Termination Protection Agreement between Thomas & Betts Corporation and J.N. Raines dated December 16, 2008. (Filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).
10	.33†	Amended and Restated Termination Protection Agreement between Thomas & Betts Corporation and William E. Weaver, Jr. dated December 30, 2008. (Filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).
10	.34†	Amended and Restated Termination Protection Agreement between Thomas & Betts Corporation and Stanley P. Locke dated January 15, 2009 (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2009 and incorporated herein by reference).

Page E-4 of E-6

Exhibit No.		Description of Exhibit

10	.35†	Termination Protection Agreement, effective May 6, 2009, between Charles L. Treadway and Thomas & Betts Corporation (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 6, 2009 and incorporated herein by reference).
10	.36†	Retirement and Consulting Agreement between Kenneth W. Fluke and Thomas & Betts Corporation executed June 8, 2009 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 8, 2009 and incorporated herein by reference).
10	.37†	First Amendment to Retirement and Consulting Agreement between Thomas & Betts Corporation and Kenneth W. Fluke executed September 2, 2009 (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 2, 2009 and incorporated herein by reference).
10	.38†	Amendment to the Thomas & Betts Corporation Executive Retirement Plan, dated December 2, 2009 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 2, 2009 and incorporated herein by reference).
10	.39†	Second Amendment to the Thomas & Betts Supplemental Executive Investment Plan (As Amended and Restated Effective January 1, 2007 and executed July 23, 2009). (Filed as Exhibit 10.46 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009 and incorporated herein by reference.)
10.40		First Amendment to Second Amended and Restated Credit Agreement dated as of November 13, 2009 between Thomas & Betts Corporation, as Borrower, the Lenders named therein and Wachovia Bank, as Administrative Agent. (Filed as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009 and incorporated herein by reference.)
10	.41†	First Amendment to Termination Protection Agreement between Thomas & Betts Corporation and William E. Weaver, Jr. dated March 3, 2010. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 3, 2010 and incorporated herein by reference.)
10	.42†	First Amendment to Termination Protection Agreement between Thomas & Betts Corporation and Imad Hajj dated March 3, 2010. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 3, 2010 and incorporated herein by reference.)
10	.43†	Termination Protection Agreement between Thomas & Betts Corporation and Peggy P. Gann dated May 5, 2010. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 5, 2010 and incorporated herein by reference.)
10	.44†	The Thomas & Betts Supplemental Executive Investment Plan (As Amended and Restated Effective September 1, 2010). (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 1, 2010 and incorporated herein by reference.)
10	.45†	Thomas & Betts Corporation 2008 Stock Incentive Plan Performance Stock Agreement. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 1, 2010 and incorporated herein by reference.)
12		Statement re Computation of Ratio of Earnings to Fixed Charges.
21		Subsidiaries of the Registrant.
23		Consent of KPMG LLP.

Page E-5 of E-6

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a).
31.2	Certification of Principal Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a).
32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. § 1350 and not filed as part of the Report or as a separate disclosure document.
32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. § 1350 and not filed as part of the Report or as a separate disclosure document.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008, (ii) the Consolidated Balance Sheets as of December 31, 2010 and 2009, (iii) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008, (iv) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2010, 2009 and 2008 and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

†	Management contract or compensatory plan or arrangement.

*	Pursuant to Rule 406T of Regulation S-T, the interactive data included in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

Page E-6 of E-6