Form 10-Q
period 2011-03-31
THOMAS & BETTS CORP
filed 2011-04-29
CIK 97854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Title of Each Class	at April 25, 2011

Common Stock, $.10 par value	52,427,049

Thomas & Betts Corporation and Subsidiaries

		Page

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements — Unaudited:	3
	Consolidated Statements of Operations for the Quarter Ended March 31, 2011 and 2010	3
	Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	4
	Consolidated Statements of Cash Flows for the Quarter Ended March 31, 2011 and 2010	5
	Notes to Consolidated Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	26
ITEM 4.	Controls and Procedures	26

PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	27
ITEM 1A.	Risk Factors	27
ITEM 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers	27
ITEM 6.	Exhibits	27
SIGNATURE		28
EXHIBIT INDEX		29
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
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Report includes “forward-looking comments and statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts regarding Thomas & Betts Corporation and are subject to risks and uncertainties in our operations, business, economic and political environment. For further explanation of these risks and uncertainties, see Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2010. Forward looking statements contain words such as:

• “achieve”	•“anticipates”	• “intends”
• “should”	• “expects”	• “predict”
• “could”	• “might”	• “will”
• “may”	• “believes”	• other similar expressions

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

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Quarter Ended March 31,
	2011	2010

Net sales	$523,135	$453,629
Cost of sales	359,532	319,029

Gross profit	163,603	134,600
Selling, general and administrative	104,101	88,479

Earnings from operations	59,502	46,121
Interest expense, net	(7,765)	(8,371)
Other (expense) income, net	(985)	130

Earnings from continuing operations before income taxes	50,752	37,880
Income tax provision	15,226	11,565

Net earnings from continuing operations	35,526	26,315
Earnings from discontinued operations, net	—	1,637

Net earnings	$35,526	$27,952

Basic earnings per share:
Continuing operations	$0.69	$0.51
Discontinued operations	—	0.03

Net earnings	$0.69	$0.54

Diluted earnings per share:
Continuing operations	$0.67	$0.50
Discontinued operations	—	0.03

Net earnings	$0.67	$0.53

Average shares outstanding:
Basic	51,546	52,067
Diluted	52,917	53,005

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31,	December 31,
	2011	2010

ASSETS
Current Assets
Cash and cash equivalents	$434,283	$455,198
Restricted cash	359	358
Receivables, net	276,562	230,203
Inventories	258,514	220,250
Deferred income taxes	32,634	32,745
Other current assets	18,723	18,341

Total Current Assets	1,021,075	957,095

Property, plant and equipment, net	309,481	305,796
Goodwill	977,640	967,889
Other intangible assets, net	338,128	340,544
Other assets	60,629	61,069

Total Assets	$2,706,953	$2,632,393

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$326	$322
Accounts payable	185,917	190,839
Accrued liabilities	128,492	126,241
Income taxes payable	14,481	26,263

Total Current Liabilities	329,216	343,665

Long-Term Liabilities
Long-term debt, net of current maturities	574,077	574,090
Long-term benefit plan liabilities	139,969	141,998
Deferred income taxes	42,390	41,405
Other long-term liabilities	62,217	64,453
Contingencies (Note 15)
Shareholders’ Equity
Common stock	5,147	5,095
Additional paid-in capital	57,543	34,384
Retained earnings	1,556,371	1,520,845
Accumulated other comprehensive income (loss)	(59,977)	(93,542)

Total Shareholders’ Equity	1,559,084	1,466,782

Total Liabilities and Shareholders’ Equity	$2,706,953	$2,632,393

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Quarter Ended
	March 31,
	2011	2010

Cash Flows from Operating Activities:
Net earnings	$35,526	$27,952
Adjustments:
Depreciation and amortization	21,037	18,889
Share-based compensation expense	3,742	3,633
Deferred income taxes	3,599	1,882
Incremental tax benefits from share-based payment arrangements	(1,326)	(598)
Changes in operating assets and liabilities, net:
Receivables	(41,364)	(39,084)
Inventories	(35,505)	(12,557)
Accounts payable	(7,487)	(134)
Accrued liabilities	786	5,916
Income taxes payable	(11,001)	3,002
Other	(5,213)	4,750

Net cash provided by (used in) operating activities	(37,206)	13,651

Cash Flows from Investing Activities:
Purchases of businesses, net of cash acquired	—	(21,395)
Purchases of property, plant and equipment	(12,111)	(5,315)
Other	2	5

Net cash provided by (used in) investing activities	(12,109)	(26,705)

Cash Flows from Financing Activities:
Stock options exercised	18,518	3,326
Repayment of debt and other borrowings	(78)	(72)
Incremental tax benefits from share-based payment arrangements	1,326	598

Net cash provided by (used in) financing activities	19,766	3,852

Effect of exchange-rate changes on cash and cash equivalents	8,634	(2,887)

Net increase (decrease) in cash and cash equivalents	(20,915)	(12,089)
Cash and cash equivalents, beginning of period	455,198	478,613

Cash and cash equivalents, end of period	$434,283	$466,524

Cash payments for interest	$4,716	$5,603
Cash payments for income taxes	$26,768	$8,155

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the Corporation’s audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the periods ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

2.	Basic and Diluted Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

	Quarter Ended
	March 31,
	2011	2010

(In thousands, except per share data)
Net earnings from continuing operations	$35,526	$26,315
Earnings from discontinued operations, net	—	1,637

Net earnings	$35,526	$27,952

Basic shares:
Average shares outstanding	51,546	52,067

Basic earnings per share:
Continuing operations	$0.69	$0.51
Discontinued operations	—	0.03

Net earnings	$0.69	$0.54

Diluted shares:
Average shares outstanding	51,546	52,067
Additional shares on the potential dilution from stock options, nonvested restricted stock and performance units	1,371	938

	52,917	53,005

Diluted earnings per share:
Continuing operations	$0.67	$0.50
Discontinued operations	—	0.03

Net earnings	$0.67	$0.53

The Corporation had stock options that were out-of-the-money which were excluded because of their anti-dilutive effect. Such out-of-the money stock options were associated with 0.3 million shares of common stock for the first quarter of 2011 and 2.2 million shares of common stock for the first quarter of 2010.

3.	Acquisitions & Divestitures

In January 2010, the Corporation acquired JT Packard & Associates, Inc. (“JT Packard”), the nation’s largest independent service provider for critical power equipment used by industrial and commercial enterprises in a broad array of markets, for approximately $21 million. The purchase price allocation resulted in goodwill of approximately $6 million and other intangible assets of approximately $11 million, all of which was assigned to the Corporation’s Electrical segment. The results of these operations have been included in the consolidated financial statements of the Corporation since the acquisition date.

During 2010, the Corporation divested of its non-strategic communications products business. The operations associated with this business have been reflected as discontinued operations in the Corporation’s consolidated statements of operations. Discontinued operations in the first quarter of 2010 reflected net sales of approximately $16 million, earnings before income taxes of $2.5 million and net earnings of $1.6 million from the divested communications product business.

4.	Inventories

The Corporation’s inventories at March 31, 2011 and December 31, 2010 were:

	March 31,	December 31,
	2011	2010

(In thousands)
Finished goods	$118,779	$106,998
Work-in-process	32,546	23,636
Raw materials	107,189	89,616

Total inventories	$258,514	$220,250

5.	Property, Plant and Equipment

The Corporation’s property, plant and equipment at March 31, 2011 and December 31, 2010 were:

	March 31,	December 31,
	2011	2010

(In thousands)
Land	$33,709	$32,775
Building	205,044	201,866
Machinery and equipment	677,358	663,642
Construction-in-progress	16,433	12,412

Gross property, plant and equipment	932,544	910,695
Less: Accumulated depreciation	623,063	604,899

Net property, plant and equipment	$309,481	$305,796

6.	Goodwill and Other Intangible Assets

The following table reflects activity for goodwill by segment during the first quarter of 2011:

	Quarter Ended March 31, 2011
			Other —
	Balance at		Primarily	Balance at
	Beginning of		Currency	End of
	Period	Additions	Translation	Period

(In thousands)
Electrical	$902,478	$—	$9,710	$912,188
Steel Structures	64,759	—	—	64,759
HVAC	652	—	41	693

	$967,889	$—	$9,751	$977,640

The following table reflects activity for other intangible assets during the first quarter of 2011:

	Quarter Ended March 31, 2011
				Other —
	Balance at			Primarily	Balance at
	Beginning of		Amortization	Currency	End of
	Period	Additions	Expense	Translation	Period

(In thousands)
Intangible assets subject to amortization	$328,177	$—	$—	$5,091	$333,268
Accumulated amortization	(91,370)	—	(8,453)	(499)	(100,322)

	236,807	—	(8,453)	4,592	232,946
Other intangible assets not subject to amortization	103,737	—	—	1,445	105,182

Total	$340,544	$—	$(8,453)	$6,037	$338,128

7.	Income Taxes

The Corporation’s income tax provision for the first quarter of 2011 was $15.2 million, or an effective rate of 30.0% of pre-tax income, compared to a tax provision in the first quarter of 2010 of $11.6 million, or an effective rate of 30.5% of pre-tax income. The effective rate for each period reflects benefits from the Puerto Rican manufacturing operations, which have a significantly lower effective tax rate than the Corporation’s blended statutory tax rate in other jurisdictions.

During the first quarter of 2011, the Corporation concluded a Canada Revenue Agency audit of the Corporation’s Canadian income tax returns for the tax years 2005 — 2009, resulting in an $8.2 million assessment, including interest. The Corporation expects to settle the Canadian tax assessment in the second quarter of 2011. The Canadian tax assessment is offset by an expected recovery of U.S. federal and state income taxes of $7.4 million, resulting from the Corporation’s petition for tax relief under the competent authority administrative process.

The Corporation had net deferred tax assets totaling $5.0 million as of March 31, 2011 and $12.4 million as of December 31, 2010. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income. Management believes that it is more-likely-than-not that future taxable income, based on tax laws in effect as of March 31, 2011, will be sufficient to realize the recorded deferred tax assets, net of any valuation allowance.

8.	Comprehensive Income

Total comprehensive income and its components are as follows:

	Quarter Ended
	March 31,
	2011	2010

(In thousands)
Net earnings	$35,526	$27,952
Net unrealized gains (losses) on cash flow hedge, net of tax	2,119	64
Foreign currency translation adjustments	30,044	(7,544)
Amortization of net prior service costs and net actuarial losses, net of tax	1,402	2,559

Comprehensive income	$69,091	$23,031

9.	Fair Value of Financial Instruments

The Corporation’s financial instruments include cash and cash equivalents, restricted cash, marketable securities, short-term receivables and payables and debt. Financial instruments also include an interest rate swap agreement, which is discussed further in Note 10 below. The carrying amounts of the Corporation’s financial instruments generally approximated their fair values at March 31, 2011 and December 31, 2010, except that, based on the borrowing rates available to the Corporation under current market conditions, the fair value of long-term debt (including current maturities) was approximately $588 million at March 31, 2011 and December 31, 2010.

10.	Derivative Instruments

The Corporation is exposed to market risk from changes in interest rates, foreign exchange rates and raw material prices, among others. At times, the Corporation may enter into various derivative instruments to manage certain of those risks. The Corporation does not enter into derivative instruments for speculative or trading purposes.

Interest Rate Swap Agreement

During 2007, the Corporation entered into a forward-starting amortizing interest rate swap for a notional amount of $390 million. The notional amount reduced to $325 million on December 15, 2010, and reduces to $200 million on December 15, 2011 and $0 on October 1, 2012. The interest rate swap hedges the Corporation’s exposure to changes in interest rates on borrowings under its $750 million revolving credit facility. The Corporation has designated the receive variable/pay fixed interest rate swap as a cash flow hedge for accounting purposes. Under the interest rate swap, the Corporation receives one-month London Interbank Offered Rate (“LIBOR”) and pays an underlying fixed rate of 4.86%. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the applicable periods during which the hedged transaction affects earnings. Gains or losses on the derivative representing hedge ineffectiveness are recognized in current period earnings.

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

The Corporation’s interest rate swap was reflected in the Corporation’s consolidated balance sheet in other long-term liabilities at its fair value of $17.8 million as of March 31, 2011 and $21.3 million as of December 31, 2010. This swap is measured at fair value at the end of each reporting period. The Corporation’s fair value estimate was determined using significant unobservable inputs and assumptions (Level 3) and, in addition, the liability valuation reflects the Corporation’s credit standing. The valuation technique utilized by the Corporation to calculate the swap fair value is the income approach. Using inputs for current market expectations of LIBOR rates, Eurodollar futures prices, treasury yields and interest rate swap spreads, this approach compares the present value of a constructed zero coupon yield curve and the present value of an extrapolated forecast of future interest rates. This determined value is then reduced by a credit valuation adjustment that takes into effect the current credit risk of the interest rate swap counterparty or the Corporation, as applicable.

The Corporation’s balance of accumulated other comprehensive income has been reduced by $11.0 million, net of tax of $6.7 million, as of March 31, 2011 and $13.1 million, net of tax of $8.0 million, as of December 31, 2010 to reflect the above interest rate swap liability.

The following is a reconciliation associated with the interest rate swap of the fair value activity using Level 3 inputs during the first quarter of 2011 and 2010:

	Quarter Ended
	March 31,	March 31,
	2011	2010

(In millions)
Asset (liability) at beginning of period	$(21.3)	$(28.7)
Total realized/unrealized gains or losses:
Included in earnings	(3.7)	(4.5)
Increase (decrease) in fair value included in comprehensive income	3.4	0.1
Settlements	3.8	4.5

Asset (liability) at end of period	$(17.8)	$(28.6)

The ineffective portion of the swap reflected in interest expense, net during the first quarter of 2011 and the first quarter of 2010 was immaterial.

Forward Foreign Exchange Contracts

The Corporation had no outstanding forward sale or purchase contracts as of March 31, 2011 or December 31, 2010. The Corporation is exposed to the effects of changes in exchange rates primarily from the Canadian dollar and European currencies. From time to time, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of foreign currencies to mitigate this risk.

Commodities Futures Contracts

The Corporation had no outstanding commodities futures contracts as of March 31, 2011 or December 31, 2010. The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, copper, zinc, resins and rubber compounds. At times, some of the risk associated with usage of aluminum, copper and zinc has been mitigated through the use of futures contracts that mitigate the price exposure to these commodities.

11.	Debt

The Corporation’s long-term debt at March 31, 2011 and December 31, 2010 was:

	March 31,	December 31,
	2011	2010

(In thousands)
Senior credit facility(a)	$325,000	$325,000
Unsecured notes:
5.625% Senior Notes due 2021(b)	248,371	248,301
Other, including capital leases	1,032	1,111

Long-term debt (including current maturities)	574,403	574,412
Less current maturities	326	322

Long-term debt, net of current maturities	$574,077	$574,090

(a)	Interest is paid monthly.

(b)	Interest is paid semi-annually.

As of March 31, 2011 and December 31, 2010, the Corporation had outstanding $250 million of 5.625% Senior Notes due 2021. The indentures underlying the unsecured notes contain standard covenants such as restrictions on mergers, liens on certain property, sale-leaseback of certain property and funded debt for certain subsidiaries. The indentures also include standard events of default such as covenant default and cross-acceleration.

The Corporation has a revolving credit facility with total availability of $750 million and a five-year term expiring in October 2012. All borrowings and other extensions of credit under the Corporation’s revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the revolving credit facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility. The Corporation pays an annual commitment fee to maintain this facility of 10 basis points. At March 31, 2011 and December 31, 2010, $325 million was outstanding under this facility.

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

Outstanding letters of credit, which reduced availability under the credit facility, amounted to $21.6 million at March 31, 2011. The letters of credit relate primarily to third-party insurance claims processing.

The Corporation has a EUR 10 million (approximately US$14.0 million) committed revolving credit facility with a European bank. The Corporation pays an annual commitment fee of 20 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default. This facility has an indefinite maturity, and no borrowings were outstanding as of March 31, 2011 and December 31, 2010. Outstanding letters of credit which reduced availability under the European facility amounted to EUR 1.0 million (approximately US $1.4 million) at March 31, 2011.

The Corporation has a CAN 30 million (approximately US$30.7 million) committed revolving credit facility with a Canadian bank. The Corporation pays an annual commitment fee of 12.5 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default. This facility matures in June 2011, and no borrowings were outstanding as of March 31, 2011 and December 31, 2010.

As of March 31, 2011, the Corporation’s aggregate availability of funds under its credit facilities is approximately $446.7 million, after deducting outstanding letters of credit. The Corporation has the option, at the time of drawing funds under any of the credit facilities, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank.

As of March 31, 2011, the Corporation also had letters of credit in addition to those discussed above that do not reduce availability under the Corporation’s credit facilities. The Corporation had $19.2 million of such additional letters of credit that relate primarily to environmental assurances, third-party insurance claims processing, performance guarantees and acquisition obligations.

12.	Share-Based Payment Arrangements

Share-based compensation expense, net of tax, of $2.3 million was charged against income during the first quarter of 2011 and 2010. During the first quarter of 2011, the Corporation had 511,039 stock options exercised at a weighted average exercise price of $36.22 per share and had 12,103 stock options forfeited or expired.

13.	Pension and Other Postretirement Benefits

Net periodic cost for the Corporation’s pension and other postretirement benefits included the following components:

	Quarter Ended
			Other
			Postretirement
	Pension Benefits		Benefits
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010

(In thousands)
Service cost	$1,039	$2,888	$—	$2
Interest cost	7,344	7,217	203	255
Expected return on plan assets	(8,524)	(8,208)	—	—
Plan net loss (gain)	1,596	2,845	58	74
Prior service cost (gain)	283	282	(63)	(63)
Transition obligation (asset)	(5)	(4)	192	192
Settlement loss (gain)	—	199	—	—

Net periodic benefit cost	$1,733	$5,219	$390	$460

Contributions to our qualified pension plans during the quarters ended March 31, 2011 and 2010 were not significant. We expect required contributions to our qualified pension plans during the remainder of 2011 to be minimal.

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

	Quarter Ended
	March 31,
	2011	2010

(In thousands)
Net Sales
Electrical	$443,520	$367,246
Steel Structures	50,945	59,897
HVAC	28,670	26,486

Total	$523,135	$453,629

Segment Earnings
Electrical	$86,936	$63,888
Steel Structures	4,292	9,890
HVAC	4,562	4,291

Segment earnings	95,790	78,069
Corporate expense	(11,509)	(9,887)
Depreciation and amortization expense	(21,037)	(18,460)
Share-based compensation expense	(3,742)	(3,601)
Interest expense, net	(7,765)	(8,371)
Other (expense) income, net	(985)	130

Earnings before income taxes	$50,752	$37,880

15.	Contingencies

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

The following table provides the changes in the Corporation’s accruals for estimated product warranties:

	Quarter Ended
	March 31,
	2011	2010

(In thousands)
Balance at beginning of period	$2,574	$3,064
Liabilities accrued for warranties issued during the period	455	394
Warranty claims paid during the period	(258)	(714)
Changes in liability for pre-existing warranties during the period, including expirations	(64)	3

Balance at end of period	$2,707	$2,747

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

Critical Accounting Policies

The preparation of financial statements contained in this report requires the use of estimates and assumptions to determine certain amounts reported as net sales, costs, expenses, assets or liabilities and certain amounts disclosed as contingent assets or liabilities. Actual results may differ from those estimates or assumptions. Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. We believe our critical accounting policies include the following:

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

judgments concerning estimates of the fair value of the acquired assets and liabilities. Goodwill consists principally of the excess of cost over the fair value of net assets acquired in business combinations and is not amortized. For each amortizable intangible asset, we use a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed. If that pattern cannot be reliably determined, the straight-line amortization method is used. We perform an annual impairment test of goodwill and indefinite-lived intangible assets. We perform our annual impairment assessment as of the beginning of the fourth quarter of each year, unless circumstances dictate more frequent interim assessments. In evaluating when an interim assessment of goodwill is necessary, we consider, among other things, the trading level of our common stock, changes in expected future cash flows and mergers and acquisitions involving companies in our industry. In evaluating when an interim assessment of indefinite-lived intangible assets is necessary, we review for significant events or significant changes in circumstances. Our evaluation process did not result in an interim assessment of goodwill or long-lived intangible assets for recoverability for the quarter ended March 31, 2011.

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

•	Pension and Other Postretirement Benefit Plan Actuarial Assumptions: We recognize the overfunded or underfunded status of benefit plans in our consolidated balance sheets. For purposes of calculating pension and postretirement medical benefit obligations and related costs, we use certain actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these assumptions annually. Other assumptions include employee demographic factors (retirement patterns, mortality and turnover), rate of compensation increase and the healthcare cost trend rate. See additional information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Qualified Pension Plans.

•	Income Taxes: We use the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and requires an evaluation of asset realizability based on a more-likely-than-not criteria. We have valuation allowances for deferred tax assets primarily associated with foreign net operating loss carryforwards and foreign income tax credit carryforwards. Realization of the deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We believe that it is more-likely-than-not that future taxable income, based on enacted tax laws in effect as of March 31, 2011, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances.

•	Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of currently available facts related to each site. The operation of manufacturing plants involves a high level of susceptibility in these areas, and requires subjective judgments by management in assessing environmental or occupational health and safety liabilities.

Summary of Consolidated Results

	Quarter Ended March 31,
	2011		2010
		% of Net		% of Net
	In Thousands	Sales	In Thousands	Sales

Net sales	$523,135	100.0	$453,629	100.0
Cost of sales	359,532	68.7	319,029	70.3

Gross profit	163,603	31.3	134,600	29.7
Selling, general and administrative	104,101	19.9	88,479	19.5

Earnings from operations	59,502	11.4	46,121	10.2
Interest expense, net	(7,765)	(1.5)	(8,371)	(1.9)
Other (expense) income, net	(985)	(0.2)	130	—

Earnings from continuing operations before income taxes	50,752	9.7	37,880	8.3
Income tax provision	15,226	2.9	11,565	2.5

Net earnings from continuing operations	35,526	6.8	26,315	5.8
Earnings from discontinued operations, net	—	—	1,637	0.4

Net earnings	$35,526	6.8	$27,952	6.2

Basis earnings per share:
Continuing operations	$0.69		$0.51
Discontinued operations	—		0.03

Net earnings	$0.69		$0.54

Diluted earnings per share:
Continuing operations	$0.67		$0.50
Discontinued operations	—		0.03

Net earnings	$0.67		$0.53

2011 Compared with 2010

Overview

Net sales in the first quarter of 2011 increased 15.3% over the prior-year period primarily reflecting the positive impact of the 2010 acquisitions of JT Packard (January 2010), PMA AG (“PMA”) (April 2010) and Cable Management Group, Ltd. (“CMG”) (October 2010) and higher organic sales volumes in our Electrical segment, which were partially offset by a decrease in net sales in our Steel Structures segment.

Earnings from operations, both in dollars and as a percent of sales, increased from the prior-year period. These improvements reflect the impact of the 2010 acquisitions, a favorable shift in product mix in our Electrical segment, previous actions taken to manage costs and improved manufacturing leverage from increased production volumes. Earnings from operations in the first quarter of 2011 and 2010 include charges related to facility consolidations.

Net earnings in the first quarter of 2011 were $35.5 million ($0.67 per diluted share) compared to net earnings of $28.0 million ($0.53 per diluted share) in the first quarter of 2010. Net earnings include net after-tax facility consolidation charges, as described below, of $2.3 million ($0.04 per diluted share) in the first quarter of 2011 and $2.1 million ($0.04 per diluted share) in the first quarter of 2010. Net earnings in 2010 also reflect $1.6 million ($0.03 per diluted share) of earnings from discontinued operations.

Net Sales and Gross Profit

Net sales in the first quarter of 2011 were $523.1 million, up 15.3%, from the prior-year period. The sales increase from the prior-year period attributable to the 2010 acquisitions was 7.0% or $31.7 million. Higher volumes in our Electrical segment, which were partially offset by decreased sales volumes in our Steel Structures segment, also positively impacted year-over-year sales. A weaker U.S. dollar positively impacted sales by approximately $5.5 million in the first quarter of 2011 when compared to the prior-year period. The impact of price on year-over-year consolidated sales was negligible as the positive price impact from our Electrical segment was largely offset by negative price in our Steel Structures segment.

Gross profit in the first quarter of 2011 was $163.6 million, or 31.3% of net sales, compared to $134.6 million, or 29.7% of net sales, in the first quarter of 2010. The year-over-year increase in gross margin reflects the positive impact from the 2010 acquisitions, the favorable shift in product mix in our Electrical segment, previous actions taken to manage costs and improved manufacturing leverage from increased production volumes. Gross profit in the first quarter of 2011 and 2010 includes pre-tax charges for facility consolidations of $2.4 million in 2011 and $3.2 million in 2010.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense in the first quarter of 2011 was $104.1 million, or 19.9% of net sales, compared to $88.5 million, or 19.5% of net sales, in the prior-year period. SG&A as a percent of sales in 2011 reflects increased amortization expense associated with the 2010 acquisitions. SG&A in the first quarter of 2011 also includes pre-tax charges of $0.8 million for facility consolidations.

Interest Expense, Net

Interest expense, net was $7.8 million for the first quarter of 2011, down $0.6 million from the prior-year period, reflecting lower average debt levels in the current year period. Interest income included in interest expense, net was $0.7 million for the first quarter of 2011 and $1.0 million for the first quarter of 2010.

Income Taxes

The effective tax rate from continuing operations in the first quarter of 2011 was 30.0% compared to 30.5% in the first quarter of 2010. The effective rate for both periods also reflects benefits from our Puerto Rican manufacturing operations.

Net Earnings

Net earnings in the first quarter of 2011 were $35.5 million, or $0.67 per diluted share, compared to net earnings of $28.0 million, or $0.53 per diluted share, in the first quarter of 2010. Net earnings in the first quarter of 2011 include a net after-tax charge totaling $2.3 million ($0.04 per diluted share) associated with facility consolidations. Net earnings in the first quarter of 2010 included a net after-tax charge totaling $2.1 million ($0.04 per diluted share) associated with facility consolidations. Net earnings in 2010 also reflect $1.6 million ($0.03 per diluted share) of earnings from discontinued operations.

Summary of Segment Results

Net Sales

	Quarter Ended March 31,
	2011		2010
	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales

Electrical	$443,520	84.8	$367,246	81.0
Steel Structures	50,945	9.7	59,897	13.2
HVAC	28,670	5.5	26,486	5.8

	$523,135	100.0	$453,629	100.0

Segment Earnings

	Quarter Ended March 31,
	2011		2010
	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales

Electrical	$86,936	19.6	$63,888	17.4
Steel Structures	4,292	8.4	9,890	16.5
HVAC	4,562	15.9	4,291	16.2

Segment earnings	95,790	18.3	78,069	17.2
Corporate expense	(11,509)		(9,887)
Depreciation and amortization expense	(21,037)		(18,460)
Share-based compensation expense	(3,742)		(3,601)
Interest expense, net	(7,765)		(8,371)
Other (expense) income, net	(985)		130

Earnings before income taxes	$50,752		$37,880

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

Electrical Segment

Electrical segment net sales in the first quarter of 2011 were $443.5 million, up $76.3 million, or 20.8%, from the first quarter of 2010. The sales increase from the prior-year period attributable to the 2010 acquisitions of JT Packard, PMA, and CMG was 8.6%, or $31.7 million. Increased volumes also positively impacted year-over-year sales and reflect improved industrial and utility distribution demand. Net sales also reflect a weaker U.S. dollar, which positively impacted sales by approximately $6 million. Price positively impacted sales by approximately $3 million when compared to the prior-year period.

Electrical segment earnings in the first quarter of 2011 were $86.9 million, up $23.0 million, or 36.1%, from the first quarter of 2010. Segment earnings as a percent of sales increased to 19.6% in the first quarter of 2011 compared to 17.4% in the prior-year period. Segment earnings reflect pre-tax facility consolidation charges of $2.5 million in the first quarter of 2011 and $3.2 million in the prior-year period. The increase in year-over-year segment earnings reflects the contribution from 2010 acquisitions, a favorable shift in product mix, productivity improvements associated with prior-year facility consolidations and manufacturing leverage from increased volume.

Steel Structures Segment

Net sales in the first quarter of 2011 in our Steel Structures segment were $50.9 million, down $9.0 million, or 14.9%, from the first quarter of 2010. The net sales decrease reflects decreased sales volumes along with the negative price impact from lower year-over-year plate steel costs and continued competitive pricing conditions. Segment earnings in the first quarter of 2010 were $4.3 million, down $5.6 million from the first quarter of 2010. Segment earnings as a percent of sales decreased to 8.4% in the first quarter of 2011 compared to 16.5% in the prior-year period.

HVAC Segment

Net sales in the first quarter of 2011 in our HVAC segment were $28.7 million, up $2.2 million, or 8.2%, from the first quarter of 2010. HVAC segment earnings in the first quarter of 2011 were $4.6 million, up $0.3 million, or 6.3%, from the first quarter of 2010. Segment earnings as a percent of sales decreased to 15.9% in the first quarter of 2011 compared to 16.2% in the prior-year period. Segment earnings in the current year period reflect a pre-tax facility consolidation charge of $0.7 million.

Liquidity and Capital Resources

We had cash and cash equivalents of $434.3 million and $455.2 million at March 31, 2011 and December 31, 2010, respectively.

The following table reflects the primary category totals in our Consolidated Statements of Cash Flows:

	Quarter Ended
	March 31,
	2011	2010

(In thousands)
Net cash provided by (used in) operating activities	$(37,206)	$13,651
Net cash provided by (used in) investing activities	(12,109)	(26,705)
Net cash provided by (used in) financing activities	19,766	3,852
Effect of exchange-rate changes on cash	8,634	(2,887)

Net increase (decrease) in cash and cash equivalents	$(20,915)	$(12,089)

Operating Activities

Operating activities in the first quarter of 2011 included net earnings of $35.5 million, depreciation and amortization of $21.0 million and share-based compensation expense of $3.7 million, which were offset by negative net changes in working capital (accounts receivable, inventories and accounts payable) as well as accrued liabilities of $83.6 million. The working capital changes reflect the seasonal timing of payments for annual volume incentives and an intentional build in inventory to maintain service levels as we complete certain in-process facility consolidations.

Operating activities in the first quarter of 2010 included net earnings of $28.0 million, depreciation and amortization of $18.9 million and share-based compensation expense of $3.6 million, which were offset by negative net changes in working capital (accounts receivable, inventories and accounts payable) as well as accrued liabilities of $45.9 million.

Investing Activities

Investing activities in the first quarter of 2011 included capital expenditures to support our ongoing business plans totaling $12.1 million. We expect capital expenditures to be in the mid- $60 million range for the full year 2011, which includes a significant capacity expansion in our Steel Structures segment. Investing activities in the first quarter of 2010 included the acquisition of JT Packard for approximately $21 million. During the first quarter of 2010, we had capital expenditures to support our ongoing business plans totaling $5.3 million.

Financing Activities

Financing activities in the first quarter of 2011 included 511,039 stock options exercised at a weighted average exercise price of $36.22 per share totaling $18.5 million. Financing activities in the first quarter of 2010 included 166,848 stock options exercised at a weighted average exercise price of $19.93 per share totaling $3.3 million.

$750 million Credit Facility

Our revolving credit facility has total availability of $750 million and a five-year term expiring in October 2012. All borrowings and other extensions of credit under our revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the revolving credit facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility. At March 31, 2011 and December 31, 2010, $325 million was outstanding under this facility.

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

Outstanding letters of credit, which reduced availability under the credit facility, amounted to $21.6 million at March 31, 2011. The letters of credit relate primarily to third-party insurance claims processing.

Other Credit Facilities

We have a EUR 10 million (approximately US$14.0 million) committed revolving credit facility with a European bank. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default. This facility has an indefinite maturity, and no borrowings were outstanding as of March 31, 2011 and December 31, 2010. Outstanding letters of credit which reduced availability under the European facility amounted to EUR 1.0 million (approximately US $1.4 million) at March 31, 2011.

We have a CAN 30 million (approximately US$30.7 million) committed revolving credit facility with a Canadian bank. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default. This facility matures in June 2011, and no borrowings were outstanding as of March 31, 2011 and December 31, 2010.

Other Letters of Credit

As of March 31, 2011, we also had letters of credit in addition to those discussed above that do not reduce availability under our credit facilities. We had $19.2 million of such additional letters of credit that relate primarily to environmental assurances, third-party insurance claims processing, performance guarantees and acquisition obligations.

Compliance and Availability

We are in compliance with all covenants or other requirements set forth in our credit facilities. However, if we fail to be in compliance with the financial or other covenants of our credit agreements, then the credit agreements could be terminated, any outstanding borrowings under the agreements could be accelerated and immediately due, and we could have difficulty obtaining immediate credit availability to repay the accelerated obligations and in obtaining credit facilities in the future. As of March 31, 2011, the aggregate availability of funds under our credit facilities is $446.7 million, after deducting outstanding letters of credit. Availability is subject to the satisfaction of various covenants and conditions to borrowing.

Credit Ratings

As of March 31, 2011, we had investment grade credit ratings from Standard & Poor’s (BBB rating), Moody’s Investor Service (Baa2 rating) and Fitch Ratings (BBB rating) on our senior unsecured debt. Should these credit ratings drop, repayment under our credit facilities and securities will not be accelerated; however, our credit costs may increase. Similarly, if our credit ratings improve, we could potentially have a decrease in our credit costs. The maturity of any of our debt securities does not accelerate in the event of a credit downgrade.

Debt Securities

Thomas & Betts had the following unsecured debt securities outstanding as of March 31, 2011:

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

Qualified Pension Plans

Contributions to our qualified pension plans during the first quarter of 2011 were not significant. We expect required contributions to our qualified pension plans in 2011 to be minimal.

Acquisition

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

As of March 31, 2011, we have approximately $434 million in cash and cash equivalents and approximately $447 million of aggregate availability under our credit facilities. We renewed our effective universal shelf registration statement with the Securities and Exchange Commission on December 3, 2008, utilizing the well-known seasoned issuer (WKSI) process. The registration permits us to issue common stock, preferred stock and debt securities. The registration is effective for a period of three years from the date of filing. We continue to have cash requirements to, among other things, support working capital and capital expenditure needs, service debt and fund our retirement plans as required. We generally intend to use available cash and internally generated funds to meet these cash requirements and may borrow under existing credit facilities or access the capital markets as needed for liquidity. We believe that we have sufficient liquidity to satisfy both short-term and long-term requirements.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements.

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

For the period ended March 31, 2011, the Corporation has not experienced any material changes since December 31, 2010 in market risk that affect the quantitative and qualitative disclosures presented in our 2010 Annual Report on Form 10-K.

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

See Note 15, “Contingencies,” in the Notes to Consolidated Financial Statements, which is incorporated herein by reference. See also Item 3. “Legal Proceedings,” in the Corporation’s 2010 Annual Report on Form 10-K, which is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously set forth in our 2010 Annual Report on Form 10-K under Item 1A. “Risk Factors,” which is incorporated herein by reference.

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table reflects activity related to equity securities purchased by the Corporation during the quarter ended March 31, 2011:

Issuer Purchases of Equity Securities

			Total Number	Maximum
			of Common	Number
			Shares	of Common
	Total	Average	Purchased	Shares that
	Number of	Price Paid	as Part of	May Yet Be
	Common	per	Publicly	Purchased
	Shares	Common	Announced	Under
Period	Purchased	Share	Plans	the Plans

September 2010 Plan (3,000,000 common shares authorized)
Total for the quarter ended March 31, 2011	—	$—	—	2,500,000

Item 6.	Exhibits

The Exhibit Index that follows the signature page of this Report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Thomas & Betts Corporation
(Registrant)

By:	/s/ William E. Weaver, Jr.
William E. Weaver, Jr.
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 29, 2011

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

12	Statement re Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of Principal Financial Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. § 1350 and not filed as part of the Report or as a separate disclosure document
32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. §1350 and not filed as part of the Report or as a separate disclosure document
101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Operations for the Quarter Ended March 31, 2011 and 2010, (ii) the Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (iii) the Consolidated Statements of Cash Flows for the Quarter Ended March 31, 2011 and 2010 and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text

*	Pursuant to Rule 406T of Regulation S-T, the interactive data included in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections