Form 10-Q
period 2011-06-30
THOMAS & BETTS CORP
filed 2011-07-29
CIK 97854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Title of Each Class	at July 25, 2011

Common Stock, $.10 par value	52,538,637

Thomas & Betts Corporation and Subsidiaries

		Page

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements — Unaudited:	3
	Consolidated Statements of Operations for the Quarter and Six Months Ended June 30, 2011 and 2010	3
	Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	4
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	5
	Notes to Consolidated Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	30
ITEM 4.	Controls and Procedures	30

PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	31
ITEM 1A.	Risk Factors	31
ITEM 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers	31
ITEM 6.	Exhibits	31
SIGNATURE		32
EXHIBIT INDEX		33
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
EX-101 DEFINITION LINKBASE DOCUMENT

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

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	$566,342	$499,980	$1,089,477	$953,609
Cost of sales	396,419	342,185	755,951	661,214

Gross profit	169,923	157,795	333,526	292,395
Selling, general and administrative	99,166	103,931	203,267	192,410

Earnings from operations	70,757	53,864	130,259	99,985
Interest expense, net	(7,959)	(8,902)	(15,724)	(17,273)
Other (expense) income, net	(717)	935	(1,702)	1,065

Earnings from continuing operations before income taxes	62,081	45,897	112,833	83,777
Income tax provision	18,624	13,703	33,850	25,268

Net earnings from continuing operations	43,457	32,194	78,983	58,509
Earnings from discontinued operations, net	—	1,407	—	3,044

Net earnings	$43,457	$33,601	$78,983	$61,553

Basic earnings per share:
Continuing operations	$0.84	$0.62	$1.53	$1.13
Discontinued operations	—	0.03	—	0.05

Net earnings	$0.84	$0.65	$1.53	$1.18

Diluted earnings per share:
Continuing operations	$0.82	$0.61	$1.49	$1.10
Discontinued operations	—	0.02	—	0.06

Net earnings	$0.82	$0.63	$1.49	$1.16

Average shares outstanding:
Basic	51,950	51,965	51,734	51,989
Diluted	53,289	53,041	53,096	53,039

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30,	December 31,
	2011	2010

ASSETS
Current Assets
Cash and cash equivalents	$460,463	$455,198
Restricted cash	359	358
Receivables, net	306,964	230,203
Inventories	278,364	220,250
Deferred income taxes	33,496	32,745
Other current assets	17,862	18,341

Total Current Assets	1,097,508	957,095

Property, plant and equipment, net	307,489	305,796
Goodwill	976,724	967,889
Other intangible assets, net	330,507	340,544
Other assets	55,724	61,069

Total Assets	$2,767,952	$2,632,393

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$331	$322
Accounts payable	197,187	190,839
Accrued liabilities	138,900	126,241
Income taxes payable	9,744	26,263

Total Current Liabilities	346,162	343,665

Long-Term Liabilities
Long-term debt, net of current maturities	574,060	574,090
Long-term benefit plan liabilities	136,219	141,998
Deferred income taxes	41,618	41,405
Other long-term liabilities	57,604	64,453
Contingencies (Note 15)
Shareholders’ Equity
Common stock	5,163	5,095
Additional paid-in capital	66,093	34,384
Retained earnings	1,599,828	1,520,845
Accumulated other comprehensive income (loss)	(58,795)	(93,542)

Total Shareholders’ Equity	1,612,289	1,466,782

Total Liabilities and Shareholders’ Equity	$2,767,952	$2,632,393

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

Cash Flows from Operating Activities:
Net earnings	$78,983	$61,553
Adjustments:
Depreciation and amortization	41,960	39,585
Share-based compensation expense	6,786	6,490
Deferred income taxes	3,849	(6,600)
Incremental tax benefits from share-based payment arrangements	(2,047)	(821)
Changes in operating assets and liabilities, net:
Receivables	(71,466)	(57,271)
Inventories	(55,419)	(21,782)
Accounts payable	3,764	18,117
Accrued liabilities	10,941	16,386
Income taxes payable	(15,191)	16,342
Other	(5,516)	5,454

Net cash provided by (used in) operating activities	(3,356)	77,453

Cash Flows from Investing Activities:
Purchases of businesses, net of cash acquired	—	(99,511)
Purchases of property, plant and equipment	(23,256)	(13,706)
Other	(104)	26

Net cash provided by (used in) investing activities	(23,360)	(113,191)

Cash Flows from Financing Activities:
Stock options exercised	23,433	4,393
Repurchase of common shares	—	(22,580)
Repayment of debt and other borrowings	(159)	(35,646)
Incremental tax benefits from share-based payment arrangements	2,047	821

Net cash provided by (used in) financing activities	25,321	(53,012)

Effect of exchange-rate changes on cash and cash equivalents	6,660	(4,236)

Net increase (decrease) in cash and cash equivalents	5,265	(92,986)
Cash and cash equivalents, beginning of period	455,198	478,613

Cash and cash equivalents, end of period	$460,463	$385,627

Cash payments for interest	$16,613	$18,057
Cash payments for income taxes	$46,611	$19,037

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the Corporation’s audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the periods ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

2.	Basic and Diluted Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

(In thousands, except per share data)
Net earnings from continuing operations	$43,457	$32,194	$78,983	$58,509
Earnings from discontinued operations, net	—	1,407	—	3,044

Net earnings	$43,457	$33,601	$78,983	$61,553

Basic shares:
Average shares outstanding	51,950	51,965	51,734	51,989

Basic earnings per share:
Continuing operations	$0.84	$0.62	$1.53	$1.13
Discontinued operations	—	0.03	—	0.05

Net earnings	$0.84	$0.65	$1.53	$1.18

Diluted shares:
Average shares outstanding	51,950	51,965	51,734	51,989
Additional shares on the potential dilution from stock options, nonvested restricted stock and performance units	1,339	1,076	1,362	1,050

	53,289	53,041	53,096	53,039

Diluted earnings per share:
Continuing operations	$0.82	$0.61	$1.49	$1.10
Discontinued operations	—	0.02	—	0.06

Net earnings	$0.82	$0.63	$1.49	$1.16

The Corporation had stock options that were out-of-the-money which were excluded because of their anti-dilutive effect. Such out-of-the money stock options were associated with 0.2 million shares of common stock for the second quarter of 2011 and 1.8 million shares of common stock for the second quarter of 2010. Out-of-the money stock options were associated with 0.3 million shares of common stock for the first six months of 2011 and 1.8 million shares of common stock for the first six months of 2010.

3.	Acquisitions & Divestitures

In April 2010, the Corporation acquired PMA AG (“PMA”), a leading European manufacturer of technologically advanced cable protection systems, for approximately $114 million. The purchase price consisted of cash of approximately $78 million and debt assumed of approximately $36 million. The purchase price allocation resulted in goodwill of approximately $33 million and other intangible assets of approximately $60 million, all of which was assigned to the Company’s Electrical segment. The results of these operations have been included in the consolidated financial statements of the Corporation since the acquisition date.

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

During 2010, the Corporation divested of its non-strategic communications products business. The operations associated with this business have been reflected as discontinued operations in the Corporation’s consolidated statements of operations. Discontinued operations in the second quarter of 2010 reflected net sales of approximately $15 million, earnings before income taxes of $2.1 million and net earnings of $1.4 million from the divested communications product business. Discontinued operations in the first six months of 2010 reflected net sales of approximately $30 million, earnings before income taxes of $4.6 million and net earnings of $3.0 million from the divested communications product business.

4.	Inventories

The Corporation’s inventories at June 30, 2011 and December 31, 2010 were:

	June 30,	December 31,
	2011	2010

(In thousands)
Finished goods	$123,935	$106,998
Work-in-process	32,846	23,636
Raw materials	121,583	89,616

Total inventories	$278,364	$220,250

5.	Property, Plant and Equipment

The Corporation’s property, plant and equipment at June 30, 2011 and December 31, 2010 were:

	June 30,	December 31,
	2011	2010

(In thousands)
Land	$34,404	$32,775
Building	206,559	201,866
Machinery and equipment	678,499	663,642
Construction-in-progress	19,046	12,412

Gross property, plant and equipment	938,508	910,695
Less: Accumulated depreciation	631,019	604,899

Net property, plant and equipment	$307,489	$305,796

6.	Goodwill and Other Intangible Assets

The following table reflects activity for goodwill by segment during the second quarter of 2011:

	Quarter Ended June 30, 2011
			Other —
	Balance at		Primarily	Balance at
	Beginning of		Currency	End of
	Period	Additions	Translation	Period

(In thousands)
Electrical	$912,188	$—	$(925)	$911,263
Steel Structures	64,759	—	—	64,759
HVAC	693	—	9	702

	$977,640	$—	$(916)	$976,724

The following table reflects activity for goodwill by segment during the first six months of 2011:

	Six Months Ended June 30, 2011
			Other —
	Balance at		Primarily	Balance at
	Beginning of		Currency	End of
	Period	Additions	Translation	Period

(In thousands)
Electrical	$902,478	$—	$8,785	$911,263
Steel Structures	64,759	—	—	64,759
HVAC	652	—	50	702

	$967,889	$—	$8,835	$976,724

The following table reflects activity for other intangible assets during the second quarter of 2011:

	Quarter Ended June 30, 2011
				Other —
	Balance at			Primarily	Balance at
	Beginning of		Amortization	Currency	End of
	Period	Additions	Expense	Translation	Period

(In thousands)
Intangible assets subject to amortization	$333,268	$—	$—	$566	$333,834
Accumulated amortization	(100,322)	—	(8,399)	(6)	(108,727)

	232,946	—	(8,399)	560	225,107
Other intangible assets not subject to amortization	105,182	—	—	218	105,400

Total	$338,128	$—	$(8,399)	$778	$330,507

The following table reflects activity for other intangible assets during the first six months of 2011:

	Six Months Ended June 30, 2011
				Other —
	Balance at			Primarily	Balance at
	Beginning of		Amortization	Currency	End of
	Period	Additions	Expense	Translation	Period

(In thousands)
Intangible assets subject to amortization	$328,177	$—	$—	$5,657	$333,834
Accumulated amortization	(91,370)	—	(16,852)	(505)	(108,727)

	236,807	—	(16,852)	5,152	225,107
Other intangible assets not subject to amortization	103,737	—	—	1,663	105,400

Total	$340,544	$—	$(16,852)	$6,815	$330,507

7.	Income Taxes

The Corporation’s income tax provision for the second quarter of 2011 was $18.6 million, or an effective rate of 30.0% of pre-tax income, compared to a tax provision in the second quarter of 2010 of $13.7 million, or an effective rate of 29.9% of pre-tax income. The Corporation’s income tax provision for the six months ended June 30, 2011 was $33.9 million, or an effective rate of 30.0% of pre-tax income, compared to a tax provision for the six months ended June 30, 2010 of $25.3 million, or an effective rate of 30.2% of pre-tax income. The effective rate for each period reflects benefits from the Puerto Rican manufacturing operations, which have a significantly lower effective tax rate than the Corporation’s blended statutory tax rate in other jurisdictions.

During the first quarter of 2011, the Corporation concluded a Canada Revenue Agency audit of the Corporation’s Canadian income tax returns for the tax years 2005 — 2009, resulting in an $8.2 million assessment, including interest. Substantially all of this assessment was paid during the second quarter of 2011. The Canadian tax assessment is offset by an expected recovery of U.S. federal and state income taxes of $7.4 million, resulting from the Corporation’s petition for tax relief under the competent authority administrative process.

The Corporation had net deferred tax assets totaling $2.7 million as of June 30, 2011 and $12.4 million as of December 31, 2010. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income. Management believes that it is more-likely-than-not that future taxable income, based on tax laws in effect as of June 30, 2011, will be sufficient to realize the recorded deferred tax assets, net of any valuation allowance.

8.	Comprehensive Income

Total comprehensive income and its components are as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

(In thousands)
Net earnings	$43,457	$33,601	$78,983	$61,553
Net unrealized gains (losses) on cash flow hedge, net of tax	1,853	665	3,972	729
Foreign currency translation adjustments	(1,939)	(22,050)	28,105	(29,594)
Amortization of net prior service costs and net actuarial losses, net of tax	1,268	2,103	2,670	4,662

Comprehensive income	$44,639	$14,319	$113,730	$37,350

9.	Fair Value of Financial Instruments

The Corporation’s financial instruments include cash and cash equivalents, restricted cash, marketable securities, short-term receivables and payables, and debt. Financial instruments also include an interest rate swap agreement, which is discussed further in Note 10 below. The carrying amounts of the Corporation’s financial instruments generally approximated their fair values at June 30, 2011 and December 31, 2010, except that, based on the borrowing rates available to the Corporation under current market conditions, the fair value of long-term debt (including current maturities) was approximately $596 million at June 30, 2011 and $588 million at December 31, 2010.

10.	Derivative Instruments

The Corporation is exposed to market risk from changes in interest rates, foreign exchange rates and raw material prices, among others. At times, the Corporation may enter into various derivative instruments to manage certain of those risks. The Corporation does not enter into derivative instruments for speculative or trading purposes.

Interest Rate Swap Agreement

During 2007, the Corporation entered into a forward-starting amortizing interest rate swap for a notional amount of $390 million. The notional amount reduced to $325 million in December 2010, and reduces to $200 million in December 2011 and $0 in October 2012. The interest rate swap hedges the Corporation’s exposure to changes in interest rates on borrowings under its $750 million revolving credit facility. The Corporation has designated the receive variable/pay fixed interest rate swap as a cash flow hedge for accounting purposes. Under the interest rate swap, the Corporation receives one-month London Interbank Offered Rate (“LIBOR”) and pays an underlying fixed rate of 4.86%. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the applicable periods during which the hedged transaction affects earnings. Gains or losses on the derivative representing hedge ineffectiveness are recognized in current period earnings.

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

The Corporation’s interest rate swap was reflected in the Corporation’s consolidated balance sheet in other long-term liabilities at its fair value of $14.8 million as of June 30, 2011 and $21.3 million as of December 31, 2010. This swap is measured at fair value at the end of each reporting period. The Corporation’s fair value estimate was determined using significant unobservable inputs and assumptions (Level 3) and, in addition, the liability valuation reflects the Corporation’s credit standing. The valuation technique utilized by the Corporation to calculate the swap fair value is the income approach. Using inputs for current market expectations of LIBOR rates, Eurodollar futures prices, treasury yields and interest rate swap spreads, this approach compares the present value of a constructed zero coupon yield curve and the present value of an extrapolated forecast of future interest rates. This determined value is then reduced by a credit valuation adjustment that takes into effect the current credit risk of the interest rate swap counterparty or the Corporation, as applicable.

The Corporation’s balance of accumulated other comprehensive income has been reduced by $9.1 million, net of tax of $5.6 million, as of June 30, 2011 and $13.1 million, net of tax of $8.0 million, as of December 31, 2010 to reflect the above interest rate swap liability.

The following is a reconciliation associated with the interest rate swap of the fair value activity using Level 3 inputs during the second quarter and first six months of 2011 and 2010:

	Quarter Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

(In millions)
Asset (liability) at beginning of period	$(17.8)	$(28.6)	$(21.3)	$(28.7)
Total realized/unrealized gains or losses:
Included in earnings	(3.9)	(4.5)	(7.6)	(9.0)
Increase (decrease) in fair value included in comprehensive income	3.1	1.0	6.5	1.1
Settlements	3.8	4.6	7.6	9.1

Asset (liability) at end of period	$(14.8)	$(27.5)	$(14.8)	$(27.5)

The ineffective portion of the swap reflected in interest expense, net during the second quarter and the first six months of 2011 and 2010 was immaterial.

Forward Foreign Exchange Contracts

The Corporation had no outstanding forward sale or purchase contracts as of June 30, 2011 or December 31, 2010. The Corporation is exposed to the effects of changes in exchange rates primarily from the Canadian dollar and European currencies. From time to time, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of foreign currencies to mitigate this risk.

Commodities Futures Contracts

The Corporation had no outstanding commodities futures contracts as of June 30, 2011 or December 31, 2010. The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, copper, zinc, resins and rubber compounds. At times, some of the risk associated with usage of aluminum, copper and zinc has been mitigated through the use of futures contracts that mitigate the price exposure to these commodities.

11.	Debt

The Corporation’s long-term debt at June 30, 2011 and December 31, 2010 was:

	June 30,	December 31,
	2011	2010

(In thousands)
Senior credit facility(a)	$325,000	$325,000
Unsecured notes:
5.625% Senior Notes due 2021(b)	248,438	248,301
Other, including capital leases	953	1,111

Long-term debt (including current maturities)	574,391	574,412
Less current maturities	331	322

Long-term debt, net of current maturities	$574,060	$574,090

(a)	Interest is paid monthly.

(b)	Interest is paid semi-annually.

As of June 30, 2011 and December 31, 2010, the Corporation had outstanding $250 million of 5.625% Senior Notes due 2021. The indentures underlying the unsecured notes contain standard covenants such as restrictions on mergers, liens on certain property, sale-leaseback of certain property and funded debt for certain subsidiaries. The indentures also include standard events of default such as covenant default and cross-acceleration.

The Corporation has a revolving credit facility with total availability of $750 million and a five-year term expiring in October 2012. All borrowings and other extensions of credit under the Corporation’s revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the revolving credit facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility. The Corporation pays an annual commitment fee to maintain this facility of 10 basis points. At June 30, 2011 and December 31, 2010, $325 million was outstanding under this facility.

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

Outstanding letters of credit, which reduced availability under the credit facility, amounted to $22.3 million at June 30, 2011. The letters of credit relate primarily to third-party insurance claims processing.

The Corporation has a EUR 10 million (approximately US$14.2 million) committed revolving credit facility with a European bank. The Corporation pays an annual commitment fee of 20 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default. This facility has an indefinite maturity, and no borrowings were outstanding as of June 30, 2011 and December 31, 2010. Outstanding letters of credit which reduced availability under the European facility amounted to EUR 0.9 million (approximately US$1.2 million) at June 30, 2011.

The Corporation has a CAN 30 million (approximately US$30.3 million) committed revolving credit facility with a Canadian bank. The Corporation pays an annual commitment fee of 12.5 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default. This facility matures in December 2011, and no borrowings were outstanding as of June 30, 2011 and December 31, 2010.

As of June 30, 2011, the Corporation’s aggregate availability of funds under its credit facilities is approximately $446 million, after deducting outstanding letters of credit. The Corporation has the option, at the time of drawing funds under any of the credit facilities, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank.

As of June 30, 2011, the Corporation also had letters of credit in addition to those discussed above that do not reduce availability under the Corporation’s credit facilities. The Corporation had $19.2 million of such additional letters of credit that relate primarily to environmental assurances, third-party insurance claims processing, performance bonds, performance guarantees and acquisition obligations.

12.	Share-Based Payment Arrangements

Share-based compensation expense, net of tax, of $1.9 million and $1.8 million was charged against income during the second quarter of 2011 and 2010, respectively. Share-based compensation expense, net of tax, of $4.2 million and $4.0 million was charged against income during the first six months of 2011 and 2010, respectively.

During the second quarter and first six months of 2011, the Corporation granted 4,367 nonvested shares (restricted stock) with a weighted average grant date fair value of $52.66 per share. During the second quarter of 2011, the Corporation had 143,039 stock options exercised at a weighted average exercise price of $34.36 per share and had 2,884 stock options forfeited or expired. During the first six months of 2011, the Corporation had 654,078 stock options exercised at a weighted average exercise price of $35.82 per share and had 14,481 stock options forfeited or expired.

Compensation expense, net of tax, of $0.3 million was charged to selling, general and administrative expense as of the grant date for stock awards under the Corporation’s Non-Employee Directors Equity Compensation Plan during both the second quarter of 2011 and second quarter of 2010. The Corporation granted non-employee members of the Board of Directors a total of 8,082 shares of common stock with a weighted average grant date fair value of $55.66 during the second quarter of 2011.

13.	Pension and Other Postretirement Benefits

Net periodic cost for the Corporation’s pension and other postretirement benefits included the following components:

	Quarter Ended
			Other
			Postretirement
	Pension Benefits		Benefits
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

(In thousands)
Service cost	$1,027	$2,389	$3	$—
Interest cost	7,358	7,213	193	204
Expected return on plan assets	(8,627)	(8,186)	—	—
Plan net loss (gain)	1,615	3,309	(4)	(136)
Prior service cost (gain)	175	282	(63)	(63)
Transition obligation (asset)	(5)	(4)	191	191
Curtailment/settlement loss (gain)	995	1,014	—	—

Net periodic benefit cost	$2,538	$6,017	$320	$196

	Six Months Ended
			Other
			Postretirement
	Pension Benefits		Benefits
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

(In thousands)
Service cost	$2,066	$5,277	$3	$2
Interest cost	14,702	14,430	396	459
Expected return on plan assets	(17,151)	(16,394)	—	—
Plan net loss (gain)	3,211	6,154	54	(62)
Prior service cost (gain)	458	564	(126)	(126)
Transition obligation (asset)	(10)	(8)	383	383
Curtailment/settlement loss (gain)	995	1,213	—	—

Net periodic benefit cost	$4,271	$11,236	$710	$656

Contributions to our qualified pension plans during the six months ended June 30, 2011 and 2010 were not significant. We expect required contributions to our qualified pension plans during the remainder of 2011 to be minimal.

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

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

(In thousands)
Net Sales
Electrical	$483,779	$429,341	$927,299	$796,587
Steel Structures	58,766	49,624	109,711	109,521
HVAC	23,797	21,015	52,467	47,501

Total	$566,342	$499,980	$1,089,477	$953,609

Segment Earnings
Electrical	$93,180	$84,310	$180,116	$148,198
Steel Structures	4,289	8,045	8,581	17,935
HVAC	2,461	2,307	7,023	6,598

Segment earnings	99,930	94,662	195,720	172,731
Corporate expense	(5,206)	(17,703)	(16,715)	(27,590)
Depreciation and amortization expense	(20,923)	(20,261)	(41,960)	(38,721)
Share-based compensation expense	(3,044)	(2,834)	(6,786)	(6,435)
Interest expense, net	(7,959)	(8,902)	(15,724)	(17,273)
Other (expense) income, net	(717)	935	(1,702)	1,065

Earnings before income taxes	$62,081	$45,897	$112,833	$83,777

15.	Contingencies

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

The following table provides the changes in the Corporation’s accruals for estimated product warranties:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

(In thousands)
Balance at beginning of period	$2,707	$2,747	$2,574	$3,064
Liabilities accrued for warranties issued during the period	1,136	343	1,591	737
Warranty claims paid during the period	(724)	(304)	(982)	(1,018)
Changes in liability for pre-existing warranties during the period, including expirations	(12)	12	(76)	15

Balance at end of period	$3,107	$2,798	$3,107	$2,798

The Corporation also continues to monitor events that are subject to guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees and indemnifications at fair value when those losses are estimable.

16.	Recently Issued Accounting Standards

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This standard eliminates the option to report other comprehensive income and its components in the statement of changes in equity and instead requires that such information be presented in either (1) a single continuous statement of comprehensive income, or (2) in two separate but consecutive statements. This new guidance is effective beginning in 2012 and must be applied retrospectively. This standard concerns financial statement presentation only and will not have a material impact on the consolidated financial position or results of operations.

17.	Subsequent Events

On July 1, 2011, the Corporation acquired the AmbiRad Group (“AmbiRad”), a leading global manufacturer of specialized commercial and industrial heating and ventilation products, for £18 million (approximately US$30 million). AmbiRad manufactures natural gas-fired radiant heaters used in open-air applications such as manufacturing facilities, warehouses, sports facilities and dock areas.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Thomas & Betts Corporation is a global leader in the design, manufacture, and marketing of essential components used to manage the connection, distribution, transmission and reliability of electrical power in industrial, construction and utility applications. We are also a leading producer of commercial heating and ventilation units used in commercial and industrial buildings and highly engineered steel structures used for utility transmission. We have operations in over 20 countries. Manufacturing, marketing and sales activities are concentrated primarily in North America and Europe.

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

judgments concerning estimates of the fair value of the acquired assets and liabilities. Goodwill consists principally of the excess of cost over the fair value of net assets acquired in business combinations and is not amortized. For each amortizable intangible asset, we use a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed. If that pattern cannot be reliably determined, the straight-line amortization method is used. We perform an annual impairment test of goodwill and indefinite-lived intangible assets. We perform our annual impairment assessment as of the beginning of the fourth quarter of each year, unless circumstances dictate more frequent interim assessments. In evaluating when an interim assessment of goodwill is necessary, we consider, among other things, the trading level of our common stock, changes in expected future cash flows and mergers and acquisitions involving companies in our industry. In evaluating when an interim assessment of indefinite-lived intangible assets is necessary, we review for significant events or significant changes in circumstances. Our evaluation process did not result in an interim assessment of goodwill or long-lived intangible assets for recoverability for the quarter ended June 30, 2011.

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

•	Pension and Other Postretirement Benefit Plan Actuarial Assumptions: We recognize the overfunded or underfunded status of benefit plans in our consolidated balance sheets. For purposes of calculating pension and postretirement medical benefit obligations and related costs, we use certain actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these assumptions annually. Other assumptions include employee demographic factors (retirement patterns, mortality and turnover), rate of compensation increase and the healthcare cost trend rate. See additional information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Qualified Pension Plans.

•	Income Taxes: We use the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and requires an evaluation of asset realizability based on a more-likely-than-not criteria. We have valuation allowances for deferred tax assets primarily associated with foreign net operating loss carryforwards and foreign income tax credit carryforwards. Realization of the deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We believe that it is more-likely-than-not that future taxable income, based on enacted tax laws in effect as of June 30, 2011, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances.

•	Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of currently available facts related to each site. The operation of manufacturing plants involves a high level of susceptibility in these areas, and requires subjective judgments by management in assessing environmental or occupational health and safety liabilities.

Summary of Consolidated Results

	Quarter Ended June 30,
	2011		2010
		% of Net		% of Net
	In Thousands	Sales	In Thousands	Sales

Net sales	$566,342	100.0	$499,980	100.0
Cost of sales	396,419	70.0	342,185	68.4

Gross profit	169,923	30.0	157,795	31.6
Selling, general and administrative	99,166	17.5	103,931	20.8

Earnings from operations	70,757	12.5	53,864	10.8
Interest expense, net	(7,959)	(1.4)	(8,902)	(1.8)
Other (expense) income, net	(717)	(0.1)	935	0.2

Earnings from continuing operations before income taxes	62,081	11.0	45,897	9.2
Income tax provision	18,624	3.3	13,703	2.7

Net earnings from continuing operations	43,457	7.7	32,194	6.5
Earnings from discontinued operations, net	—	—	1,407	0.2

Net earnings	$43,457	7.7	$33,601	6.7

Basis earnings per share:
Continuing operations	$0.84		$0.62
Discontinued operations	—		0.03

Net earnings	$0.84		$0.65

Diluted earnings per share:
Continuing operations	$0.82		$0.61
Discontinued operations	—		0.02

Net earnings	$0.82		$0.63

	Six Months Ended June 30,
	2011		2010
		% of Net		% of Net
	In Thousands	Sales	In Thousands	Sales

Net sales	$1,089,477	100.0	$953,609	100.0
Cost of sales	755,951	69.4	661,214	69.3

Gross profit	333,526	30.6	292,395	30.7
Selling, general and administrative	203,267	18.6	192,410	20.2

Earnings from operations	130,259	12.0	99,985	10.5
Interest expense, net	(15,724)	(1.4)	(17,273)	(1.8)
Other (expense) income, net	(1,702)	(0.2)	1,065	0.1

Earnings from continuing operations before income taxes	112,833	10.4	83,777	8.8
Income tax provision	33,850	3.1	25,268	2.7

Net earnings from continuing operations	78,983	7.3	58,509	6.1
Earnings from discontinued operations, net	—	—	3,044	0.3

Net earnings	$78,983	7.3	$61,553	6.4

Basis earnings per share:
Continuing operations	$1.53		$1.13
Discontinued operations	—		0.05

Net earnings	$1.53		$1.18

Diluted earnings per share:
Continuing operations	$1.49		$1.10
Discontinued operations	—		0.06

Net earnings	$1.49		$1.16

2011 Compared with 2010

Overview

Net sales in the second quarter and the first six months of 2011 increased from the prior-year periods primarily reflecting higher organic sales volumes in our Electrical segment, the positive impact of the 2010 acquisitions of JT Packard (January 2010), PMA AG (“PMA”) (April 2010) and Cable Management Group, Ltd. (“CMG”) (October 2010), and the positive impact from a weaker U.S. dollar.

Earnings from operations, both in dollars and as a percent of sales, increased from the respective prior-year periods. These improvements reflect the impact of increased organic sales volumes in our Electrical segment, improved manufacturing leverage from increased production volumes in our Electrical segment, and the impact of the 2010 acquisitions, which were partially offset by lower segment earnings in our Steel Structures segment. Results in the second quarter and first six months of 2011 included charges related to facility consolidations and a benefit from legal settlements. The second quarter and first six months of 2010 included a charge for environmental remediation and the first six months of 2010 included facility consolidation charges.

Net earnings in the second quarter of 2011 were $43.5 million ($0.82 per diluted share) compared to net earnings of $33.6 million ($0.63 per diluted share) in the second quarter of 2010. Net earnings in the first six months of 2011 were $79.0 million ($1.49 per diluted share) compared to net earnings of $61.6 million ($1.16 per diluted share) in the prior-year period.

Net earnings in the second quarter of 2011 included net after-tax facility consolidation charges of $2.0 million ($0.04 per diluted share) and a net after-tax benefit from legal settlements of $3.0 million ($0.06 per diluted share). Net earnings in the second quarter of 2010 included a net after-tax environmental remediation charge of $3.3 million ($0.06 per diluted share).

Net earnings in the first six months of 2011 included net after-tax facility consolidation charges of $4.3 million ($0.08 per diluted share) in addition to the second quarter benefit from legal settlements. Net earnings in the first six months of 2010 included net after-tax facility consolidation charges of $2.1 million ($0.04 per diluted share) in addition to the second quarter environmental remediation charge.

Net earnings in the second quarter and first six months of 2010 also reflect $1.4 million ($0.02 per diluted share) and $3.0 million ($0.06 per diluted share) of earnings from discontinued operations, respectively.

Net Sales and Gross Profit

Net sales in the second quarter of 2011 were $566.3 million, up 13.3%, from the prior-year period. For the first six months of 2011, net sales were $1.1 billion, up 14.2% from the prior-year period. Higher organic sales volumes in our Electrical segment positively impacted year-over-year sales in both 2011 periods. The second quarter and first six months sales increases from the prior-year periods attributable to the 2010 acquisitions was approximately $11 million and $43 million, respectively. A weaker U.S. dollar positively impacted sales by approximately $18 million and $23 million in the second quarter and first six months of 2011, respectively, when compared to the prior-year periods. Price had a positive impact on year-over-year consolidated sales for the second quarter and first six months of 2011 primarily in our Electrical and Steel Structures segments.

Gross profit in the second quarter of 2011 was $169.9 million, or 30.0% of net sales, compared to $157.8 million, or 31.6% of net sales, in the second quarter of 2010. Gross profit in the first six months of 2011 was $333.5 million, or 30.6% of net sales, compared to $292.4 million, or 30.7% of net sales, in the first six months of 2010. The year-over-year decreases in gross profit as a percentage of sales reflects the positive impact from the 2010 acquisitions, actions taken to manage costs and improved manufacturing leverage from increased production volumes, which were offset by facility consolidation charges and lower earnings in our Steel Structures segment due to project mix and highly competitive market conditions. There was a significant decline in the profitability of our Steel Structures segment during the second quarter of 2011. Gross profit in the second quarter of 2011 included pre-tax charges for facility consolidations of $2.7 million. Gross profit in the first six months of 2011 and 2010 included pre-tax charges for facility consolidations of $5.1 million and $3.2 million, respectively.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense in the second quarter of 2011 was $99.2 million, or 17.5% of net sales, compared to $103.9 million, or 20.8% of net sales, in the prior year period. SG&A expense in the first six months of 2011 was $203.3 million, or 18.6% of net sales, compared to $192.4 million, or 20.2% of net sales, in the prior-year period. SG&A in the second quarter and first six months of 2011 included a pre-tax benefit of $4.8 million from legal settlements. SG&A in the second quarter and first six months of 2011 also included pre-tax charges of $0.4 million and $1.2 million, respectively, for facility consolidations. SG&A in the second quarter and first six months of 2010 included pre-tax charges of $5.3 million for environmental remediation charges.

Interest Expense, Net

Interest expense, net was $8.0 million for the second quarter of 2011 and $15.7 million for the first six months of 2011 compared to $8.9 million and $17.3 million in the corresponding prior-year periods. The decreases in both periods reflect lower average debt levels in the current year periods in addition to increased interest income associated with higher cash balances in the current year. Interest income included in interest expense, net was $0.7 million for the second quarter of 2011 and $0.3 million for the prior year period. Interest income included in interest expense, net was $1.4 million for the first six months of 2011 and $1.3 million for the prior year period.

Income Taxes

The effective tax rate from continuing operations in the second quarter of 2011 was 30.0% compared to 29.9% in the second quarter of 2010. The effective tax rate from continuing operations for the first six months of 2011 was 30.0% compared to 30.2% in the first six months of 2010. The effective rate for both periods reflects benefits from our Puerto Rican manufacturing operations.

Net Earnings

Net earnings in the second quarter of 2011 were $43.5 million, or $0.82 per diluted share, compared to net earnings of $33.6 million, or $0.63 per diluted share, in the second quarter of 2010. Net earnings in the first six months of 2011 were $79.0 million, or $1.49 per diluted share, compared to net earnings of $61.6 million, or $1.16 per diluted share, in the first six months of 2010.

Net earnings in the second quarter of 2011 included a net after-tax facility consolidation charge of $2.0 million ($0.04 per diluted share) and a net after-tax benefit from legal settlements of $3.0 million ($0.06 per diluted share). Net earnings in the second quarter of 2010 included a net after-tax environmental remediation charge of $3.3 million ($0.06 per diluted share).

Net earnings in the first six months of 2011 included net after-tax facility consolidation charges of $4.3 million ($0.08 per diluted share) in addition to the second quarter benefit from legal settlements. Net earnings in the first six months of 2010 included a net after-tax facility consolidation charge of $2.1 million ($0.04 per diluted share) in the first quarter of 2010 in addition to the second quarter environmental remediation charge.

Net earnings in the second quarter and first six months of 2010 also reflect $1.4 million ($0.02 per diluted share) and $3.0 million ($0.06 per diluted share) of earnings from discontinued operations, respectively.

Summary of Segment Results

Net Sales

	Quarter Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	In	% of Net	In	% of Net	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$483,779	85.4	$429,341	85.9	$927,299	85.1	$796,587	83.5
Steel Structures	58,766	10.4	49,624	9.9	109,711	10.1	109,521	11.5
HVAC	23,797	4.2	21,015	4.2	52,467	4.8	47,501	5.0

	$566,342	100.0	$499,980	100.0	$1,089,477	100.0	$953,609	100.0

Segment Earnings
	Quarter Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	In	% of Net	In	% of Net	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$93,180	19.3	$84,310	19.6	$180,116	19.4	$148,198	18.6
Steel Structures	4,289	7.3	8,045	16.2	8,581	7.8	17,935	16.4
HVAC	2,461	10.3	2,307	11.0	7,023	13.4	6,598	13.9

Segment earnings	99,930	17.6	94,662	18.9	195,720	18.0	172,731	18.1
Corporate expense	(5,206)		(17,703)		(16,715)		(27,590)
Depreciation and amortization expense	(20,923)		(20,261)		(41,960)		(38,721)
Share-based compensation expense	(3,044)		(2,834)		(6,786)		(6,435)
Interest expense, net	(7,959)		(8,902)		(15,724)		(17,273)
Other (expense) income, net	(717)		935		(1,702)		1,065

Earnings before income taxes	$62,081		$45,897		$112,833		$83,777

We have three reportable segments: Electrical, Steel Structures and HVAC. We evaluate our business segments primarily on the basis of segment earnings, with segment earnings defined as earnings before corporate expense, depreciation and amortization expense, share-based compensation expense, interest, income taxes and certain other items.

Our consolidated segment earnings are significantly influenced by the operating performance of our Electrical segment that accounts for a substantial portion of our consolidated net sales and consolidated segment earnings during the periods presented.

Electrical Segment

Electrical segment net sales in the second quarter of 2011 were $483.8 million, up $54.4 million, or 12.7%, from the second quarter of 2010. Electrical segment net sales in the first six months of 2011 were $927.3 million, up $130.7 million, or 16.4%, from the prior-year period. Increased volumes for our industrial products, and to a lesser extent, utility distribution products positively impacted year-over-year sales. The second quarter and first six months sales increases from the prior-year periods attributable to the 2010 acquisitions were approximately $11 million and $43 million, respectively. Net sales benefitted from a weaker U.S. dollar, which positively impacted sales by approximately $17 million in the second quarter of 2011 and approximately $23 million in the first six months of 2011. Price positively impacted sales when compared to the respective prior-year periods.

Electrical segment earnings in the second quarter of 2011 were $93.2 million, up $8.9 million, or 10.5%, from the second quarter of 2010. Electrical segment earnings in the first six months of 2011 were $180.1 million, up $31.9 million, or 21.5%, from the prior-year period. Segment earnings as a percent of sales decreased modestly to 19.3% in the second quarter of 2011 compared to 19.6% in the prior year period. Segment earnings as a percent of sales increased to 19.4% in the first six months of 2011 compared to 18.6% in the prior-year period. Year-over-year segment earnings for both periods reflect the contribution from 2010 acquisitions, changes in product mix and manufacturing leverage from increased volume, which were offset by charges for facility consolidations. Segment earnings reflect pre-tax facility consolidation charges of $2.3 million in the second quarter of 2011. Segment earnings reflect pre-tax facility consolidation charges of $4.8 million in the first six months of 2011 and $3.2 million in the prior-year period.

Steel Structures Segment

Net sales in the second quarter of 2011 in our Steel Structures segment were $58.8 million, up $9.1 million, or 18.4%, from the second quarter of 2010. Net sales in the first six months of 2011 were $109.7 million, up $0.2 million, or 0.2%, from the prior-year period. The net sales increase in the second quarter of 2011 reflects increased sales volumes along with the positive price impact from higher year-over-year plate steel costs. Net sales in the first six months of 2011 were flat compared to the corresponding prior-year period reflecting a modest positive impact from higher year-over-year plate steel costs offset by decreased sales volumes.

Steel Structures segment earnings in the second quarter of 2011 were $4.3 million, down $3.8 million, or 46.7%, from the prior-year period. Segment earnings in the first six months of 2011 were $8.6 million, down $9.4 million, or 52.2%, from the prior-year period. The decrease in year-over-year segment earnings in dollars and as a percentage of sales in both 2011 periods reflects declines in project margins due to project mix and a highly competitive transmission environment.

HVAC Segment

Net sales in the second quarter of 2011 in our HVAC segment were $23.8 million, up $2.8 million, or 13.2%, from the second quarter of 2010. Net sales in the first six months of 2011 in our HVAC segment were $52.5 million, up $5.0 million, or 10.5%, from the prior-year period. The increases in sales for the second quarter and first six months of 2011 over the prior-year periods primarily reflect higher volumes.

HVAC segment earnings in the second quarter of 2011 were $2.5 million, up $0.2 million, or 6.7%, from the second quarter of 2010. Segment earnings in the first six months of 2011 were $7.0 million, up $0.4 million, or 6.4%, from the prior-year period. Lower year-over-year segment earnings as a percentage of sales in both 2011 periods reflect improved mix and manufacturing leverage from increased volume, which were offset by facility consolidation charges. Segment earnings in the second quarter of 2011 and first six months of 2011 reflect pre-tax facility consolidation charges of $0.8 million and $1.5 million, respectively.

Liquidity and Capital Resources

We had cash and cash equivalents of $460.5 million and $455.2 million at June 30, 2011 and December 31, 2010, respectively.

The following table reflects the primary category totals in our Consolidated Statements of Cash Flows:

	Six Months Ended
	June 30,
	2011	2010

(In thousands)
Net cash provided by (used in) operating activities	$(3,356)	$77,453
Net cash provided by (used in) investing activities	(23,360)	(113,191)
Net cash provided by (used in) financing activities	25,321	(53,012)
Effect of exchange-rate changes on cash	6,660	(4,236)

Net increase (decrease) in cash and cash equivalents	$5,265	$(92,986)

Operating Activities

Operating activities in the first six months of 2011 included net earnings of $79.0 million, depreciation and amortization of $42.0 million and share-based compensation expense of $6.8 million, which were offset by a negative net change in working capital (accounts receivable, inventories and accounts payable), as well as accrued liabilities, of $112.2 million. The net working capital change reflects both an intentional build in inventory to maintain service levels as we complete certain in-process facility consolidations as well as a significant advance purchase of plate steel related to a Steel Structures project expected to be delivered in the third quarter of 2011. The net working capital change also reflects an increase in working capital associated with the summer seasonal increase in construction activity. Additionally, operating activities for the first six months of 2011 reflect increased cash income taxes resulting from the tax payment associated with the 2010 divestiture of the communications products business and payment of an assessment from a Canada Revenue Agency audit.

Operating activities in the first six months of 2010 included net earnings of $61.6 million, depreciation and amortization of $39.6 million and share-based compensation expense of $6.5 million. A net change in working capital (accounts receivable, inventories and accounts payable), which negatively impacted cash in the first six months of 2010, was partially offset by higher accrued liabilities and income taxes payable.

Investing Activities

Investing activities in the first six months of 2011 included capital expenditures to support our ongoing business plans totaling $23.3 million. We expect capital expenditures to be in the $60-$65 million range for the full year 2011, which includes a capacity expansion in our Steel Structures segment. Investing activities in the first six months of 2010 included approximately $78 million to acquire PMA (cash portion of the purchase price) and approximately $21 million to acquire JT Packard. During the first six months of 2010, we also had capital expenditures to support our ongoing business plans totaling $13.7 million.

Financing Activities

Financing activities in the first six months of 2011 included 654,078 stock options exercised at a weighted average exercise price of $35.82 per share totaling $23.4 million. Financing activities in the first six months of 2010 included 217,330 stock options exercised at a weighted average exercise price of $20.20 per share totaling $4.4 million, the repurchase of 575,000 common shares for $22.6 million and repayment of approximately $36 million to retire debt assumed as part of the PMA acquisition.

$750 million Credit Facility

Our revolving credit facility has total availability of $750 million and a five-year term expiring in October 2012. All borrowings and other extensions of credit under our revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the revolving credit facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility. At June 30, 2011 and December 31, 2010, $325 million was outstanding under this facility.

We have a $325 million interest rate swap to hedge our exposure to changes in the London Interbank Offered Rate (“LIBOR”) rate on borrowings under this facility. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk”.

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

Outstanding letters of credit, which reduced availability under the credit facility, amounted to $22.3 million at June 30, 2011. The letters of credit relate primarily to third-party insurance claims processing.

Other Credit Facilities

We have a EUR 10 million (approximately US$14.2 million) committed revolving credit facility with a European bank. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default. This facility has an indefinite maturity, and no borrowings were outstanding as of June 30, 2011 and December 31, 2010. Outstanding letters of credit which reduced availability under the European facility amounted to EUR 0.9 million (approximately US$1.2 million) at June 30, 2011.

We have a CAN 30 million (approximately US$30.3 million) committed revolving credit facility with a Canadian bank. This credit facility contains standard covenants similar to those contained in the $750 million credit agreement and standard events of default such as covenant default and cross-default. This facility matures in December 2011, and no borrowings were outstanding as of June 30, 2011 and December 31, 2010.

Other Letters of Credit

As of June 30, 2011, we also had letters of credit in addition to those discussed above that do not reduce availability under our credit facilities. We had $19.2 million of such additional letters of credit that relate primarily to environmental assurances, third-party insurance claims processing, performance bonds, performance guarantees and acquisition obligations.

Compliance and Availability

We are in compliance with all covenants or other requirements set forth in our credit facilities. However, if we fail to be in compliance with the financial or other covenants of our credit agreements, then the credit agreements could be terminated, any outstanding borrowings under the agreements could be accelerated and immediately due, and we could have difficulty obtaining immediate credit availability to repay the accelerated obligations and in obtaining credit facilities in the future. As of June 30, 2011, the aggregate availability of funds under our credit facilities is approximately $446 million, after deducting outstanding letters of credit. Availability is subject to the satisfaction of various covenants and conditions to borrowing.

Credit Ratings

As of June 30, 2011, we had investment grade credit ratings from Standard & Poor’s (BBB rating), Moody’s Investor Service (Baa2 rating) and Fitch Ratings (BBB rating) on our senior unsecured debt. Should these credit ratings drop, repayment under our credit facilities and securities will not be accelerated; however, our credit costs may increase. Similarly, if our credit ratings improve, we could potentially have a decrease in our credit costs. The maturity of any of our debt securities does not accelerate in the event of a credit downgrade.

Debt Securities

Thomas & Betts had the following unsecured debt securities outstanding as of June 30, 2011:

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

Qualified Pension Plans

Contributions to our qualified pension plans during the first six months of 2011 were not significant. We expect required contributions to our qualified pension plans in 2011 to be minimal.

Acquisitions

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

As of June 30, 2011, we have approximately $460 million in cash and cash equivalents and approximately $446 million of aggregate availability under our credit facilities. We renewed our effective universal shelf registration statement with the Securities and Exchange Commission on December 3, 2008, utilizing the well-known seasoned issuer (WKSI) process. The registration permits us to issue common stock, preferred stock and debt securities. The registration is effective for a period of three years from the date of filing. We continue to have cash requirements to, among other things, support working capital and capital expenditure needs, service debt and fund our retirement plans as required. We generally intend to use available cash and internally generated funds to meet these cash requirements and may borrow under existing credit facilities or access the capital markets as needed for liquidity. We believe that we have sufficient liquidity to satisfy both short-term and long-term requirements.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements.

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

For the period ended June 30, 2011, the Corporation has not experienced any material changes since December 31, 2010 in market risk that affect the quantitative and qualitative disclosures presented in our 2010 Annual Report on Form 10-K.

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

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table reflects activity related to equity securities purchased by the Corporation during the quarter ended June 30, 2011:

Issuer Purchases of Equity Securities

			Total Number	Maximum
			of Common	Number
			Shares	of Common
	Total	Average	Purchased	Shares that
	Number of	Price Paid	as Part of	May Yet Be
	Common	per	Publicly	Purchased
	Shares	Common	Announced	Under
Period	Purchased	Share	Plans	the Plans

September 2010 Plan (3,000,000 common shares authorized)
Total for the quarter ended June 30, 2011	—	$—	—	2,500,000

Item 6.	Exhibits

The Exhibit Index that follows the signature page of this Report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Thomas & Betts Corporation
(Registrant)

By:	/s/ William E. Weaver, Jr.
William E. Weaver, Jr.
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: July 29, 2011

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	First Amendment to the Termination Protection Agreement for Charles L. Treadway (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated May 3, 2011 and incorporated herein by reference)
12	Statement re Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of Principal Financial Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. § 1350 and not filed as part of the Report or as a separate disclosure document
32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. §1350 and not filed as part of the Report or as a separate disclosure document
101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Operations for the Quarter and Six Months Ended June 30, 2011 and 2010, (ii) the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (iii) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and (iv) the Notes to Consolidated Financial Statements

*	Pursuant to Rule 406T of Regulation S-T, the interactive data included in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections