Form 10-Q
period 2011-09-30
THOMAS & BETTS CORP
filed 2011-10-28
CIK 97854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding Shares
Title of Each Class	at October 24, 2011

Common Stock, $.10 par value	52,049,867

Thomas & Betts Corporation and Subsidiaries

		Page

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements — Unaudited:	3
	Consolidated Statements of Operations for the Quarter and Nine Months Ended September 30, 2011 and 2010	3
	Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	4
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	5
	Notes to Consolidated Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	33
ITEM 4.	Controls and Procedures	33

PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	34
ITEM 1A.	Risk Factors	34
ITEM 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers	34
ITEM 6.	Exhibits	34
SIGNATURE		35
EXHIBIT INDEX		36
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

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales	$604,426	$518,233	$1,693,903	$1,471,842
Cost of sales	412,927	352,096	1,168,878	1,013,310

Gross profit	191,499	166,137	525,025	458,532
Selling, general and administrative	110,389	97,470	313,656	289,880

Earnings from operations	81,110	68,667	211,369	168,652
Interest expense, net	(8,476)	(9,042)	(24,200)	(26,315)
Other (expense) income, net	1,387	(975)	(315)	90

Earnings from continuing operations before income taxes	74,021	58,650	186,854	142,427
Income tax provision	19,688	16,056	53,538	41,324

Net earnings from continuing operations	54,333	42,594	133,316	101,103
Earnings from discontinued operations, net	—	1,510	—	4,554

Net earnings	$54,333	$44,104	$133,316	$105,657

Basic earnings per share:
Continuing operations	$1.05	$0.83	$2.58	$1.95
Discontinued operations	—	0.02	—	0.09

Net earnings	$1.05	$0.85	$2.58	$2.04

Diluted earnings per share:
Continuing operations	$1.03	$0.81	$2.51	$1.91
Discontinued operations	—	0.03	—	0.09

Net earnings	$1.03	$0.84	$2.51	$2.00

Average shares outstanding:
Basic	51,900	51,602	51,772	51,863
Diluted	52,990	52,641	53,108	52,912

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Balance Sheets
 (In thousands)
(Unaudited)

	September 30,	December 31,
	2011	2010

ASSETS
Current Assets
Cash and cash equivalents	$465,449	$455,198
Receivables, net	303,962	230,203
Inventories	276,158	220,250
Deferred income taxes	31,669	32,745
Other current assets	23,475	18,699

Total Current Assets	1,100,713	957,095

Property, plant and equipment, net	298,149	305,796
Goodwill	975,536	967,889
Other intangible assets, net	335,466	340,544
Other assets	49,252	61,069

Total Assets	$2,759,116	$2,632,393

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$335	$322
Accounts payable	181,411	190,839
Accrued liabilities	137,236	126,241
Income taxes payable	14,954	26,263

Total Current Liabilities	333,936	343,665

Long-Term Liabilities
Long-term debt, net of current maturities	574,489	574,090
Long-term benefit plan liabilities	134,930	141,998
Deferred income taxes	43,165	41,405
Other long-term liabilities	51,950	64,453
Contingencies (Note 15)
Shareholders’ Equity
Common stock	5,140	5,095
Additional paid-in capital	48,378	34,384
Retained earnings	1,654,161	1,520,845
Accumulated other comprehensive income (loss)	(87,033)	(93,542)

Total Shareholders’ Equity	1,620,646	1,466,782

Total Liabilities and Shareholders’ Equity	$2,759,116	$2,632,393

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010

Cash Flows from Operating Activities:
Net earnings	$133,316	$105,657
Adjustments:
Depreciation and amortization	63,386	60,031
Share-based compensation expense	9,227	8,730
Deferred income taxes	6,693	(6,491)
Incremental tax benefits from share-based payment arrangements	(2,460)	(942)
Changes in operating assets and liabilities, net:
Receivables	(65,693)	(56,707)
Inventories	(50,608)	(26,463)
Accounts payable	(14,286)	12,258
Accrued liabilities	8,955	18,724
Income taxes payable	(11,624)	21,885
Other	(5,522)	8,238

Net cash provided by (used in) operating activities	71,384	144,920

Cash Flows from Investing Activities:
Purchases of businesses, net of cash acquired	(29,184)	(98,910)
Purchases of property, plant and equipment	(30,784)	(22,253)
Other	2,067	37

Net cash provided by (used in) investing activities	(57,901)	(121,126)

Cash Flows from Financing Activities:
Stock options exercised	23,909	5,162
Repurchase of common shares	(21,155)	(42,853)
Debt issuance costs	(2,231)	—
Repayment of debt and other borrowings	(304)	(36,092)
Incremental tax benefits from share-based payment arrangements	2,460	942

Net cash provided by (used in) financing activities	2,679	(72,841)

Effect of exchange-rate changes on cash and cash equivalents	(5,911)	5,655

Net increase (decrease) in cash and cash equivalents	10,251	(43,392)
Cash and cash equivalents, beginning of period	455,198	478,613

Cash and cash equivalents, end of period	$465,449	$435,221

Cash payments for interest	$21,482	$23,769
Cash payments for income taxes	$63,768	$27,031

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the Corporation’s audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

2.	Basic and Diluted Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

(In thousands, except per share data)
Net earnings from continuing operations	$54,333	$42,594	$133,316	$101,103
Earnings from discontinued operations, net	—	1,510	—	4,554

Net earnings	$54,333	$44,104	$133,316	$105,657

Basic shares:
Average shares outstanding	51,900	51,602	51,772	51,863

Basic earnings per share:
Continuing operations	$1.05	$0.83	$2.58	$1.95
Discontinued operations	—	0.02	—	0.09

Net earnings	$1.05	$0.85	$2.58	$2.04

Diluted shares:
Average shares outstanding	51,900	51,602	51,772	51,863
Additional shares on the potential dilution from stock options, nonvested restricted stock and performance units	1,090	1,039	1,336	1,049

	52,990	52,641	53,108	52,912

Diluted earnings per share:
Continuing operations	$1.03	$0.81	$2.51	$1.91
Discontinued operations	—	0.03	—	0.09

Net earnings	$1.03	$0.84	$2.51	$2.00

The Corporation had stock options that were out-of-the-money which were excluded because of their anti-dilutive effect. Such out-of-the money stock options were associated with 0.7 million shares of common stock for the third quarter of 2011 and 1.8 million shares of common stock for the third quarter of 2010. Out-of-the money stock options were associated with 0.3 million shares of common stock for the first nine months of 2011 and 1.8 million shares of common stock for the first nine months of 2010.

3.	Acquisitions & Divestitures

2011 Acquisition

In July 2011, the Corporation acquired the AmbiRad Group (“AmbiRad”), a leading manufacturer of specialized commercial and industrial heating and ventilation products, which are sold throughout Europe and exported to other global markets, for approximately $30 million. The purchase price allocation resulted in goodwill of approximately $7 million and other intangible assets of approximately $19 million, all of which was assigned to the Corporation’s HVAC segment. The results of these operations have been included in the consolidated financial statements of the Corporation since the acquisition date.

2010 Acquisitions

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

During 2010, the Corporation divested of its non-strategic communications products business. The operations associated with this business have been reflected as discontinued operations in the Corporation’s consolidated statements of operations. Discontinued operations in the third quarter of 2010 reflected net sales of approximately $15 million, earnings before income taxes of $2.3 million and net earnings of $1.5 million from the divested communications product business. Discontinued operations in the first nine months of 2010 reflected net sales of approximately $45 million, earnings before income taxes of $6.9 million and net earnings of $4.6 million from the divested communications product business.

4.	Inventories

The Corporation’s inventories at September 30, 2011 and December 31, 2010 were:

	September 30,	December 31,
	2011	2010

(In thousands)
Finished goods	$121,335	$106,998
Work-in-process	33,310	23,636
Raw materials	121,513	89,616

Total inventories	$276,158	$220,250

5.	Property, Plant and Equipment

The Corporation’s property, plant and equipment at September 30, 2011 and December 31, 2010 were:

	September 30,	December 31,
	2011	2010

(In thousands)
Land	$33,068	$32,775
Building	204,809	201,866
Machinery and equipment	677,112	663,642
Construction-in-progress	14,953	12,412

Gross property, plant and equipment	929,942	910,695
Less: Accumulated depreciation	631,793	604,899

Net property, plant and equipment	$298,149	$305,796

6.	Goodwill and Other Intangible Assets

The following table reflects activity for goodwill by segment during the third quarter of 2011:

	Quarter Ended September 30, 2011
			Other —
	Balance at		Primarily	Balance at
	Beginning of		Currency	End of
	Period	Additions	Translation	Period

(In thousands)
Electrical	$911,263	$—	$(8,376)	$902,887
Steel Structures	64,759	—	—	64,759
HVAC	702	7,434	(246)	7,890

	$976,724	$7,434	$ (8,622)	$975,536

The following table reflects activity for goodwill by segment during the first nine months of 2011:

	Nine Months Ended September 30, 2011
			Other —
	Balance at		Primarily	Balance at
	Beginning of		Currency	End of
	Period	Additions	Translation	Period

(In thousands)
Electrical	$902,478	$—	$409	$902,887
Steel Structures	64,759	—	—	64,759
HVAC	652	7,434	(196)	7,890

	$967,889	$7,434	$213	$975,536

The following table reflects activity for other intangible assets during the third quarter of 2011:

	Quarter Ended September 30, 2011
				Other —
	Balance at			Primarily	Balance at
	Beginning of		Amortization	Currency	End of
	Period	Additions	Expense	Translation	Period

(In thousands)
Intangible assets subject to amortization	$333,834	$12,208	$—	$(4,164)	$341,878
Accumulated amortization	(108,727)	—	(9,131)	694	(117,164)

	225,107	12,208	(9,131)	(3,470)	224,714
Other intangible assets not subject to amortization	105,400	6,603	—	(1,251)	110,752

Total	$330,507	$18,811	$(9,131)	$(4,721)	$335,466

The following table reflects activity for other intangible assets during the first nine months of 2011:

	Nine Months Ended September 30, 2011
				Other —
	Balance at			Primarily	Balance at
	Beginning of		Amortization	Currency	End of
	Period	Additions	Expense	Translation	Period

(In thousands)
Intangible assets subject to amortization	$328,177	$12,208	$—	$1,493	$341,878
Accumulated amortization	(91,370)	—	(25,983)	189	(117,164)

	236,807	12,208	(25,983)	1,682	224,714
Other intangible assets not subject to amortization	103,737	6,603	—	412	110,752

Total	$340,544	$18,811	$(25,983)	$2,094	$335,466

7.	Income Taxes

The Corporation’s income tax provision for the third quarter of 2011 was $19.7 million, or an effective rate of 26.6% of pre-tax income, compared to an income tax provision in the third quarter of 2010 of $16.1 million, or an effective rate of 27.4% of pre-tax income. The Corporation’s income tax provision for the nine months ended September 30, 2011 was $53.5 million, or an effective rate of 28.7% of pre-tax income, compared to an income tax provision for the nine months ended September 30, 2010 of $41.3 million, or an effective rate of 29.0% of pre-tax income. The decrease in the effective tax rate for the third quarter and first nine months of 2011 primarily reflects the impact of shifts in the estimated global distribution of our current year annual pre-tax earnings. The effective tax rate for the third quarter and first nine months of 2010 reflects the favorable impact of the release of a $1.5 million tax reserve associated with an outstanding tax issue. The effective tax rate for each period also reflects benefits from the Puerto Rican manufacturing operations, which have a significantly lower effective tax rate than the Corporation’s blended statutory tax rate in other jurisdictions.

During the first quarter of 2011, the Corporation concluded a Canada Revenue Agency audit of the Corporation’s Canadian income tax returns for the tax years 2005 — 2009, resulting in an assessment of approximately $8 million, including interest. Substantially all of this assessment was paid during the second quarter of 2011. The Canadian tax assessment is offset by an expected recovery of U.S. federal and state income taxes of approximately $7 million, resulting from the Corporation’s petition for tax relief under the competent authority administrative process.

The Corporation had deferred tax liabilities in excess of its deferred tax assets totaling $5.6 million as of September 30, 2011 and net deferred tax assets totaling $12.4 million as of December 31, 2010. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income. Management believes that it is more-likely-than-not that future taxable income, based on tax laws in effect as of September 30, 2011, will be sufficient to realize the recorded deferred tax assets, net of any valuation allowance.

8.	Comprehensive Income

Total comprehensive income and its components are as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

(In thousands)
Net earnings	$54,333	$44,104	$133,316	$105,657
Net unrealized gains (losses) on cash flow hedge, net of tax	2,330	1,100	6,302	1,829
Foreign currency translation adjustments	(31,836)	34,027	(3,731)	4,433
Amortization of net prior service costs and net actuarial losses, net of tax	1,268	2,104	3,938	6,766

Comprehensive income	$26,095	$81,335	$139,825	$118,685

9.	Fair Value of Financial Instruments

The Corporation’s financial instruments include cash and cash equivalents, restricted cash, marketable securities, short-term receivables and payables, and debt. Financial instruments also include an interest rate swap agreement, which is discussed further in Note 11 below. The carrying amounts of the Corporation’s financial instruments generally approximated their fair values at September 30, 2011 and December 31, 2010, except that, based on the borrowing rates available to the Corporation under current market conditions, the fair value of long-term debt (including current maturities) was approximately $622 million at September 30, 2011 and $588 million at December 31, 2010.

10.	Debt

The Corporation’s long-term debt at September 30, 2011 and December 31, 2010 was:

	September 30,	December 31,
	2011	2010

(In thousands)
Senior credit facility due August 2016(a)	$—	$—
Senior credit facility due October 2012(a)	325,000	325,000
Unsecured 5.625% Senior Notes due 2021(b)	248,505	248,301
Other, including capital leases	1,319	1,111

Long-term debt (including current maturities)	574,824	574,412
Less current maturities	335	322

Long-term debt, net of current maturities	$574,489	$574,090

(a)	Interest is paid monthly.

(b)	Interest is paid semi-annually.

As of September 30, 2011 and December 31, 2010, the Corporation had outstanding $250 million of 5.625% Senior Notes due 2021. The indentures underlying the unsecured notes contain standard covenants such as restrictions on mergers, liens on certain property, sale-leaseback of certain property and funded debt for certain subsidiaries. The indentures also include standard events of default such as covenant default and cross-acceleration.

During the third quarter of 2011, the Corporation entered into a new $500 million unsecured, senior credit facility (“new revolving credit facility”) with a five year term expiring in August 2016. At September 30, 2011, no borrowings were outstanding under this facility. Under the new revolving credit facility agreement, the Corporation will select an interest rate at the time of its initial draw reflecting LIBOR plus a margin based on the Corporation’s credit rating or the highest rate based on several other benchmark rates, including: (i) JPMorgan Chase Bank’s New York Prime rate, (ii) the federal funds effective rate, or (iii) an adjusted LIBOR rate.

All borrowings and other extensions of credit under the Corporation’s new revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility agreement. The Corporation pays an annual commitment fee to maintain the facility of 20 basis points.

Fees to access the facility and letters of credit are based on a pricing grid related to the Corporation’s debt ratings with Moody’s, S&P, and Fitch during the term of the facility.

The Corporation’s new revolving credit facility requires that it maintain:

•	a maximum leverage ratio of 3.75 to 1.00; and

•	a minimum interest coverage ratio of 3.00 to 1.00.

The new revolving credit facility also contains customary covenants that could restrict the Corporation’s ability to: incur additional indebtedness; grant liens; make investments, loans, or guarantees; declare dividends; or repurchase company stock.

Outstanding letters of credit, which reduced availability under the new revolving credit facility, amounted to $4.7 million at September 30, 2011. The letters of credit relate primarily to environmental assurances.

Concurrent to entering into the new revolving credit facility, the Corporation amended its existing unsecured, senior credit facility (“existing revolving credit facility”) to reduce the total availability under this facility from $750 million to the $325 million of debt outstanding plus open letters of credit outstanding under the facility at the time of the amendment. Letters of credit under this facility at September 30, 2011 amounted to $17.6 million. The letters of credit relate primarily to third-party insurance claims processing. As borrowings and letters of credit under the facility are reduced, the amount of the facility will decrease.

The amendment to the existing revolving credit facility conformed all covenants and obligations to those found in the new revolving credit facility, except those related to interest on borrowings and fees, which remain unchanged. At September 30, 2011 and December 31, 2010, $325 million was outstanding under this facility. The existing revolving credit facility has a five-year term expiring October 2012.

The Corporation has a EUR 10 million (approximately US$13.6 million) committed revolving credit facility with a European bank. The Corporation pays an annual commitment fee of 20 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants and events of default such as covenant default and cross-default. This facility has an indefinite maturity, and no borrowings were outstanding as of September 30, 2011 and December 31, 2010. Outstanding letters of credit which reduced availability under the European facility amounted to EUR 0.9 million (approximately US$1.2 million) at September 30, 2011.

The Corporation has a CAN 30 million (approximately US$29.4 million) committed revolving credit facility with a Canadian bank. The Corporation pays an annual commitment fee of 12.5 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants and events of default such as covenant default and cross-default. This facility matures in December 2011, and no borrowings were outstanding as of September 30, 2011 and December 31, 2010.

As of September 30, 2011, the Corporation’s aggregate availability of funds under its credit facilities is approximately $537 million, after deducting outstanding letters of credit.

As of September 30, 2011, the Corporation also had letters of credit in addition to those discussed above that do not reduce availability under the Corporation’s credit facilities. The Corporation had approximately $19 million of such additional letters of credit that relate primarily to environmental assurances, third-party insurance claims processing, performance bonds, performance guarantees and acquisition obligations.

11.	Derivative Instruments

The Corporation is exposed to market risk from changes in interest rates, foreign exchange rates and raw material prices, among others. At times, the Corporation may enter into various derivative instruments to manage certain of those risks. The Corporation does not enter into derivative instruments for speculative or trading purposes.

Interest Rate Swap Agreement

During 2007, the Corporation entered into a forward-starting amortizing interest rate swap for a notional amount of $390 million. The notional amount reduced to $325 million in December 2010, and reduces to $200 million in December 2011 and $0 in October 2012. The interest rate swap hedges the Corporation’s exposure to changes in interest rates on $325 million of borrowings under its existing revolving credit facility. The Corporation has designated the receive variable/pay fixed interest rate swap as a cash flow hedge for accounting purposes. Under the interest rate swap, the Corporation receives one-month London Interbank Offered Rate (“LIBOR”) and pays an underlying fixed rate of 4.86%. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the applicable periods during which the hedged transaction affects earnings. Gains or losses on the derivative representing hedge ineffectiveness are recognized in current period earnings.

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

The Corporation’s interest rate swap was reflected in the Corporation’s consolidated balance sheet in other long-term liabilities at its fair value of $11.0 million as of September 30, 2011 and $21.3 million as of December 31, 2010. This swap is measured at fair value at the end of each reporting period. The Corporation’s fair value estimate was determined using significant unobservable inputs and assumptions (Level 3) and, in addition, the liability valuation reflects the Corporation’s credit standing. The valuation technique utilized by the Corporation to calculate the swap fair value is the income approach. Using inputs for current market expectations of LIBOR rates, Eurodollar futures prices, treasury yields and interest rate swap spreads, this approach compares the present value of a constructed zero coupon yield curve and the present value of an extrapolated forecast of future interest rates. This determined value is then reduced by a credit valuation adjustment that takes into effect the current credit risk of the interest rate swap counterparty or the Corporation, as applicable.

The Corporation’s balance of accumulated other comprehensive income has been reduced by $6.8 million, net of tax of $4.2 million, as of September 30, 2011 and $13.1 million, net of tax of $8.0 million, as of December 31, 2010 to reflect the above interest rate swap liability.

The following is a reconciliation associated with the interest rate swap of the fair value activity using Level 3 inputs during the third quarter and first nine months of 2011 and 2010:

	Quarter Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

(In millions)
Asset (liability) at beginning of period	$(14.8)	$(27.5)	$(21.3)	$(28.7)
Total realized/unrealized gains or losses:
Included in earnings	(3.8)	(4.6)	(11.4)	(13.6)
Increase (decrease) in fair value included in comprehensive income	3.7	1.9	10.2	3.0
Settlements	3.9	4.5	11.5	13.6

Asset (liability) at end of period	$(11.0)	$(25.7)	$(11.0)	$(25.7)

The ineffective portion of the swap reflected in interest expense, net during the third quarter and the first nine months of 2011 and 2010 was immaterial.

Forward Foreign Exchange Contracts

The Corporation had no outstanding forward sale or purchase contracts as of September 30, 2011 or December 31, 2010. The Corporation is exposed to the effects of changes in exchange rates primarily from the Canadian dollar and European currencies. From time to time, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of foreign currencies to mitigate this risk.

Commodities Futures Contracts

The Corporation had no outstanding commodities futures contracts as of September 30, 2011 or December 31, 2010. The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, copper, zinc, resins and rubber compounds. At times, some of the risk associated with usage of aluminum, copper and zinc has been mitigated through the use of futures contracts that mitigate the price exposure to these commodities.

12.	Share-Based Payment Arrangements

Share-based compensation expense, net of tax, of $1.5 million and $1.4 million was charged against income during the third quarter of 2011 and 2010, respectively. Share-based compensation expense, net of tax, of $5.7 million and $5.4 million was charged against income during the first nine months of 2011 and 2010, respectively.

During the third quarter of 2011, the Corporation had 18,179 stock options exercised at a weighted average exercise price of $26.14 per share and had 4,269 stock options forfeited or expired. During the first nine months of 2011, the Corporation had 672,257 stock options exercised at a weighted average exercise price of $35.55 per share and had 18,750 stock options forfeited or expired. During the first nine months of 2011, the Corporation granted 4,367 nonvested shares (restricted stock) with a weighted average grant date fair value of $52.66 per share.

Compensation expense, net of tax, of $0.3 million was charged to selling, general and administrative expense as of the grant date for stock awards under the Corporation’s Non-Employee Directors Equity Compensation Plan during the first nine months of both 2011 and 2010. The Corporation granted non-employee members of the Board of Directors a total of 8,082 shares of common stock with a weighted average grant date fair value of $55.66 during the first nine months of 2011.

13.	Pension and Other Postretirement Benefits

Net periodic cost for the Corporation’s pension and other postretirement benefits included the following components:

	Quarter Ended
			Other
			Postretirement
	Pension Benefits		Benefits
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

(In thousands)
Service cost	$1,006	$2,768	$1	$2
Interest cost	7,313	7,315	197	229
Expected return on plan assets	(8,541)	(8,298)	—	—
Plan net loss (gain)	1,599	3,094	27	(31)
Prior service cost (gain)	227	283	(63)	(63)
Transition obligation (asset)	(5)	(4)	192	192
Net curtailment/settlement loss (gain)	(165)	—	—	—

Net periodic benefit cost	$1,434	$5,158	$354	$329

	Nine Months Ended
			Other
			Postretirement
	Pension Benefits		Benefits
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

(In thousands)
Service cost	$3,072	$8,045	$4	$4
Interest cost	22,015	21,745	593	688
Expected return on plan assets	(25,692)	(24,692)	—	—
Plan net loss (gain)	4,810	9,248	81	(93)
Prior service cost (gain)	685	847	(189)	(189)
Transition obligation (asset)	(15)	(12)	575	575
Net curtailment/settlement loss (gain)	830	1,213	—	—

Net periodic benefit cost	$5,705	$16,394	$1,064	$985

Contributions to our qualified pension plans during the nine months ended September 30, 2011 and 2010 were not significant. We expect required contributions to our qualified pension plans during the remainder of 2011 to be minimal.

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

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

(In thousands)
Net Sales
Electrical	$500,693	$439,172	$1,427,992	$1,235,759
Steel Structures	66,893	57,232	176,604	166,753
HVAC	36,840	21,829	89,307	69,330

Total	$604,426	$518,233	$1,693,903	$1,471,842

Segment Earnings
Electrical	$105,165	$89,588	$285,281	$237,786
Steel Structures	10,497	11,092	19,078	29,027
HVAC	3,024	2,868	10,047	9,466

Segment earnings	118,686	103,548	314,406	276,279
Corporate expense	(13,709)	(12,615)	(30,424)	(40,205)
Depreciation and amortization expense	(21,426)	(20,054)	(63,386)	(58,775)
Share-based compensation expense	(2,441)	(2,212)	(9,227)	(8,647)
Interest expense, net	(8,476)	(9,042)	(24,200)	(26,315)
Other (expense) income, net	1,387	(975)	(315)	90

Earnings before income taxes	$74,021	$58,650	$186,854	$142,427

15.	Contingencies

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

The following table provides the changes in the Corporation’s accruals for estimated product warranties:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

(In thousands)
Balance at beginning of period	$3,107	$2,798	$2,574	$3,064
Acquired liabilities for warranties	609	—	609	—
Liabilities accrued for warranties issued during the period	853	404	2,444	1,141
Warranty claims paid during the period	(1,595)	(453)	(2,577)	(1,471)
Changes in liability for pre-existing warranties during the period, including expirations	14	10	(62)	25

Balance at end of period	$2,988	$2,759	$2,988	$2,759

The Corporation also continues to monitor events that are subject to guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees and indemnifications at fair value when those losses are estimable.

16.	Share Repurchase Plan

In September 2010, the Corporation’s Board of Directors approved a share repurchase plan that authorized the Corporation to buy up to 3,000,000 of its common shares. To-date through September 30, 2011, the Corporation repurchased, with available cash resources, 1,000,000 common shares through open-market transactions under this plan. During the third quarter and first nine months of 2011, the Corporation repurchased, with available cash resources, 500,000 common shares through open-market transactions under this plan. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires in December 2012.

17.	Recently Issued Accounting Standards

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

intangibles, are recorded at fair value. The purchase price allocation requires subjective judgments concerning estimates of the fair value of the acquired assets and liabilities. Goodwill consists principally of the excess of cost over the fair value of net assets acquired in business combinations and is not amortized. For each amortizable intangible asset, we use a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed. If that pattern cannot be reliably determined, the straight-line amortization method is used. We perform an annual impairment test of goodwill and indefinite-lived intangible assets. We perform our annual impairment assessment as of the beginning of the fourth quarter of each year, unless circumstances dictate more frequent interim assessments. In evaluating when an interim assessment of goodwill is necessary, we consider, among other things, the trading level of our common stock, changes in expected future cash flows and mergers and acquisitions involving companies in our industry. In evaluating when an interim assessment of indefinite-lived intangible assets is necessary, we review for significant events or significant changes in circumstances. Our evaluation process did not result in an interim assessment of goodwill or long-lived intangible assets for recoverability for the quarter ended September 30, 2011.

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

•	Pension and Other Postretirement Benefit Plan Actuarial Assumptions: We recognize the overfunded or underfunded status of benefit plans in our consolidated balance sheets. For purposes of calculating pension and postretirement medical benefit obligations and related costs, we use certain actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement. We evaluate these assumptions annually. Other assumptions include employee demographic factors (retirement patterns, mortality and turnover), rate of compensation increase and the healthcare cost trend rate. See additional information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Qualified Pension Plans.

•	Income Taxes: We use the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and requires an evaluation of asset realizability based on a more-likely-than-not criteria. We have valuation allowances for deferred tax assets primarily associated with foreign net operating loss carryforwards and foreign income tax credit carryforwards. Realization of the deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We believe that it is more-likely-than-not that future taxable income, based on enacted tax laws in effect as of September 30, 2011, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances.

•	Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that those costs will be incurred and can be reasonably estimated based on evaluations of currently available facts related to each site. The operation of manufacturing plants involves a high level of susceptibility in these areas, and requires subjective judgments by management in assessing environmental or occupational health and safety liabilities.

Summary of Consolidated Results

	Quarter Ended September 30,
	2011		2010
		% of Net		% of Net
	In Thousands	Sales	In Thousands	Sales

Net sales	$604,426	100.0	$518,233	100.0
Cost of sales	412,927	68.3	352,096	67.9

Gross profit	191,499	31.7	166,137	32.1
Selling, general and administrative	110,389	18.3	97,470	18.8

Earnings from operations	81,110	13.4	68,667	13.3
Interest expense, net	(8,476)	(1.4)	(9,042)	(1.8)
Other (expense) income, net	1,387	0.2	(975)	(0.2)

Earnings from continuing operations before income taxes	74,021	12.2	58,650	11.3
Income tax provision	19,688	3.2	16,056	3.1

Net earnings from continuing operations	54,333	9.0	42,594	8.2
Earnings from discontinued operations, net	—	—	1,510	0.3

Net earnings	$54,333	9.0	$44,104	8.5

Basic earnings per share:
Continuing operations	$1.05		$0.83
Discontinued operations	—		0.02

Net earnings	$1.05		$0.85

Diluted earnings per share:
Continuing operations	$1.03		$0.81
Discontinued operations	—		0.03

Net earnings	$1.03		$0.84

	Nine Months Ended September 30,
	2011		2010
		% of Net		% of Net
	In Thousands	Sales	In Thousands	Sales

Net sales	$1,693,903	100.0	$1,471,842	100.0
Cost of sales	1,168,878	69.0	1,013,310	68.8

Gross profit	525,025	31.0	458,532	31.2
Selling, general and administrative	313,656	18.5	289,880	19.7

Earnings from operations	211,369	12.5	168,652	11.5
Interest expense, net	(24,200)	(1.5)	(26,315)	(1.8)
Other (expense) income, net	(315)	—	90	—

Earnings from continuing operations before income taxes	186,854	11.0	142,427	9.7
Income tax provision	53,538	3.1	41,324	2.8

Net earnings from continuing operations	133,316	7.9	101,103	6.9
Earnings from discontinued operations, net	—	—	4,554	0.3

Net earnings	$133,316	7.9	$105,657	7.2

Basic earnings per share:
Continuing operations	$2.58		$1.95
Discontinued operations	—		0.09

Net earnings	$2.58		$2.04

Diluted earnings per share:
Continuing operations	$2.51		$1.91
Discontinued operations	—		0.09

Net earnings	$2.51		$2.00

2011 Compared with 2010

Overview

Net sales in the third quarter and the first nine months of 2011 increased from the prior-year periods primarily reflecting higher organic sales volumes in our Electrical segment, the positive impact of the 2011 acquisition of AmbiRad (July 2011), the 2010 acquisitions of JT Packard (January 2010), PMA AG (“PMA”) (April 2010) and Cable Management Group, Ltd. (“CMG”) (October 2010), the positive impact of current year price increases and a weaker U.S. dollar.

Earnings from operations, both in dollars and as a percentage of sales, increased from the respective prior-year periods. These improvements reflect the impact of increased organic sales volumes, a favorable shift in product mix in our Electrical segment, improved manufacturing leverage from increased production volumes, especially in our Electrical segment, and the impact of acquisitions, which were partially offset by lower segment earnings in our Steel Structures segment. The first nine months of 2011 included a benefit from legal settlements, in addition to charges related to facility consolidations. The first nine months of 2010 included a charge for environmental remediation and facility consolidation charges.

Net earnings in the third quarter of 2011 were $54.3 million ($1.03 per diluted share) compared to net earnings of $44.1 million ($0.84 per diluted share) in the third quarter of 2010. The third quarter of 2010 included the favorable impact of the release of a $1.5 million ($0.03 per diluted share) tax reserve.

Net earnings in the first nine months of 2011 were $133.3 million ($2.51 per diluted share) compared to net earnings of $105.7 million ($2.00 per diluted share) in the prior-year period. Net earnings in the first nine months of 2011 included net after-tax facility consolidation charges in the first and second quarter of $2.3 million ($0.04 per diluted share) and $2.0 million ($0.04 per diluted share), respectively, and a net after-tax benefit from legal settlements in the second quarter of $3.0 million ($0.06 per diluted share). Net earnings in the first nine months of 2010 included net after-tax facility consolidation charges in the first quarter of $2.1 million ($0.04 per diluted share) and a net after-tax environmental remediation charge in the second quarter of $3.3 million ($0.06 per diluted share) in addition to the third quarter release of a tax reserve.

Net earnings in the third quarter and first nine months of 2010 also reflect $1.5 million ($0.03 per diluted share) and $4.6 million ($0.09 per diluted share) of earnings from discontinued operations, respectively.

Net Sales and Gross Profit

Net sales in the third quarter of 2011 were $604.4 million, up 16.6%, from the prior-year period. For the first nine months of 2011, net sales were $1.7 billion, up 15.1% from the prior-year period. Higher organic sales volumes in our Electrical segment positively impacted year-over-year sales in both 2011 periods. The third quarter and first nine months sales increase from the prior-year periods attributable to the 2011 and 2010 acquisitions was approximately $23 million and $66 million, respectively. A weaker U.S. dollar positively impacted sales by approximately $18 million and $41 million in the third quarter and first nine months of 2011, respectively, when compared to the prior-year periods. Price had a positive impact on year-over-year consolidated sales for the third quarter and first nine months of 2011 primarily in our Electrical and Steel Structures segments.

Gross profit in the third quarter of 2011 was $191.5 million, or 31.7% of net sales, compared to $166.1 million or 32.1% of net sales, in the third quarter of 2010. Gross profit in the first nine months of 2011 was $525.0 million, or 31.0% of net sales, compared to $458.5 million, or 31.2% of net sales, in the first nine months of 2010. The year-over-year decreases in gross profit as a percentage of sales for both periods reflects increased facility consolidation charges and lower earnings in our Steel Structures segment due to project mix and a more competitive pricing environment. Gross profit as a percentage of sales in the third quarter of 2011 also reflects the impact from acquisition accounting adjustments related to the AmbiRad acquisition. Gross profit in both 2011 periods benefited from the positive impact from acquisitions, actions taken to manage costs and improved manufacturing leverage from increased production volumes. Gross profit in the first nine months of 2011 and 2010 included pre-tax charges for facility consolidations of $5.1 million (first and second quarter) and $3.2 million (first quarter), respectively.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense in the third quarter of 2011 was $110.4 million, or 18.3% of net sales, compared to $97.5 million, or 18.8% of net sales, in the prior-year period. SG&A expense as a percentage of sales in the third quarter of 2011 reflects the leverage impact of incremental sales volumes on our fixed cost base. SG&A expense for the third quarter of 2011 also reflects increased corporate costs associated with a revision of an estimate for a legacy environmental remediation site.

SG&A expense in the first nine months of 2011 was $313.7 million, or 18.5% of net sales, compared to $289.9 million, or 19.7% of net sales, in the prior-year period. SG&A expense as a percentage of sales in the first nine months of 2011 reflects the leverage impact of incremental sales volumes on our fixed cost base. In addition to the increase in corporate costs in the third quarter of 2011 noted above, SG&A expense in the first nine months of 2011 included a pre-tax benefit in the second quarter of $4.8 million from legal settlements and pre-tax charges in the first and second quarters of $1.2 million for facility consolidations. SG&A expense in the first nine months of 2010 included second quarter pre-tax charges of $5.3 million for environmental remediation.

Interest Expense, Net

Interest expense, net was $8.5 million for the third quarter of 2011 and $24.2 million for the first nine months of 2011 compared to $9.0 million and $26.3 million in the corresponding prior-year periods. The decreases in both periods reflect lower average debt levels in the current year periods in addition to increased interest income associated with higher cash balances in the current year. Interest income included in interest expense, net was $0.7 million for the third quarter of 2011 and $0.5 million for the prior-year period. Interest income included in interest expense, net was $2.1 million for the first nine months of 2011 and $1.8 million for the prior-year period.

Income Taxes

The effective tax rate from continuing operations in the third quarter of 2011 was 26.6% compared to 27.4% in the third quarter of 2010. The effective tax rate from continuing operations for the first nine months of 2011 was 28.7% compared to 29.0% in the first nine months of 2010. The decrease in the effective tax rate for the third quarter and first nine months of 2011 primarily reflects the impact of shifts in the estimated global distribution of our current year annual pre-tax earnings. The effective rate for both periods also reflects benefits from our Puerto Rican manufacturing operations.

Net Earnings

Net earnings in the third quarter of 2011 were $54.3 million, or $1.03 per diluted share, compared to net earnings of $44.1 million, or $0.84 per diluted share, in the third quarter of 2010. Net earnings in the third quarter of 2010 included the favorable impact of the release of a $1.5 million ($0.03 per diluted share) tax reserve.

Net earnings in the first nine months of 2011 were $133.3 million, or $2.51 per diluted share, compared to net earnings of $105.7 million, or $2.00 per diluted share, in the first nine months of 2010. Net earnings in the first nine months of 2011 included first and second quarter net after-tax facility consolidation charges of $2.3 million ($0.04 per diluted share) and $2.0 million ($0.04 per diluted share), respectively, and a net after-tax benefit from legal settlements in the second quarter of $3.0 million ($0.06 per diluted share). Net earnings in the first nine months of 2010 included net after-tax facility consolidation charges in the first quarter of $2.1 million ($0.04 per diluted share) and a net after-tax environmental remediation charge in the second quarter of $3.3 million ($0.06 per diluted share) in addition to the third quarter release of a tax reserve.

Net earnings in the third quarter and first nine months of 2010 also reflect $1.5 million ($0.03 per diluted share) and $4.6 million ($0.09 per diluted share) of earnings from discontinued operations, respectively.

Summary of Segment Results

Net Sales

	Quarter Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	In	% of Net	In	% of Net	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$500,693	82.8	$439,172	84.8	$1,427,992	84.3	$1,235,759	84.0
Steel Structures	66,893	11.1	57,232	11.0	176,604	10.4	166,753	11.3
HVAC	36,840	6.1	21,829	4.2	89,307	5.3	69,330	4.7

	$604,426	100.0	$518,233	100.0	$1,693,903	100.0	$1,471,842	100.0

Segment Earnings
	Quarter Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	In	% of Net	In	% of Net	In	% of Net	In	% of Net
	Thousands	Sales	Thousands	Sales	Thousands	Sales	Thousands	Sales

Electrical	$105,165	21.0	$89,588	20.4	$285,281	20.0	$237,786	19.2
Steel Structures	10,497	15.7	11,092	19.4	19,078	10.8	29,027	17.4
HVAC	3,024	8.2	2,868	13.1	10,047	11.2	9,466	13.7

Segment earnings	118,686	19.6	103,548	20.0	314,406	18.6	276,279	18.8
Corporate expense	(13,709)		(12,615)		(30,424)		(40,205)
Depreciation and amortization expense	(21,426)		(20,054)		(63,386)		(58,775)
Share-based compensation expense	(2,441)		(2,212)		(9,227)		(8,647)
Interest expense, net	(8,476)		(9,042)		(24,200)		(26,315)
Other (expense) income, net	1,387		(975)		(315)		90

Earnings before income taxes	$74,021		$58,650		$186,854		$142,427

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

Electrical Segment

Electrical segment net sales in the third quarter of 2011 were $501.0 million, up $61.5 million, or 14.0%, from the third quarter of 2010. Electrical segment net sales in the first nine months of 2011 were $1.4 billion, up $192.2 million, or 15.6%, from the prior-year period. Increased volumes, primarily for our industrial and utility distribution products, positively impacted year-over-year sales. The third quarter and first nine months sales increases from the prior-year periods attributable to the 2010 acquisitions were approximately $11 million and $54 million, respectively. Net sales benefited from a weaker U.S. dollar, which positively impacted sales by approximately $17 million in the third quarter of 2011 and approximately $40 million in the first nine months of 2011. Price increases, primarily to offset rising raw material costs, positively impacted net sales when compared to the respective prior-year periods.

Electrical segment earnings in the third quarter of 2011 were $105.2 million, up $15.6 million, or 17.4%, from the third quarter of 2010. Electrical segment earnings in the first nine months of 2011 were $285.3 million, up $47.5 million, or 20.0%, from the prior-year period. Segment earnings as a percentage of sales increased to 21.0% in the third quarter of 2011 compared to 20.4% in the prior-year period. Segment earnings as a percentage of sales increased to 20.0% in the first nine months of 2011 compared to 19.2% in the prior-year period. Year-over-year segment earnings for both periods reflect the contribution from 2010 acquisitions, improved product mix, manufacturing leverage from increased volume, and the benefits of current- and prior-year right-sizing actions. Segment earnings in the first nine months of 2011 and 2010 also reflect pre-tax facility consolidation charges of $4.8 million (first and second quarter) and $3.2 million (first quarter), respectively.

Steel Structures Segment

Net sales in the third quarter of 2011 in our Steel Structures segment were $66.9 million, up $9.7 million, or 16.9%, from the third quarter of 2010. Net sales in the first nine months of 2011 were $176.6 million, up $9.9 million, or 5.9%, from the prior-year period. The net sales increase in the third quarter and first nine months of 2011 primarily reflects the positive price impact from the pass-through of higher year-over-year plate steel costs.

Steel Structures segment earnings in the third quarter of 2011 were $10.5 million, down $0.6 million, or 5.4%, from the prior-year period. Segment earnings in the first nine months of 2011 were $19.1 million, down $9.9 million, or 34.3%, from the prior-year period. The decrease in year-over-year segment earnings in dollars and as a percentage of sales in both 2011 periods reflects declines in project margins due to project mix and a more competitive pricing environment.

HVAC Segment

Net sales in the third quarter of 2011 in our HVAC segment were $36.8 million, up $15.0 million, or 68.8%, from the third quarter of 2010. Net sales in the first nine months of 2011 in our HVAC segment were $89.3 million, up $20.0 million, or 28.8%, from the prior-year period. The third quarter and first nine months sales increase from the prior-year periods attributable to the July 2011 acquisition of AmbiRad was approximately $12 million. Additionally, increased volumes and favorable foreign currency positively impacted year-over-year sales.

HVAC segment earnings in the third quarter of 2011 were $3.0 million, up $0.2 million, or 5.4%, from the third quarter of 2010. Segment earnings in the first nine months of 2011 were $10.0 million, up $0.6 million, or 6.1%, from the prior-year period. Lower year-over-year segment earnings as a percentage of sales in both 2011 periods reflect the acquisition accounting adjustments related to the AmbiRad acquisition partially offset by improved mix and manufacturing leverage from increased volume. Segment earnings in the first nine months of 2011 also reflect pre-tax facility consolidation charges in the first and second quarter of $1.5 million.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $465 million and $455 million at September 30, 2011 and December 31, 2010, respectively.

The following table reflects the primary category totals in our Consolidated Statements of Cash Flows:

	Nine Months Ended
	September 30,
	2011	2010

(In thousands)
Net cash provided by (used in) operating activities	$71,384	$144,920
Net cash provided by (used in) investing activities	(57,901)	(121,126)
Net cash provided by (used in) financing activities	2,679	(72,841)
Effect of exchange-rate changes on cash	(5,911)	5,655

Net increase (decrease) in cash and cash equivalents	$10,251	$(43,392)

Operating Activities

Operating activities in the first nine months of 2011 included net earnings of $133.3 million, depreciation and amortization of $63.4 million and share-based compensation expense of $9.2 million, which were offset by a negative net change in working capital (accounts receivable, inventories and accounts payable), as well as accrued liabilities, of $121.6 million. Additionally, operating activities for the first nine months of 2011 reflect increased cash income taxes resulting from the tax payment associated with the 2010 divestiture of the communications products business and payment of an assessment from a Canada Revenue Agency audit.

Operating activities in the first nine months of 2010 included net earnings of $105.7 million, depreciation and amortization of $60.0 million and share-based compensation expense of $8.7 million. A net change in working capital (accounts receivable, inventories and accounts payable), which negatively impacted cash in the first nine months of 2010, was partially offset by higher accrued liabilities, including benefit plan liabilities, and income taxes payable.

Investing Activities

Investing activities in the first nine months of 2011 included approximately $30 million to acquire AmbiRad. During the first nine months of 2011, we had capital expenditures to support our ongoing business plans totaling $30.8 million. We expect capital expenditures to be in the $55-$60 million range for the full year 2011. Investing activities in the first nine months of 2010 included approximately $78 million to acquire PMA (cash portion of the purchase price) and approximately $21 million to acquire JT Packard. During the first nine months of 2010, we also had capital expenditures to support our ongoing business plans totaling $22.3 million.

Financing Activities

Financing activities in the first nine months of 2011 included 672,257 stock options exercised at a weighted average exercise price of $35.55 per share totaling $23.9 million and the repurchase of 500,000 common shares for $21.2 million. Financing activities in the first nine months of 2010 included 253,074 stock options exercised at a weighted average exercise price of $20.39 per share totaling $5.2 million, the repurchase of 1,075,000 common shares for $42.9 million and repayment of approximately $36 million to retire debt assumed as part of the PMA acquisition.

Credit Facilities

As of September 30, 2011 and December 31, 2010, the Corporation had outstanding $250 million of 5.625% Senior Notes due 2021. The indentures underlying the unsecured notes contain standard covenants such as restrictions on mergers, liens on certain property, sale-leaseback of certain property and funded debt for certain subsidiaries. The indentures also include standard events of default such as covenant default and cross-acceleration.

During the third quarter of 2011, the Corporation entered into a new $500 million unsecured, senior credit facility (“new revolving credit facility”) with a five year term expiring in August 2016. At September 30, 2011, no borrowings were outstanding under this facility. Under the new revolving credit facility agreement, the Corporation will select an interest rate at the time of its initial draw reflecting LIBOR plus a margin based on the Corporation’s credit rating or the highest rate based on several other benchmark rates, including: (i) JPMorgan Chase Bank’s New York Prime rate, (ii) the federal funds effective rate, or (iii) an adjusted LIBOR rate.

All borrowings and other extensions of credit under the Corporation’s new revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility agreement. The Corporation pays an annual commitment fee to maintain the facility of 20 basis points.

Fees to access the facility and letters of credit are based on a pricing grid related to the Corporation’s debt ratings with Moody’s, S&P, and Fitch during the term of the facility.

The Corporation’s new revolving credit facility requires that it maintain:

•	a maximum leverage ratio of 3.75 to 1.00; and

•	a minimum interest coverage ratio of 3.00 to 1.00.

The new revolving credit facility also contains customary covenants that could restrict the Corporation’s ability to: incur additional indebtedness; grant liens; make investments, loans, or guarantees; declare dividends; or repurchase company stock.

Outstanding letters of credit, which reduced availability under the new revolving credit facility, amounted to $4.7 million at September 30, 2011. The letters of credit relate primarily to environmental assurances.

Concurrent to entering into the new revolving credit facility, the Corporation amended its existing unsecured, senior credit facility (“existing revolving credit facility”) to reduce the total availability under this facility from $750 million to the $325 million of debt outstanding plus the letters of credit outstanding under the facility at the time of the amendment. Letters of credit under this facility at September 30, 2011 amounted to $17.6 million. The letters of credit relate primarily to third-party insurance claims processing. As borrowings and letters of credit under the facility are reduced, the amount of the facility will decrease.

The amendment to the existing revolving credit facility conformed all covenants and obligations to those found in the new revolving credit facility, except those related to interest on borrowings and fees, which remain unchanged. At September 30, 2011 and December 31, 2010, $325 million was outstanding under this facility. The existing revolving credit facility has a five-year term expiring October 2012.

Other Credit Facilities

The Corporation has a EUR 10 million (approximately US$13.6 million) committed revolving credit facility with a European bank. The Corporation pays an annual commitment fee of 20 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants and events of default such as covenant default and cross-default. This facility has an indefinite maturity, and no borrowings were outstanding as of September 30, 2011 and December 31, 2010. Outstanding letters of credit which reduced availability under the European facility amounted to EUR 0.9 million (approximately US$1.2 million) at September 30, 2011.

The Corporation has a CAN 30 million (approximately US$29.4 million) committed revolving credit facility with a Canadian bank. The Corporation pays an annual commitment fee of 12.5 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants and events of default such as covenant default and cross-default. This facility matures in December 2011, and no borrowings were outstanding as of September 30, 2011 and December 31, 2010.

Other Letters of Credit

As of September 30, 2011, the Corporation also had letters of credit in addition to those discussed above that do not reduce availability under the Corporation’s credit facilities. The Corporation had approximately $19 million of such additional letters of credit that relate primarily to environmental assurances, third-party insurance claims processing, performance bonds, performance guarantees and acquisition obligations.

Compliance and Availability

We are in compliance with all covenants or other requirements set forth in our credit facilities. However, if we fail to be in compliance with the financial or other covenants of our credit agreements, then the credit agreements could be terminated, any outstanding borrowings under the agreements could be accelerated and immediately due, and we could have difficulty obtaining immediate credit availability to repay the accelerated obligations and in obtaining credit facilities in the future. As of September 30, 2011, the aggregate availability of funds under our credit facilities is approximately $537 million, after deducting outstanding letters of credit. Availability is subject to the satisfaction of various covenants and conditions to borrowing.

Credit Ratings

As of September 30, 2011, we had investment grade credit ratings from Standard & Poor’s (BBB rating), Moody’s Investor Service (Baa2 rating) and Fitch Ratings (BBB rating) on our senior unsecured debt. Should these credit ratings drop, repayment under our credit facilities and securities will not be accelerated; however, our credit costs may increase. Similarly, if our credit ratings improve, we could potentially have a decrease in our credit costs. The maturity of any of our debt securities does not accelerate in the event of a credit downgrade.

Debt Securities

Thomas & Betts had the following unsecured debt securities outstanding as of September 30, 2011:

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

Qualified Pension Plans

Contributions to our qualified pension plans during the first nine months of 2011 were not significant. We expect required contributions to our qualified pension plans in 2011 to be minimal.

Acquisitions

In July 2011, the Corporation acquired AmbiRad, a leading manufacturer of specialized commercial and industrial heating and ventilation products, which are sold throughout Europe and exported to other global markets, for approximately $30 million.

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

Other

In September 2010, the Corporation’s Board of Directors approved a share repurchase plan that authorized the Corporation to buy up to 3,000,000 of its common shares. To-date through September 30, 2011, the Corporation repurchased, with available cash resources, 1,000,000 common shares through open-market transactions under this plan. During the third quarter and first nine months of 2011, the Corporation repurchased, with available cash resources, 500,000 common shares through open-market transactions under this plan. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires in December 2012.

We do not currently pay cash dividends. Future decisions concerning the payment of cash dividends on the common stock will depend upon our results of operations, financial condition, strategic investment opportunities, continued compliance with credit facilities and other factors that the Board of Directors may consider relevant.

As of September 30, 2011, we have approximately $465 million in cash and cash equivalents and approximately $537 million of aggregate availability under our credit facilities. We renewed our effective universal shelf registration statement with the Securities and Exchange Commission on December 3, 2008, utilizing the well-known seasoned issuer (WKSI) process. The registration permits us to issue common stock, preferred stock and debt securities. The registration is effective for a period of three years from the date of filing. We continue to have cash requirements to, among other things, support working capital and capital expenditure needs, service debt and fund our retirement plans as required. We generally intend to use available cash and internally generated funds to meet these cash requirements and may borrow under existing credit facilities or access the capital markets as needed for liquidity. We believe that we have sufficient liquidity to satisfy both short-term and long-term requirements.

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements.

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

For the period ended September 30, 2011, the Corporation has not experienced any material changes since December 31, 2010 in market risk that affect the quantitative and qualitative disclosures presented in our 2010 Annual Report on Form 10-K.

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

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table reflects activity related to equity securities purchased by the Corporation during the quarter ended September 30, 2011:

Issuer Purchases of Equity Securities

			Total Number	Maximum
			of Common	Number
			Shares	of Common
	Total	Average	Purchased	Shares that
	Number of	Price Paid	as Part of	May Yet Be
	Common	per	Publicly	Purchased
	Shares	Common	Announced	Under
Period	Purchased	Share	Plans	the Plans

September 2010 Plan (3,000,000 common shares authorized)
September 8, 2011 to September 15, 2011	500,000	$42.29	500,000	2,000,000

Total for the quarter ended September 30, 2011	500,000	$42.29	500,000	2,000,000

Item 6.	Exhibits

The Exhibit Index that follows the signature page of this Report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Thomas & Betts Corporation
(Registrant)

By:	/s/ William E. Weaver, Jr.
William E. Weaver, Jr.
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: October 28, 2011

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Third Amended and Restated Credit Agreement dated August 11, 2011, among Thomas & Betts Corporation, as Borrower, the Lenders party hereto, and Wells Fargo Bank, National Association, as Administrative Agent, and Bank of America, N.A., Regions Bank and SunTrust Bank as Co-Syndication Agents (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 11, 2011 and incorporated herein by reference).
10.2	Credit Agreement dated August 11, 2011, among Thomas & Betts Corporation, as Borrower, the Lenders party hereto, and JPMorgan Chase Bank, N.A. as Administrative Agent, and Wells Fargo Bank, National Association and Bank of America, N.A. as Co-Syndication Agents (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated August 11, 2011 and incorporated herein by reference).
12	Statement re Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Principal Executive Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
31.2	Certification of Principal Financial Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)
32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. § 1350 and not filed as part of the Report or as a separate disclosure document
32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. §1350 and not filed as part of the Report or as a separate disclosure document
101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Operations for the Quarter and Nine Months Ended September 30, 2011 and 2010, (ii) the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (iii) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and (iv) the Notes to Consolidated Financial Statements

*	Pursuant to Rule 406T of Regulation S-T, the interactive data included in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections