Form 10-K
period 2011-12-31
THOMAS & BETTS CORP
filed 2012-02-17
CIK 97854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes  ☐        No   ☑

As of June 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $2,807,586,551 based on the closing price as reported on the New York Stock Exchange.

As of February 13, 2012, 52,201,342 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

Within 120 days after the end of the fiscal year covered by this report, an amendment to this Form 10-K will be filed or portions of the Definitive Proxy Statement will be filed and are incorporated by reference into Part III.

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

PART I

Item 1.    BUSINESS

Thomas & Betts Corporation is a global leader in the design, manufacture and marketing of essential components used to manage the connection, distribution, transmission and reliability of electrical power in industrial, construction and utility applications. We are also a leading producer of commercial heating and ventilation units used in commercial and industrial buildings and highly engineered steel structures used for utility transmission. We have operations in over 20 countries. Manufacturing, marketing and sales activities are concentrated primarily in North America and Europe. We pursue growth through market penetration, new product development and acquisitions.

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

On January 29, 2012, Thomas & Betts Corporation, Swiss-based ABB Ltd (“ABB”) and a wholly owned subsidiary of ABB entered into a merger agreement. At the closing of the merger contemplated by the merger agreement, (i) the Corporation will become a wholly owned indirect subsidiary of ABB, and (ii) each common share of the Corporation will be converted into the right to receive $72.00 in cash (approximately $3.9 billion total purchase consideration), without interest. The closing of the merger is subject to customary conditions, including approval of the shareholders of the Corporation’s common stock and expiration or termination of the applicable waiting period under antitrust laws. There is no assurance that the merger will be completed in a timely manner or at all.

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

The majority of our products, especially those sold in the Electrical segment, have region-specific standards and are sold mostly in North America or in other regions sharing North American electrical codes. No customer accounted for 10% or more of our consolidated net sales for 2011, 2010 or 2009.

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

	2011	2010	2009
Segment Sales (in thousands)	$1,905,221	$1,678,645	$1,488,334
Percent of Consolidated Net Sales	82.9%	83.7%	81.2%

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

These products are sold under a variety of well-known brand names, such as Adaptaflex®, Carlon®, Color-Keyed®, Cyberex®, Elastimold®, Emergi-Lite®, Furse®, Harnessflex®, Homac®, Iberville®, Joslyn Hi-Voltage®, Kopex®, Kindorf®, Marrette®, Ocal®, PMA®, Red Dot®, Sta-Kon®, Steel City®, Superstrut®, T&B® and Ty-Rap®.

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

These products are marketed primarily under the Meyer®, Lehigh® and Thomas & Betts® brand names. Net sales for the Steel Structures segment for the past three years were:

	2011	2010	2009
Segment Sales (in thousands)	$250,785	$219,897	$234,462
Percent of Consolidated Net Sales	10.9%	11.0%	12.8%

HVAC Segment

Our HVAC segment designs, manufactures and markets heating, ventilation and air conditioning products for commercial and industrial buildings. Products in this segment include:

•	gas, oil and electric unit heaters;

•	gas-fired duct furnaces;

•	indirect and direct gas-fired make-up air;

•	infrared heaters; and

•	evaporative cooling and heat recovery products.

These products are sold primarily under the Reznor® and AmbiRad® brand names through HVAC, mechanical and refrigeration distributors throughout North America and Europe. Demand for HVAC products tends to be higher when these regions are experiencing cold weather and, as a result, HVAC typically has higher sales in the first and fourth quarters. To reduce the impact of seasonality on operations, the segment offers an off-season sales promotional program with its distributors. Net sales for the HVAC segment for the past three years were:

	2011	2010	2009
Segment Sales (in thousands)	$141,525	$105,824	$109,912
Percent of Consolidated Net Sales	6.2%	5.3%	6.0%

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

Our products have historically enjoyed a reputation for quality in the markets in which they are sold. To ensure we maintain these high quality standards, all facilities embrace quality programs, and approximately 80% meet either ISO 9001 2000 or ISO 9001 2008 standards as of December 31, 2011, with future certifications to be performed under ISO 9001 2008 standards as applicable. Additionally, we have implemented quality control processes in our design, manufacturing, delivery and other operations in order to further improve product quality and customer service levels.

Raw Materials

We purchase a wide variety of raw materials for the manufacture of our products including steel, aluminum, zinc, copper, resins and rubber compounds. Sources for raw materials and component parts are well established and, with the exception of steel and certain resins, are sufficiently numerous to avoid serious future interruptions of production in the event that current suppliers are unable to sufficiently meet our needs. However, we could encounter manufacturing disruptions in each of our segments from interruptions by steel and resin suppliers. In addition, we could encounter price increases that we may not be able to pass on to our customers.

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

	2011	2010	2009
R&D Expenditures (in thousands)	$37,374	$35,712	$33,545
Percent of Consolidated Net Sales	1.6%	1.8%	1.8%

Working Capital Practices

We maintain sufficient inventory to enable us to provide a high level of service to our customers. Our inventory levels, payment terms and return policies are in accordance with general practices associated with the industries in which we operate.

Patents, Trademarks and Domain Names

We own approximately 2,000 active patent registrations and applications worldwide. We have over 1,500 active trademark registrations and applications worldwide and domain names, including: Thomas & Betts, T&B, T&B Access, Adaptaflex, AmbiRad, Blackburn, Canstrut, Carlon, Catamount, Color-Keyed, Cyberex, Deltec, DuraGard, Elastimold, Emergi-Lite, E-Z-Code, Flex-Cuf, Furse, Harnessflex, Hazlux, Homac, Iberville, Joslyn Hi-Voltage, JT Packard, Kindorf, Kopex, Lehigh, Marr, Marrette, Meyer, Ocal, PMA, Red Dot, Reznor, Russellstoll, Shield-Kon, Shrink-Kon, Signature Service, Site Light, Sta-Kon, Star Teck, Steel City, Superstrut, Ty-Duct, Ty-Rap and Zip-Box.

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

Employees

As of December 31, 2011, we had approximately 9,400 full-time employees worldwide. Employees of our foreign subsidiaries comprise approximately 50% of all employees. Approximately 15% of our U.S. and approximately 45% of our non-U.S. employees are represented by trade unions. We believe our relationships with our employees and trade unions are good.

Executive Officers of the Registrant

The following persons are executive officers of Thomas & Betts, and are elected by and serve at the discretion of the Board of Directors.

Dominic J. Pileggi, 60

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

Charles L. Treadway, 46

President and Chief Operating Officer

Mr. Treadway was elected President and Chief Operating Officer in February 2011. Previously, he held the position of Senior Vice President and Group President – Electrical from March 2009 to 2011. Mr. Treadway was employed by Schneider Electric from 2006 to 2009 where he led the company’s Custom Sensors and Technology business. Prior to that time, he was President and Chief Executive Officer of Prettl International, a subsidiary of German-based Prettl GMBH from 2001 to 2005 and he was President of Groupo Tesa Mexico, a division of Yale Security (Americas), Inc. from 1999 to 2001.

William E. Weaver, Jr., 48

Senior Vice President and Chief Financial Officer

Mr. Weaver was elected Chief Financial Officer in October 2009. Previously, he held the position of Vice President – Controller from November 2008 to October 2009. Mr. Weaver was employed by First Horizon Home Loans/MetLife Home Loans from 2006 to 2008. Prior to that time, he was a partner with KPMG LLP from 2002 to 2006 and held various positions including partner with Arthur Andersen LLP from 1984 to 2002.

Imad Hajj, 51

Senior Vice President – International and Operational Development

Mr. Hajj was elected Senior Vice President – International and Operational Development in February 2011. Previously, he held several executive positions within the Corporation, including Senior Vice President – Global Operations 2008 to 2011 and Vice President and Chief Development Officer 2006 to 2008. He also held the position of President – HVAC Division dating back to 2004. Between 1983 and 2004, Mr. Hajj held executive and managerial positions in manufacturing, supply chain, information technology and global electrical manufacturing operations. In addition, he has served as President of the Company’s European Middle East and Asia business.

Peggy P. Gann, 63

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

J.N. Raines, 68

Vice President, General Counsel and Secretary

Mr. Raines was elected Vice President – General Counsel & Secretary in December 2001. Prior to that time, he was a partner of the law firm of Glankler Brown PLLC from 1976 to 2001. He has also served as an assistant United States attorney for the Western District of Tennessee and as a trial lawyer for the anti-trust division of the U.S. Department of Justice.

Stanley P. Locke, 52

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

Financial Information About Foreign and U.S. Operations

Export sales originating in the U.S. were approximately $76 million in 2011, $74 million in 2010, and $55 million in 2009. For additional financial information about international and U.S. operations, please refer to Note 17 in the Notes to Consolidated Financial Statements.

NYSE Certifications

Our CEO certified to the New York Stock Exchange in 2011 that we were in compliance with the NYSE listing standards. Our CEO and CFO have executed the certification required by section 302 of the Sarbanes-Oxley Act of 2002, which is contained herein as an exhibit to this Form 10-K for the fiscal year ended December 31, 2011.

Item 1A.    RISK FACTORS

There are many factors that could pose a material risk to our business, its operating results, its financial condition and its ability to execute its business plan, some of which are beyond our control. These factors include, but are not limited to:

Negative economic conditions could have a material adverse effect on our operating results and financial condition.

The success of Thomas & Betts’ business is directly linked to positive economic conditions in the countries where we sell our products. We do business in geographically diverse markets. In 2011, approximately 40% of our net sales were generated outside of the United States. A decline in economic activity could adversely affect demand for products in each of our business segments, thereby having a material adverse impact on our operating results and financial condition. Additionally, these conditions could also impair the ability of those with whom we do business to satisfy their obligations to us. Finally, a decline in economic activity could result in adverse changes to our current stock market-related fundamentals and current projected future operating results that are used to assess asset valuations (including goodwill and other intangible assets). Such revisions could lead to potentially significant financial impairment charges for these assets in future periods. Material adverse changes in economic (including further financial instability in Europe, the potential negative impact of higher interest rates and availability of credit on capital spending in the markets we serve) or industry conditions generally or in the specific markets served by Thomas & Betts could have a material adverse effect on our operating results and financial condition.

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

Potential work stoppages at our union facilities.

A work stoppage could occur at our unionized facilities as a result of disputes under existing collective bargaining agreements with labor unions or in connection with the negotiation of new collective bargaining agreements. Although we believe our relationships with labor unions are good, a work stoppage or interruption of production at one of our unionized facilities due to a labor dispute could substantially adversely affect our financial condition and results of operations.

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

Failure to complete the proposed merger with ABB could negatively impact our stock price and our future business and financial results.

On January 29, 2012, we entered into a merger agreement with ABB under which we would become a wholly owned indirect subsidiary of ABB. If completed, the merger would result in each outstanding share of our common stock being converted into the right to receive $72.00 in cash. However, there is no assurance that our shareholders will approve the merger agreement, and there is no assurance that the other conditions to the completion of the merger will be satisfied. If the merger is not completed, our ongoing business may be adversely affected and we would be subject to a number of risks, including the following:

•

the current market price of our common stock reflects a market assumption that the merger will occur, and a failure to complete the merger could result in a decline in the market price of our common stock;

•	we may be required to pay ABB a termination fee of $116 million if the merger is terminated under certain circumstances; and

•

matters relating to the merger (including integration planning) may require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

There can be no assurance that the risks described above will not materialize, and if any of them do, they may adversely affect our business, operating results and stock price.

Pending litigation could prevent or delay the closing of the merger or otherwise negatively impact our business and operations.

Shortly after the announcement of the merger, two putative class action lawsuits challenging the merger were filed in the Chancery Court for Shelby County, 20th Judicial District, for State of Tennessee, against Thomas & Betts Corporation, ABB, Edison Acquisition Corp. and the individual members of Thomas & Betts’ Board of Directors. The complaints generally allege, among other things, that, in connection with merger, the members of the Thomas & Betts Board of Directors breached their fiduciary duties owed to Thomas & Betts’ shareholders, and that Thomas & Betts, ABB and Edison Acquisition Corp. aided and abetted such breaches of fiduciary duties. The complaints generally seek, among other things, declaratory and injunctive relief, preliminary injunctive relief prohibiting or delaying the defendants from consummating the merger, and other forms of equitable relief. It is possible that additional lawsuits may be filed against us asserting similar or different claims. There is no assurance that we or any of the other defendants will be successful in the outcome of the pending or any potential future lawsuits. For more detailed information concerning this litigation, see Item 3 – Legal Proceedings.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

We have operations in over 20 countries and, as of December 31, 2011, occupy approximately 5 million square feet of manufacturing space. Our manufacturing locations by segment as of December 31, 2011 were as follows:

		Approximate Area in Square Feet (000s)
Segment	Location	Leased	Owned
Electrical	Arkansas	—	286
	California	113	—
	Florida	—	189
	Mississippi	—	237
	New Jersey	—	134
	New Mexico	—	100
	North Carolina	—	22
	Puerto Rico	68	28
	Tennessee	—	497
	Virginia	100	—
	Australia	30	29
	Canada	48	739
	France	—	52
	Germany	15	—
	Hungary	88	—
	Japan	20	—
	Mexico	337	—
	Netherlands	8	39
	Saudi Arabia	—	49
	Switzerland	—	59
	United Kingdom	36	181
Steel Structures	Alabama	—	240
	South Carolina	—	132
	Texas	—	139
	Wisconsin	—	195

HVAC	Pennsylvania	—	227
	Belgium	140	—
	United Kingdom	207	—
	France	25	—
	Mexico	214	—

As of December 31, 2011, the Corporation has 2.4 million square feet of office, distribution, storage and other space. Included in this total are three owned primary distribution centers located in Belgium (0.1 million square feet), Canada (0.3 million square feet) and Byhalia, Mississippi (0.9 million square feet). We also have sales offices, warehouses, storage and other facilities in approximately 0.9 million square feet of space, most of which is leased, and approximately 0.2 million square feet of leased space in Memphis, Tennessee, which includes our corporate headquarters.

Item 3.    LEGAL PROCEEDINGS

Shortly after the announcement of the merger, two putative class action lawsuits challenging the merger were filed in the Chancery Court for Shelby County, 20th Judicial District, for the State of Tennessee, against Thomas & Betts, ABB, Edison Acquisition Corp. (ABB’s acquisition vehicle), and the individual members of Thomas & Betts’ Board of Directors. The complaints are captioned Employees Retirement System of the City of Providence v. Thomas & Betts Corporation et. al, Case No. CH-12-0164-1, and Coyne v. Pileggi et al., Case No. CH-12-0189-3. The complaints generally allege that the members of the Thomas & Betts Board of Directors breached their fiduciary duties to Thomas & Betts’ shareholders by entering into the merger agreement, approving the proposed merger and failing to take steps to maximize Thomas & Betts’ value to its shareholders, and that Thomas & Betts, ABB and Edison Acquisition Corp. aided and abetted such breaches of fiduciary duties. In addition, the complaints allege that the proposed merger improperly favors ABB and that certain provisions of the merger agreement unduly restrict Thomas & Betts’ ability to negotiate with other potential bidders. The complaints generally seek, among other things, declaratory and injunctive relief, preliminary injunctive relief prohibiting or delaying the defendants from consummating the merger, and other forms of equitable relief. The defendants believe that these lawsuits are without merit and plan to defend them vigorously. Additional lawsuits arising out of or relating to the merger agreement or the merger may be filed in the future. There is no assurance that we or any of the other defendants will be successful in the outcome of the pending or any potential future lawsuits.

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

We are the owner or operator, or former owner or operator, of various manufacturing locations that we are currently evaluating for the presence, or extent, of contamination that may require remediation or are in process of remediation. These sites include former or inactive facilities or properties in Alabama; Connecticut; Indiana; Massachusetts; New Hampshire; New Jersey; Pennsylvania; Ohio; and South Carolina. The sites further include active manufacturing locations in California; Florida and New Jersey.

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

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol TNB. The following table sets forth by quarter for the last two years the high and low sales prices of our common stock as reported by the NYSE.

At February 13, 2012, the closing price of our common stock on the NYSE was $71.95.

	2011	2010
First Quarter
Market price high	$59.47	$39.24
Market price low	$47.28	$33.37
Second Quarter
Market price high	$61.00	$43.62
Market price low	$49.38	$34.70
Third Quarter
Market price high	$55.82	$41.45
Market price low	$37.95	$33.86
Fourth Quarter
Market price high	$55.35	$49.70
Market price low	$38.15	$40.74

Holders

At February 13, 2012, we had 2,256 shareholders of record, not including shares held in security position listings, or “street name.”

Dividends

We do not currently pay cash dividends. Future decisions concerning the payment of cash dividends will depend upon our results of operations, financial condition, strategic investment opportunities, capital expenditure plans, terms of credit agreements, and other factors that the Board of Directors may consider relevant.

PERFORMANCE GRAPH

This graph shows, from the end of 2006 to the end of 2011, changes in the value of $100 invested in each of Thomas and Betts’ common stock, Standard & Poor’s (“S&P”) Midcap 400 Composite Index and a peer group consisting of five companies whose businesses are representative of our business segments. The companies in the peer group are: Amphenol Corporation, Cooper Industries, Ltd., Eaton Corporation, Hubbell Incorporated and Rockwell Automation Corporation.

	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11
Thomas & Betts Corporation	$100	$104	$51	$76	$102	$115
S&P Midcap 400	$100	$108	$69	$95	$120	$118
Peer Group (5 Stocks)	$100	$126	$67	$102	$147	$138

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In September 2010, the Corporation’s Board of Directors approved a share repurchase plan that authorized the Corporation to buy up to 3,000,000 of its common shares. The Corporation repurchased, with available cash resources, 1,500,000 (1,000,000 in 2011; 500,000 in 2010) common shares, through open-market transactions. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires in December 2012.

Issuer Purchases of Equity Securities

The following table provides information relating to the Corporation’s repurchases of common stock in the fourth quarter of 2011.

	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans
September 2010 Plan (3,000,000 common shares authorized)
4th Quarter 2011:
October 2011	50,000	$49.04	50,000	1,950,000
November 2011	450,000	$50.73	450,000	1,500,000

Plan total in the 4th Quarter 2011	500,000	$50.56	500,000	1,500,000

Item 6.    SELECTED FINANCIAL DATA

Thomas & Betts Corporation and Subsidiaries

(In thousands, except per share data)	2011	2010	2009	2008	2007
Net sales	$2,297,531	$2,004,366	$1,832,708	$2,392,093	$2,046,060
Net earnings from continuing operations	$190,153	$137,736	$100,935	$265,604	$175,010
Total assets	$2,823,721	$2,632,393	$2,453,407	$2,410,602	$2,567,786
Long-term debt including current maturities	$574,755	$574,412	$638,536	$660,944	$811,205
Per share earnings from continuing operations:
Basic	$3.68	$2.66	$1.93	$4.70	$3.02
Diluted	$3.60	$2.61	$1.91	$4.65	$2.98

Note: Selected financial data reflects the impact of acquisitions by the Corporation in 2011, 2010, 2008 and 2007 for consideration of approximately $30 million, $245 million, $90 million and $750 million, respectively. Net earnings from continuing operations in 2008 reflects a pre-tax gain of approximately $170 million from the Corporation’s sale of its minority interest in Leviton Manufacturing Company.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

Thomas & Betts Corporation is a global leader in the design, manufacture and marketing of essential components used to manage the connection, distribution, transmission and reliability of electrical power in industrial, construction and utility applications. We are also a leading producer of commercial heating and ventilation units used in commercial and industrial buildings and highly engineered steel structures used for utility transmission. We have operations in over 20 countries. Manufacturing, marketing and sales activities are concentrated primarily in North America and Europe.

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

•

Goodwill and Other Intangible Assets:    We apply the acquisition (purchase) method of accounting for all business combinations. Under this method, all assets and liabilities acquired in a business combination, including goodwill, indefinite-lived intangibles and other intangibles, are recorded at fair value. The purchase price allocation requires subjective judgments concerning estimates of the fair value of the acquired assets and liabilities. Goodwill consists principally of the excess of cost over the fair value of net assets acquired in business combinations and is not amortized. For each amortizable intangible asset, we use a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed. If that pattern cannot be reliably determined, the straight-line amortization method is used. We perform an annual impairment test of goodwill and indefinite-lived intangible assets. We perform our annual impairment assessment as of the beginning of the fourth quarter of each year, unless circumstances dictate more frequent interim assessments. In evaluating when an interim assessment of goodwill is necessary, we consider, among other things, the trading level of our common stock, our market capitalization, changes in expected future cash flows and mergers and acquisitions involving companies in our industry. In evaluating when an interim assessment of indefinite-lived intangible assets is necessary, we review for significant events or significant changes in circumstances.

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

•

Income Taxes:    We use the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and requires an evaluation of the realizability of deferred income tax assets based on a more-likely-than-not criteria. We have valuation allowances for deferred tax assets primarily associated with foreign net operating loss carryforwards and foreign income tax credit carryforwards. Realization of the deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We believe that it is more-likely-than-not that future taxable income, based on enacted tax laws in effect as of December 31, 2011, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances.

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

Summary of Consolidated Results

	2011		2010		2009
	In Thousands	% of Net Sales	In Thousands	% of Net Sales	In Thousands	% of Net Sales
Net sales	$2,297,531	100.0	$2,004,366	100.0	$1,832,708	100.0
Cost of sales	1,579,011	68.7	1,387,334	69.2	1,279,474	69.8

Gross profit	718,520	31.3	617,032	30.8	553,234	30.2
Selling, general and administrative	428,726	18.7	396,269	19.8	367,022	20.0
Intangible asset impairment	—	—	—	—	5,794	0.4

Earnings from operations	289,794	12.6	220,763	11.0	180,418	9.8
Interest expense, net	(32,012)	(1.4)	(35,124)	(1.7)	(35,483)	(1.9)
Loss on extinguishment of debt	—	—	—	—	(6,391)	(0.3)
Other (expense) income, net	742	0.1	(299)	—	1,846	0.1

Earnings from continuing operations before income taxes	258,524	11.3	185,340	9.3	140,390	7.7
Income tax provision	68,371	3.0	47,604	2.4	39,455	2.2

Net earnings from continuing operations	190,153	8.3	137,736	6.9	100,935	5.5
Earnings from discontinued operations, net	—	—	7,904	0.4	6,975	0.4

Net earnings	$190,153	8.3	$145,640	7.3	$107,910	5.9

Basic earnings per share:
Continuing operations	$3.68		$2.66		$1.93
Discontinued operations	—		0.16		0.14

Net earnings	$3.68		$2.82		$2.07

Diluted earnings per share:
Continuing operations	$3.60		$2.61		$1.91
Discontinued operations	—		0.15		0.13

Net earnings	$3.60		$2.76		$2.04

Year 2011 Compared with 2010

Overview

Net sales in 2011 increased from 2010 primarily reflecting the higher organic sales volumes, especially in our Electrical segment, the positive impact of the 2011 acquisition of AmbiRad (July 2011) in our HVAC segment, the annualization of the 2010 acquisitions of JT Packard (January 2010), PMA AG (“PMA”) (April 2010) and Cable Management Group, Ltd. (“CMG”) (October 2010) in our Electrical segment, the positive impact of current year price increases, which were primarily to offset commodity cost increases, and a weaker U.S. dollar.

Earnings from operations in 2011 increased from 2010, both in dollars and as a percent of sales. This improvement reflects the impact of a favorable shift in product mix in our Electrical segment, improved manufacturing leverage from increased production volumes, especially in our Electrical segment, and the impact of acquisitions. Earnings from operations in 2011 included a benefit from legal settlements, in addition to charges related to facility consolidations in our Electrical and HVAC segments. Earnings from operations in 2010 included charges related to facility consolidations in our Electrical and HVAC segments and a charge for environmental remediation.

Net earnings in 2011 were $190.2 million ($3.60 per diluted share) compared to net earnings of $145.6 million ($2.76 per diluted share) in 2010. Net earnings in 2011 included net after-tax facility consolidation charges of $4.3 million ($0.08 per diluted share), a net after-tax benefit from legal settlements of $3.0 million ($0.05 per diluted share) and the favorable impact of a $4.0 million ($0.08 per diluted share) reduction in the annual effective tax rate resulting from routine income tax estimate refinements for 2010 tax returns. Net earnings in 2010 included net after-tax facility consolidation charges of $5.8 million ($0.11 per diluted share), a net after-tax environmental remediation charge of $3.3 million ($0.06 per diluted share) and a $1.5 million ($0.03 per diluted share) benefit related to the release of a tax reserve.

Net Sales and Gross Profit

Net sales in 2011 were $2.3 billion, up 14.6% from 2010. Higher sales volumes in each of our segments, especially the Electrical segment, positively impacted year-over-year sales. The sales increase from the prior year attributable to the 2011 acquisition and the annualization of 2010 acquisitions was approximately $79 million. Price had a positive impact on year-over-year consolidated sales, primarily in Electrical and Steel Structures segments. A weaker U.S. dollar positively impacted sales by approximately $40 million in 2011 when compared to 2010.

Gross profit in 2011 was $718.5 million, or 31.3% of net sales, compared to $617.0 million, or 30.8% of net sales, in 2010. The year-over-year increase in gross profit, both in dollars and as a percentage of sales, reflects higher organic sales volumes, improved product mix, the positive impact from acquisitions, actions taken to manage costs and improved manufacturing leverage from increased production volumes. Gross profit in 2011 includes pre-tax charges of $5.1 million for facility consolidations compared to $9.1 million of pre-tax facility consolidation charges in 2010.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense in 2011 was $428.7 million, or 18.7% of net sales, compared to $396.3 million, or 19.8% of net sales, in the prior year. SG&A as a percent of sales in both periods reflects the leverage impact of incremental volumes on our fixed cost base and our continued overall efforts to tightly manage expenses. SG&A expense in 2011 includes a pre-tax benefit of $4.8 million from legal settlements and pre-tax charges of $1.2 million for facility consolidations. SG&A expenses in 2010 were impacted by pre-tax environmental remediation charges of $5.3 million.

Interest Expense, Net

Interest expense, net was $32.0 million in 2011, down 8.9% from 2010. The decrease reflects the impact of lower average debt levels in 2011 in addition to increased interest income associated with higher cash balances in the current year. Interest income included in interest expense, net was $2.9 million in 2011 and $2.5 million in 2010. Interest expense was $34.9 million for 2011 and $37.6 million for 2010.

Income Taxes

The effective tax rate from continuing operations in 2011 was 26.4% compared to 25.7% in 2010. The effective rate for 2011 reflects the favorable impact of a $4.0 million benefit resulting from routine income tax estimate refinements for 2010 tax returns. The effective rate for 2010 reflects the favorable impact of a $1.5 million benefit related to the release of a tax reserve. The effective tax rate from continuing operations for both years also reflects benefits from our Puerto Rican manufacturing operations.

Net Earnings

Net earnings in 2011 were $190.2 million, or $3.60 per diluted share, compared to net earnings of $145.6 million, or $2.76 per diluted share, in 2010. Net earnings from continuing operations in 2011 include a net after-tax benefit totaling $2.7 million ($0.05 per diluted share) associated with facility consolidations ($0.08 per diluted share), a benefit from legal settlements ($0.05 per diluted share) and a benefit from the reduction in the annual effective tax rate resulting from routine income tax estimate refinements for 2010 tax returns ($0.08 per diluted share). Net earnings from continuing operations in 2010 include a net after-tax charge totaling $7.6 million ($0.14 per diluted share) associated with facility consolidations ($0.11 per diluted share), an environmental remediation charge ($0.06 per diluted share) and a benefit related to the release of a tax reserve ($0.03 per diluted share).

Earnings from discontinued operations, net in 2010 were $7.9 million, or $0.15 per diluted share. Earnings from discontinued operations, net in 2010 included a $3.3 million gain on sale in conjunction with the divesture of the non-strategic communications products business.

Year 2010 Compared with 2009

Overview

Net sales in 2010 increased from 2009 primarily reflecting the positive impacts of the 2010 acquisitions in the Electrical segment and higher sales volumes in the Electrical segment, which were partially offset by a decrease in net sales in our Steel Structures and HVAC segments.

Earnings from operations in 2010 increased from 2009, both in dollars and as a percent of sales. This improvement reflects the 2010 acquisitions, higher sales and production volumes, previous actions to manage costs, headcount and capacity, as well as the impact of a weaker U.S. dollar. Earnings from operations in 2010 included charges related to facility consolidations in our Electrical and HVAC segments and a charge for environmental remediation. Earnings from operations in 2009 included a charge related to a facility consolidation in our Electrical segment, a charge for intangible asset impairment, a charge for environmental remediation and a charge related to a debt refinancing.

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

Gross profit in 2010 was $617.0 million, or 30.8% of net sales, compared to $553.2 million, or 30.2% of net sales, in 2009. The year-over-year increase in gross profit reflects the positive impact from the 2010 acquisitions, higher sales and production volumes, continued pricing discipline, improved product mix and previous actions taken to manage costs, headcount and capacity. Gross profit in 2010 includes pre-tax charges of $9.1 million for facility consolidations compared to $3.6 million of pre-tax facility consolidation charges in 2009.

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

Net Earnings

Net earnings from continuing operations in 2010 were $137.7 million, or $2.61 per diluted share, compared to net earnings from continuing operations of $100.9 million, or $1.91 per diluted share, in 2009. Net earnings from continuing operations in 2010 include a net after-tax charge totaling $7.6 million ($0.14 per diluted share) associated with facility consolidations ($0.11 per diluted share), an environmental remediation charge ($0.06 per diluted share) and a benefit related to the release of a tax reserve ($0.03 per diluted share). Net earnings from continuing operations in 2009 included a net after-tax charge totaling $12.4 million ($0.23 per diluted share) associated with debt refinancing ($0.08 per diluted share), a facility consolidation ($0.04 per diluted share), a non-cash charge for intangible asset impairment ($0.07 per diluted share), and an environmental remediation charge ($0.04 per diluted share).

Earnings from discontinued operations, net was $7.9 million, or $0.15 per diluted share, in 2010 compared to $7.0 million, or $0.13 per diluted share, in 2009. Earnings from discontinued operations, net in 2010 included a $3.3 million gain on sale in conjunction with the divesture of the non-strategic communications products business.

Net earnings in 2010 were $145.6 million, or $2.76 per diluted share. Net earnings in 2009 were $107.9 million, or $2.04 per diluted share.

	Summary of Segment Results
	2011		2010		2009
Net Sales	In Thousands	% of Net Sales	In Thousands	% of Net Sales	In Thousands	% of Net Sales
Electrical	$1,905,221	82.9	$1,678,645	83.7	$1,488,334	81.2
Steel Structures	250,785	10.9	219,897	11.0	234,462	12.8
HVAC	141,525	6.2	105,824	5.3	109,912	6.0

	$2,297,531	100.0	$2,004,366	100.0	$1,832,708	100.0

	2011		2010		2009
Segment Earnings	In Thousands	% of Net Sales	In Thousands	% of Net Sales	In Thousands	% of Net Sales
Electrical	$382,169	20.1	$316,201	18.8	$257,447	17.3
Steel Structures	30,657	12.2	34,935	15.9	47,433	20.2
HVAC	20,886	14.8	16,145	15.3	18,213	16.6

Segment earnings	433,712	18.9	367,281	18.3	323,093	17.6
Corporate expense	(43,147)		(52,318)		(47,423)
Depreciation and amortization expense	(84,346)		(79,596)		(73,296)
Share-based compensation expense	(16,425)		(14,604)		(16,162)
Intangible asset impairment	—		—		(5,794)
Interest expense, net	(32,012)		(35,124)		(35,483)
Loss on extinguishment of debt	—		—		(6,391)
Other (expense) income, net	742		(299)		1,846

Earnings from continuing operations before income taxes	$258,524		$185,340		$140,390

We have three reportable segments: Electrical, Steel Structures and HVAC. We evaluate our business segments primarily on the basis of segment earnings, with segment earnings defined as earnings before corporate expense, depreciation and amortization expense, share-based compensation expense, interest, income taxes and certain other items.

Our segment earnings are significantly influenced by the operating performance of our Electrical segment that accounted 80% or more of our consolidated net sales and consolidated segment earnings during 2011, 2010 and 2009.

Electrical Segment

Year 2011 Compared with 2010

Electrical segment net sales in 2011 were $1.9 billion, up $226.6 million, or 13.5%, from 2010. The year-over-year sales growth was primarily attributable to increased volumes, especially for our industrial and utility distribution products. The sales increase from the prior year attributable to the annualization of the 2010 acquisitions was approximately $54 million. The weaker U.S. dollar positively impacted net sales by approximately $39 million in 2011. Price increases, primarily to offset rising raw material costs, positively impacted net sales when compared to the prior year.

Electrical segment earnings in 2011 were $382.2 million, up 20.9% from 2010. Segment earnings reflect pre-tax facility consolidation charges of $4.8 million in 2011 (first and second quarter) and $7.4 million in 2010 (first and fourth quarter). The increase in 2011 segment earnings compared to 2010 reflects the contribution from the annualization of the 2010 acquisitions, improved product mix, manufacturing leverage from increased volume, and the benefits of current- and prior-year right-sizing actions.

Year 2010 Compared with 2009

Electrical segment net sales in 2010 were $1.7 billion, up $190.3 million, or 12.8%, from 2009. The sales increase from the prior year attributable to the 2010 acquisitions of JT Packard & Associates, Inc. (“JT Packard”), PMA AG (“PMA”) and Cable Management Group, Ltd. (“CMG”) was 6.6% or approximately $98.7 million. Increased volumes also positively impacted year-over-year sales and reflect improved industrial and utility distribution demand. The weaker U.S. dollar positively impacted net sales by approximately $37 million in 2010.

Electrical segment earnings in 2010 were $316.2 million, up 22.8% from 2009. Segment earnings reflect pre-tax facility consolidation charges of $7.4 million in 2010 and $3.6 million in 2009. The increase in 2010 segment earnings compared to 2009 reflects the contribution from the 2010 acquisitions, increased sales and production volumes, productivity improvements, improved product mix, and previous actions taken to manage costs, headcount and capacity.

Steel Structures Segment

Year 2011 Compared with 2010

Net sales in 2011 in our Steel Structures segment were $250.8 million, up $30.9 million, or 14.0%, from 2010. The net sales increase in 2011 primarily reflects increased production volumes, the positive price impact from the pass-through of higher year-over-year plate steel costs and an improved pricing environment during the second half of 2011. Segment earnings in 2011 were $30.7 million, down 12.2% from 2010, reflecting the declines in project margins due to project mix and a more competitive pricing environment.

Year 2010 Compared with 2009

Net sales in 2010 in our Steel Structures segment were $219.9 million, down $14.6 million, or 6.2%, from 2009. The benefit from higher year-over-year production levels was more than fully offset by the revenue impact of lower year-over-year steel prices and more competitive market conditions. The current competitive pricing environment is also expected to persist in 2011. Segment earnings in 2010 were $34.9 million, down 26.3% from 2009, compared to the unusually strong earnings performance in 2009 as well as the difficult pricing conditions experienced during 2010.

HVAC Segment

Year 2011 Compared with 2010

Net sales in 2011 in our HVAC segment were $141.5 million, up $35.7 million, or 33.7%, from 2010. The 2011 sales increase attributable to the July 2011 acquisition of AmbiRad was approximately $25 million. Additionally, increased volumes positively impacted year-over-year sales. HVAC segment earnings in 2011 were $20.9 million, up 29.4%, from 2010. Lower year-over-year segment earnings as a percent of sales reflect acquisition accounting adjustments related to the AmbiRad acquisition partially offset by improved manufacturing leverage from increased volume. Segment earnings reflect pre-tax facility consolidation charges of $1.5 million in 2011 (first and second quarter) and $1.7 million in 2010 (fourth quarter).

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

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $552 million and $455 million at December 31, 2011 and 2010, respectively.

The following table reflects the primary category totals in our Consolidated Statements of Cash Flows.

(In thousands)	2011	2010	2009
Net cash provided by (used in) operating activities	$194,308	$275,712	$237,862
Net cash provided by (used in) investing activities	(72,570)	(128,121)	(35,091)
Net cash provided by (used in) financing activities	(15,255)	(179,666)	(53,110)
Effect of exchange-rate changes on cash and cash equivalents	(9,425)	8,660	36,458

Net increase (decrease) in cash and cash equivalents	97,058	(23,415)	186,119
Cash and cash equivalents, beginning of year	455,198	478,613	292,494

Cash and cash equivalents, end of year	$552,256	$455,198	$478,613

Operating Activities

Cash provided by operating activities in 2011 included net earnings of $190 million. Operating activities in 2011 included depreciation and amortization of $84 million and share-based compensation expense of $16 million. Net changes in working capital (accounts receivable, inventories and accounts payable) and accrued liabilities negatively impacted cash flows in 2011. Operating activities in 2011 also reflects $43 million of funding to qualified pension plans (including voluntary contributions of $39 million).

Cash provided by operating activities in 2010 was primarily attributable to net earnings of $146 million. Operating activities in 2010 included depreciation and amortization of $81 million, share-based compensation expense of $15 million and a gain on the sale of a divested business of $3 million. Net changes in working capital (accounts receivable, inventories and accounts payable) and accrued liabilities positively impacted cash flows in 2010.

Cash provided by operating activities in 2009 was primarily attributable to net earnings of $108 million. Operating activities in 2009 included depreciation and amortization of $75 million, share-based compensation expense of $16 million, loss on extinguishment of debt of $6 million and a non-cash charge for intangible asset impairment of $6 million. Net changes in working capital (accounts receivable, inventories and accounts payable) and accrued liabilities positively impacted cash flows in 2009. Funding to qualified pension plans of $52 million negatively impacted cash flows in 2009 (including voluntary contributions of $50 million).

Investing Activities

Investing activities in 2011 included cash paid of approximately $30 million to acquire AmbiRad during July 2011. During 2011, we had capital expenditures to support our ongoing business plans totaling approximately $45 million.

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

Financing Activities

Financing activities in 2011 included the repurchase of 1.0 million common shares for $46 million and $27 million of cash proceeds from stock option exercises. Financing activities in 2011 resulted in no net change in the balance of our revolving credit facilities from year-end 2010 to year-end 2011.

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

Financing activities in 2009 included the repurchase of 1.0 million common shares for $25 million. During 2009, we issued $250 million of 5.625% senior notes due 2021 and used a portion of the net proceeds to retire $125 million of 7.25% notes due 2013 and repay $95 million of outstanding indebtedness on our revolving credit facility. During 2009, we repaid $148 million of debt using a combination of cash and borrowings under our revolving credit facility. Financing activities in 2009 resulted in no net change in the balance of our revolving credit facility from year-end 2008 to year-end 2009. During 2009, we reduced our total outstanding debt by approximately $26 million.

Credit Facilities

During the third quarter of 2011, we entered into a new $500 million unsecured, senior credit facility (“new revolving credit facility”) with a five-year term expiring in August 2016. At December 31, 2011, no borrowings were outstanding under this facility. Under the new revolving credit facility agreement, we will select an interest rate at the time of its initial draw reflecting LIBOR plus a margin based on our credit rating or the highest rate based on several other benchmark rates, including: (i) JPMorgan Chase Bank’s New York prime rate, (ii) the federal funds effective rate, or (iii) an adjusted LIBOR rate, plus a margin based on our credit rating.

All borrowings and other extensions of credit under our new revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility agreement. We pay an annual commitment fee to maintain the facility of 20 basis points based upon our current credit rating.

Fees to access the facility and letters of credit are based on a pricing grid related to our debt ratings with Moody’s, S&P and Fitch during the term of the facility.

The Corporation’s new revolving credit facility requires that it maintain:

•	a maximum leverage ratio of 3.75 to 1.00; and

•	a minimum interest coverage ratio of 3.00 to 1.00.

The new revolving credit facility also contains customary covenants that could restrict our ability to: incur additional indebtedness; grant liens; make investments, loans, or guarantees; declare dividends; or repurchase company stock.

Outstanding letters of credit, which reduced availability under the new revolving credit facility, amounted to $17.7 million at December 31, 2011. The letters of credit relate primarily to third-party insurance claims processing.

Concurrent to entering into the new revolving credit facility, we amended our existing unsecured, senior credit facility (“existing revolving credit facility”) to reduce the total availability under this facility from $750 million to the $325 million of debt outstanding plus open letters of credit outstanding under the facility at the time of the amendment. Letters of credit under this facility at December 31, 2011 amounted to $2.4 million. The letters of credit relate primarily to environmental assurances. As borrowings and letters of credit under the facility are reduced, the amount of the facility will decrease.

The amendment to the existing revolving credit facility conformed all covenants and obligations to those found in the new revolving credit facility, except those related to interest on borrowings and fees, which remain unchanged. At December 31, 2011 and 2010, $325 million was outstanding under this facility. The existing revolving credit facility has a five-year term expiring October 2012.

Other Credit Facilities

We have a EUR 10 million (approximately US$13.1 million) committed revolving credit facility with a European bank. We pay an annual commitment fee of 20 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants and events of default such as covenant default and cross-default. This facility has an indefinite maturity and no borrowings were outstanding as of December 31, 2011 and 2010. Outstanding letters of credit which reduced availability under the European facility amounted to EUR 1.0 million (approximately US$1.4 million) at December 31, 2011.

We have a CAN 10 million (approximately US$9.8 million) committed revolving credit facility with a Canadian bank. We pay an annual commitment fee of 20 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants and events of default such as covenant default and cross-default. This facility matures in 2016, and no borrowings were outstanding as of December 31, 2011 and 2010.

Other Letters of Credit

As of December 31, 2011, we also had letters of credit in addition to those discussed above that do not reduce availability under the Corporation’s credit facilities. We had $2.8 million of such additional letters of credit that relate primarily to third-party insurance claims processing, performance guarantees, performance bonds and acquisition obligations.

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

As of December 31, 2011, the aggregate availability of funds under our credit facilities is approximately $504 million, after deducting outstanding letters of credit. Availability is subject to the satisfaction of various covenants and conditions to borrowing.

Credit Ratings

As of December 31, 2011, we had investment grade credit ratings from Standard & Poor’s (BBB rating), Moody’s Investor Service (Baa2 rating) and Fitch Ratings (BBB rating) on our senior unsecured debt. Should these credit ratings drop, repayment under our credit facilities and securities will not be accelerated; however, our credit costs may increase. Similarly, if our credit ratings improve, we could potentially have a decrease in our credit costs. The maturity of any of our debt securities does not accelerate in the event of a credit downgrade.

Debt Securities

We had the following unsecured debt securities outstanding as of December 31, 2011:

Issue Date	Amount	Interest Rate	Interest Payable	Maturity Date
November 2009	$250.0 million	5.625%	May 15 and November 15	November 2021

Other

In September 2010, our Board of Directors approved a share repurchase plan that authorized the Corporation to buy up to 3,000,000 of its common shares. Through December 31, 2011, we repurchased, with available cash resources, 1,500,000 (1,000,000 in 2011; 500,000 in 2010) common shares, through open-market transactions. As of December 31, 2011, 1,500,000 shares remain available under this authorization. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires in December 2012.

We do not currently pay cash dividends. Future decisions concerning the payment of cash dividends on the common stock will depend upon our results of operations, financial condition, strategic investment opportunities, continued compliance with credit facilities and other factors that the Board of Directors may consider relevant.

As of December 31, 2011, we have approximately $552 million in cash and cash equivalents and approximately $504 million of aggregate availability under our credit facilities. We renewed our shelf registration statement with the Securities and Exchange Commission on November 4, 2011, utilizing the well-known seasoned issuer (WKSI) process. The registration statement permits us to issue an indeterminate amount of common stock, preferred stock and debt securities. The registration statement is effective for a period of three years from the date of filing. We continue to have cash requirements to, among other things, support working capital and capital expenditure needs, service debt and fund our retirement plans as required. We generally intend to use available cash and internally generated funds to meet these cash requirements and may borrow under existing credit facilities or access the capital markets as needed for liquidity. We believe that we have sufficient sources of liquidity to satisfy both short-term and long-term requirements.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements.

Refer to Note 18 in the Notes to Consolidated Financial Statements for information regarding our guarantee and indemnification arrangements.

Contractual Obligations

The following table reflects our total contractual cash obligations as of December 31, 2011:

(In millions)	Total	2012	2013 through 2014	2015 through 2016	Thereafter
Long-Term Debt Including Current Maturities(a)	$574.8	$325.3	$0.9	$—	$248.6	(b)
Estimated Interest Payments(c)	164.1	23.6	36.8	35.1	68.6
Operating Lease Obligations	58.2	16.7	22.8	11.9	6.8

Total Contractual Cash Obligations(d)	$797.1	$365.6	$60.5	$47.0	$324.0

(a)	Includes capital leases.

(b)	Principal amount excluding unamortized discount is $250 million.

(c)	Reflects stated interest rates for fixed rate debt (including debt hedged via an interest rate swap) and year-end interest rates for variable rate debt.

(d)	We have liabilities associated with our qualified and non-qualified pension and postretirement benefit plans reflected in our consolidated balance sheet. Future contribution obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. Funding of these obligations will be dependent on future events such as the funded status of benefit plans, laws and regulations and the employment decisions of participants. Therefore, the timing of these payments cannot be precisely determined. We expect required contributions to our qualified pension plans in 2012 to be minimal.

Credit Risk

We continually evaluate the credit risk associated with our customers. Credit risk with respect to trade receivables is mitigated in part by the large number of customers comprising our customer base and their dispersion across many different industries and geographic areas. No customer receivable exceeds 10% of total accounts receivable as of December 31, 2011. See also Risk Factors.

Qualified Pension Plans

We have domestic and foreign qualified pension plans with domestic plans accounting for a substantial portion of total plan liabilities and assets. Our contributions to all qualified pension plans were $43 million (including $39 million of voluntary contributions) in 2011, $2 million in 2010 and $52 million (including $50 million of voluntary contributions) in 2009. We expect required contributions to our qualified pension plans in 2012 to be minimal. The following information indicates the funded status for our qualified pension plans:

All qualified pension plans:

(In millions)	December 31, 2011	December 31, 2010
Benefit obligation	$591	$535
Fair value of plan assets	$465	$456

Our qualified pension plan assets at December 31, 2011 and 2010, were included in the following asset categories:

	Plan Assets
	December 31,
	2011	2010
Asset Category
Domestic equity securities	38%	40%
International equity securities	20%	21%
Debt securities	28%	26%
Other, including alternative investments	14%	13%

Total	100%	100%

The financial objectives of our investment policy is (1) to maximize returns in order to minimize contributions and long-term cost of funding pension liabilities, within reasonable and prudent levels of risk, (2) to match liability growth with the objective of fully funding benefits as they accrue and (3) to achieve annualized returns in excess of the policy benchmark. Our asset allocation targets are 43% U.S. domestic equity securities, 15% international equity securities, 26% fixed income and high yield debt securities and 16% other, including alternative investments.

The long-term rates of return we use for our qualified pension plans take into account expected forward-looking rates for the plans’ asset classes and the plans’ historical investment experience over a multi-year period, as well as mix of plan asset investment types, market conditions, investment practices of our Retirement Plans Committee and advice from investment professionals and actuarial advisors. The weighted-average long-term rates of return used to determine net periodic pension cost for all qualified pension plans are as follows:

	2011	2010	2009
Weighted-average long-term rates of return used to determine net periodic pension cost	7.7%	8.0%	8.6%

Reflected in the rates above are domestic weighted-average long-term rates of return of 8.0% for 2011, 8.3% for 2010 and 8.8% for 2009.

The assumed discount rates we use for our qualified pension plans represent long-term high quality corporate bond rates commensurate with liability durations of our plans. Discount rates used to determine net periodic pension cost for all qualified pension plans are as follows:

	2011	2010	2009
Discount rates used to determine net periodic pension cost	5.2%	5.7%	6.4%

Reflected in the rates above are domestic discount rates to determine net periodic pension cost of 5.3% in 2011, 5.8% in 2010 and 6.3% in 2009.

Discount rates used to determine pension benefit obligations as of December 31, 2011, 2010 and 2009 for all qualified pension plans were 4.3%, 5.2% and 5.7%, respectively, and reflect domestic discount rates of 4.3% for 2011, 5.3% for 2010 and 5.8% for 2009.

The potential impact on the 2011 net periodic pension cost resulting from a hypothetical one-percentage-point change in the assumed weighted-average long-term rate of return while maintaining a constant discount rate would be approximately $4 million. The potential impact on the 2011 net periodic pension cost resulting from a hypothetical one-percentage-point increase in the assumed discount rate while maintaining a constant weighted-average long-term rate of return would be a decrease of approximately $2 million, and a hypothetical one-percentage-point decrease in the assumed discount rate while maintaining a constant weighted-average long-term rate of return would be an increase of approximately $1 million.

Effective January 1, 2011, pension plan benefit accruals have been suspended for the domestic non-bargaining plan participants under the Thomas & Betts Pension Plan. We will provide as a replacement benefit certain non-elective contributions, including certain transition benefits, under its existing domestic defined contribution plan. Additionally during 2011, the Corporation and the Union representing collectively bargained employees at one of the locations covered by the Thomas & Betts Corporation Pension Plan for Bargaining Unit Employees approved a plan to discontinue the future accrual of future benefits after December 31, 2011. We will provide as a replacement benefit certain non-elective contributions, including certain transition benefits, under its existing domestic defined contribution plan.

For additional information regarding our qualified and non-qualified pension plans and other post-retirement plans, refer to Note 13 in the Notes to Consolidated Financial Statements.

Discontinued Operations

In 2010, we divested our non-strategic communications products business for cash consideration of $78 million. The revenues and financial performance of the communications products business have been removed from the presentation of continuing operations and presented as a single line item in “Discontinued Operations”. This business was previously included in the Electrical segment, contributing $52.7 million of net sales and $7.9 million of net earnings in 2010, including a $3.3 million gain on divestiture. During 2009, this business contributed $66.0 million of net sales and net earnings of $7.0 million.

Subsequent Event

On January 29, 2012, Thomas & Betts Corporation, Swiss-based ABB Ltd and a wholly owned subsidiary of ABB entered into a merger agreement. At the closing of the merger contemplated by the merger agreement, (i) the Corporation will become a wholly owned indirect subsidiary of ABB, and (ii) each common share of the Corporation will be converted into the right to receive $72.00 in cash (approximately $3.9 billion total purchase consideration), without interest. The closing of the merger is subject to customary conditions, including approval of the shareholders of the Corporation’s common stock and expiration or termination of the applicable waiting period under the Hart- Scott-Rodino Act and the antitrust laws of certain foreign jurisdictions. Among other things, the merger agreement contains certain termination rights for the Corporation and ABB, and further provides that, upon termination of the merger agreement under specified circumstances, the Corporation will be obligated to pay a termination fee to ABB of $116 million. There is no assurance that the merger will be completed in a timely manner or at all. See Risk Factors.

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

Interest Rate Risk

The Corporation has a forward-starting amortizing interest rate swap for a notional amount of $200 million. The interest rate swap agreement expires on October 1, 2012. The interest rate swap hedges the Corporation’s exposure to changes in interest rates on $200 million of borrowings under its existing credit facility. The Corporation has designated the receive variable/pay fixed interest rate swap as a cash flow hedge for accounting purposes. Under the interest rate swap, the Corporation receives one-month London Interbank Offered Rate (“LIBOR”) and pays an underlying fixed rate of 4.86%. As of December 31, 2011, we recorded a swap liability of $7.2 million and a related contra equity amount, net of tax, of $4.4 million in accumulated other comprehensive income. Interest expense, net reflects a negligible benefit in 2011, 2010 and 2009 for the ineffective portion of the swap.

The following table reflects our interest rate sensitive derivative financial instruments as of December 31, 2011:

	Expected Maturities During Year Ended December 31,					December 31, 2011 Fair Value (Liability)
(In millions)	2012	2013	2014	2015	2016
Maturities on floating to fixed interest rate swap	$200					$(7.2)
Average pay rate	4.86%
Average receive rate	1-month LIBOR

Forward Foreign Exchange Contracts

The Corporation had no outstanding forward sale or purchase contracts as of December 31, 2011 or 2010. The Corporation is exposed to the effects of changes in exchange rates primarily from the Canadian dollar and European currencies. From time to time, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of foreign currencies to mitigate this risk.

Commodities Futures Contracts

The Corporation had no outstanding commodities futures contracts as of December 31, 2011 or 2010. The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, copper, zinc, resins and rubber compounds. At times, some of the risk associated with usage of aluminum, copper and zinc has been mitigated through the use of futures contracts that mitigate the price exposure to these commodities.

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

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011. KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting as of December 31, 2011.

Dominic J. Pileggi	William E. Weaver, Jr.	David L. Alyea
Chairman and Chief Executive Officer (Principal Executive Officer)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Vice President – Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Thomas & Betts Corporation:

We have audited the accompanying consolidated balance sheets of Thomas & Betts Corporation and subsidiaries (the Corporation) as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thomas & Betts Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Thomas & Betts Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2012 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP

Memphis, Tennessee

February 17, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Thomas & Betts Corporation:

We have audited Thomas & Betts Corporation’s (the Corporation) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Thomas & Betts Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Thomas & Betts Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and shareholders’ equity and comprehensive income for each of the years in the three-year period ended December 31, 2011, and our report dated February 17, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP

Memphis, Tennessee

February 17, 2012

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Net sales	$2,297,531	$2,004,366	$1,832,708
Cost of sales	1,579,011	1,387,334	1,279,474

Gross profit	718,520	617,032	553,234
Selling, general and administrative	428,726	396,269	367,022
Intangible asset impairment	—	—	5,794

Earnings from operations	289,794	220,763	180,418
Interest expense, net	(32,012)	(35,124)	(35,483)
Loss on extinguishment of debt	—	—	(6,391)
Other (expense) income, net	742	(299)	1,846

Earnings from continuing operations before income taxes	258,524	185,340	140,390
Income tax provision	68,371	47,604	39,455

Net earnings from continuing operations	190,153	137,736	100,935
Earnings from discontinued operations, net	—	7,904	6,975

Net earnings	$190,153	$145,640	$107,910

Basic earnings per share:
Continuing operations	$3.68	$2.66	$1.93
Discontinued operations	—	0.16	0.14

Net earnings	$3.68	$2.82	$2.07

Diluted earnings per share:
Continuing operations	$3.60	$2.61	$1.91
Discontinued operations	—	0.15	0.13

Net earnings	$3.60	$2.76	$2.04

Average shares outstanding:
Basic	51,670	51,717	52,244
Diluted	52,783	52,777	52,958

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	As of December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$552,256	$455,198
Receivables, net of allowances of $85,569 and $78,766	284,855	230,203
Inventories	236,409	220,250
Deferred income taxes	41,915	32,745
Other current assets	28,498	18,699

Total Current Assets	1,143,933	957,095

Property, plant and equipment, net	299,218	305,796
Goodwill	974,287	967,889
Other intangible assets, net	324,564	340,544
Other assets	81,719	61,069

Total Assets	$2,823,721	$2,632,393

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$339	$322
Accounts payable	213,052	190,839
Accrued liabilities	123,266	126,241
Income taxes payable	10,230	26,263

Total Current Liabilities	346,887	343,665

Long-Term Liabilities
Long-term debt, net of current maturities	574,416	574,090
Long-term benefit plan liabilities	207,705	141,998
Deferred income taxes	42,792	41,405
Other long-term liabilities	49,634	64,453
Contingencies (Note 18)
Shareholders’ Equity
Common stock	5,130	5,095
Additional paid-in capital	38,085	34,384
Retained earnings	1,710,998	1,520,845
Accumulated other comprehensive income (loss)	(151,926)	(93,542)

Total Shareholders’ Equity	1,602,287	1,466,782

Total Liabilities and Shareholders’ Equity	$2,823,721	$2,632,393

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net earnings	$190,153	$145,640	$107,910
Adjustments:
Depreciation and amortization	84,346	81,060	75,106
Share-based compensation expense	16,425	14,875	16,315
Deferred income taxes	11,722	(1,536)	7,850
Incremental tax benefits from share-based payment arrangements	(6,437)	(2,870)	(247)
Gain on sale of divested business	—	(3,338)	—
Loss on extinguishment of debt	—	—	6,391
Intangible asset impairment	—	—	5,794
Changes in operating assets and liabilities, net of acquisitions and foreign exchange effects:
Receivables	(48,085)	(15,051)	37,669
Inventories	(11,125)	(6,013)	74,815
Accounts payable	18,680	32,209	(36,456)
Accrued liabilities	(1,223)	7,319	(40,109)
Income taxes payable	(15,250)	4,348	1,580
Pension and other postretirement benefits	2,920	14,698	30,201
Funding to qualified pension plans	(42,599)	(2,386)	(51,655)
Other	(5,219)	6,757	2,698

Net cash provided by (used in) operating activities	194,308	275,712	237,862

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(45,453)	(33,397)	(41,106)
Purchases of businesses, net of cash acquired	(29,184)	(175,503)	—
Proceeds from sale of businesses	—	78,000	—
Proceeds from sale of property, plant and equipment	1,815	219	949
Other	252	2,560	5,066

Net cash provided by (used in) investing activities	(72,570)	(128,121)	(35,091)

Cash Flows from Financing Activities:
Repurchase of common shares	(46,445)	(66,461)	(24,907)
Stock options exercised	27,421	19,706	2,974
Revolving credit facility proceeds (repayments), net	—	(65,000)	—
Repayment of debt and other borrowings	(437)	(70,781)	(273,760)
Proceeds from issuance of debt	—	—	247,965
Incremental tax benefits from share-based payment arrangements	6,437	2,870	247
Debt issuance costs	(2,231)	—	(2,607)
Redemption premium on early retirement of debt	—	—	(3,022)

Net cash provided by (used in) financing activities	(15,255)	(179,666)	(53,110)

Effect of exchange-rate changes on cash and cash equivalents	(9,425)	8,660	36,458

Net increase (decrease) in cash and cash equivalents	97,058	(23,415)	186,119
Cash and cash equivalents, beginning of year	455,198	478,613	292,494

Cash and cash equivalents, end of year	$552,256	$455,198	$478,613

Cash payments for interest	$33,365	$36,489	$36,940
Cash payments for income taxes	$78,797	$46,659	$31,240

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2008	53,289	$5,263	$69,082	$1,267,295	$(196,983)		$1,144,657

Net earnings	—	—	—	107,910	—	$107,910	107,910
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	—	70,537	70,537
Unrealized gain (loss) on interest rate swap	—	—	—	—	—	6,762	6,762
Defined benefit pension and other post retirement plans	—	—	—	—	—	16,674	16,674

Other comprehensive income	—	—	—	—	93,973	93,973	—

Comprehensive income	—	—	—	—	—	$201,883	—

Repurchase of common shares	(1,000)	(100)	(24,807)	—	—		(24,907)
Stock options and incentive awards	310	14	3,512	—	—		3,526
Share-based compensation	—	2	16,394	—	—		16,396
Tax benefits (deficits) realized from share-based payment arrangements	—	—	(346)	—	—		(346)

Balance at December 31, 2009	52,599	$5,179	$63,835	$1,375,205	$(103,010)		$1,341,209

Net earnings	—	—	—	145,640	—	$145,640	145,640
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	—	5,205	5,205
Unrealized gain (loss) on interest rate swap	—	—	—	—	—	4,552	4,552
Defined benefit pension and other post retirement plans	—	—	—	—	—	(289)	(289)

Other comprehensive income	—	—	—	—	9,468	9,468	—

Comprehensive income	—	—	—	—	—	$155,108	—

Repurchase of common shares	(1,575)	(158)	(66,303)	—	—		(66,461)
Stock options and incentive awards	839	73	19,643	—	—		19,716
Share-based compensation	—	1	14,823	—	—		14,824
Tax benefits (deficits) realized from share-based payment arrangements	—	—	2,386	—	—		2,386

Balance at December 31, 2010	51,863	$5,095	$34,384	$1,520,845	$(93,542)		$1,466,782

Net earnings	—	—	—	190,153	—	$190,153	190,153
Other comprehensive income (loss):
Cumulative translation adjustment	—	—	—	—	—	(10,860)	(10,860)
Unrealized gain (loss) on interest rate swap	—	—	—	—	—	8,669	8,669
Defined benefit pension and other post retirement plans	—	—	—	—	—	(56,193)	(56,193)

Other comprehensive income	—	—	—	—	(58,384)	(58,384)	—

Comprehensive income	—	—	—	—	—	$131,769	—

Repurchase of common shares	(1,000)	(100)	(46,345)	—	—		(46,445)
Stock options and incentive awards	882	134	27,462	—	—		27,596
Share-based compensation	—	1	16,353	—	—		16,354
Tax benefits (deficits) realized from share-based payment arrangements	—	—	6,231	—	—		6,231

Balance at December 31, 2011	51,745	$5,130	$38,085	$1,710,998	$(151,926)		$1,602,287

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

Goodwill and Other Intangible Assets:    The Corporation applies the acquisition (purchase) method of accounting for all business combinations. Under this method, all assets and liabilities acquired in a business combination, including goodwill, indefinite-lived intangibles and other intangibles, are recorded at fair value. The purchase price allocation requires subjective judgments concerning estimates of the fair value of the acquired assets and liabilities. Goodwill consists principally of the excess of cost over the fair value of net assets acquired in business combinations and is not amortized. Other intangible assets as of December 31, 2011 and 2010 include identifiable intangible assets with indefinite lives totaling approximately $110 million and $104 million, respectively, and identifiable intangible assets with finite lives totaling approximately $214 million and $237 million, respectively. Intangible assets with indefinite lives are not amortized and intangible assets with finite lives are amortized over periods ranging from 2 to 15 years. For each amortizable intangible asset, the Corporation uses a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed. If that pattern cannot be reliably determined, the straight-line amortization method is used.

The Corporation performs an annual impairment test of goodwill and indefinite-lived intangible assets. The Corporation performs its annual impairment assessment as of the beginning of the fourth quarter of each year, unless circumstances dictate more frequent interim assessments. In evaluating when an interim assessment of goodwill is necessary, the Corporation considers, among other things, the trading level of its common stock, our market capitalization, changes in expected future cash flows

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

2.    Summary of Significant Accounting Policies (Continued)

and mergers and acquisitions involving companies in its industry. In evaluating when an interim assessment of indefinite-lived intangible assets is necessary, the Corporation reviews for significant events or significant changes in circumstances.

In conjunction with each test of goodwill the Corporation determines the fair value of each reporting unit and compares the fair value to the reporting unit’s carrying amount. A reporting unit is defined as an operating segment or one level below an operating segment. The Corporation determines the fair value of its reporting units using a combination of three valuation methods: market multiple approach; discounted cash flow approach; and comparable transactions approach. The market multiple approach provides indications of value based on market multiples for public companies involved in similar lines of business. The discounted cash flow approach calculates the present value of projected future cash flows using assumptions consistent with those of market participants. The comparable transactions approach provides indications of value based on an examination of recent transactions in which companies in similar lines of business were acquired. The fair values derived from these three valuation methods are then weighted to arrive at a single value for each reporting unit. Relative weights assigned to the three methods are based upon the availability, relevance and reliability of the underlying data. The Corporation’s determination of fair values as of the beginning of the fourth quarter of 2011 involved a weighting of 60% to the discounted cash flow approach and 30%—40% to the market multiple approach. Due to a low level of transactions during 2011, 0%—10% weighting was applied to the comparable transactions approach. The Corporation then reconciles the total values for all reporting units to its market capitalization and evaluates the reasonableness of the implied control premium.

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

The Corporation’s annual assessment of goodwill and intangible assets with indefinite lives as of the beginning of the fourth quarter of 2011 and 2010 concluded that there was no impairment in either year.

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

Income Taxes:    The Corporation uses the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities and requires an evaluation of the realizability of deferred income tax assets based on a more-likely-than-not criteria. The Corporation recognizes the effect of income tax positions only if those positions are more-likely-than-not to be sustained upon examination by the relevant taxing authority.

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

Pension and Other Postretirement Benefit Plans:    The Corporation and its subsidiaries have several defined benefit pension plans covering certain employees. These plans generally provide pension benefits that are based on compensation levels and years of service. Minimum annual required contributions to the plans, if any, are based on laws and regulations of the applicable countries. Substantially all domestic defined benefit pension plans are closed to new entrants. Future pension plan benefit accruals were suspended after December 31, 2010 in one of the Corporation’s major domestic pension plans covering non-bargaining employees and after December 31, 2011 at one location covered by Corporation’s domestic pension plan for bargaining unit employees.

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

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

2.    Summary of Significant Accounting Policies (Continued)

Share-Based Payment Arrangements:    All share-based payments to employees are recognized as compensation expense in the Corporation’s consolidated financial statements based on their grant-date fair values over the requisite service period. Non-employee members of the Board of Directors are deemed to be employees for purposes of recognizing share-based compensation expense.

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

3.    Acquisitions & Divestitures

2011 Acquisition

AmbiRad Group

In July 2011, the Corporation acquired AmbiRad Group (“AmbiRad”), a leading manufacturer of specialized commercial and industrial heating and ventilation products, which are sold throughout Europe and exported to other global markets, for approximately $30 million. The purchase price allocation resulted in goodwill of approximately $7 million and other intangible assets of approximately $19 million, all of which was assigned to the Corporation’s HVAC segment. The results of these operations have been included in the consolidated financial statements of the Corporation since the acquisition date.

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

The purchase price allocation resulted in goodwill of approximately $55 million and other intangible assets of approximately $59 million, all of which was assigned to the Corporation’s Electrical segment. Of the $59 million of intangible assets, approximately $11 million was assigned to intangible assets with indefinite lives (consisting of trade/brand names) and approximately $48 million was assigned to intangible assets with estimated lives up to 14 years (consisting primarily of customer relationships). Goodwill is not deductible for tax purposes.

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

JT Packard & Associates, Inc.

In January 2010, the Corporation acquired JT Packard, the nation’s largest independent service provider for critical power equipment used by industrial and commercial enterprises in a broad array of markets, for approximately $21 million. The purchase price allocation resulted in goodwill of approximately $6 million and other intangible assets of approximately $11 million, all of which was assigned to the Corporation’s Electrical segment. The results of JT Packard’s operations have been included in the consolidated financial statements of the Corporation since the acquisition date.

Divestiture

During 2010, the Corporation divested its non-strategic communications products business for $78 million. The operations associated with this business have been reflected as discontinued operations in the Corporation’s consolidated statements of operations. The sale resulted in a gain of $3.3 million that was included in discontinued operations. Discontinued operations in 2010 reflected net sales of approximately $53 million, earnings before income taxes of $35.0 million and net earnings of $7.9 million from the divested communications product business. Discontinued operations in 2009 reflected net sales of approximately $66 million, earnings before income taxes of $10.7 million and net earnings of $7.0 million from the divested communications product business.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

4.    Basic and Diluted Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

(In thousands, except per share data)	2011	2010	2009
Net earnings from continuing operations	$190,153	$137,736	$100,935
Earnings from discontinued operations, net	—	7,904	6,975

Net earnings	$190,153	$145,640	$107,910

Basic shares:
Average shares outstanding	51,670	51,717	52,244

Basic earnings per share:
Continuing operations	$3.68	$2.66	$1.93
Discontinued operations	—	0.16	0.14

Net earnings	$3.68	$2.82	$2.07

Diluted shares:
Average shares outstanding	51,670	51,717	52,244
Additional shares on the potential dilution from stock options and nonvested restricted stock	1,113	1,060	714

	52,783	52,777	52,958

Diluted earnings per share:
Continuing operations	$3.60	$2.61	$1.91
Discontinued operations	—	0.15	0.13

Net earnings	$3.60	$2.76	$2.04

The Corporation had stock options that were out-of-the-money which were excluded because of their anti-dilutive effect. Such out-of-the-money options related to 269,000 shares of common stock in 2011, 1,811,000 shares in 2010 and 1,873,000 shares in 2009.

5.    Inventories

The following table reflects inventories at December 31, 2011 and 2010:

(In thousands)	2011	2010
Finished goods	$109,345	$106,998
Work-in-process	29,470	23,636
Raw materials	97,594	89,616

Total inventories	$236,409	$220,250

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

6.    Property, Plant and Equipment

The following table reflects property, plant and equipment at December 31, 2011 and 2010:

(In thousands)	2011	2010
Land	$32,590	$32,775
Buildings	206,239	201,866
Machinery and equipment	660,455	663,642
Construction-in-progress	12,293	12,412

Gross property, plant and equipment	911,577	910,695
Less: Accumulated depreciation	612,359	604,899

Net property, plant and equipment	$299,218	$305,796

7.    Goodwill and Other Intangible Assets

The following table reflects activity for goodwill by segment during the three years ended December 31, 2011:

(In thousands)	Balance at Beginning of Year	Additions	Divestitures	Other — Primarily Currency Translation	Balance at End of Year
2011
Electrical	$902,478	$—	$—	$(846)	$901,632
Steel Structures	64,759	—	—	—	64,759
HVAC	652	7,434	—	(190)	7,896

	$967,889	$7,434	$—	$(1,036)	$974,287

2010
Electrical	$836,582	$94,050	$(28,317)	$163	$902,478
Steel Structures	64,759	—	—	—	64,759
HVAC	712	—	—	(60)	652

	$902,053	$94,050	$(28,317)	$103	$967,889

2009
Electrical	$814,948	$—	$—	$21,634	$836,582
Steel Structures	64,759	—	—	—	64,759
HVAC	703	—	—	9	712

	$880,410	$—	$—	$21,643	$902,053

The December 31, 2010 goodwill balance reflects a $28.3 million reduction as a result of the 2010 divestiture of the Corporation’s non-strategic communications business.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

7.    Goodwill and Other Intangible Assets (Continued)

The following table reflects activity for other intangible assets during the three years ended December 31, 2011:

(In thousands)	Balance at Beginning of Year	Additions	Impairment Charges	Amortization Expense	Other — Primarily Translation Adjustment	Balance at End of Year
2011
Intangible assets subject to amortization	$328,177	$12,208	$—	$—	$(287)	$340,098
Accumulated amortization	(91,370)	—	—	(34,875)	548	(125,697)

	236,807	12,208	—	(34,875)	261	214,401
Other Intangible assets not subject to amortization	103,737	6,603	—	—	(177)	110,163

Total	$340,544	$18,811	$—	$(34,875)	$84	$324,564

2010
Intangible assets subject to amortization	$227,920	$102,502	$—	$—	$(2,245)	$328,177
Accumulated amortization	(61,112)	—	—	(30,261)	3	(91,370)

	166,808	102,502	—	(30,261)	(2,242)	236,807
Other Intangible assets not subject to amortization	77,122	27,627	—	—	(1,012)	103,737

Total	$243,930	$130,129	$—	$(30,261)	$(3,254)	$340,544

2009
Intangible assets subject to amortization	$226,752	$—	$—	$—	$1,168	$227,920
Accumulated amortization	(34,885)	—	—	(25,842)	(385)	(61,112)

	191,867	—	—	(25,842)	783	166,808
Other Intangible assets not subject to amortization	82,805	—	(5,794)	—	111	77,122

Total	$274,672	$—	$(5,794)	$(25,842)	$894	$243,930

During 2009, the Corporation concluded that the fair value associated with certain trade name intangible assets in the Electrical segment and HVAC segment were impaired by $4.6 million and $1.2 million, respectively.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

7.    Goodwill and Other Intangible Assets (Continued)

The following table reflects other intangible assets at December 31, 2011 and 2010:

(In thousands)	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Amortization Period
2011
Other Intangible assets subject to amortization:
Customer Relationships	$307,102	$(107,992)	$199,110	12 years
Other	32,996	(17,705)	15,291	7 years

Total	$340,098	$(125,697)	214,401

Other Intangible assets not subject to amortization:
Trade Names			108,546
Other			1,617

Total			110,163

Total other intangible assets			$324,564

2010
Other Intangible assets subject to amortization:
Customer Relationships	$298,664	$(77,714)	$220,950	12 years
Other	29,513	(13,656)	15,857	7 years

Total	$328,177	$(91,370)	236,807

Other Intangible assets not subject to amortization:
Trade Names			102,105
Other			1,632

Total			103,737

Total other intangible assets			$340,544

Amortization of other intangible assets is included in selling, general and administrative (“SG&A”) expenses in the Corporation’s consolidated statements of operations.

Amortization expense estimates for each of the five years subsequent to 2011 are as follows:

(In millions)
2012	$34
2013	32
2014	30
2015	28
2016	25

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

8.    Income Taxes

Overview

The Corporation’s income tax provisions on continuing operations for 2011, 2010 and 2009 were $68.4 million (effective rate of 26.4%), $47.6 million (effective rate of 25.7%), and $39.5 million (effective rate of 28.1%), respectively. The effective rate for all periods reflects benefits from the Corporation’s Puerto Rican manufacturing operations, which has a significantly lower effective tax rate than the Corporation’s overall blended tax rate. The 2010 effective rate reflects the impact of the release of a $1.5 million tax reserve associated with the resolution of an outstanding tax issue.

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

Undistributed earnings of foreign subsidiaries amounted to $852 million at December 31, 2011. These earnings are considered to be indefinitely reinvested, and, accordingly, no provision for U.S. federal or state income taxes has been made.

Earnings from continuing operations before income taxes and income tax provision recorded by the Corporation in 2011, 2010 and 2009 is as follows:

(In thousands)	Pretax Earnings	Tax Provision	Tax Rate
2011	$258,524	$68,371	26.4%
2010	$185,340	$47,604	25.7%
2009	$140,390	$39,455	28.1%

Discontinued operations in 2010 reflected income before taxes of $35.0 million, an income tax liability of $27.1 million (effective tax rate of 78%) and net earnings of $7.9 million. The effective tax rate reflects the impact from non-deductible goodwill associated with the divested communications products business and the reversal of a deferred tax asset associated with state tax credits which will not be realized due to the transaction.

Discontinued operations in 2009 reflected income before taxes of $10.7 million, an income tax liability of $3.7 million (effective tax rate of 35%) and net earnings of $7.0 million.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

8.    Income Taxes (Continued)

The relationship of domestic and foreign components of earnings from continuing operations before income taxes is as follows:

(In thousands)	2011	2010	2009
Domestic(a)	$25,733	$15,591	$15,535
Foreign	232,791	169,749	124,855

	$258,524	$185,340	$140,390

(a)	Domestic earnings from continuing operations before income taxes in 2011, 2010 and 2009 included interest expense, net of $32.0 million, $35.1 million and $35.5 million, respectively. The amount of interest expense related to foreign earnings is negligible. Domestic earnings from continuing operations also include corporate expense of $43.1 million in 2011, $52.3 million in 2010 and $47.4 million in 2009.

The components of income tax provision (benefit) on earnings from continuing operations are as follows:

(In thousands)	2011	2010	2009
Current
Federal	$(4,121)	$4,820	$862
Foreign	59,919	44,701	29,313
State	968	1,175	1,016

Total current provision	56,766	50,696	31,191

Deferred
Domestic	14,865	(917)	6,602
Foreign	(3,260)	(2,175)	1,662

Total deferred provision (benefit)	11,605	(3,092)	8,264

	$68,371	$47,604	$39,455

The reconciliation between the U.S. federal statutory tax rate and the Corporation’s effective tax rate on earnings from continuing operations is as follows:

	2011	2010	2009
Federal statutory tax rate	35.0%	35.0%	35.0%
Increase (reduction) resulting from:
State tax — net of federal tax benefit	1.3	0.4	0.7
Lower rate on income from Puerto Rico operations	(4.9)	(5.4)	(6.7)
Taxes on foreign earnings	(4.8)	(3.8)	(2.3)
Expiration/utilization of foreign net operating losses and tax credits	1.0	(0.7)	5.4
Change in valuation allowance	(0.9)	0.7	(5.2)
Other	(0.3)	(0.5)	1.2

Effective tax rate	26.4%	25.7%	28.1%

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

8.    Income Taxes (Continued)

The Corporation’s tax years are open for all U.S. state and federal jurisdictions from 2008 through 2011. Certain state tax years remain open for 2005 filings. International statutes vary widely, and the open years range from 2005 through 2011. Taxing authorities have the ability to review prior tax years to the extent utilized net operating loss and tax credit carryforwards relate to open tax years.

The components of the Corporation’s net deferred tax assets were:

(In thousands)	December 31, 2011	December 31, 2010
Deferred tax assets
Pension and other benefit plans	$78,276	$57,738
Tax credit and loss carryforwards	50,969	42,079
Accrued employee benefits	25,748	25,040
Accounts receivable	11,554	10,634
Inventories	11,731	12,307
Interest rate swap liability	2,618	7,969
Self-insurance liabilities	8,275	7,920
Environmental liabilities	5,038	4,360
Other	2,154	5,103

Total gross deferred tax assets	196,363	173,150
Valuation allowance	(21,402)	(23,835)

Net deferred tax assets	174,961	149,315

Deferred tax liabilities
Acquired intangibles	(77,949)	(79,685)
Property, plant and equipment	(33,747)	(25,995)
Goodwill	(32,328)	(25,486)
Other	(6,306)	(5,779)

Total deferred tax liabilities	(150,330)	(136,945)

Net deferred tax assets	$24,631	$12,370

Balance Sheet Reconciliation
Current deferred income tax assets	$41,915	$32,745
Non-current deferred income tax assets	27,417	22,850
Current deferred income tax liabilities	(1,909)	(1,820)
Long-term deferred income tax liabilities	(42,792)	(41,405)

Net deferred tax assets	$24,631	$12,370

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

8.    Income Taxes (Continued)

A detail of net deferred tax assets associated with tax credits and loss carryforwards is as follows:

(In thousands)	December 31, 2011	Expiration Dates
Tax credit and loss carryforwards
U.S. federal net operating loss carryforwards	$9,412	2031
U.S. federal income tax credits	497	2031
U.S. state net operating loss carryforwards	19,523	2012 – 2031
U.S. foreign income tax credits	10,456	2015
U.S. state income tax credits	2,121	2012 – 2026
Foreign net operating loss carryforwards with no expiration dates	8,086	—
Foreign net operating loss carryforwards	874	2012 – 2019

Total tax credit and loss carryforwards	$50,969

The gross amount of net operating loss carryforwards is $340 million. The loss carryforwards are composed of $296 million of U.S. federal and state net operating loss carryforwards and $44 million of foreign net operating loss carryforwards.

As of December 31, 2011, the Corporation has no reserves for unrecognized tax benefits.

Valuation Allowances

The valuation allowance for deferred tax assets decreased by $2.4 million in 2011 primarily due to utilization and expiration of foreign net operating losses. The valuation allowance for deferred tax assets increased by $1.2 million in 2010 due to increased foreign net operating losses, and decreased by $7.3 million in 2009 due to expiration of foreign net operation losses and foreign tax credits. The majority of the $21.4 million valuation allowance as of December 31, 2011 relates to foreign net operating loss carryforwards and foreign income tax credit carryforwards and reflects management’s assessment that the probability of generating sufficient taxable income in certain foreign jurisdictions in the future does not meet the more-likely-than-not threshold.

Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income and, if necessary, execution of tax planning strategies. Management believes that it is more-likely-than-not that future taxable income, based on tax laws in effect as of December 31, 2011, will be sufficient to realize the recorded deferred tax assets, net of the existing valuation allowance, at December 31, 2011. Projected future taxable income is based on management’s forecast of the operating results of the Corporation, and there can be no assurance that such results will be achieved. Management periodically reviews such forecasts in comparison with actual results and expected trends. In the event management determines that sufficient future taxable income may not be generated to fully realize the net deferred tax assets, the Corporation will increase the valuation allowance by a charge to income tax expense in the period of such determination. Additionally, if events change in subsequent periods which indicate that a previously recorded valuation allowance is no longer needed, the Corporation will decrease the valuation allowance by providing an income tax benefit in the period of such determination.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

9.    Fair Value of Financial Instruments

The Corporation’s financial instruments include cash and cash equivalents, marketable securities, short-term trade receivables and payables and debt. Included in cash and cash equivalents are money market funds which are valued based on the published net asset value (“NAV”). Financial instruments also include an interest rate swap agreement, which is discussed further in Note 11 below. The carrying amounts of the Corporation’s financial instruments generally approximated their fair values at December 31, 2011 and 2010, except that, based on the borrowing rates available to the Corporation under current market conditions, the fair value of long-term debt (including current maturities) was approximately $601 million at December 31, 2011 and approximately $588 million at December 31, 2010.

10.    Debt

The Corporation’s long-term debt at December 31, 2011 and 2010 was:

(In thousands)	December 31, 2011	December 31, 2010
Senior credit facility due August 2016(a)	$—	$—
Senior credit facility due October 2012(a)	325,000	325,000
Unsecured notes:
5.625% Senior Notes due 2021(b)	248,570	248,301
Other, including capital leases	1,185	1,111

Long-term debt (including current maturities)	574,755	574,412
Less current maturities	339	322

Long-term debt, net of current maturities	$574,416	$574,090

(a)	Interest is paid monthly.

(b)	Interest is paid semi-annually.

Principal payments due on long-term debt including capital leases consisted of the following at December 31, 2011:

(In thousands)
2012	$325,339
2013	678
2014	168
2015	—
2016	—
Thereafter	248,570

$574,755

As of December 31, 2011 and 2010, the Corporation had outstanding $250 million of 5.625% Senior Notes due 2021. During 2009, the Corporation issued $250 million 5.625% senior notes due 2021 and used a portion of the net proceeds to retire $125 million of 7.25% notes due 2013 and

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

10.    Debt (Continued)

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

During the third quarter of 2011, the Corporation entered into a new $500 million unsecured, senior credit facility (“new revolving credit facility”) with a five-year term expiring in August 2016. At December 31, 2011, no borrowings were outstanding under this facility. Under the new revolving credit facility agreement, the Corporation will select an interest rate at the time of its initial draw reflecting LIBOR plus a margin based on the Corporation’s credit rating or the highest rate based on several other benchmark rates, including: (i) JPMorgan Chase Bank’s New York prime rate, (ii) the federal funds effective rate, or (iii) an adjusted LIBOR rate, plus a margin based on our credit rating.

All borrowings and other extensions of credit under the Corporation’s new revolving credit facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties. The proceeds of any loans under the facility may be used for general operating needs and for other general corporate purposes in compliance with the terms of the facility agreement. The Corporation pays an annual commitment fee to maintain the facility of 20 basis points based upon our current credit rating.

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

Outstanding letters of credit, which reduced availability under the new revolving credit facility, amounted to $17.7 million at December 31, 2011. The letters of credit relate primarily to third-party insurance claims processing.

Concurrent to entering into the new revolving credit facility, the Corporation amended its existing unsecured, senior credit facility (“existing revolving credit facility”) to reduce the total availability under this facility from $750 million to the $325 million of debt outstanding plus open letters of credit outstanding under the facility at the time of the amendment. Letters of credit under this facility at December 31, 2011 amounted to $2.4 million. The letters of credit relate primarily to environmental assurances. As borrowings and letters of credit under the facility are reduced, the amount of the facility will decrease.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

10.    Debt (Continued)

The amendment to the existing revolving credit facility conformed all covenants and obligations to those found in the new revolving credit facility, except those related to interest on borrowings and fees, which remain unchanged. At December 31, 2011 and December 31, 2010, $325 million was outstanding under this facility. The existing revolving credit facility has a five-year term expiring October 2012. The outstanding balance of the existing revolving credit facility has been classified as long-term debt based on the Corporation’s ability and intent to refinance this debt on a long-term basis through use of funds available under its new revolving credit facility or through borrowings in private or public capital markets.

The Corporation has a EUR 10 million (approximately US$13.1 million) committed revolving credit facility with a European bank. The Corporation pays an annual commitment fee of 20 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants and events of default such as covenant default and cross-default. This facility has an indefinite maturity and no borrowings were outstanding as of December 31, 2011 and 2010. Outstanding letters of credit which reduced availability under the European facility amounted to EUR 1.0 million (approximately US$1.4 million) at December 31, 2011.

The Corporation has a CAN 10 million (approximately US$9.8 million) committed revolving credit facility with a Canadian bank. The Corporation pays an annual commitment fee of 20 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants and events of default such as covenant default and cross-default. This facility matures in 2016, and no borrowings were outstanding as of December 31, 2011 and 2010.

As of December 31, 2011, the Corporation’s aggregate availability of funds under its credit facilities is approximately $504 million, after deducting outstanding letters of credit. The Corporation has the option, at the time of drawing funds under any of the credit facilities, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank.

As of December 31, 2011, the Corporation also had letters of credit in addition to those discussed above that do not reduce availability under the Corporation’s credit facilities. The Corporation had $2.8 million of such additional letters of credit that relate primarily to third-party insurance claims processing, performance guarantees, performance bonds and acquisition obligations.

11.    Derivative Instruments

The Corporation is exposed to market risk from changes in interest rates, foreign exchange rates and raw material prices, among others. At times, the Corporation may enter into various derivative instruments to manage certain of those risks. The Corporation does not enter into derivative instruments for speculative or trading purposes.

Interest Rate Swap Agreements

The Corporation has a forward-starting amortizing interest rate swap for a notional amount of $200 million. The interest rate swap agreement expires on October 1, 2012. The interest rate swap hedges the Corporation’s exposure to changes in interest rates on $200 million of borrowings under its existing revolving credit facility. The Corporation has designated the receive variable/pay fixed interest rate swap as a cash flow hedge for accounting purposes. Under the interest rate swap, the Corporation receives one-month London Interbank Offered Rate (“LIBOR”)

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

11.    Derivative Instruments (Continued)

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

The Corporation’s interest rate swap was reflected in the Corporation’s consolidated balance sheet in other long-term liabilities at its fair value of $7.2 million as of December 31, 2011 and $21.3 million as of December 31, 2010. This swap is measured at fair value at the end of each reporting period. The Corporation’s fair value estimate was determined using significant unobservable inputs and assumptions (Level 3) and, in addition, the liability valuation reflects the Corporation’s credit standing. The valuation technique utilized by the Corporation to calculate the swap fair value is the income approach. Using inputs for current market expectations of LIBOR rates, Eurodollar futures prices, treasury yields and interest rate swap spreads, this approach compares the present value of a constructed zero coupon yield curve and the present value of an extrapolated forecast of future interest rates. This determined value is then reduced by a credit valuation adjustment that takes into effect the current credit risk of the interest rate swap counterparty or the Corporation, as applicable. The credit valuation adjustment was negligible as of December 31, 2011 and 2010.

The Corporation’s balance of accumulated other comprehensive income has been reduced by $4.4 million, net of tax of $2.7 million, as of December 31, 2011 and $13.1 million, net of tax of $8.0 million, as of December 31, 2010 to reflect the above interest rate swap liability.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

11.    Derivative Instruments (Continued)

The following is a reconciliation associated with the interest rate swap of the fair value activity using Level 3 inputs during 2011 and 2010:

	Fair Value Measures (Level 3)
(In millions)	December 31, 2011	December 31, 2010
Asset (liability) at beginning of year	$(21.3)	$(28.7)
Total realized/unrealized gains or losses:
Included in earnings	(15.1)	(18.0)
Increase (decrease) in fair value included in comprehensive income	14.0	7.3
Settlements	15.2	18.1

Asset (liability) at end of year	$(7.2)	$(21.3)

Interest expense, net reflects a negligible benefit in 2011, 2010 and 2009 for the ineffective portion of the swap.

Forward Foreign Exchange Contracts

The Corporation had no outstanding forward sale or purchase contracts as of December 31, 2011 or 2010. The Corporation is exposed to the effects of changes in exchange rates primarily from the Canadian dollar and European currencies. From time to time, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of foreign currencies to mitigate this risk.

Commodities Futures Contracts

The Corporation had no outstanding commodities futures contracts as of December 31, 2011 or 2010. The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, copper, zinc, resins and rubber compounds. At times, some of the risk associated with usage of aluminum, copper and zinc has been mitigated through the use of futures contracts that mitigate the price exposure to these commodities.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

12.    Share-Based Payment Arrangements

As of December 31, 2011, 2010 and 2009, the Corporation has equity compensation plans for key employees and for non-employee directors. Amounts recognized in the consolidated financial statements with respect to the Corporation’s plans are as follows:

(In thousands)	2011	2010	2009
Total cost of share-based payment plans during the year	$16,354	$14,553	$16,243
Amounts capitalized in inventories during the year	(1,483)	(1,427)	(1,476)
Amounts recognized in income during the year for amount previously capitalized	1,554	1,478	1,395

Amounts charged against income during the year, before income tax benefit	16,425	14,604	16,162
Related income tax benefit recognized in income during the year	(6,242)	(5,550)	(6,142)

Share-based payments compensation expense, net of tax	$10,183	$9,054	$10,020

Awards granted with features that shorten the requisite service period, such as retirement eligibility, are amortized over the minimum period an employee is required to provide service to vest in the award. The 2011 net of tax share-based compensation expense reflected approximately $2 million of accelerated amortization over periods shorter than the stated service periods. The 2010 and 2009 net of tax share-based compensation expense reflected approximately $3 million each of accelerated amortization over periods shorter than the stated service periods.

Stock Options

The Corporation’s option grants qualify for classification as equity and such grants contain no provisions to allow an employee to force cash settlement by the Corporation. The Corporation’s stock options do not contain future market or performance conditions. The fair value of option grants has been estimated on the grant date using a Black-Scholes-Merton option-pricing model. The measurement date is the grant date. The Corporation has elected a straight-line amortization method over the requisite service period (vesting period). The Corporation’s current estimate of forfeitures ranges from 1.0% to 6.25%. Compensation expense associated with option grants was recorded as SG&A expense and cost of sales, similar to other compensation expense.

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

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

12.    Share-Based Payment Arrangements (Continued)

The following are assumptions used in Black-Scholes-Merton valuations:

	2011	2010	2009
Weighted-average volatility	40%	40%	40%-45%
Expected dividends	—%	—%	—%
Expected lives in years	4.5-5.5	4.5-5.5	4.0-5.0
Risk-free rate	1.00%	1.75%-2.5%	2.00%-2.25%

The following is a summary of option transactions:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term	Aggregate Intrinsic Value
			(Years)	(In thousands)
Outstanding at December 31, 2010	4,077,681	$34.30	6.81	$57,210
Granted	400,615	52.70
Exercised	(790,207)	34.69
Forfeited or expired	(20,263)	38.01

Outstanding at December 31, 2011	3,667,826	$36.21	6.62	$67,500

Exercisable at December 31, 2011	2,704,647	$32.50	5.74	$59,819

The weighted-average grant date fair value of options granted during 2011 was $19.38 per share, during 2010 was $17.50 per share and during 2009 was $13.35 per share. The total intrinsic value of options exercised during 2011 was $15.8 million, during 2010 was $12.9 million and during 2009 was $1.6 million. As of December 31, 2011, there was $7.0 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Nonvested Shares

The Corporation’s nonvested share (restricted stock) awards qualify for classification as equity and such awards contain no provisions to allow an employee to force cash settlement by the Corporation. The initial measurement date is the award date. The Corporation has elected a straight-line amortization method over the requisite service period (vesting period). The fair value of awards has been determined as the stock price on the award date. The Corporation’s current estimate of forfeitures is 1.0% to 6.25%. Compensation expense associated with nonvested restricted stock awards was recorded as SG&A expense and cost of sales, similar to other compensation expense.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

12.    Share-Based Payment Arrangements (Continued)

The following is a summary of nonvested shares (restricted stock) transactions:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2010	637,656	$31.69
Granted	90,883	52.96
Vested	(400,675)	26.74
Forfeited	(8,815)	30.83

Nonvested at December 31, 2011	319,049	$43.98

As of December 31, 2011, there was $8.2 million of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.2 years. The total grant date fair value of restricted stock that vested during 2011 was $10.7 million, during 2010 was $6.3 million and during 2009 was $4.2 million.

Performance Units

The Corporation awarded 36,742 and 35,292 performance units in December 2011 and December 2010 to the executives and key management under the 2008 Stock Incentive Plan. The performance units are subject to a requisite 3-year service period beginning January 1 following each award date and are subject to a market condition calculated based on the Corporation’s relative total shareholder return (“TSR”) against the S&P 400 MidCap Index. Upon satisfaction of the vesting terms, units will convert to shares of the Corporation’s common stock with 50% payout upon achievement of TSR in the 35th percentile (minimum), 100% payout upon achievement of the 50th percentile (mid-point) and 200% payout upon achievement of the 80th percentile (maximum).

The Corporation recognized $0.9 million of share-based compensation in 2011 associated with the performance units awarded in 2010. The fair value of the performance units awarded in 2010 was $69.08 and was determined based upon Monte Carlo simulation technique. The assumptions used in determining the fair value include the stock price on the measurement date of $48.30; a dividend yield of 0%; expected volatility of approximately 49%; a risk-free interest rate of approximately 1% and an expected term of 3 years. Because the service inception date for the 2011 award did not begin until January 1, 2012, no share-based compensation expense was recognized in 2011 for these awards.

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

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

12.    Share-Based Payment Arrangements (Continued)

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

Recognized Tax Benefits

During 2011, 2010 and 2009, the Corporation recognized tax benefits (deficits) of $6.2 million, $2.4 million and $(0.3) million, respectively, related to the exercise of stock options and vesting of restricted stock. These adjustments were reflected in additional paid-in capital.

13.    Pension and Other Postretirement Benefits

Effective January 1, 2011, pension plan benefit accruals have been suspended for the domestic non-bargaining plan participants under the Thomas & Betts Pension Plan. The Corporation will provide as a replacement benefit certain non-elective contributions, including certain transition benefits, under one of its existing domestic defined contribution plans. Additionally during 2011, the Corporation and the Union representing collectively bargained employees at one of the locations covered by the Thomas & Betts Corporation Pension Plan for Bargaining Unit Employees approved a plan to discontinue the future accrual of future benefits after December 31, 2011. The Corporation will provide as a replacement benefit certain non-elective contributions, including certain transition benefits, under an existing domestic defined contribution plan.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

13.    Pension and Other Postretirement Benefits (Continued)

The following is information regarding the Corporation’s 2011 and 2010 domestic and international pension benefit and other postretirement benefit obligations:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
(In thousands)
Change in benefit obligation
Benefit obligation at January 1	$585,850	$533,422	$19,299	$21,845
Service cost	4,102	10,800	6	5
Interest cost	29,044	29,044	791	917
Plan participants’ contributions	690	430	649	905
Plan amendments	—	107	—	—
Acquisitions(a)	—	12,858	—	—
Actuarial loss (gain)	61,065	36,022	81	(871)
Foreign-exchange impact	530	180	—	—
Curtailments/settlements	(6,038)	(6,993)	—	—
Benefits paid	(28,765)	(30,020)	(2,647)	(3,502)

Benefit obligation at December 31	646,478	585,850	18,179	19,299

Change in plan assets
Fair value of plan assets at January 1	456,269	419,711	—	—
Actual return on plan assets	(3,994)	51,538	—	—
Acquisitions(a)	—	11,265	—	—
Employer contributions:
Qualified pension plans	42,599	2,386	—	—
Non-qualified pension plans	2,476	7,836	—	—
Postretirement benefit plans	—	—	1,998	2,597
Plan participants’ contributions	690	430	649	905
Foreign-exchange impact	794	(314)	—	—
Curtailments/settlements	(4,810)	(6,563)	—	—
Benefits paid	(28,765)	(30,020)	(2,647)	(3,502)

Fair value of plan assets at December 31	465,259	456,269	—	—

Funded status:
Benefit obligation in excess of plan assets	$181,219	$129,581	$18,179	$19,299

(a)	During 2010, the Corporation assumed the benefit obligations of PMA AG.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

13.    Pension and Other Postretirement Benefits (Continued)

Pre-tax amounts recognized in the consolidated balance sheet for pension and other postretirement benefits included the following components:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
(In thousands)
Prepaid benefit cost (non-current asset)	$(14,927)	$(3,504)	$—	$—
Accrued benefit liability:
Current liability	4,557	8,098	2,063	2,288
Non-current liability	191,589	124,987	16,116	17,011

Total accrued benefit liability	196,146	133,085	18,179	19,299

Net amount recognized	$181,219	$129,581	$18,179	$19,299

Pre-tax amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
(In thousands)
Net actuarial loss (gain)	$273,475	$180,951	$722	$736
Prior service cost (credit)	3,824	5,744	130	(122)
Net transition obligation (asset)	(8)	(29)	766	1,533

	$277,291	$186,666	$1,618	$2,147

Assumed weighted-average rates used in determining the benefit obligations were:

	Pension Benefits		Other Postretirement Benefits
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Discount rate	4.2%	5.1%	3.8%	4.5%
Rate of increase in compensation level	2.9%	3.1%	—%	—%

Reflected in the weighted-average rates above used in determining the pension benefit obligations are the U.S. discount rates of 4.2% for 2011 and 5.1% for 2010.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

13.    Pension and Other Postretirement Benefits (Continued)

The following information is for pension plans with plan assets in excess of accumulated benefit obligation:

(In thousands)	December 31, 2011	December 31, 2010
Projected benefit obligation	$54,390	$72,432
Accumulated benefit obligation	53,393	67,264
Fair value of plan assets	68,625	72,105

The following information is for pension plans with plan assets less than accumulated benefit obligation:

(In thousands)	December 31, 2011	December 31, 2010
Projected benefit obligation	$592,088	$513,418
Accumulated benefit obligation	582,955	508,200
Fair value of plan assets	396,634	384,164

The accumulated benefit obligation for all pension plans was $636.3 million at December 31, 2011 and $575.5 million at December 31, 2010.

The Corporation maintains non-qualified supplemental pension plans covering certain key employees which provide for benefit payments that exceed the limit for deductibility imposed by income tax regulations. The projected benefit obligation above related to these unfunded plans was $55.7 million at December 31, 2011 and $50.8 million at December 31, 2010.

Net periodic cost for the Corporation’s pension and other postretirement benefits for 2011, 2010 and 2009 included the following components:

	Pension Benefits			Other Postretirement Benefits
(In thousands)	2011	2010	2009	2011	2010	2009
Service cost	$4,102	$10,800	$12,268	$6	$5	$6
Interest cost	29,044	29,044	30,096	791	917	1,238
Expected return on plan assets	(34,258)	(32,975)	(26,560)	—	—	—
Plan net loss (gain) amortization	5,885	12,336	15,172	107	(124)	(138)
Prior service cost (gain) amortization	912	1,129	1,096	(252)	(252)	(252)
Transition obligation (asset) amortization	(21)	(16)	(10)	767	766	766
Curtailment and settlement loss/(gain)(a)	1,417	642	1,958	(12)	—	—

Net periodic benefit cost	$7,081	$20,960	$34,020	$1,407	$1,312	$1,620

(a)	Amounts in 2011 reflect a plan to freeze future benefits at one of the locations covered by the Thomas & Betts Pension Plan for Bargaining Unit Employees. Amounts in 2009 reflect a plan to freeze future benefits of The Thomas & Betts Pension Plan.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

13.    Pension and Other Postretirement Benefits (Continued)

The following table summarizes components included in accumulated other comprehensive income.

	Defined Benefit Pension and Other Postretirement Plans
(In thousands)	Net Actuarial Gains (Losses)	Prior Service Credit (Cost)	Net Transition Asset (Obligation)	Pension Related Tax Valuation Adjustment	Included in Accumulated Other Comprehensive Income
Pre-Tax:
Balance at December 31, 2008	$(205,748)	$(7,415)	$(3,014)	$—	$(216,177)
Comprehensive Income (Loss)	26,519	1,056	759	—	28,334

Balance at December 31, 2009	(179,229)	(6,359)	(2,255)	—	(187,843)
Comprehensive Income (Loss)	(2,458)	737	751	—	(970)

Balance at December 31, 2010	(181,687)	(5,622)	(1,504)	—	(188,813)
Comprehensive Income (Loss)	(92,510)	1,668	746	—	(90,096)

Balance at December 31, 2011	$(274,197)	$(3,954)	$(758)	$—	$(278,909)

Tax Impacts:
Balance at December 31, 2008	$77,153	$2,699	$1,150	$(10,977)	$70,025
Comprehensive Income (Loss)	(10,969)	(402)	(289)	—	(11,660)

Balance at December 31, 2009	66,184	2,297	861	(10,977)	58,365
Comprehensive Income (Loss)	1,246	(278)	(287)	—	681

Balance at December 31, 2010	67,430	2,019	574	(10,977)	59,046
Comprehensive Income (Loss)	34,803	(615)	(285)	—	33,903

Balance at December 31, 2011	$102,233	$1,404	$289	$(10,977)	$92,949

Net of Tax:
Balance at December 31, 2008	$(128,595)	$(4,716)	$(1,864)	$(10,977)	$(146,152)
Comprehensive Income (Loss)	15,550	654	470	—	16,674

Balance at December 31, 2009	(113,045)	(4,062)	(1,394)	(10,977)	(129,478)
Comprehensive Income (Loss)	(1,212)	459	464	—	(289)

Balance at December 31, 2010	(114,257)	(3,603)	(930)	(10,977)	(129,767)
Comprehensive Income (Loss)	(57,707)	1,053	461	—	(56,193)

Balance at December 31, 2011	$(171,964)	$(2,550)	$(469)	$(10,977)	$(185,960)

The remaining balance for pension related tax valuation adjustment relates to a prior income tax valuation allowance recognized in accumulated other comprehensive income. The December 31, 2011 balance of net actuarial losses, prior service costs, and net transition obligation expected to be amortized in 2012 is $10.8 million, $0.8 million and $0.8 million, respectively.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

13.    Pension and Other Postretirement Benefits (Continued)

The Corporation’s contributions to all qualified pension plans were $43 million in 2011, $2 million in 2010, and $52 million in 2009. The Corporation expects 2012 required contributions to its qualified pension plans to be minimal.

The following pension and other postretirement benefit payments, which reflect expected future service, as appropriate, are as follows:

(In millions)	Pension Benefits	Other Post- retirement Benefits
2012	$34.1	$2.1
2013	32.3	2.0
2014	52.4	1.9
2015	33.2	1.7
2016	34.6	1.6
2017 – 2021	176.0	6.5

Expected benefit payments over next ten years	$362.6	$15.8

Assumed weighted-average rates used in determining the net periodic pension cost were:

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Discount rate	5.1%	5.6%	6.3%	4.5%	5.0%	6.3%
Rate of increase in compensation level	3.7%	3.2%	4.0%	—%	—%	—%
Expected long-term rate of return on plan assets	7.7%	8.0%	8.6%	—%	—%	—%

Reflected in the weighted-average rates above used in determining the net periodic pension benefit cost are the U.S. discount rate of 5.1% for 2011, 5.6% for 2010 and 6.3% for 2009, and the U.S. expected long-term rate of return on plan assets of 8.0% for 2011, 8.3% for 2010 and 8.8% for 2009.

Certain actuarial assumptions, such as the assumed discount rate, the long-term rate of return on plan assets and the assumed health care cost trend rates have an effect on the amounts reported for net periodic pension and postretirement medical benefit expense as well as the respective benefit obligation amounts. The Corporation reviews external data and its own historical trends for health care costs to determine the health care cost trend rates for the postretirement medical benefit plans. The assumed discount rates represent long-term high quality corporate bond rates commensurate with liability durations of its plans. The long-term rates of return on plan assets used by the Corporation take into account expected forward-looking rates for the plans’ asset classes and the plans’ historical investment experience over a multi-year period, as well as, mix of plan asset investment types, current market conditions, investment practices of its Retirement Plans Committee, and advice from its actuaries.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

13.    Pension and Other Postretirement Benefits (Continued)

The assumed annual increases in health care cost at December 31, 2011 and 2010 are:

	2011	2010
Health care cost trend rate assumed for next year	8.0%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2019	2016

Assumed health care cost trend rates have an effect on the amounts reported for the postretirement benefit plans. A one-percentage-point change in assumed annual increases in health care cost would have the following effects:

(In thousands)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$39	$(35)
Effect on postretirement benefit obligation	986	(874)

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

The fair values of the Corporation’s pension plan assets at December 31, 2011 by asset class are as follows:

(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Class:
Collective trust funds	$309.4	$—	$309.4	$—
Fixed income investments:
Fixed income mutual fund	36.6	36.6	—	—
Other fixed income securities	24.1	20.7	3.4	—
Equity securities, primarily U.S.	28.9	28.9	—	—
Hedge fund	35.3	—	35.3	—
Other alternative investments	19.6	—	—	19.6
Cash and equivalents	11.4	11.4	—	—

Balance at December 31, 2011	$465.3	$97.6	$348.1	$19.6

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

13.    Pension and Other Postretirement Benefits (Continued)

The fair values of the Corporation’s pension plan assets at December 31, 2010 by asset class are as follows:

(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Class:
Collective trust funds	$309.5	$—	$309.5	$—
Fixed income investments:
Fixed income mutual fund	32.0	32.0	—	—
Other fixed income securities	25.7	21.7	4.0	—
Equity securities, primarily U.S.	32.1	32.1	—	—
Hedge fund	36.6	—	36.6	—
Other alternative investments	18.8	—	—	18.8
Cash and equivalents	1.6	1.6	—	—

Balance at December 31, 2010	$456.3	$87.4	$350.1	$18.8

Collective trust funds:    Collective trust funds are comprised of units in commingled funds that are not publicly traded. The underlying assets in these funds (48% domestic equity securities, 30% foreign equity securities and 22% fixed income securities) are publicly traded on national securities exchanges and price quotes for the assets held by these funds are readily available. The investment strategies of these funds are to invest in specific sectors or securities consistent with the overall investment policy of the Corporation. A significant portion of the underlying assets in these funds are invested in domestic large-cap, mid-cap and small-cap equity securities. The collective trust funds are valued at the net asset value per unit as determined by the collective trusts as of the valuation date. The Corporation has elected as a practical expedient to reflect the collective trust fund balances on the basis of NAV. Collective trust funds have been classified as a Level 2 investment.

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

Equity securities:    Equity securities represent directly held domestic and foreign common stocks. Such securities are publicly traded on national securities exchanges and price quotes for these assets are readily available. Equity securities have been classified as a Level 1 investment.

Hedge fund:    The Northern Trust Alpha Strategies Fund (“Fund”) operates as a “fund of funds” investing in a group of funds or other pooled investment vehicles (“sub-funds”) and the Fund’s

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

13.    Pension and Other Postretirement Benefits (Continued)

investment objective is to seek attractive risk-adjusted rates of return through investment in a diversified portfolio of assets. The Fund is valued based on NAV calculated by the sub-fund managers, as well as other considerations of the Fund manager. This information is generally not publicly available. Due to the Fund having a redemption period of 90 days or less, the Corporation has elected as a practical expedient to reflect the Fund fair value on the basis of NAV and has classified it as Level 2.

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

The following is a reconciliation of the fair value activity of assets valued with fair value measurements using significant unobservable inputs:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Other Alternative Investments
(In millions)	December 31, 2011	December 31, 2010
Balance at beginning of period	$18.8	$5.3
Pension assets from acquisition	—	11.4
Actual return on plan assets	1.5	1.7
Purchases, sales and settlements	(0.7)	0.4

Balance at end of period	$19.6	$18.8

Other Benefits

The Corporation sponsors defined contribution plans for its U.S. employees for which the Corporation makes matching contributions based on percentages of employee contributions and non-elective contributions. The cost of these plans was $15.7 million in 2011, $7.1 million in 2010 and $6.3 million in 2009.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

13.    Pension and Other Postretirement Benefits (Continued)

Multiemployer Defined Benefit Plans

The Corporation contributes to two multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain of its union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

a. Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

b. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c. If the Corporation chooses to stop participating in either of its multiemployer plans, the Corporation may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Corporation’s participation in multiemployer plans for the annual periods ended December 31, 2011 and 2010, is outlined in the table below. For both plans, the Pension Protection Act (PPA) zone status for 2011 and 2010 is as of plan years ended December 31, 2010 and 2009, respectively. The zone status is based on information received from the plans and is certified by the respective plan actuaries. Among other factors, plans in the yellow zone are less than 80 percent funded and plans in the green zone are at least 80 percent funded. The last column lists the expiration dates of the collective-bargaining agreements to which the plans are subject. The plans utilized an amortization extension and the funding relief provided under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act in determining the zone status.

Pension Fund	Employee Identification Number/ Pension Plan Number	Pension Protection Act Zone Status		Financial Improvement Plan Status Pending/ Implemented	Contributions of Thomas & Betts (in thousands)			Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement
		2011	2010		2011	2010	2009
Boilermaker-Blacksmith National Pension Trust	48-6168020 /001	Yellow	Green	Implemented	$1,377	$967	$708	No	June 30, 2013
IAM National Pension Fund	51-6031295 /002	Green	Green	N/A	67	63	50	No	April 30, 2013

	Total contributions:				$1,444	$1,030	$758

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

14.    Leases

The Corporation and its subsidiaries are parties to various leases relating to plants, distribution facilities, office facilities, vehicles and other equipment. Related real estate taxes, insurance and maintenance expenses are normally obligations of the Corporation. Capitalized leases are not significant.

Future minimum payments under non-cancelable operating leases with initial or remaining terms greater than one year, consisted of the following at December 31, 2011:

(In thousands)	Operating Leases
2012	$16,721
2013	13,602
2014	9,208
2015	7,199
2016	4,687
Thereafter	6,792

Total minimum operating lease payments	$58,209

Rent expense for operating leases was $30.3 million in 2011, $28.4 million in 2010 and $30.1 million in 2009.

15.    Other Financial Data

Repurchase of Common Shares

In September 2010, the Corporation’s Board of Directors approved a share repurchase plan that authorized the Corporation to buy up to 3,000,000 of its common shares. Through December 31, 2011, the Corporation repurchased, with available cash resources, 1,500,000 common shares through open-market transactions under this plan. During 2011, the Corporation repurchased, with available cash resources, 1,000,000 common shares through open-market transactions under this plan. The timing of future repurchases, if any, will depend upon a variety of factors, including market conditions. This authorization expires in December 2012.

In 2008, the Corporation’s Board of Directors approved a share repurchase plan that authorized the Corporation to buy up to 5,000,000 of our common shares. Under this authorization, the Corporation repurchased with available cash resources 4,500,000 (1,075,000 in 2010; 1,000,000 in 2009) common shares through open-market transactions. This share repurchase authorization expired in October 2010.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

15.    Other Financial Data (Continued)

Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income (loss), net of taxes.

(In thousands)	December 31, 2011	December 31, 2010
Cumulative translation adjustment	$38,455	$49,315
Net actuarial gains (losses)	(171,964)	(114,257)
Prior service credit (cost)	(2,550)	(3,603)
Net transition asset (obligation)	(469)	(930)
Pension related tax valuation adjustment(a)	(10,977)	(10,977)
Unrealized gain (loss) on interest rate swap	(4,421)	(13,090)

Accumulated other comprehensive income (loss)	$(151,926)	$(93,542)

(a)	The remaining balance at December 31, 2011 for pension related tax valuation adjustment relates to a prior year income tax valuation allowance recognized in accumulated other comprehensive income.

Other Financial Disclosures

Depreciation expense was $49.5 million in 2011, $49.3 million in 2010 and $47.5 million in 2009.

Research, development and engineering expenditures were $37.4 million in 2011, $35.7 million in 2010 and $33.5 million in 2009. These expenditures are included in cost of sales.

The Corporation expenses the cost of advertising as it is incurred. Total advertising expense was $15.5 million in 2011, $16.9 million in 2010 and $15.9 million in 2009.

Interest expense, net in the accompanying consolidated statements of operations includes interest income of $2.9 million in 2011, $2.5 million in 2010 and $0.8 million in 2009.

Foreign exchange gain (loss) included in the accompanying consolidated statements of operations was $0.8 million in 2011, $(0.3) million in 2010 and $1.8 million in 2009.

Accrued liabilities included salaries, fringe benefits and other compensation of $61.0 million in 2011 and $57.2 million in 2010.

The following table reflects activity for accounts receivable allowances, sales discounts and allowances, quantity and price rebates, and bad debts during the three years ended December 31, 2011:

(In thousands)	Balance at Beginning of Year	Acquired Balances	Divested Balances	Provisions	Deductions	Balance at End of Year
2011	$78,766	$419	$—	$311,353	$(304,969)	$85,569
2010	$71,817	$759	$(263)	$264,435	$(257,982)	$78,766
2009	$91,419	$—	$—	$252,062	$(271,664)	$71,817

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

16.    Segment and Other Related Disclosures

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

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

16.    Segment and Other Related Disclosures (Continued)

Segment Information

(In thousands)	2011	2010	2009
Net Sales
Electrical	$1,905,221	$1,678,645	$1,488,334
Steel Structures	250,785	219,897	234,462
HVAC	141,525	105,824	109,912

Total	$2,297,531	$2,004,366	$1,832,708

Segment Earnings
Electrical	$382,169	$316,201	$257,447
Steel Structures	30,657	34,935	47,433
HVAC	20,886	16,145	18,213

Total	$433,712	$367,281	$323,093

Capital Expenditures
Electrical	$37,307	$26,742	$29,279
Steel Structures	3,615	4,388	5,495
HVAC	1,494	614	628

Total from reportable segments	42,416	31,744	35,402
Corporate	3,037	1,653	5,704

Total	$45,453	$33,397	$41,106

Depreciation and Amortization
Electrical	$75,894	$73,003	$66,218
Steel Structures	3,919	3,815	3,777
HVAC	4,155	2,335	2,427

Total from reportable segments	83,968	79,153	72,422
Corporate	378	443	874

Total	$84,346	$79,596	$73,296

Total Assets
Electrical	$1,910,995	$1,891,705	$1,608,746
Steel Structures	157,633	141,755	144,201
HVAC	84,892	39,701	43,109

Total from reportable segments	2,153,520	2,073,161	1,796,056
Corporate	670,201	559,232	657,351

Total	$2,823,721	$2,632,393	$2,453,407

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

16.    Segment and Other Related Disclosures (Continued)

The following are reconciliations of the reportable segments to the consolidated Corporation earnings:

(In thousands)	2011	2010	2009
Earnings from Continuing Operations Before Income Taxes
Total reportable segment earnings	$433,712	$367,281	$323,093
Corporate expense	(43,147)	(52,318)	(47,423)
Depreciation and amortization expense	(84,346)	(79,596)	(73,296)
Share-based compensation expense	(16,425)	(14,604)	(16,162)
Intangible asset impairment	—	—	(5,794)
Interest expense, net	(32,012)	(35,124)	(35,483)
Loss on extinguishment of debt	—	—	(6,391)
Other (expense) income, net	742	(299)	1,846

Earnings from continuing operations before income taxes	$258,524	$185,340	$140,390

17.    Financial Information Relating to Operations in Different Geographic Areas

The Corporation conducts business in three principal areas: U.S., Canada and Europe. Net sales are attributed to geographic areas based on customer location.

(In thousands)	2011	2010	2009
Net Sales
U.S.	$1,342,913	$1,251,072	$1,191,100
Canada	441,615	377,488	320,727
Europe	318,320	235,531	207,477
Other countries	194,683	140,275	113,404

Total	$2,297,531	$2,004,366	$1,832,708

Long-lived Assets
U.S.	$1,052,789	$1,083,307	$1,143,150
Canada	167,096	171,610	171,835
Europe	382,733	354,923	123,660
Other countries	22,259	21,912	22,329

Total	$1,624,877	$1,631,752	$1,460,974

Export sales originating in the U.S. were approximately $76 million in 2011, $74 million in 2010 and $55 million in 2009.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

18.    Contingencies

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

The Corporation’s accrual for probable environmental costs was approximately $13 million and $12 million as of December 31, 2011 and 2010, respectively. The Corporation is not able to predict the extent of its ultimate liability with respect to all of its pending or future environmental matters, and liabilities arising from potential environmental obligations that have not been reserved at this time may be material to the operating results of any single quarter or year in the future. The operation of manufacturing plants involves a high level of susceptibility in these areas, and there is no assurance that the Corporation will not incur material environmental or occupational health and safety liabilities in the future. Moreover, expectations of remediation expenses could be affected by, and potentially

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

18.    Contingencies (Continued)

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

The following table provides the changes in the Corporation’s accruals for estimated product warranties:

(In thousands)	2011	2010	2009
Balance at beginning of year	$2,574	$3,064	$3,112
Acquired liabilities for warranties	726	—	—
Liabilities accrued for warranties issued during the year	3,203	1,580	1,605
Changes in liability for pre-existing warranties during the year, including expirations	(77)	(1)	(137)
Warranty claims paid during the year	(3,213)	(2,069)	(1,516)

Balance at end of year	$3,213	$2,574	$3,064

The Corporation also continues to monitor events that are subject to guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees and indemnifications at fair value when those losses are estimable.

19.    Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This standard eliminates the option to report other comprehensive income and its components in the statement of changes in equity and instead requires that such information be presented in either (1) a single continuous statement of comprehensive income, or (2) in two separate but consecutive statements. This new guidance is effective beginning in 2012 and must be applied retrospectively. This standard concerns financial statement presentation only and will not have a material impact on the Corporation’s consolidated financial position or results of operations.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

20.    Subsequent Event

On January 29, 2012, Thomas & Betts Corporation, Swiss-based ABB Ltd (“ABB”) and a wholly owned subsidiary of ABB entered into a merger agreement. At the closing of the merger contemplated by the merger agreement, (i) the Corporation will become a wholly owned indirect subsidiary of ABB, and (ii) each common share of the Corporation will be converted into the right to receive $72.00 in cash (approximately $3.9 billion total purchase consideration), without interest. The closing of the merger is subject to customary conditions, including approval of the shareholders of the Corporation’s common stock and expiration or termination of the applicable waiting period under the Hart- Scott-Rodino Act and the antitrust laws of certain foreign jurisdictions. Among other things, the merger agreement contains certain termination rights for the Corporation and ABB, and further provides that, upon termination of the merger agreement under specified circumstances, the Corporation will be obligated to pay a termination fee to ABB of $116 million.

Shortly after the announcement of the merger, two putative class action lawsuits challenging the merger were filed in the Chancery Court for Shelby County, 20th Judicial District, for State of Tennessee, against Thomas & Betts Corporation, ABB, Edison Acquisition Corp. and the individual members of Thomas & Betts’ Board of Directors. The complaints generally allege, among other things, that, in connection with merger, the members of the Thomas & Betts Board of Directors breached their fiduciary duties owed to Thomas & Betts’ shareholders, and that Thomas & Betts, ABB and Edison Acquisition Corp. aided and abetted such breaches of fiduciary duties. The complaints generally seek, among other things, declaratory and injunctive relief, preliminary injunctive relief prohibiting or delaying the defendants from consummating the merger, and other forms of equitable relief. It is possible that additional lawsuits may be filed against us asserting similar or different claims. There is no assurance that we or any of the other defendants will be successful in the outcome of the pending or any potential future lawsuits.

Thomas & Betts Corporation and Subsidiaries

SUPPLEMENTARY FINANCIAL DATA

(In thousands, except per share data)	2011	2010
	(Unaudited)
First Quarter
Net sales	$523,135	$453,629
Gross profit	163,603	134,600
Net earnings	35,526	27,952
Per share net earnings(a)
Basic	0.69	0.54
Diluted	0.67	0.53

Second Quarter
Net sales	$566,342	$499,980
Gross profit	169,923	157,795
Net earnings	43,457	33,601
Per share net earnings(a)
Basic	0.84	0.65
Diluted	0.82	0.63

Third Quarter
Net sales	$604,426	$518,233
Gross profit	191,499	166,137
Net earnings	54,333	44,104
Per share net earnings(a)
Basic	1.05	0.85
Diluted	1.03	0.84

Fourth Quarter
Net sales	$603,628	$532,524
Gross profit	193,495	158,500
Net earnings	56,837	39,983
Per share net earnings(a)
Basic	1.11	0.78
Diluted	1.08	0.76

(a)	Basic per share amounts are based on average shares outstanding in each quarter. Diluted per share amounts reflect potential dilution from stock options and nonvested restricted stock, when applicable.

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

(c) Changes in Internal Control over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS	DIRECTORS

Dominic J. Pileggi

Chairman of the Board, and

Chief Executive Officer

Charles L. Treadway

President and Chief Operating

Officer

William E. Weaver, Jr.

Senior Vice President and

Chief Financial Officer

Imad Hajj

Senior Vice President —

International and Operational

Development

Peggy P. Gann

Senior Vice President —

Human Resources and

Administration

J.N. Raines

Vice President — General

Counsel and Secretary

Stanley P. Locke

Vice President — Business

Development and Strategic

Planning

Dominic J. Pileggi

Chairman of the Board, and

Chief Executive Officer

Director since 2004

Michael L. Ducker

Chief Operating Officer

and President —

International Division

FedEx Express

Director since 2011(2)

Jeananne K. Hauswald

Managing Director

Solo Management Group, LLC

Director since 1993(2)(3)

Dean Jernigan

Chief Executive Officer

Cube SmartSM

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

Information regarding Director Independence and Corporate Governance as required by Item 407(c)(3), (d)(4) and (d)(5) is incorporated by reference from the Corporate Governance sections of the definitive Proxy Statement for our Annual Meeting of Shareholders. Alternatively, we may file an amendment to this Form 10-K containing the applicable disclosure within 120 days after the end of the fiscal year covered by this report.

We have adopted a code of conduct that applies to all of our employees, officers, and directors. A copy of our code of conduct can be found on our internet site at www.tnb.com. Any amendment to or waiver from any provision in our code of conduct required to be disclosed as Item 5.05 on Form 8-K will be posted on our Internet site.

Item 11.    EXECUTIVE COMPENSATION

Information related to executive compensation appears in the section entitled “Executive Compensation” in the definitive Proxy Statement for our Annual Meeting of Shareholders and is incorporated by reference. Alternatively, we may file an amendment to this Form 10-K containing the applicable disclosure within 120 days after the end of the fiscal year covered by this report.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by Item 403 of Regulation S-K appears in the section entitled “Security Ownership” in the definitive Proxy Statement for our Annual Meeting of Shareholders and is incorporated by reference. Alternatively, we may file an amendment to this Form 10-K containing the applicable disclosure within 120 days after the end of the fiscal year covered by this report.

As of December 31, 2011, we had the following compensation plans under which common stock has been issued or may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders
2008 Stock Incentive Plan	2,423,939	34.94	704,519	*
Equity Compensation Plan	988,943	42.94	—
Non-employee Directors Equity Compensation Plan	44,870	35.40	—
1993 Management Stock Ownership Plan	140,604	19.97	—
Equity compensation plans not approved by security holders
Deferred Fee Plan for Non-employee Directors	25,055	—	—
Non-employee Directors Stock Option Plan	40,000	19.17	—
2001 Stock Incentive Plan	29,470	17.27	—

Total	3,692,881	36.21	704,519

*	Of the 704,519 securities remaining available for future issuance under the 2008 Stock Incentive Plan, 622,369 may only be issued as stock options or stock appreciation rights and 82,150 may be issued as restricted stock, restricted stock units, stock grants, stock credits, performance stock, performance stock units, stock appreciation rights or stock options.

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

Information regarding Director Independence and Corporate Governance as required by Item 407(c)(3), (d)(4) and (d)(5) is incorporated by reference from the Corporate Governance sections of the definitive Proxy Statement for our Annual Meeting of Shareholders. Alternatively, we may file an amendment to this Form 10-K containing the applicable disclosure within 120 days after the end of the fiscal year covered by this report.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The sections entitled “Independent Registered Public Accounting Firm’s Fees” and “Pre-Approval Policies and Procedures” in the definitive Proxy Statement for our Annual Meeting of Shareholders, are incorporated by reference. Alternatively, we may file an amendment to this Form 10-K containing the applicable disclosure within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

1. Financial Statements

The following financial statements, related notes and reports of the independent registered public accounting firm are filed with this Annual Report in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for 2011, 2010 and 2009

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Cash Flows for 2011, 2010 and 2009

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for 2011, 2010 and 2009

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
Date: February 17, 2012

By:	/S/ DOMINIC J. PILEGGI
Dominic J. Pileggi
Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DOMINIC J. PILEGGI Dominic J. Pileggi	Chairman of the Board, and Chief Executive Officer (Principal Executive Officer)	February 17, 2012

/S/ MICHAEL L. DUCKER Michael L. Ducker	Director	February 17, 2012

/S/ JEANANNE K. HAUSWALD Jeananne K. Hauswald	Director	February 17, 2012

/S/ DEAN JERNIGAN Dean Jernigan	Director	February 17, 2012

/S/ RONALD B. KALICH, SR. Ronald B. Kalich, Sr.	Director	February 17, 2012

/S/ KENNETH R. MASTERSON Kenneth R. Masterson	Director	February 17, 2012

/S/ JEAN-PAUL RICHARD Jean-Paul Richard	Director	February 17, 2012

/S/ RUFUS H. RIVERS Rufus H. Rivers	Director	February 17, 2012

/S/ KEVIN L. ROBERG Kevin L. Roberg	Director	February 17, 2012

/S/ DAVID D. STEVENS David D. Stevens	Director	February 17, 2012

/S/ WILLIAM E. WEAVER, JR. William E. Weaver, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2012

/S/ DAVID L. ALYEA David L. Alyea	Vice President — Controller	February 17, 2012

PART IV

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Charter of Thomas & Betts Corporation (Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Thomas & Betts Corporation (Filed as Exhibit 3.1 to the Registrants’ Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

4.1	Second Supplemental Indenture dated as of February 10, 1998, between Thomas & Betts Corporation and The Chase Manhattan Bank, as Trustee (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 2, 1998 and incorporated herein by reference).

4.2	Third Supplemental Indenture dated as of May 7, 1998 between Thomas & Betts Corporation and The Chase Manhattan Bank, as Trustee (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 4, 1998 and incorporated herein by reference).

4.3	Trust Indenture dated as of August 1, 1998 between Thomas & Betts Corporation and The Bank of New York, as Trustee (Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 dated December 3, 2008 and incorporated herein by reference).

4.4	Supplemental Indenture No. 1 dated February 10, 1999, between Thomas and Betts Corporation and The Bank of New York, a Trustee (Filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 dated December 3, 2008 and incorporated herein by reference).

4.5	Supplemental Indenture No. 2 dated May 27, 2003, between Thomas & Betts Corporation and The Bank of New York, as Trustee (Filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 dated December 3, 2008 and incorporated herein by reference).

4.6	Form of Supplemental Indenture No. 3 between Thomas & Betts Corporation and The Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 16, 2009 and incorporated herein by reference).

10.1†	Thomas & Betts Corporation 1993 Management Stock Ownership Plan, as amended through June 5, 2001, and Forms of Grant Agreement (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001 and incorporated herein by reference).

10.2†	Deferred Fee Plan for Non-employee Directors as amended and restated effective May 6, 1998 (Filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999 and incorporated herein by reference).

10.3†	Restricted Stock Plan for Non-employee Directors as amended March 7, 2003 (Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

Page E-1 of E-5

Exhibit No.	Description of Exhibit

10.4†	Non-employee Directors Stock Option Plan and Form of Stock Option Agreement, as amended March 9, 2001 (Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.5†	Thomas & Betts Corporation 2001 Stock Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-8 dated May 2, 2001 (File No. 333-60074), and incorporated herein by reference).

10.6†	Non-employee Directors Equity Compensation Plan (Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

10.7†	Form of Non-Qualified Stock Option Agreement pursuant to the Thomas & Betts Corporation Non-employee Directors Equity Compensation Plan (Filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K dated August 31, 2004 and incorporated herein by reference).

10.8†	Equity Compensation Plan (Filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

10.9†	Form of Restricted Stock Agreement pursuant to the Thomas & Betts Corporation Equity Compensation Plan (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).

10.10†	Form of Incentive Stock Option Agreement pursuant to the Thomas & Betts Corporation Equity Compensation Plan (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).

10.11†	Form of Nonqualified Stock Option Agreement pursuant to the Thomas & Betts Corporation Equity Compensation Plan (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).

10.12†	Form of Restricted Stock Agreement Pursuant to Thomas & Betts Corporation Non-employee Directors Equity Compensation Plan. (Filed as Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.13†	Amended and Restated Thomas & Betts Corporation Pension Restoration Plan (Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated September 11, 2007 and incorporated herein by reference).

10.14	Amended and Restated Thomas & Betts Corporation Indemnification Agreement (Filed as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K dated September 11, 2007 and incorporated herein by reference).

10.15	Second Amended and Restated Credit Agreement dated October 16, 2007, among Thomas & Betts Corporation, as Borrower, the Lenders party hereto, and Wachovia Bank, N.A., as Administrative Agent, and Wachovia Capital Markets, LLC and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Runners (Filed as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K dated October 17, 2007 and incorporated herein by reference).

Page E-2 of E-5

Exhibit No.	Description of Exhibit
10.16†	Health Benefits Continuation Agreement dated September 5, 2007 between Thomas & Betts Corporation and Dominic J. Pileggi (Filed as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K dated September 11, 2007 and incorporated herein by reference).

10.17†	The Thomas & Betts Corporation Management Incentive Plan, as Amended and Restated effective January 1, 2009 (Filed as Exhibit 10.41 to the Registrant’s Current Report on Form 8-K dated May 7, 2008 and incorporated herein by reference).

10.18†	The Thomas & Betts Corporation 2008 Stock Incentive Plan (Filed as Exhibit 10.42 to the Registrant’s Current Report on Form 8-K dated May 7, 2008 and incorporated herein by reference).

10.19†	Form of Restricted Stock Agreement pursuant to the Thomas & Betts Corporation 2008 Stock Incentive Plan (Filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).

10.20†	Form of Nonqualified Stock Option Agreement pursuant to the Thomas & Betts Corporation 2008 Stock Incentive Plan (Filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).

10.21†	Form of Restricted Stock Agreement for Nonemployee Directors pursuant to the Thomas & Betts Corporation 2008 Stock Incentive Plan (Filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).

10.22†	Form of Nonqualified Stock Option Agreement for Nonemployee Directors pursuant to the Thomas & Betts Corporation 2008 Stock Incentive Plan. (Filed as Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).

10.23†	Executive Retirement Plan, as Amended and Restated Effective January 1, 2005, Including Amendments and Appendix A adopted through December 3, 2008. (Filed as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).

10.24†	Amended and Restated Termination Protection Agreement between Thomas & Betts Corporation and Dominic J. Pileggi dated December 16, 2008. (Filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).

10.25†	Amended and Restated Termination Protection Agreement between Thomas & Betts Corporation and Imad Hajj dated December 16, 2008. (Filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).

10.26†	Amended and Restated Termination Protection Agreement between Thomas & Betts Corporation and J.N. Raines dated December 16, 2008. (Filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).

Page E-3 of E-5

Exhibit No.	Description of Exhibit
10.27†	Amended and Restated Termination Protection Agreement between Thomas & Betts Corporation and William E. Weaver, Jr. dated December 30, 2008. (Filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).

10.28†	Amended and Restated Termination Protection Agreement between Thomas & Betts Corporation and Stanley P. Locke dated January 15, 2009 (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2009 and incorporated herein by reference).

10.29†	Termination Protection Agreement, effective May 6, 2009, between Charles L. Treadway and Thomas & Betts Corporation (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 6, 2009 and incorporated herein by reference).

10.30†	Amendment to the Thomas & Betts Corporation Executive Retirement Plan, dated December 2, 2009 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 2, 2009 and incorporated herein by reference).

10.31	First Amendment to Second Amended and Restated Credit Agreement dated as of November 13, 2009 between Thomas & Betts Corporation, as Borrower, the Lenders named therein and Wachovia Bank, as Administrative Agent. (Filed as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009 and incorporated herein by reference).

10.32†	First Amendment to Termination Protection Agreement between Thomas & Betts Corporation and William E. Weaver, Jr. dated March 3, 2010. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 3, 2010 and incorporated herein by reference).

10.33†	First Amendment to Termination Protection Agreement between Thomas & Betts Corporation and Imad Hajj dated March 3, 2010. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 3, 2010 and incorporated herein by reference).

10.34†	Termination Protection Agreement between Thomas & Betts Corporation and Peggy P. Gann dated May 5, 2010. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 5, 2010 and incorporated herein by reference).

10.35†	The Thomas & Betts Supplemental Executive Investment Plan (As Amended and Restated Effective September 1, 2010). (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 1, 2010 and incorporated herein by reference).

10.36†

Thomas & Betts Corporation 2008 Stock Incentive Plan Performance Stock Agreement. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 1, 2010 and incorporated herein by reference).

10.37†	First Amendment to Termination Protection Agreement between Thomas & Betts Corporation and Charles L. Treadway dated May 4, 2011. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 6, 2011 and incorporated herein by reference).

Page E-4 of E-5

Exhibit No.	Description of Exhibit
10.38†	Third Amended and Restated Credit Agreement dated August 11, 2011, among Thomas & Betts Corporation, as Borrower, the Lenders party hereto, and Wells Fargo Bank, National Association, as Administrative Agent, and Bank of America, N.A., Regions Bank and SunTrust Bank as Co-Syndication Agents. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 16, 2011 and incorporated herein by reference).
10.39†	Credit Agreement dated August 11, 2011, among Thomas & Betts Corporation, as Borrower, the Lenders party hereto, and JPMorgan Chase Bank, N.A. as Administrative Agent, and Wells Fargo Bank, National Association and Bank of America, N.A. as Co-Syndication Agents. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 16, 2011 and incorporated herein by reference).
10.40†	Form of Nonqualified Stock Option Agreement Pursuant to Thomas & Betts Corporation 2008 Stock Incentive Plan.
10.41

Agreement and Plan of Merger dated January 29, 2012, among Thomas & Betts Corporation, ABB Ltd, Edison Acquisition Corporation (Filed as Exhibit 2.1 to The Registrant’s Current Report on Form 8-K dated January 30, 2012 and incorporated herein by reference).

12	Statement re Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of KPMG LLP.
31.1	Certification of Principal Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a).
31.2	Certification of Principal Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a).
32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. § 1350 and not filed as part of the Report or as a separate disclosure document.
32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. § 1350 and not filed as part of the Report or as a separate disclosure document.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009, (ii) the Consolidated Balance Sheets as of December 31, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009 and (v) the Notes to Consolidated Financial Statements.

†	Management contract or compensatory plan or arrangement.

*	Pursuant to Rule 406T of Regulation S-T, the interactive data included in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

Page E-5 of E-5