Form 10-K/A
period 2011-12-31
THOMAS & BETTS CORP
filed 2012-04-16
CIK 97854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

THOMAS & BETTS CORPORATION

FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

EXPLANATORY NOTE

Thomas & Betts Corporation is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (SEC) on February 17, 2012 (“Original Form 10-K”), solely for the purpose of adding certain information that would have been incorporated by reference from our definitive proxy statement (pursuant to Regulation 14A of the Securities Act of 1934) for our 2012 Annual Meeting of shareholders (our “Annual Proxy Statement”). Because our Annual Proxy Statement will not be filed within 120 days after our fiscal year ended December 31, 2011, we are amending the following items of Part III of our Original Form 10-K with the information provided herein under the respective headings. This Amendment No. 1 does not amend or affect any other items in our Original Form 10-K.

As a result of this amendment, we are also filing as exhibits to this Amendment No. 1 the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amendment No. 1, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated for the items amended in this Amendment No. 1, this Amendment No. 1 continues to speak as of the date of the Original Form 10-K and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with our Original Form 10-K and any other filings we made with the SEC subsequent to the filing of the Original Form 10-K.

Item 10:	Directors, Executive Officers and Corporate Governance

Michael L. Ducker, age 58

Mr. Ducker is Chief Operating Officer and President of the International Division of FedExExpress and has oversight responsibility for FedEx Trade Networks and FedEx SupplyChain. Mr. Ducker’s professional career began at FedEx in 1975 as a package handler in the company’s Memphis hub. Earlier positions at FedEx include president of the FedEx Express Asia Pacific region and vice president of the Southern European region. He serves as chairman of the International Policy Committee of the U.S. Chamber of Commerce and is an executive board member. He is also a member of the boards of the Coalition of Service Industries and Junior Achievement Worldwide.

Jeananne K. Hauswald, 67

Director since 1993

Ms. Hauswald has been Managing Director of Solo Management Group, LLC since retiring from the Seagram Company Ltd, in 1998. While at Seagram from 1987-1998, she held various positions including Vice President and Treasurer and Vice President of Human Resources. During the past five years, she has served as a Director of Constellation Brands, Inc. and is currently Chairman of its Compensation Committee.

Dean Jernigan, 66

Director since 1999

Mr. Jernigan was named Chief Executive Officer of U-Store-It Trust, now known as CubeSmart, in April 2006. From April 2006 to November 2008, he also held the title of President of U-Store-It Trust. He was President of Jernigan Property Group from 2004 to 2006, and has been a private investor since 2002. Prior to that time, he was Chairman of the Board, President and Chief Executive Officer of Storage USA, Inc., from 1984 to 2002.

Ronald B. Kalich, Sr, 64

Director since 1998

Mr. Kalich served as a Director and as President and Chief Executive Officer of FastenTech, Inc. from 2000 to 2007. He was President and Chief Executive Officer of National-Standard Company from 1999 to 2000 and President and Chief Executive Officer of Getz Bros. & Co., Inc. from 1994 to 1999. He is also a Director of H-E Parts International and was Chairman and Director of Arizant, Inc. from 2005 until 2010. He has held no other directorships during the past five years.

Kenneth R. Masterson, 68

Director since 1995

Mr. Masterson has been our Lead Director since January 2006 and is the former Executive Vice President, General Counsel, Secretary and member of the Executive Committee of FedEx Corporation (transportation services) from 1998 to 2005. At Federal Express Corporation, the predecessor of FedEx Corporation, he served as Executive Vice President, General Counsel and Secretary from 1996 to 1998 and Senior Vice President and General Counsel from 1980 to 1996. During the past five years, he was also a director of Accredo Health, Inc.

Dominic J. Pileggi, 60

Director since 2004

Mr. Pileggi has been our Chairman of the Board since January 2006 and Chief Executive Officer since January 2004. He was Chief Operating Officer from 2003 to 2004. Previously, he was Group President-Electrical from 2000 to 2003, and Senior Vice President of Thomas & Betts Corporation from 2000 to 2002. He was President of EMS Division of Viasystems, Inc. from 1998 to 2000. From 1995 to 1998, he also held senior executive positions with Casco Plastic, Inc. and Jordan Telecommunications. He held various executive positions with the Company from 1979 through 1994. He is also a Director of Exide Corporation and was formerly a Director of the Lubrizol Corporation.

Jean-Paul Richard, 69

Director since 1996

Mr. Richard has been Chairman of the Board and Chief Executive Officer of H-E Parts International Inc. since 2005. He served as Chairman and Chief Executive Officer of ProMach, Inc. from 1998 to 2004. He also served as President and Chief Executive Officer of AGCO Corporation from 1996 to 1997. Since 2005, Mr. Richard has also served as a Director of Emmaus House, a not-for-profit organization dedicated to fighting urban poverty.

Rufus H. Rivers, 47

Director since 2008

Mr. Rivers is Managing Director of RLJ Equity Partners, LLC and Chairman of Enhance Recovery, LLC. Prior to joining RLJ, he was co-founder and managing director of Carlyle Mezzanine Partners, L.P. from 2003 to 2006. He has held executive positions with TCW/Crescent Mezzanine LLC, Heller Financial, Inc. and the First National Bank of Chicago.

Kevin L. Roberg, 60

Director since 2007

Mr. Roberg was Chairman, Chief Executive Officer and President of ProStaff, Inc. from 2007 to 2008. He has been a Principal of Kelsey Capital Management (a private investment firm with special emphasis in health care) since 1998. He has been a General Partner of Delphi Ventures (a health care venture capital firm) since 1999. In 1995, he was Chief Executive Officer and President of Medintell Systems Corporation (which was acquired by ValueRx). From 1995 to 1998, he was Chief Executive Officer and President of ValueRx. He holds Directorships with Universal Hospital Services, Inc and various private companies. During the past five years, he was also a Director of OmniCell Technologies. and Compellent Technology, Inc.

David D. Stevens, 58

Director since 2004

Mr. Stevens served as Interim Chief Executive Officer and Chairman of the Board of Wright Medical Group from April 2011 until September 2011. He has been a private investor since August 2006. Prior to that time, he was Chief Executive Officer of Accredo Health Group, Inc. (a subsidiary of Medco Health Solutions, Inc.) from 2005 to August 2006; Chairman of the Board and Chief Executive Officer of Accredo Health, Inc. from 1996 to 2005; and, President and Chief Operating Officer of Southern Health Systems, Inc. from 1983 to 1996. He is a Director of Wright Medical Group, Inc. and was a Director of Medco Health Solutions, Inc. until April 2012. He has held no other directorships in public companies during the past five years.

Director Experience

While discrete experience relative to a few corporate functions may be preferable for Companies with large boards, the size of our Board and our committee assignment practice make nonemployee director candidates with broad ranging and diverse experience better suited for our organization. Our nonemployee directors have identified experience and abilities across a wide range of our corporate functions which individually and collectively are valuable qualifications for service on our Board and committees.

Michael L. Ducker is our newest director and has extensive international business experience which makes him a valuable addition as we seek to enhance our global footprint. His international business experience includes global operations; international business strategy and market development; and international economic policy reform.

Jeananne K. Hauswald joined our Board in 1993 and brought with her proven leadership in the areas of international business, corporate finance, investment management, strategic planning, merger and acquisition (“M&A”) transactions and human resources (“HR”). In addition to serving as vice president and treasurer of the Seagram Company, LTD, she was also vice president of HR responsible for the worldwide HR activities for 18,000 employees including labor relations, compensation and benefits, recruiting, training and succession planning which has proven beneficial in her service on our Board in all capacities and, in particular, her membership on the Compensation Committee. Her recent appointment as Chairman of the Compensation Committee of the Constellation Brands Board will provide additional experience beneficial to our Board and the Compensation Committee, in particular.

Dean Jernigan was elected to the Board in 1999. Mr. Jernigan has experience in the areas of operations, international business, finance and public company oversight having founded Storage USA, Inc. in 1984. He took the Company public prior to his retirement in 2002. We believe Mr. Jernigan’s “soup to nuts” experience provides a unique perspective to company operations and strategy.

Ronald B. Kalich has served on our Board since 1998. He holds a B.S.E.E. from Carnegie-Mellon University and has broad electrical industry experience having held executive positions with Westinghouse Electric, Cooper Industries, Danaher Corporation, and Marmon Group. His education and industry experience give him an insider’s understanding of our Electrical Division.

Kenneth R. Masterson has over 25 years’ experience in the areas of operations, international business, legal, regulatory, government affairs, security and public company oversight. At the time of his election to our Board in 1995, he was senior vice president, general counsel and secretary of Federal Express Corporation and served on its Executive Committee. This public company governance experience makes him particularly well-suited to provide leadership on our Board.

Dominic J. Pileggi’s career in our industry began in 1979. Since his start as a sales representative in Thomas & Betts’ electronics division that year, he has held numerous positions with the Company. His career with us progressed steadily through a variety of management positions and he was named a business president in 1988 where he earned a reputation for strengthening the company’s leadership across all markets and growing organic sales and earnings. From 1995 to 2000, he held senior executive positions with Casco Plastics, Inc., Jordan Telecommunications and Viasystems Group before returning to Thomas & Betts in 2000 as Group President-Electrical. In 2003, he was named Chief Operating Officer and was promoted to Chief Executive Officer in 2004. He was elected Chairman of the Board in 2006. His distinguished career brings an invaluable and intimate knowledge of our business, products, processes, markets, strategies and our industry. His recent appointment as Chairman of the National Electrical Manufacturers’ Association is confirmation of this acumen.

Dr. Jean-Paul Richard was elected to the Board of Directors in 1996. He is experienced in industrial operations and international business and has served as CEO of two public companies. He also founded two companies: a packaging machinery manufacturer and a global parts and components distributor for the mining industry. His experience in public company leadership and private company manufacturing and global distribution give him a range of experiences which are valuable to our Board.

Rufus H. Rivers joined the Board in 2008 and brought to the Board valuable investment banking experience. His background and experience are in the areas of operations and finance having co-founded an investment fund focused on private debt and equity investments where he is responsible for staffing; fundraising and investor relations; marketing and deal origination; investment due diligence and analysis; and portfolio monitoring. Since joining the Board, he has been an important member of the Audit Committee serving as the designated Audit Committee Financial Expert.

Kevin L Roberg was first elected to the Board in 2007. Mr. Roberg has extensive experience in the areas of operations and finance, primarily in the healthcare field where he developed and oversaw the operations of a national dental plan and various health plan HMOs. Companies he has led have been recognized for significant increases in revenue, service improvements, cost control, and entity integration. These experiences are an asset to our Board.

Joining our Board in 2004, David D. Stevens brought extensive professional background which included marketing, operations, finance and public company oversight. During a span of nine years, he led a company from formation to listing on the NASDAQ. His service on various public, private and non-profit Boards makes him a valuable participant on our Board and Committees.

Executive Officers

Information regarding the executive officers of the Corporation is included in Part I of the Corporation’s Form 10-K for fiscal year ended December 31, 2011 and incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

On the basis of our review of reports and representations submitted by the directors and executive officers of the Company, all Forms 3, 4 and 5 showing ownership of and changes in ownership of Common Stock were timely filed in 2011 with the Securities and Exchange Commission as required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

Corporate Governance

Code of Conduct

A copy of our Code of Conduct may be found at the Investors section of our website at www.investor.tnb.com under Corporate Governance. We will post any amendment or waivers to the Code of Conduct that are required to be publicly disclosed on our website at the Investors section. We will also send a print copy of our Code of Conduct to any shareholder upon request directed to the Secretary.

Procedure for Recommendation of Nominees

There have been no changes to the procedures by which security holders may recommend nominees to our board of directors.

Audit Committee

Our Audit Committee is comprised of four members of the Board of Directors, each of whom meet the independence, experience and other requirements of the New York Stock Exchange, Rule 10A-3 under the Securities Exchange Act of 1934, and our Governance Guidelines. Each member is financially literate as determined by the Board of Directors in its business judgment and at least one member has accounting or related financial management expertise as determined by the Board of Directors in its business judgment. The Board of Directors has determined that Rufus H. Rivers qualifies as an Audit Committee Financial Expert. The other members of the Committee are Dean Jernigan, Kevin L. Roberg and David D. Stevens, Chairman.

Internet Availability of Committee Charters and Governance Guidelines

Copies of the charters of the Audit Committee, the Nominating and Governance Committee and the Compensation Committee as well as our Governance Guidelines are available at the Investors section of our website, www.investor.tnb.com.

Communicating with the Board of Directors

You may contact the Board of Directors, the Lead Director, or any committee of the Board of Directors by using any of the following methods:

•

Communications may be submitted in writing, in a sealed envelope, addressed to the Secretary of the Company. The Secretary will forward the sealed envelope to a nonemployee director designated by the Board of Directors to receive and address such communications. This procedure is described under the heading “Communications with the Board of Directors” in the Investors section of our website at www.investor.tnb.com.

•

Anonymous communications may be submitted through the Secretary or the Company’s EmPower Line, a hotline operated by a third party, toll free at (888) 511-5093. Either the Secretary or the third-party vendor will forward the submission to a nonemployee director designated by the Board of Directors to receive and address such communications.

Item 11:	Executive Compensation

Compensation Committee Interlocks and Insider Participation

As of December 31, 2011 the Compensation Committee consisted of Ronald B. Kalich, Sr., as Chairman, Jeananne K. Hauswald, Kenneth R. Masterson and Jean-Paul Richard. None of the current members of the Committee is or was an officer or employee of the Company. During 2011, none of our executive officers served as a director or member of the compensation committee of any other entity whose executive officers served on our Board of Directors or Compensation Committee.

EXECUTIVE COMPENSATION

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Form 10-K/A statement with management. Based on such review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Ronald B. Kalich, Sr., Chairman

Jeananne K. Hauswald

Kenneth R. Masterson

Jean-Paul Richard

Compensation Discussion & Analysis

Introduction

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

In recent years, the Company has achieved solid results despite significantly varying market conditions. Our ability to continue this performance is dependent in part on attracting and retaining key management. Our compensation philosophy, as discussed below, is designed to align the financial interests of our management team with those of our shareholders and motivate the team to accomplish our strategic goals.

Oversight

The Compensation Committee of the Board of Directors (the “Committee”) discharges the Board’s responsibilities relating to the compensation of our Company’s Chief Executive Officer (“CEO”), and other named executive officers listed in the Summary Compensation Table (collectively, the “Executive Officers”). The Committee approves all policies, plans, and programs under which compensation is paid or awarded to the Executive Officers. In carrying out these duties, it:

•	identifies, quantifies, and approves performance goals for the Executive Officers;

•	annually reviews the collective and individual performance of these top executives;

•	uses performance measurements in awarding compensation and in setting new performance goals for the future;

•	reviews compensation actions relating to the Executive Officers; and

•	oversees and evaluates the effectiveness of our executive compensation policies and programs in hiring, motivating, and retaining other key employees.

For 2011, the Committee retained the services of independent compensation advisory firm Towers Watson to assist with the review and evaluation of our compensation policies and to propose, as appropriate, changes to our compensation plans and arrangements. The use of an independent consultant provides additional assurance that our programs are reasonable and consistent with our Company’s objectives. The Committee is also supported in its work by the Company’s management team. Finally, the Committee periodically meets in executive session, with no management, consultants, or employees present.

During 2011, Towers Watson was paid approximately $60 thousand for executive compensation advice as described above. Towers Watson was also paid $1.2 million for services to the Company and its worldwide benefit plans during fiscal year 2011. Services included plan accounting valuations; actuarial services; ERISA compliance and regulatory activities; and qualified plan communication materials.

The Compensation Committee has concluded that the advice received by the Committee from Towers Watson continues to be objective, unbiased, and independent. The Committee will continue to exercise oversight over the relationship with Towers Watson to provide continued assurance of the absence of any conflict of interest.

Executive Compensation Philosophy and Policies

Our primary compensation philosophy is:

•	to develop a compensation package that attracts highly qualified executives to work for our Company;

•	to balance annual performance with incentives to achieve long term success; and

•	to encourage executives who deliver strong performance to remain with our Company and to continue that level of performance.

With the assistance of Towers Watson, the Committee developed and implemented compensation policies, plans, and programs that are designed to closely align the financial interests of our executives with those of our shareholders in order to enhance the long-term growth and profitability of our Company, and therefore the creation of long-term shareholder value. Our compensation programs provide a mix of cash and equity-based compensation to achieve these goals, all of which are discussed in more detail below.

We strive to ensure that executive compensation relates to the measures of our Company’s financial performance that are important to investors. We believe that the quality and dedication of our executive officers is a critical factor affecting the long-term value of our Company. As in prior years, for 2011 we ultimately based our determinations regarding executive compensation on our assessment of each executive officer’s leadership, contribution to the Company’s overall performance and potential to enhance productivity, growth and long-term shareholder value. The use of tally sheets was introduced last year as an internal tool for evaluation of executive compensation.

The Committee relies upon its collective, considered judgment, together with advice from its independent consultants and other advisors as noted, and not upon rigid guidelines, formulas, or short-term changes in our stock price in determining the amount and mix of compensation elements for the executive officers.

Key factors affecting our judgments include the following:

•	the nature and scope of each named executive’s responsibilities and performance;

•	subjective assessment of each named executive’s effectiveness in leading our initiatives to enhance customer value, productivity, and growth;

•	each named executive’s contributions to the Company’s financial results;

•	each named executive’s success in creating a culture of integrity and compliance with applicable law and our Company’s ethics policies; and

•	each named executive’s existing current salary, bonus target and other compensation awards.

Our evaluation of each named executive involves an analysis of the overall business performance, the scope of each individual executive’s responsibility, and the executive’s performance. Overall business performance outcomes are primarily measured by our profitability and the management of our assets. As a group, approximately 75.12% of the Executive Officers’ 2011 total annual target compensation is derived from annual incentive compensation and long-term incentive compensation elements which are directly associated with overall business performance as described below. Approximately 24.88% is derived from the base salary compensation element which is directly associated with the evaluation of individual performance. The CEO provides input and makes recommendations regarding the compensation of the other executive officers. The nature and scope of each named executive’s duties determines salary grade which contains a salary midpoint and range within which individual performance sets salary. The other elements of executive compensation and benefits are designed to attract and retain executives and are not directly associated with overall business or individual performance. The following table sets out the individual 2011 compensation targets for each of our named executive officers.

	2011 Compensation Targets for Named Executive Officers
Name and Principal Position	Salary ($)	Target Management Incentive ($)	Equity Awards ($)	Total Target Direct Compensation ($)	Salary Percentage of Target (%)	Management Incentive and Equity Percentage of Target (%)
Dominic J. Pileggi	970,000	970,000	3,528,424	5,468,424	17.74	82.26
Chairman and Chief Executive Officer
William E. Weaver, Jr.	462,240	300,456	654,401	1,417,097	32.62	67.38
Senior Vice President and Chief Financial Officer
Charles L. Treadway	494,046	342,186	998,184	1,834,416	26.93	73.07
President and Chief Operating Officer
Imad Hajj	416,000	249,600	521,753	1,187,353	35.04	64.96
Senior Vice President – Global Operations
J.N. Raines	389,572	214,265	468,716	1,072,553	36.32	63.68
Vice President – General Counsel and Secretary

Although we do not seek to benchmark the named executive officers’ compensation to any reference point, we consider total compensation levels at the median of industrial manufacturing companies with revenues within a reasonable range of our Company’s size. Mr. Pileggi’s 2011 base salary and target bonus were at the median of CEO compensation at comparably sized industrial companies. His long term incentive compensation was slightly above the median which placed his targeted total compensation slightly above the median of CEOs in this group represented by industrial manufacturing firms of like size. We also took steps to structure each named executive’s compensation in a manner that we believe will help ensure the continuity of our Company’s leadership.

Our decisions concerning the specific 2011 compensation elements for executive officers were made within this framework. As noted above, in all cases we ultimately based specific decisions involving executive officer compensation upon our judgment about each individual named executive’s leadership performance and potential future contributions, as well as whether each particular payment or award would provide an appropriate incentive and reward for performance that sustains and enhances long-term shareholder value.

The Compensation Committee has reviewed all components of the named executive officers’ compensation. In the course of its review, the Committee considered data, information and survey results provided by consultants, outside counsel and management. Based on this review, the Committee finds the named executive officers’ total compensation and, in the case of the severance and change-in-control scenarios, the potential payouts, in the aggregate, to be reasonable and not excessive.

In the course of its analysis, the Committee took into consideration whether any of these compensation policies and practices as well as all compensation policies and practices for our employees generally created any risks or were reasonably likely to create any risks that would have a material adverse impact on the company. The Committee determined they did not.

Say on Pay

Stockholders owning more that 92% of the shares voting at our 2011 Annual Meeting voted to approve the compensation of our named executive officers. We have interpreted this as an endorsement of our current compensation philosophy and practices. Although this vote was advisory and non-binding, the Committee carefully reviewed the results of the vote and considered them in evaluating our compensation policies for the named executive officers.

Elements of Executive Compensation

As described above, we intend that our executive compensation policies and programs include a combination of compensation elements that enable our Company to attract, motivate, reward, and retain executives of superior ability who are dedicated to the long-term interests of our investors. Each component of an executive’s compensation is presented, reviewed, and analyzed in the context of all components of the executive’s total compensation. Merit increases to base salary are tied to individual performance. Short-term incentive payouts are based on consolidated corporate performance. The value of long-term incentive payouts is directly related to changes in our Company’s stock price. Each of these components of executive compensation is described in greater detail below.

Base Salary

We set base salary for our CEO and our other named executive officers at levels that are intended to achieve two goals:

•

to be competitive with that paid in industries that we believe have financial, operational, and risk characteristics that are sufficiently similar to our Company to provide a reasonable basis for comparison; and

•

to provide a reasonable degree of financial security, opportunity, and flexibility in their financial affairs to those individuals who the Committee regards as adequately performing the duties associated with their positions.

In furtherance of these objectives, we establish a base salary range and salary midpoint based upon a salary grade evaluation for the CEO and other named executive officers that reflect the nature and scope of the executive’s duties. We also periodically, though not necessarily annually, review the salary levels of a sampling of comparable companies in the manufacturing sector as well as those in other industries that we believe provide a reasonable basis for comparison. To provide the Committee with a general understanding of the compensation of other companies in the Industrial Manufacturing Sector, Towers Watson supplied the Committee, at its September 2011 meeting, survey results for Industrial Manufacturing Survey participants from Towers Watson’s 2011 CDB General Industry Executive Compensation Database (A.O. Smith, Ametek Ball, Barnes, Bemis, Brady, Bucyrus

International, Calgon, Cameron International, Connell, Cooper Industries, Corning, Donaldson, Eaton, Flexible Steel Lacing, Fortune Brands, GAF Materials, Goodman Manufacturing, Graco, Greif, Herman Miller, Husky Injection Molding Systems, ITT-Corporation, Illinois Tool Works, Ingersoll-Rand Plc, Invensys Controls, Matthews International, MeadWestvaco, Milacron, Nypro, Owens-Illinois, Parker Hannifin, Polymer Group, Regal Beloit, Rockwell Automation, SCA Americas, SPX Corporation, Sealed Air, Sensata Technologies, ShawCor, Snap-on Inc. Sulzer Pumps UP, Swagelok, Terex, Textron, Timkin, Toro, USG and Wilsonart International). Towers Watson adjusted this data by means of a regression analysis for comparison to the Company’s historical and projected revenues. In addition to those respondents included in the Towers Watson Industrial Manufacturing Survey, the Committee requested and was provided proxy data for Cooper Industries and Hubbell Inc. which we consider comparable companies within our industry. Although we do not attempt to specifically tie executive base pay to that offered by any particular sampling of industrial manufacturing companies, our review provides a useful gauge in administering our Company’s base compensation policy. We also exercise subjective judgment in view of our compensation objectives by considering the credentials, length of service, experience, and consistent performance of each of the named executive officers, relative to the range of executive compensation, when setting compensation levels for those executives. We believe our executives’ total pay is within the market median on both an overall and per element basis in the group described above. In December 2011, the Committee approved the following salary increases for 2012: 5% for Mr. Pileggi, 5% for Mr. Weaver, 10% for Mr. Treadway, 5% for Mr. Hajj and 3% for Mr. Raines.

Annual Incentive Compensation

Incentive compensation is earned pursuant to the Thomas & Betts Management Incentive Plan (“MIP”). For the CEO and other named executive officers included in the Summary Compensation Table, performance targets were established in January 2011. The performance targets had two criteria. The first criteria is consolidated earnings from continuing operations before interest, taxes, depreciation and amortization which is further adjusted under the Company’s custom and practice for share-based compensation, stock divestiture gains or losses, foreign exchange gains or losses, and unusual items such as asset impairment charges (collectively, “corporate EBITDA”). Corporate EBITDA comprised 75% of the 2011 performance target weighting. We selected corporate EBITDA as a criteria because it focuses management’s attention on operating profit while removing the impact of external market factors that are essentially outside the control of management. Working Capital (accounts receivable, plus inventory, minus accounts payable) as a percentage of sales is the second criteria which comprises the remaining 25% of the performance target weighting. We chose Working Capital as a criteria to emphasize efficient management of the Company’s capital resources. Each criteria has a performance achievement range from a 50% threshold to a maximum of 200%. Upon the achievement of 100% of target, based on the combined achievement of EBITDA and working capital as a percentage of sales, 100% of the incentive targets ranging from 55% to 100% of base salary are paid out. Until the minimum performance threshold is achieved, nothing is paid out. At achievement of the minimum threshold, 50% of the incentives are paid out. Alternatively, if the performance criteria targets are achieved and exceeded, at a specified threshold, incentives may be paid out up to a maximum of 200% of the applicable target percentage of base salary. The targets approved by the Committee excluded the effect of certain unplanned events such as any acquisition or divestiture occurring after the Committee’s approval of the targets at its January 2011 meeting.

For fiscal year 2011, the named executives had the following target incentives as a percentage of base salary: Mr. Pileggi had a target of 100%; Mr. Weaver had a target of 65%; Mr. Treadway had a target of 65% until his election as President and Chief Operating Officer in March, thereafter he had a target of 70%; Mr. Hajj had a target of 60%; and Mr. Raines had a target of 55%. These targets are based on pay grade. The actual attainment of corporate EBITDA as defined for MIP purposes for fiscal year 2011 was $388,802,000; and the actual attainment of working capital as a percent of sales for MIP purposes was 13.1%. The total combined payout for all corporate employees covered under the MIP for 2011 was 147% of target, with the weighted corporate EBITDA calculation resulting in a 97% payout and weighted Working Capital calculation resulting in 50% payout. The following table summarizes the incentive compensation earned by the named executive officers under the MIP for fiscal year 2011.

	Target as a % of Base Salary			Minimum	Target 100%		Maximum	($000s) Actual Results	% of Bonus Target		2011 Incentive Earned	Payout/ % of Salary
(in thousands)		Criteria	Weight	50%		150%	200%
Dominic J. Pileggi	100%	Corporate EBITDA W/C% of Sales	75% 25%	$339,967 16.0%	$377,741 15.0%	$396,583 14.75%	$415,424 14.5%	$388,802 13.1%	97.0% 50.0%	}	147.0%	$1,425,900 147.0%
William E. Weaver, Jr.	65%	Corporate EBITDA W/C% of Sales	75% 25%	$339,967 16.0%	$377,741 15.0%	$396,583 14.75%	$415,424 14.5%	$388,802 13.1%	97.0% 50.0%	}	147.0%	$441,670 95.5%
Charles L. Treadway	65%70%	Corporate EBITDA W/C% of Sales	75% 25%	$339,967 16.0%	$377,741 15.0%	$396,583 14.75%	$415,424 14.5%	$388,802 13.1%	97.0% 50.0%	}	147.0%	$503,015 101.8%
Imad Hajj	60%	Corporate EBITDA W/C% of Sales	75% 25%	$339,967 16.0%	$377,741 15.0%	$396,583 14.75%	$415,424 14.5%	$388,802 13.1%	97.0% 50.0%	}	147.0%	$366,912 88.2%
J. N. Raines	55%	Corporate EBITDA W/C% of Sales	75% 25%	$339,967 16.0%	$377,741 15.0%	$396,583 14.75%	$415,424 14.5%	$388,802 13.1%	97.0% 50.0%	}	147.0%	$314,969 80.9%

Long-Term Incentive Compensation

In 2011, targeted long-term compensation represented about 56% of the executives’ total targeted compensation taken as a group. The total value (as determined in accordance with ASC 718) of long-term compensation (restricted stock, performance stock units (“PSUs”) and stock options) awarded to each executive was based on the mid-point of their salary grade multiplied by a factor ranging from 343%, in the case of Mr. Pileggi, to 130%, in the case of Mr. Raines. The salary grade factors were developed based upon our evaluation of the appropriate compensation and incentive levels and our consideration of the award levels for executives in similar positions at similar industrial manufacturing companies (page 11). These factors are reviewed from time-to-time with the assistance of third-party compensation consultants to help ensure they are appropriate.

In 2011, the executive officers received 25% of their long-term compensation in the form of restricted stock awards, 50% in the form of stock option awards and 25% in the form of PSUs. The Committee also views stock options as performance based, as the ultimate value of the options (indeed whether the options ultimately have any value) depends on share price increase from the grant to the exercise dates. The combination of the PSU and option components of the long-term compensation results in 75% of the executive officers’ long term compensation being subject to performance based risk.

The total value of the 2011 equity based awards was determined based on competitive market data provided by our outside consultants.

A. Performance Stock Units

Performance Stock Units were added to our long-term incentive compensation package for executive officers and certain key management in 2010. PSUs are subject to a 3-year measurement period. The performance measurement is the Company’s relative total shareholder return (“TSR”) against the S&P 400 MidCap Index. Only companies within the index on the first and last days of the performance period will be counted. PSUs will cliff vest in three years with 50% payout upon achievement of TSR in the 35th percentile (min), 100% payout upon achievement of the 50th percentile (mid) and 200% payout upon achievement of the 80th percentile (max). The target PSUs awarded in December 2011 to the executives are as follows: 12,399 units to Mr. Pileggi, 2,300 units to Mr. Weaver, 3,508 units to Mr. Treadway, 1,833 units to Mr. Hajj and 1,647 units to Mr. Raines. Upon certification by the Committee of attainment of the performance percentile, units will vest as shares and be registered in the name of the grantee. Because the service and performance period does not begin until January of the year following the December award, no compensation attributable to the performance stock units is reflected in the grantees’ compensation in the Summary Compensation Table for the year of the award. Compensation attributable to the performance stock units is reflected in the Summary Compensation Table for the year in which the performance period begins.

B. Stock Options

Stock option grants are another important part of our long-term incentive compensation package. The option grants are intended to provide a significant form of equity compensation that will reward our executive officers and others for Company stock price appreciation while maintaining a continuing proprietary interest in our Company. The Committee authorizes stock option grants to eligible employees. Scheduled grants are made by the Compensation Committee at their December meeting. Unscheduled grants may be authorized by the Committee if the Committee determines additional grants are appropriate for our business purposes (for example, new hires, special projects, etc.). In determining grants, the Committee establishes for each named executive an award value based on a target percentage of the midpoint of their salary grade.

In December 2011, the Committee also approved stock option grants totaling 400,615 shares to 102 management personnel, including the executive officers. The awards, which vest ratably over three years, constitute 8.9% of the shares authorized under the 2008 Plan. Of the total awards, 92,553 options were granted to Mr. Pileggi, 17,165 options were granted to Mr. Weaver, 26,183 options were granted to Mr. Treadway, 13,686 options were granted to Mr. Hajj, and 12,295 options were granted to Mr. Raines which totaled 3.6% of the common stock authorized to be awarded under the 2008 Plan. The stock options granted in December 2011 are subject to ratable vesting over a period of three years.

C. Restricted Stock Awards

Restricted stock awards are an important element of our long-term compensation package to executive officers and others in that they are intended to provide an ownership interest in the Company. These awards have a retention element due to a cliff-vesting period of three years.

In December 2011, the Committee approved the award of 78,434 shares of restricted stock under the Thomas & Betts Corporation 2008 Stock Incentive Plan (“the 2008 Plan”) to 82 members of management, including the executive officers. The December awards included 16,738 shares of restricted stock to Mr. Pileggi, 3,104 shares to Mr. Weaver, 4,735 shares to Mr. Treadway, 2,475 shares to Mr. Hajj, and 2,224 shares to Mr. Raines. Restricted shares under the 2008 Plan vest after 3 years.

Pursuant to the 2008 Plan, the CEO is delegated authority to make awards to employees not subject to Section 16(b) of the Exchange Act, subject to certain limitations.

Qualified Retirement Plans

Effective December 31, 2010, the Company froze the Thomas & Betts Pension Plan which was closed to new participants effective January 1, 2008. The freeze fixed the accrued benefit of all eligible participants. Funded entirely by the Company, the plan provides each eligible participant with a benefit based on a funding formula computed by our independent actuaries, Towers Watson. The basic formula, as provided in the plan, is 1.5% of a participant’s average monthly compensation as of December 31, 2010 multiplied by the participant’s years of credited service completed through December 31, 2010, then reduced by 50% of a participant’s primary social security benefit multiplied by the years of credited service divided by 35. Beginning January 1, 2011, no further benefits accrue under the pension plan.

Pursuant to the Thomas & Betts Pension Plan Part A, a participant acquires a non-forfeitable benefit upon completing five years of vesting service. Unvested Employees who were participants in the plan prior to the freeze will continue to accrue service for vesting purposes only. For participants hired prior to 60 years of age, the normal retirement age is 65. Each participant’s pension benefit is calculated using two different formulae. The participant receives the larger benefit as calculated under the two formulae. The available forms of payment include: lump sum for benefits valued below a certain amount; single life annuity; qualified joint and survivor annuity with 120 months certain; 66 2/3% joint and survivor annuity with 120 months certain; life annuity with 120, 180 or 240 months certain or 120 monthly installments. The form of payment elected by the participant affects the amount of the benefit.

Messrs. Pileggi, Hajj and Raines have vested and accrued benefits under the frozen pension plan. Messrs. Weaver and Treadway were hired after January 1, 2008 and were not eligible to participate in the pension plan.

The Thomas & Betts Employees’ Investment Plan provides a company match on the first five percent of compensation deferred by participants subject to IRS limitations. The company matches 75% of the first three percent of compensation deferred and 50% of the next two percent of compensation deferred. The company also contributes a nonelective contribution on behalf of each participant. In addition, during 2011 and 2012, participants affected by the pension freeze receive an additional company contribution or “transition benefit” via a point system based on age and years of credited service as defined by the pension plan. Each of the Named Executive Officers participates in the defined contribution plan and is eligible for the company match and nonelective contribution on the same basis as employees generally. Messrs. Pileggi, Hajj and Raines also receive the transition benefit on the same basis as similarly situated employees.

Supplemental Executive Retirement Payments

The Compensation Committee has designated certain executives for participation in the Thomas & Betts Corporation Executive Retirement Plan (the “ERP”) in addition to their participation in the Thomas & Betts Pension Plan (see Pension Benefits Tables, page 25). In March 2010, the Compensation Committee determined that no future executives would be designated for participation in the plan. Future executives may instead be designated for receipt of a supplemental contribution in the Thomas & Betts Supplemental Executive Investment Plan (“SEIP”).

The ERP provides additional retirement income and death benefit protection in recognition of the executive’s contribution in carrying out senior management responsibilities. In addition, the Committee believes the ERP assists in the retention of senior management due to its provisions limiting payment of benefits upon separation from service only upon attainment of both age and service thresholds. If a participant separates from service prior to attainment of both age and service thresholds, no benefit is paid unless the Committee exercises its discretion to do so. Messrs. Pileggi, Weaver, Treadway, Hajj, and Raines have been designated by the Committee to participate in the Plan.

A participant is eligible to receive a retirement benefit under the plan upon completion of five or more years of service, attainment of early retirement or normal retirement age as defined by the plan and termination of employment. The amount of the benefit is reduced by the amount of the benefit that is or would be payable pursuant to the Pension Plan. The available forms of payment include: 10 year certain and life, 100% joint and survivor annuity with 120 months certain or lump sum payment which is the default form. The form of payment elected by the participant affects the amount of the benefit.

The ERP is an “unfunded” plan. It is considered a general contractual obligation of the Company and is subject to the claims of the Company’s creditors. In the event that the Company becomes insolvent, the participants will be unsecured general creditors of the Company. This status with respect to these benefits aligns the interests of the participants with the long-term interests of the Company and its shareholders.

Deferred Compensation Plans

We currently maintain the Thomas & Betts Supplemental Executive Investment Plan (“SEIP”), an unfunded, nonqualified deferred compensation plan which permits key employees to voluntarily elect to defer the payment of up to 80% of their base salary and bonus. The SEIP was implemented to provide selected key employees greater flexibility in structuring the timing of their compensation payments and, therefore, to motivate and encourage the retention of these employees. The SEIP investment funds are generally the same as those available to participants in the Thomas & Betts Employees’ Investment Plan (401(k) Plan); excluding an investment in the Company stock fund. SEIP Participants also elect, pursuant to the terms of the plan, the form and timing of their distributions from the plan. We match contributions to the SEIP up to a maximum of 5% of base salary and bonus, but do not provide any guarantees with respect to earnings on deferrals under the plan or provide an above-market rate of return. Participant accounts in the SEIP are also credited with the nonelective Company contribution and, if applicable, the transition benefit in excess of the permissible 401(k) limits. The nonelective contribution is equal to 3% of total compensation as defined by the plan plus 2% of total compensation above the social security taxable wage base less the amount that would be contributed to the 401(k) plan and the SEIP using the same formula. The transition benefit is an additional Company contribution determined on a point system based on age and years of credited service as defined by the pension plan and is provided to participants affected by the December 31, 2010 pension freeze. In September 2010, the Plan was amended and restated to provide a supplemental company contribution to executive officers designated by the Committee for receipt of the supplemental benefit. The account balances of the named executive officers are set forth in the “Nonqualified Deferred Compensation Table” at page 27.

Other Components of Executive Compensation

We provide certain other forms of compensation and benefits to the CEO and the other named executive officers, including: 401(k) matching contributions, life insurance, annual physical exams, excess liability coverage, and an allowance for perquisites. We also entered into a Health Benefits Continuation Agreement (effective February 2, 2005) to provide Mr. Pileggi and his covered dependents with lifetime health benefits upon his qualifying retirement. The health benefits under the Health Benefits Continuation Agreement are the same benefits maintained by us for other active employees. We have reviewed these other components of compensation in relation to the total compensation of the CEO and the other named executive officers, and determined that they are reasonable and appropriate. The perquisite allowance is provided by the Company in lieu of specific perquisite benefits. It is intended to provide a competitive level of benefit in lieu of perquisites such as auto expenses, memberships and financial planning.

Stock Ownership and Retention Guidelines

At the recommendation of the Compensation Committee and the Nominating and Governance Committee, in December 2005, the Board adopted stock ownership and retention guidelines in order to encourage our directors and executive officers to acquire and retain ownership of a significant number of shares of our Company’s common stock while they serve as directors or officers of our Company. The Compensation Committee and Board believe that equity ownership is a cornerstone of good corporate governance because directors and officers who own substantial equity positions in our

Company generally are more proprietary in their approach to oversight and management of our Company than they would be if they had little or no stake in our Company. Equity ownership therefore helps to align the interests of our directors and officers with those of our Company and its other shareholders.

The stock ownership and retention guidelines for nonemployee directors and executive officers can be found in the Company’s Governance Guidelines which may be accessed at www.investor.tnb.com. In summary, each nonemployee director must acquire and retain Company stock equal in value to three times the current annual retainer fee. The nonemployee directors have a three year grace period from the later of December 31, 2005 or their date of appointment to comply with the guidelines. Until such time as this ownership guideline has been attained, directors may not, without the prior written approval of the Chair of the Nominating and Governance Committee, sell any portion of any stock award, outright or restricted, except in an amount sufficient to cover the taxes at the time of the award or vesting. With regard to executive officers, the CEO must acquire and retain Company stock equal in value to five times his current base salary. The other executive officers must acquire and retain Company stock equal in value to two times their current base salary. In addition, division presidents are required to retain stock equal in value to one time or one and one half times their current base salary, depending on grade level. Until such time as this ownership guideline has been attained, all full value shares delivered through the Company’s executive compensation plans, except those withheld and sold to pay taxes, must be retained. With regard to both nonemployee directors and executive officers, the combination of stock purchased in the market, stock acquired upon exercise of stock options, all vested and unvested stock awards and shares (or share equivalents) held in any Company-sponsored retirement plan, satisfy the ownership and retention guidelines; however, unexercised stock options and performance stock units are not counted toward this requirement. The stock value to be considered in calculating attainment of the guideline is a 365-day rolling average.

Chief Executive Officer Compensation

Mr. Pileggi’s 2011 compensation consisted of base salary, annual incentive and long-term incentives. The Committee determined the level for each of these elements using methods consistent with those used for the other senior executives. The Committee discussed this determination with the Board. In 2011, Mr. Pileggi’s base salary was at an annual rate of $970,000. Mr. Pileggi’s total targeted compensation in 2011 was expected to be slightly above the median of total targeted compensation paid to chief executive officers of similarly sized industrial manufacturing companies (page 11). Mr. Pileggi’s target annual incentive is 100% of base salary and the maximum incentive payable is 200% of base salary. Mr. Pileggi earned an annual incentive payment for 2011 in the amount of $1,425,900 under the Management Incentive Plan. In December 2011, Mr. Pileggi received a restricted stock award of 16,738 shares, options to purchase 92,553 shares of the Company’s common stock and a target award of 12,399 performance stock units which will not be valued for compensation purposes until the beginning of the performance period in January 2012.

Our Corporate Governance Guidelines require an annual evaluation of the CEO’s performance. As part of this process, the Committee is responsible for conducting an independent assessment of the CEO’s performance that includes soliciting feedback from our Company’s directors. In December 2011, the Committee, in executive session, evaluated Mr. Pileggi’s performance with respect to leadership, strategic planning, financial goals and systems, financial results, succession planning, human resources, communications with shareholders, external and Board relations, and other responsibilities and key business objectives. We will continue to evaluate Mr. Pileggi on the basis of these responsibilities and objectives as part of our deliberations when considering any adjustments to Mr. Pileggi’s compensation.

Mr. Pileggi and the Committee annually evaluate the performance of the other named executive officers. In December 2011, they assessed each named executive officer’s performance considering all of their responsibilities in light of our key business objectives.

Limitations on Deductibility of Certain Compensation for Federal Income Tax Purposes

We generally seek to ensure that the compensation paid to our senior executives is deductible for federal income tax purposes. Our Company’s primary objective in designing and administering its compensation policies is to support and encourage the achievement of our Company’s strategic goals and to enhance long-term shareholder value. We intend to attempt to structure our compensation programs such that compensation paid will be tax deductible by our Company whenever that is consistent with our Company’s compensation philosophy. The Compensation Committee intends to periodically review the potential impact of Code Section 162(m) in structuring and administering our compensation programs.

Also, the deductibility of some types of compensation payments can depend upon the timing of an executive’s vesting or exercise of previously granted rights. Interpretations of and changes in applicable tax laws and regulations as well as other factors beyond the Committee’s control also can affect deductibility of compensation. For these and other reasons, the Committee has determined that it will not necessarily seek to limit executive compensation to the amount that will be fully deductible under Section 162(m) of the Internal Revenue Code.

Subsequent Events

On January 29, 2012, we entered into a merger agreement with ABB Ltd (“ABB”), pursuant to which an indirect wholly owned subsidiary of ABB will be merged with and into the Company, with the Company surviving the merger as an indirect wholly owned subsidiary of ABB. The merger agreement provides that, if the merger is completed, holders of shares of the Company’s common stock will have the right to receive $72.00 in cash for each share that they own immediately prior to the effective time of the merger. Holders of equity awards on shares of the Company’s common stock, including stock options, restricted stock and performance stock units, will have the right to receive $72.00 in cash for each share underlying each award that they hold immediately prior to the effective time of the merger (or, in the case of a stock option, $72.00 minus the per share exercise price of the option). The closing of the merger is subject to customary conditions, including approval by our shareholders and expiration or termination of the applicable waiting period under the Hart-Scott Rodino Act and the antitrust laws of certain foreign jurisdictions. For estimates of the amounts that the Named Executive Officers would receive for their shares and equity awards if the merger is completed, see the “Interests of Thomas & Betts’ Directors and Executive Officers” section of the definitive merger proxy statement that we filed with the SEC on March 30, 2012.

SUMMARY COMPENSATION TABLE

This table shows the compensation earned by our Chief Executive Officer, Chief Financial Officer, and the other three most highly paid named executive officers for 2011. For assumptions made in valuing and recognizing compensation expense of restricted stock awards, grants of stock options and performance stock units (“PSUs”), see Note 12 in the Notes to Consolidated Financial Statements in our 2011 Form 10-K, beginning on page 68 .

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Comp Earnings ($)	All Other Compensation ($)	Total ($)
Dominic J. Pileggi	2011	970,000	—	1,769,426	1,846,331	1,425,900	1,857,664	489,988	8,359,309
Chairman and Chief Executive Officer	2010	930,000	—	864,789	1,836,544	1,199,700	536,174	141,007	5,508,214
	2009	934,731	—	1,017,422	2,468,097	467,365	4,000,921	218,170	9,106,706
William E. Weaver, Jr.	2011	462,240	—	328,130	342,423	441,670	245,315	108,806	1,928,584
Senior Vice President and Chief Financial Officer	2010	432,000	—	160,402	340,618	362,232	123,678	86,748	1,505,678
	2009	420,585	—	188,685	457,750	136,690	80,519	127,804	1,412,033
Charles L. Treadway(1)	2011	494,046	—	414,084	522,322	503,015	243,858	110,459	2,287,784
President and Chief Operating Officer	2010	432,000	—	160,402	340,618	362,232	154,332	105,715	1,555,299
	2009	331,238	—	377,380	897,632	266,500	64,013	846,706	2,783,469
Imad Hajj(1)	2011	416,000	—	261,616	273,021	366,912	1,029,751	163,476	2,510,776
Senior Vice President — Global Operations	2010	400,000	—	127,892	271,569	309,600	514,122	56,741	1,679,924
	2009	398,831	—	150,431	364,958	119,649	1,261,647	60,269	2,355,785
J.N. Raines	2011	389,572	—	235,055	245,272	314,969	383,050	151,201	1,719,119
Vice President — General Counsel and Secretary	2010	378,225	—	114,860	243,960	268,351	283,511	65,268	1,354,175
	2009	392,488	—	135,160	327,858	107,934	552,711	72,011	1,588,162

(1)	On February 25, 2011, Mr. Treadway was promoted to the position of President and Chief Operating Officer and Mr. Hajj was named Senior Vice President-International and Operational Development effective March 1, 2011.

(2)	The Stock Awards column includes the 2011 restricted stock awards at the grant date fair value of $52.70 and the target number of PSUs at the grant date fair value of $69.08 which were granted in 2010 and for which January 1, 2011 was the first day of the three year performance period. If maximum performance of 200% is achieved, the executives will vest in the following shares: 25,690 for Mr. Pileggi, 4,764 for Messrs. Weaver and Treadway, 3,798 for Mr. Hajj and 3,412 for Mr. Raines.

Notes: The stock and option award amounts shown in the preceding table represent the grant date fair value of the awards. The options are exercisable in one-third increments on each first, second and third anniversary of the date of grant. The amounts in the Non-Equity Incentive Plan Compensation column represent amounts earned by each named executive officer under the Management Incentive Plan (“MIP”). The amounts represent 147% of target for Messrs. Pileggi, Weaver, Treadway, Hajj, and Raines. The Change in Pension Value and Nonqualified Deferred Compensation Earnings column shows the aggregate change in the actuarial present value of each named executive officer’s accumulated pension benefit under the Company’s Executive Retirement Plan and qualified pension plan for executives who joined the company prior to the freeze. There was no above-market interest or other preferential earnings on nonqualified deferred compensation during 2011.

Messrs. Weaver and Treadway relocated to Memphis in 2009. Their “All Other Compensation” amount for 2009 includes reimbursed relocation expenses. The relocation amount reported for Mr. Weaver represents $41,477 reimbursed for relocation expenses and $20,834 tax gross up per the company’s relocation policy applicable to all salaried employees.

The 2009 relocation amount reported for Mr. Treadway includes $21,922 for reimbursed relocation expenses, $10,316 tax gross up pursuant to the Company’s relocation policy, $480,000 reimbursed for the loss on the sale of his previous residence and $275,311 tax gross up on the loss. Mr. Treadway moved from the Simi Valley, California area where residential real estate values suffered some of the greatest declines in the country. Accordingly, the Company agreed, to the extent necessary, to reimbursement of mortgage costs and loss on the sale of his California residence. Pursuant to the terms of the agreement, these reimbursements were subject to repayment for any voluntary termination by Mr. Treadway until March 16, 2012.

The amounts reported under the “All Other Compensation” column are comprised of the following for 2011:

	Perquisite Allowance ($)	401(K) Match ($)	Transition Benefit ($)(2)	Non-Elective Company Contribution ($)(3)	SEIP Match ($)	Insurance Premium ($)	Aircraft Use ($)	Club Dues ($)	Total ($)
Dominic J. Pileggi(1)	35,000	7,963	187,836	125,041	62,553	40,862	30,036	697	489,988
William E. Weaver, Jr.	25,000	7,963	—	39,087	18,833	17,923	—	—	108,806
Charles L. Treadway	25,000	7,963	—	40,678	19,866	16,952	—	—	110,459
Imad Hajj	25,000	7,963	43,790	56,890	15,620	14,213	—	—	163,476
J.N. Raines	25,000	7,963	41,194	49,408	13,420	14,216	—	—	151,201

(1)	Aircraft use for Mr. Pileggi of $30,036 represents personal use of the company plane. This amount is taxable to Mr. Pileggi. Personal aircraft usage is valued as the incremental cost to the Company, which includes fuel, landing fees, maintenance and other expenses that would not have been incurred by the Company if the aircraft had not been used for personal travel.

(2)	Employees who formerly participated in the Thomas & Betts Pension Plan whose benefits were frozen after December 31, 2010, received an additional company contribution in their 401(k) accounts in 2011 and will receive an additional contribution in 2012. To the extent receipt of this contribution is limited due to qualified plan rules, the contribution is made to the SEIP.

(3)	All employees receive a company nonelective contribution in the 401(k). To the extent receipt of this contribution is limited due to qualified plan rules, the contribution is made to the SEIP.

As previously discussed (see “Compensation Discussion & Analysis-Other Components of Executive Compensation”) above, we provide a perquisite allowance for use by the named executive officer, at his or her discretion, to pay for goods and services normally provided as executive perquisites.

GRANTS OF PLAN-BASED AWARDS TABLE

The following table includes information about stock and option grants made to the named executive officers in 2011. Also included in this table is information about potential payouts under our non-equity incentive compensation plan, the Thomas & Betts Corporation Management Incentive Plan.

								All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh)(4)	Grant Date Fair Value of Stock and Option Awards(5)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date(2)	Threshold ($)(1)	Target ($)(1)	Maximum ($)(1)	Threshold (#)(6)	Target (#)(6)	Maximum (#)(6)
Dominic J. Pileggi	12/7/2011	485,000	970,000	1,940,000	6,200	12,399	24,798	16,738		52.70	882,093
Chairman and Chief Executive Officer	12/7/2011								92,553	52.70	1,846,331
William E. Weaver, Jr.	12/7/2011	150,228	300,456	600,912	1,150	2,300	4,600	3,104		52.70	163,581
Senior Vice President and Chief Financial Officer	12/7/2011								17,165	52.70	342,423
Charles L. Treadway	12/7/2011	171,094	342,187	684,374	1,754	3,508	7,016	4,735		52.70	249,535
President and Chief Operating Officer	12/7/2011								26,183	52.70	522,322
Imad Hajj	12/7/2011	124,800	249,600	499,200	917	1,833	3,666	2,475		52.70	130,433
Senior Vice President — Global Operations	12/7/2011								13,686	52.70	273,021
J.N. Raines	12/7/2011	107,133	214,265	428,530	824	1,647	3,294	2,224		52.70	117,205
Vice President — General Counsel and Secretary	12/7/2011								12,295	52.70	245,272

(1)	These amounts represent the minimum, target, and maximum amounts that can be earned under the Management Incentive Plan at targets established for each level. Each named executive officer has a target incentive amount that can be earned if the Company meets the targets established for the Plan. Until threshold performance is attained no incentive is earned. If the maximum performance is attained, the named executives officers receive 200% of their target amount.

(2)	Equity awards are granted annually to named executive officers and other eligible employees. In 2011, the grants were made at the December meeting of the Compensation Committee. The option awards made under the Thomas & Betts 2008 Stock Incentive Plan, expire December 7, 2021.

(3)	These amounts are the number of shares represented by the restricted stock and stock option awards described in the Summary Compensation Table.

(4)	The exercise price of the stock option awards was calculated using the closing price of the stock on the date of grant.

(5)	These amounts represent the grant date fair value of the equity awards computed in accordance with FASB ASC Topic 718. The fair value of the restricted stock on the grant date of December 7, 2011 was $52.70.

(6)	In December 2011, the executives were awarded Performance Stock Units which are subject to a 3-year measurement period. Because the service and performance period did not begin until January 1, 2012, no compensation attributable to the performance stock units is reported.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

The table below reflects outstanding stock option awards, both vested and unvested, as of December 31, 2011 for each named executive officer. The table also indicates unvested and unearned restricted stock awards assuming a market value of $54.60 per share (our closing market price on December 30, 2011, the last business day of the year).

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dominic J. Pileggi	77,232	—			20.02	2/4/2014	27,182	(17)	1,484,137	12,845	(21)	701,337
Chairman and	57,717	—			29.55	2/2/2015	18,514	(18)	1,010,864	12,399	(22)	676,985
Chief Executive Officer	68,178	—			44.72	2/1/2016	16,738	(20)	913,895
	67,412	—			47.89	1/31/2017
	170,765	—			44.31	1/30/2018
	320,376	—			18.84	12/3/2018
	116,287	58,143		(1)	37.43	12/2/2019
	33,460	66,919		(2)	46.71	12/1/2020
	—	92,553		(3)	52.70	12/7/2021
William J. Weaver, Jr.	5,000	—			24.67	11/3/2018	5,041	(17)	275,239	2,382	(21)	130,057
Senior Vice President and	42,559	—			18.84	12/3/2018	3,434	(18)	187,496	2,300	(22)	125,580
Chief Financial Officer	21,568	10,783		(4)	37.43	12/2/2019	3,104	(20)	169,478
	6,206	12,411		(5)	46.71	12/1/2020
	—	17,165		(6)	52.70	12/7/2021
Charles L. Treadway	30,736	15,368		(7)	22.95	3/16/2019	8,222	(19)	448,921	2,382	(21)	130,057
President and	21,568	10,783		(8)	37.43	12/2/2019	5,041	(17)	275,239	3,508	(22)	191,537
Chief Operating Officer	6,206	12,411		(9)	46.71	12/1/2020	3,434	(18)	187,496
	—	26,183		(10)	52.70	12/7/2021	4,735	(20)	258,531
Imad Hajj	5,852	—			29.55	2/2/2015	4,019	(17)	219,437	1,899	(21)	103,685
Vice President —	7,345	—			44.72	2/1/2016	2,738	(18)	149,495	1,833	(22)	100,082
Global Operations	12,693	—			47.89	1/31/2017	2,475	(20)	135,135
	22,684	—			44.31	1/30/2018
	47,375	—			18.84	12/3/2018
	17,196	8,597		(11)	37.43	12/2/2019
	4,948	9,895		(12)	46.71	12/1/2020
	—	13,686		(13)	52.70	12/7/2021
J.N. Raines	2,348	—			20.02	2/4/2014	3,611	(17)	197,161	1,706	(21)	93,148
Vice President — General	11,126	—			29.55	2/2/2015	2,459	(18)	134,261	1,647	(22)	89,926
Counsel and Secretary	12,837	—			44.72	2/1/2016	2,224	(20)	121,430
	12,693	—			47.89	1/31/2017
	22,684	—			44.31	1/30/2018
	42,559	—			18.84	12/3/2018
	15,448	7,723		(14)	37.43	12/2/2019
	4,445	8,889		(15)	46.71	12/1/2020
	—	12,295		(16)	52.70	12/7/2021

Note: Option awards vest ratably over three years and expire 10 years from the date of the grant. As of December 31, 2011, the vesting dates of the outstanding and unvested option awards are:

(1)	58,143 shares vest 12/2/2012

(2)	33,460 shares vest 12/1/2012; 33,459 shares vest 12/1/2013

(3)	30,851 shares vest 12/7/2012; 30,851 shares vest 12/7/2013; 30,851 shares vest 12/7/2014

(4)	10,783 shares vest 12/2/2012

(5)	6,206 shares vest 12/1/2012; 6,205 shares vest 12/1/2013

(6)	5,722 shares vest 12/7/2012; 5,722 shares vest 12/7/2013; 5,721 shares vest 12/7/2014

(7)	15,368 shares vest 3/16/2012

(8)	10,783 shares vest 12/2/2012

(9)	6,206 shares vest 12/1/2012; and 6,205 shares vest 12/1/2013

(10)	8,728 shares vest 12/7/2012; 8,728 shares vest 12/7/2013; 8,727 shares vest 12/7/2014

(11)	8,597 shares vest 12/2/2012

(12)	4,948 shares vest 12/1/2012; and 4,947 shares vest 12/1/2013

(13)	4,562 shares vest 12/7/2012; 4,562 shares vest 12/7/2013; 4,562 shares vest 12/7/2014

(14)	7,723 shares vest 12/2/2012

(15)	4,445 shares vest 12/1/2012; 4,444 shares vest 12/1/2013

(16)	4,099 shares vest 12/7/2012; 4,098 shares vest 12/7/2013; 4,098 shares vest 12/7/2014

Stock awards are vested and released three years from the date of grant. With regard to stock awards, participants have the option of making an IRS 83(b) election to have the shares taxed in the year of grant, an election to have the shares withheld at vesting to pay the tax liability, or an election to the pay the taxes in cash at vesting.

The vesting dates for the stock awards are:

(17)	Stock award shares will vest 12/3/2012

(18)	Stock award shares will vest 12/2/2013

(19)	Stock award shares will vest 3/16/2012

(20)	Stock award shares will vest 12/7/2014

(21)	Target PSUs granted 12/1/2010 for the performance period 1/1/2011 — 12/31/2013

(22)	Target PSUs granted 12/7/2011 for the performance period 1/1/2012 — 12/31/2014

OPTION EXERCISES AND STOCK VESTED TABLE

The table below shows information regarding options exercised and stock acquired on vesting of stock awards, respectively, during 2011 for the named executive officers.

	Option Awards		Stock Awards
Name & Principal Position	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Dominic J. Pileggi	—	—	76,350	4,015,971
Chairman and Chief Executive Officer
William E. Weaver, Jr.	—	—	8,674	458,879
Senior Vice President and Chief Financial Officer
Charles L. Treadway	—	—	—	—
President and Chief Operating Officer
Imad Hajj	20,000	646,700	10,955	576,634
Senior Vice President — Global Operations
J.N. Raines	—	—	10,143	533,516
Vice President — General Counsel and Secretary

Notes: The “Number of Shares Acquired on Exercise” column of the “Option Awards” columns represents the shares of our stock acquired by the named executive officer through exercise of vested options. The “Value Realized on Exercise” column represents the spread between the exercise price and the share closing price on the date of exercise. The “Number of Shares Acquired on Vesting” column of the “Stock Awards” columns represents shares of our stock acquired by the named executive officer through vesting of restricted stock awards. The “Value Realized on Vesting” column represents the Company’s stock price on the date of the release of the restriction.

PENSION BENEFITS TABLE

The table below lists the actuarial present value of the benefits accrued and payments received, during 2011 for each named executive officer under our Pension Plan and Executive Retirement Plan.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Dominic J. Pileggi	Thomas & Betts Pension Plan	26	854,192	—
Chairman and Chief Executive Officer	Thomas & Betts Corporation Executive Retirement Plan	32	21,034,720	—
William E. Weaver, Jr.	Thomas & Betts Pension Plan	—	—	—
Senior Vice President and Chief Financial Officer	Thomas & Betts Corporation Executive Retirement Plan	3	456,778	—
Charles L. Treadway	Thomas & Betts Pension Plan	—	—	—
President and Chief Operating Officer	Thomas & Betts Corporation Executive Retirement Plan	3	462,203	—
Imad Hajj	Thomas & Betts Pension Plan	28	649,657	—
Senior Vice President — Global Operations	Thomas & Betts Corporation Executive Retirement Plan	29	4,234,194	—
J.N. Raines	Thomas & Betts Pension Plan	9	333,644	—
Vice President — General Counsel and Secretary	Thomas & Betts Corporation Executive Retirement Plan	15	3,131,219	—

Notes: On December 4, 2001, the Compensation Committee of the Board of Directors approved an additional five years of age and credited service under the Executive Retirement Plan (ERP) for Messrs. Pileggi and Raines. The ERP benefit for Messrs. Pileggi and Raines reflects an increase of $2,406,771 in the case of Mr. Pileggi and $1,175,954 in the case of Mr. Raines due to the additional years of age and/or service. No other executive officers have received additional age or service. The Company has determined that no such grants will be made in the future and that there will be no new participants in the plan. Messrs. Pileggi and Raines were previously vested in the ERP. In 2010, Mr. Hajj vested in the ERP. The other named executive officers are not yet vested participants.

Pursuant to The Thomas & Betts Pension Plan, a participant acquires a non-forfeitable benefit upon completing five years of vesting service. For participants hired prior to 60 years of age, the normal retirement age is 65. The amount of the pension benefit is based upon the participant’s years of credited service as defined by the plan as of December 31, 2010, the participant’s average monthly compensation as defined by the plan as of December 31, 2010 and the participant’s Primary Social Security benefit. Each participant’s pension benefit is calculated using two different formulae. The participant receives the larger benefit as calculated under the two formulae. The available forms of payment include: lump sum for benefits valued below a certain amount; single life annuity; qualified joint and survivor annuity with 120 months certain; 66 2/3% joint and survivor annuity with 120 months certain; life annuity with 120, 180, or 240 months certain or 120 monthly installments. The form of payment elected by the participant affects the amount of the benefit. Messrs. Weaver and Treadway joined the Company after the soft freeze of the plan and therefore have no accrued benefit thereunder.

Pursuant to ERP, the normal retirement is age 65. Five years of credited service, attainment of early retirement or normal retirement age as defined by the plan and termination of employment are required for eligibility for a benefit. The available forms of payment include: 10 year certain and life, 100% joint and survivor annuity with 120 months certain or lump sum payment which is the default form. The form of payment elected by the participant affects the amount of the benefit.

Note: For assumptions associated with benefit plans, see Note 13 in the Notes to Consolidated Financial Statements in our Form 10-K beginning on page 71.

NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Dominic J. Pileggi	96,234	346,624	(23,029)	—	1,941,752
Chairman and Chief Executive Officer
William E. Weaver, Jr.	28,973	47,806	(1,455)	—	133,363
Senior Vice President and Chief Financial Officer
Charles L. Treadway	30,564	50,430	(4,580)	—	207,890
President and Chief Operating Officer
Imad Hajj	43,790	87,408	(88,569)	—	1,510,768
Senior Vice President — Global Operations
J.N. Raines	20,646	75,260	7,925	—	462,800
Vice President — General Counsel and Secretary

During 2011, executive officers deferred a portion of their 2011 salary and/or a portion of their 2010 incentive, paid in February 2011, into the Thomas & Betts Supplemental Executive Investment Plan (the “SEIP”). The SEIP allows highly compensated management employees to defer a portion of their salary and/or incentive into generally the same investment accounts that are available to participants in the Thomas & Betts 401(k) plan, excluding an investment in the Company stock fund. The SEIP allows the deferral of compensation that would otherwise not be permitted under the 401(k) Plan due to Internal Revenue Code limitations and limitations imposed by the 401(k) Plan itself. The executive officers can defer up to 80% of their salary and annual incentive. An irrevocable election is made by the participants prior to the beginning of the year. We also contribute a match on up to 5% of an employee’s compensation deferrals in excess of IRS limits to the SEIP. The matching amount is computed on the total of the SEIP deferral and an assumed 5% 401(k) deferral. The excess of the total amount over the maximum match attainable under the terms of the 401(k) Plan is contributed to the SEIP. Prior to January 1, 2011, a Pension Ineligible executive was entitled to receive a company nonelective contribution equal to 3% of total compensation as defined by the plan plus 2% of total compensation above the social security wage base less the amount that would be contributed to the 401(k) plan and the SEIP using the same formula. Effective January 1, 2011, all participants are eligible to receive the company nonelective contribution. In September 2010, the Plan was amended and restated to provide a supplemental company contribution to executive officers designated by the Committee for receipt of the supplemental benefit. None of the executive officers listed above have been so designated. The “Aggregate Earnings in Last FY” column represents earnings and losses (including dividends and capital gains) on plan balances in 2011. SEIP balances are distributed only at termination in accordance with federal tax laws. The last column represents the year end balance of the SEIP.

The “Executive Contributions in Last FY” column reflects the named executive officer’s deferral of compensation earned. The “Registrant Contributions in Last FY” column reflects the Company’s match of a portion of the named executive officer’s contributions which exceed the 401(k) plan limits and the Company nonelective contribution. The executive and registrant contributions are reflected in the Summary Compensation Table as “Salary,” “Non-Equity Incentive Plan Compensation” or “All Other Compensation.”

Potential Payments Upon Termination or Change-In-Control

We have agreements with each named executive officer providing benefits under certain circumstances upon a Change-in-Control of the Company as defined by the agreements. These agreements are intended to compensate for the uncertainty in a change-in-control and to encourage executive focus during a pivotal leadership period. The agreements for Dominic J. Pileggi and J.N. Raines provide for benefits upon the occurrence of a change-in-control event. These “single trigger” agreements were provided to Messrs. Pileggi and Raines at the time of their retention when the Company was experiencing significant legal and business challenges. The Committee determined that these conditions dictated the provision of these agreements for Messrs. Pileggi and Raines. The agreements for William E. Weaver, Jr., Charles L. Treadway, and Imad Hajj do not contain this provision as they were retained or promoted to their positions under different circumstances. The agreements for Messrs. Weaver, Treadway and Hajj provide for benefits if employment is terminated by the Company without cause (as defined by the agreement) within three years following the change-in-control event, or by the named executive officer for good reason (as defined by the agreement) after a change-in-control event. Events that constitute leaving employment for good reason are: the assignment of duties inconsistent with the named executive officer’s position; the diminution of the named executive officer’s position, authority, duties or responsibilities; failure to provide compensation and benefits specified in the agreement; relocation to an office that is 35 miles or more from the location where the named executive officer was employed immediately prior to the change-in-control; failure to require any successor to the company to assume and agree to perform the agreement; or voluntary termination by the named executive officer within a 30 day period following the one-year anniversary of the change-in-control. All agreements provide that a named executive officer’s employment may be terminated for cause, which is defined as the named executive officer’s conviction of, or plea of guilt, to a felony; or the willful engaging by the executive in gross misconduct which is materially and demonstrably injurious to the Company. A termination for cause would render the executive ineligible for the change-in-control benefits. The Company has determined that no future termination protection or change-in-control agreements will include single trigger or modified single trigger provisions.

The following table lists in more detail the benefits each executive officer would have received at December 31, 2011 either upon a change-in-control for Messrs. Pileggi and Raines or for a termination of employment, for the other executives, after a change-in-control of the company. On March 30, 2012, the Company filed a definitive proxy statement in which it seeks shareholder approval of a merger between the company and ABB. If the merger is approved by the Company’s shareholders and upon completion of the merger, a change-in-control of the Company will occur. The definitive proxy statement, filed in connection with the proposed merger, discloses the benefits each executive officer would receive at the effective time of the merger, either upon a change-in-control for Messrs. Pileggi and Raines upon a specified termination of employment, for the other executives, after a change-in-control.

Change-in-Control Termination 12/31/11	Cash Severance ($)(1)	Bonus ($)(1)	Welfare Plan Benefits ($)(2)	Vesting of Options & Stock ($)(3)	Retirement Plan ($)(4)	Other Payments ($)(5)	Excise Tax & Gross-Up ($)(6)	Total ($)(7)
Dominic J. Pileggi	6,748,206	1,244,402	130,728	4,110,233	1,243,425	15,000	—	13,491,994
William E. Weaver, Jr	2,548,416	362,232	100,048	1,077,951	1,474,060	15,000	1,967,648	7,545,355
Charles Treadway	2,661,696	362,232	99,703	2,119,456	1,478,233	15,000	1,813,685	8,550,005
Imad Hajj	2,251,800	309,600	93,278	607,753	1,398,555	15,000	1,479,877	6,155,863
J. N. Raines	2,247,807	334,697	92,556	546,000	705,573	15,000	1,210,455	5,152,088

Notes:

(1)	The “Cash Severance” column represents a cash lump sum equal to three times the named executive officer’s annual compensation as defined in the agreement, comprised of annual salary, average bonus and perquisite allowance. The “Bonus” column represents the named executive officer’s average bonus, which is defined as the higher of the target bonus or the highest bonus paid to the named executive officer in respect of any of the five calendar years immediately prior to the calendar year in which the change-in-control occurs.

(2)	The “Welfare Plan Benefits” column represents three years of additional health care, dental, long term disability, accidental death and dismemberment, and life insurance coverage. Messrs. Pileggi and Raines are also entitled to receive travel and accident coverage. The value of Mr. Pileggi’s health continuation coverage which is provided under a separate agreement irrespective of a change-in-control is not included in this table.

(3)	The “Vesting of Options and Stock” column represents full vesting of all of the named executive officer’s unvested stock options, restricted shares and the vesting of performance stock units at target. The Grant Agreements for unvested stock option awards held by Messrs. Pileggi, Hajj and Raines provide that the options are not forfeited upon retirement because these executives are retirement eligible for this purpose and the options are effectively vested, they are not included in this table.

(4)	The “Retirement Plan” column represents credit for an additional three years of age and service under our Executive Retirement Plan (“ERP”) and automatic eligibility for retirement under the plan. Messrs. Pileggi and Raines are already retirement eligible and Mr. Hajj is eligible for early retirement; therefore, the change-in-control event would not result in their receipt of any additional Retirement Plan benefits other than the three years of age and service. Their total ERP benefits after a change-in-control can be determined by totaling the amounts in the Retirement Plan column with their respective amounts in the Present Value of Accumulated Benefit column of the Pension Benefits Table. Messrs. Weaver and Treadway are not retirement eligible but would be deemed retirees under the ERP by virtue of the change-in-control event. Therefore, the Retirement Plan column for Messrs. Weaver and Treadway includes the total of all of their ERP benefits.

(5)	The “Other Payments” column represents payment for outplacement services.

(6)	The “Excise Tax and Gross-Up” column represents additional payments to compensate the named executive officer for excise taxes and income taxes incurred due to the payment of the change-in-control payments. As of December 31, 2011, the change-in-control payments that would have been received by Mr. Pileggi do not meet the definition of “Excess Parachute Payments” as defined in Section 280(G) of the Internal Revenue Code and would not have been subject to the excise tax or gross up.

(7)	The aggregate dollar value of the sum of all amounts reported in columns (1) through (6).

All agreements require the former executive to acknowledge that any confidentiality agreement between the named executive officer and the Company remains in full force and effect and survives the termination of employment.

Potential Payments Upon Involuntary Termination

Upon involuntary termination of employment of a named executive officer, the Committee has the discretion to approve severance agreements and benefits for the named executive officer in light of practices at comparable companies. Any such agreement would be in lieu of a minimum severance benefit based on years of service with us. Also, a named executive officer would have 30, 60, or 90 days to exercise vested stock options after the date of termination depending on under which of our equity compensation plans the options were granted. The named executive officer would also receive any nonqualified deferred compensation as of the termination date subject to any applicable delays in accordance with the regulations under 409A. Our equity incentive plans provide for forfeiture of unvested stock options and stock awards, unless the Committee determines a waiver of the forfeiture is appropriate.

Potential Payments Upon Resignation or Retirement

Upon voluntary resignation, unless the Committee determines otherwise, a named executive officer would forfeit all outstanding annual cash incentive awards and unvested equity awards. A named executive officer would have 30, 60 or 90 days, depending on the plan under which the options were granted, following resignation to exercise vested stock options, and would receive any nonqualified deferred compensation as of the termination date subject to any applicable delays in accordance with the regulations under 409A.

In the case of retirement after one-half of the award period has elapsed, a pro rata portion of annual cash incentive awards shall be paid. All options granted prior to December 2011 vest upon retirement and the officer would have three or six years to exercise stock options, depending on the plan under which the options were granted. The grant agreements, for options granted in December 2011, provide three year ratable vesting upon retirement. Exercises cannot occur within six months of the date of grant under our plans. Also, awards cannot be extended beyond their normal expiration date because of retirement. The named executive officer would also receive any pension benefits and nonqualified deferred compensation that are vested as of the retirement date subject to any applicable delays in accordance with the regulations under 409A.

Potential Payments Upon Death or Disability

In the event of total and permanent disability, a named executive officer would receive payment for all unpaid salary and unused vacation. The Committee has discretion to approve payment of incentives earned through the date of termination. Unvested stock options become immediately exercisable and the named executive officer has six years from the date of permanent disability to exercise outstanding options granted under the 1993 and 2001 Stock Option Plans and two years to exercise options granted under the Equity Compensation Plan (“ECP”). Pursuant to the 2008 Stock Incentive Plan, vested options may be exercised for two years from the date of permanent disability. However, in no event will an option remain exercisable for more than 10 years from the date of grant. Restrictions lapse on unvested restricted stock in the case of total and permanent disability.

In the event of the death of the named executive officer, his beneficiary would receive payment for all unpaid salary and unused vacation. Under the Management Incentive Plan, if employment terminates due to death or disability after one-half of the award period has elapsed, a pro rata portion of the award shall be paid. Unvested stock options become immediately exercisable and the beneficiary of the named executive officer has three years from the date of death to exercise outstanding options granted under the 1993 and 2001 Stock Option Plans and one year to exercise options granted under the ECP. The 2008 Plan allows one year from the date of death to exercise vested options. However, in no event will an option remain exercisable for more than ten years from the date of grant. Restrictions lapse on unvested restricted stock in the case of death. If a named executive officer dies, is married on the date of death, and has a vested benefit, both the Thomas & Betts Pension Plan and the Executive Retirement Plan provide a pre-retirement death benefit.

Director Compensation Table

The following table shows the compensation of each of our nonemployee directors for 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Restricted Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael L. Ducker	58,796	49,983	49,983	—	—	—	158,762
Jeananne K. Hauswald	74,796	49,983	49,983	—	—	—	174,762
Dean Jernigan	75,796	49,983	49,983	—	—	—	175,762
Ronald B. Kalich, Sr.	78,796	49,983	49,983	—	—	—	178,762
Kenneth R. Masterson	102,296	49,983	49,983	—	—	—	202,262
Jean-Paul Richard	68,796	49,983	49,983	—	—	—	168,762
Rufus H. Rivers	77,796	49,983	49,983	—	—	—	177,762
Kevin L. Roberg	74,296	49,983	49,983	—	—	—	174,262
David D. Stevens	93,796	49,983	49,983	—	—	—	193,762
William H. Waltrip	21,330	—	—	—	—	—	21,330

Note: For assumptions made in valuing and recognizing compensation expense for share-based awards and stock options, see Note 12 in the Notes to Consolidated Financial Statements in our 2011 Form 10-K beginning on page 68.

Our nonemployee directors earn an annual retainer, as well as fees for serving as a committee chairman, attending board or committee meetings (whether in person or by telephone) and serving as the Lead Director. No fees are paid for actions taken by unanimous written consent in lieu of a meeting. Employee directors do not receive any fees for serving as a director or as a member of any committee. The following are nonemployee director fees for the 2011-2012 year:

Annual Retainer	$50,000
Nominating and Governance Committee Chairman Annual Retainer	$7,500
Audit and Compensation Committee Chairman Annual Retainer	$10,000
Board Meeting Fee	$2,000
Committee Meeting Fee	$1,500
Lead Director Fee	$20,000

Upon their election at the May 4, 2011 meeting of Shareholders, the nonemployee directors received an out-right stock award with a fair value of $49,983 and a restricted stock award with a fair value of $49,983 which vests in one year. Fair values are based on the closing price of the stock on the grant date. No stock options were granted to nonemployee directors in 2011.

All retainers and the Lead Director fee are paid on a quarterly basis at the end of each calendar quarter. All other cash director fees are paid as incurred.

Deferred fee distributions from the Deferred Fee Plan for Nonemployee Directors, which was terminated in 2004, are paid in stock for whole shares and cash for fractional shares in a lump sum following termination of service as a director unless the Nominating and Governance Committee determines to make such distribution in cash. Deferred fee distributions for fees deferred since 2004, pursuant to the Nonemployee Directors Equity Compensation Plan and the Thomas & Betts 2008 Stock Incentive Plan are paid in cash or stock as determined by the Nominating and Governance Committee. Mr. Rivers elected to defer 100% of his non-equity compensation in 2011.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows beneficial ownership of our common stock as of April 5, 2012, by each director, the Chief Executive Officer, Chief Financial Officer, and each of the other three most highly compensated named executive officers who were serving as executive officers at the end of 2011, and all directors and executive officers as a group. Except as otherwise stated in the footnotes, each of the individuals named exercises sole voting and investment power over his or her shares. The address of each of Thomas & Betts’ directors and executive officers listed below is c/o Thomas & Betts Corporation, 8155 T&B Boulevard Memphis, Tennessee 38125.

	Beneficial Ownership as of April 5, 2012
Name	Common Stock	Stock Options exercisable within 60 days of March 21, 2012	Whole Stock Units	Restricted Stock	Total Shares	Percentage (%)
Michael L. Ducker	1,098	—	—	898	1,996	*
Jeananne K. Hauswald	7,550	6,962	2,590	3,382	20,484	*
Dean Jernigan****	7,356	1,549	1,288	2,181	12,374	*
Ronald B. Kalich, Sr.	24,356	11,962	9,374	2,498	48,190	*
Kenneth R. Masterson	24,356	11,962	2,426	3,148	41,892	*
Jean-Paul Richard	21,556	11,962	3,685	2,898	40,101	*
Rufus H. Rivers	9,876	—	—	898	10,774	*
Kevin L. Roberg	9,087	—	—	898	9,985	*
David D. Stevens	13,556	6,962	—	1,048	21,566	*
Dominic J. Pileggi	81,694	911,427	—	62,434	1,055,555	2.00
William E. Weaver, Jr.	6,318	75,333	—	11,579	93,230	*
Charles L. Treadway	5,901	73,878	—	13,210	92,989	*
Imad Hajj	—	—	21,020	9,232	30,252	*
J.N. Raines	25,886	124,140	—	8,294	158,320	*
All directors and executive officers as a group (16 persons)**					1,739,537	3.29

*	Less than 1%. As of April 5, 2012, there were a total of 52,832,489 shares of Thomas & Betts common stock issued and outstanding.

**	Represents nine nonemployee directors and seven executive officers (including the five named executive officers listed above).

****	Mr. Jernigan has pledged 5,299 shares of Thomas & Betts stock as security for a personal loan.

The Common Stock column represents shares that are owned directly or jointly with family members. The Stock Options column represents shares that may be purchased through the exercise of stock options within 60 days of April 5, 2012. Restricted Stock is beneficially owned by the named individual and may be voted, but not transferred because of restrictions as of the record date.

Included in the table are executive officers’ investments in the Company stock fund in the Company 401(k) plan. An investment in the Company stock fund is reported in units which represent a fractional share of Company stock and a cash investment. As of April 5, 2012, Mr. Hajj held 65,099.532 units in the Company stock fund. Vanguard, the Plan Trustee, provided a conversion factor of .323 to estimate the shares represented by these units. Accordingly, 21,020 shares are included in Mr. Hajj’s common stock holdings.

The Deferred Fee Plan for Nonemployee Directors which was terminated in 2004 allowed Directors to defer fees earned for Board service as stock credits payable in the form of shares of the Company’s common stock upon retirement. These stock credits which have no voting rights are included for purposes of calculating the beneficial ownership of those Directors who participated in the plan.

Name	Number of Stock Credits
Jeananne K. Hauswald	2,590
Dean Jernigan	1,288
Ronald B. Kalich, Sr.	9,374
Kenneth R. Masterson	2,426
Jean-Paul Richard	3,685

Mr. Rivers has deferred fees pursuant to the Thomas & Betts Corporation 2008 Stock Incentive Plan. These deferrals are also notionally accounted for as stock credits; however, they are paid upon termination or retirement in cash or shares as determined by the applicable committee. As of April 5, 2012, his fee deferrals totaled 4,912 stock credits.

Beneficial Owners of More Than 5% of Common Stock

	Beneficial Ownership
Name	Shares	%
GAMCO Investors, Inc.(1)	6,695,131	12.67
One Corporate Center Rye, New York 10580
BlackRock, Inc.(2)	3,233,580	6.12
40 East 52nd Street New York, NY 10022
Sasco Capital, Inc.(3)	2,719,842	5.15
10 Sasco Hill Road Fairfield, CT 06824

(1)	Mario J. Gabelli directly and indirectly controls various entities which collectively hold 6,695,131 shares. The 13D disclosure filed with the SEC on March 27, 2012 by GAMCO Investors, Inc. lists the following holdings: Gabelli Funds, LLC has sole voting and dispositive power as to 2,383,137 shares; GAMCO Asset Management, Inc. has sole voting power as to 3,733,296 shares and sole dispositive power as to 3,934,796 shares; Gabelli Securities, Inc. has sole voting and dispositive power as to 237,498 shares; Gabelli Foundation, Inc. has sole voting and dispositive power as to 17,000 shares; MJG Associates, Inc. has sole voting and dispositive power as to 4,000 shares; MJG-IV Limited Partnership has sole voting and dispositive power as to 20,000 shares; GGCP, Inc. has sole voting and dispositive power as to 21,000 shares; GAMCO Investors, Inc. has sole voting and dispositive power as to 18,400 shares and Mario J. Gabelli has sole voting and dispositive power as to 59,300 shares.

(2)	BlackRock, Inc., a parent holding company, claims sole voting power and sole dispositive power as to all 3,233,580 shares. Information regarding BlackRock, Inc. is from the Schedule 13G/A filed with the Securities and Exchange Commission on February 13, 2012.

(3)	Sasco Capital, Inc., an investment adviser, claims sole voting power as to 890,132 shares and sole dispositive power as to 2,719,842 shares. Information regarding Sasco Capital, Inc. is from the Schedule 13G/A filed with the Securities and Exchange Commission on February 10, 2012.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of December 31, 2011, we had the following compensation plans under which common stock has been issued or may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders
2008 Stock Incentive Plan	2,423,939	34.94	704,519	*
Equity Compensation Plan	988,943	42.94	—
Non-employee Directors Equity Compensation Plan	44,870	35.40	—
1993 Management Stock Ownership Plan	140,604	19.97	—
Equity compensation plans not approved by security holders
Deferred Fee Plan for Non-employee Directors	25,055	—	—
Non-employee Directors Stock Option Plan	40,000	19.17	—
2001 Stock Incentive Plan	29,470	17.27	—

Total	3,692,881	36.21	704,519

*	Of the 704,519 securities remaining available for future issuance under the 2008 Stock Incentive Plan, 622,369 may only be issued as stock options or stock appreciation rights and 82,150 may be issued as restricted stock, restricted stock units, stock grants, stock credits, performance stock, performance stock units, stock appreciation rights or stock options.

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

2001 Stock Incentive Plan

The 2001 Stock Incentive Plan provided that key employees could receive nonqualified stock option grants for shares of common stock in an amount determined by the Board of Directors. The option exercise price was the fair market value of a share of common stock on the date the option was granted. Each option grant usually vests in increments of one-third over a three year period, and has a ten year life, subject to earlier expiration upon an employee’s termination of service.

Item 13:    Certain Relationships and Related Transactions and Director Independence

Related party transactions may present potential for actual conflicts of interest and can create the impression that our decisions are based on factors other than the best interests of the Company and its shareholders.

The Nominating and Governance Committee of our Board of Directors reviews the independence of our directors. In preparation of this Form 10-K/A, the Committee makes certain inquiries of our directors, director nominees, and executive officers and reviews all transactional relationships in order to disclose any potential related party transactions. These inquiries include the completion of director and officer questionnaires and evaluation of director independence. The Nominating and Governance Committee must annually make a determination of director independence and disclose the basis for such finding.

There were no “related party” transactions arising during 2011 requiring disclosure under applicable NYSE listing standards, SEC rules and regulations or our policy and procedures. We have, however, entered into indemnity agreements with each of our current directors and executive officers to give such directors and officers additional contractual assurances regarding the scope of the indemnification set forth in our charter and bylaws and to provide additional procedural protections.

No director qualifies as “independent” unless the Board of Directors affirmatively determines that the director has no material relationship with the Company, either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company. The guidelines for director independence are available in our Corporate Governance Guidelines. Under our guidelines, a director is not independent under the following situations:

•	a director who is an employee, or whose family member is an executive officer, of Thomas & Betts until three years after the end of such employment;

•

a director (or immediate family member) who receives more than $120,000 per year in direct compensation from the Company, other than director and committee fees, or pension and deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), until three years after he or she ceases to receive more than $120,000 per year in such compensation;

•

a director (or immediate family member) who is affiliated with or employed by a present or former internal or external independent registered public accounting firm of Thomas & Betts until three years after the end of the affiliation or the employment or auditing relationship;

•

a director (or immediate family member) who is employed as an executive officer of another company where any of Thomas & Betts’ present executives serve on the company’s compensation committee until three years after the end of such service or the employment relationship; and

•

a director (or immediate family member) who is an executive officer or an employee of a company that makes payments to, or receives payments from, Thomas & Betts for property or services in an amount that, in any single fiscal year, exceeds the greater of $1 million or 2% of such other company’s consolidated gross revenues, until three years after falling below such threshold.

In determining director independence the Board considered all of our transactions in which a director or director’s family member was a direct or indirect party. Mr. Stevens is a director of Le Bonheur Children’s Medical Center Foundation, a non-profit organization to which we made a donation pledge of $100,000 in 2007. The final $20,000 installment was paid in 2011.

All of the directors, with the exception of Mr. Pileggi, have been determined by the Board of Directors to be independent directors pursuant to the standards set forth in the listing requirements of the New York Stock Exchange and our Governance Guidelines.

Item 14:	Principal Accountant and Fees

During the past two years, the aggregate fees for professional services rendered by KPMG LLP were as follows:

	Year Ended December 31, 2011 (in thousands)	Year Ended December 31, 2010 (in thousands)
Audit Fees	$2,696	$2,675
Audit Related Fees	263	265
Tax Fees	400	464
All Other Fees	—	—

Total Fees	$3,359	$3,404

Audit Fees include the aggregate fees billed for professional services rendered by KPMG LLP for the audit of our annual consolidated financial statements and internal control over financial reporting and review of quarterly consolidated financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.

Audit Related Fees include the aggregate fees billed for assurance and related services by KPMG LLP that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not included in Audit Fees. These services consisted of audits of benefit plans and environmental compliance letters.

Tax Fees include aggregate fees billed for professional services rendered by KPMG LLP for tax compliance and consultation. The nature of these services was assistance with international income tax compliance and tax audits.

All of the services described above were approved in advance by the Committee.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3. Exhibits

The Exhibit Index is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THOMAS & BETTS CORPORATION (Registrant)
Date: April 16, 2012

By:	/s/ DOMINIC J. PILEGGI
Dominic J. Pileggi
Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DOMINIC J. PILEGGI Dominic J. Pileggi	Chairman of the Board, and Chief Executive Officer (Principal Executive Officer)	April 16, 2012

/s/ MICHAEL L. DUCKER Michael L. Ducker	Director	April 16, 2012

/s/ JEANANNE K. HAUSWALD Jeananne K. Hauswald	Director	April 16, 2012

/s/ DEAN JERNIGAN Dean Jernigan	Director	April 16, 2012

/s/ RONALD B. KALICH, SR. Ronald B. Kalich, Sr.	Director	April 16, 2012

/s/ KENNETH R. MASTERSON Kenneth R. Masterson	Director	April 16, 2012

/s/ JEAN-PAUL RICHARD Jean-Paul Richard	Director	April 16, 2012

/s/ RUFUS H. RIVERS Rufus H. Rivers	Director	April 16, 2012

/s/ KEVIN L. ROBERG Kevin L. Roberg	Director	April 16, 2012

/s/ DAVID D. STEVENS David D. Stevens	Director	April 16, 2012

Signature	Title	Date

/s/ WILLIAM E. WEAVER, JR. William E. Weaver, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 16, 2012

/s/ DAVID L. ALYEA David L. Alyea	Vice President — Controller	April 16, 2012

ITEM 15:	EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Charter of Thomas & Betts Corporation (Filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Thomas & Betts Corporation (Filed as Exhibit 3.1 to the Registrants’ Current Report on Form 8-K dated June 3, 2009 and incorporated herein by reference).

4.1	Second Supplemental Indenture dated as of February 10, 1998, between Thomas & Betts Corporation and The Chase Manhattan Bank, as Trustee (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 2, 1998 and incorporated herein by reference).

4.2	Third Supplemental Indenture dated as of May 7, 1998 between Thomas & Betts Corporation and The Chase Manhattan Bank, as Trustee (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 4, 1998 and incorporated herein by reference).

4.3	Trust Indenture dated as of August 1, 1998 between Thomas & Betts Corporation and The Bank of New York, as Trustee (Filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 dated December 3, 2008 and incorporated herein by reference).

4.4	Supplemental Indenture No. 1 dated February 10, 1999, between Thomas and Betts Corporation and The Bank of New York, a Trustee (Filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 dated December 3, 2008 and incorporated herein by reference).

4.5	Supplemental Indenture No. 2 dated May 27, 2003, between Thomas & Betts Corporation and The Bank of New York, as Trustee (Filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 dated December 3, 2008 and incorporated herein by reference).

4.6	Form of Supplemental Indenture No. 3 between Thomas & Betts Corporation and The Bank of New York Mellon Trust Company, N.A. (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 16, 2009 and incorporated herein by reference).

10.1†	Thomas & Betts Corporation 1993 Management Stock Ownership Plan, as amended through June 5, 2001, and Forms of Grant Agreement (Filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001 and incorporated herein by reference).

10.2†	Deferred Fee Plan for Non-employee Directors as amended and restated effective May 6, 1998 (Filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999 and incorporated herein by reference).

10.3†	Restricted Stock Plan for Non-employee Directors as amended March 7, 2003 (Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

Exhibit No.	Description of Exhibit

10.4†	Non-employee Directors Stock Option Plan and Form of Stock Option Agreement, as amended March 9, 2001 (Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.5†	Thomas & Betts Corporation 2001 Stock Incentive Plan (Filed as Exhibit 10.1 to Registrant’s Registration Statement on Form S-8 dated May 2, 2001 (File No. 333-60074), and incorporated herein by reference).

10.6†	Non-employee Directors Equity Compensation Plan (Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

10.7†	Form of Non-Qualified Stock Option Agreement pursuant to the Thomas & Betts Corporation Non-employee Directors Equity Compensation Plan (Filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K dated August 31, 2004 and incorporated herein by reference).

10.8†	Equity Compensation Plan (Filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

10.9†	Form of Restricted Stock Agreement pursuant to the Thomas & Betts Corporation Equity Compensation Plan (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).

10.10†	Form of Incentive Stock Option Agreement pursuant to the Thomas & Betts Corporation Equity Compensation Plan (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).

10.11†	Form of Nonqualified Stock Option Agreement pursuant to the Thomas & Betts Corporation Equity Compensation Plan (Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 2, 2005 and incorporated herein by reference).

10.12†	Form of Restricted Stock Agreement Pursuant to Thomas & Betts Corporation Non-employee Directors Equity Compensation Plan. (Filed as Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.13†	Amended and Restated Thomas & Betts Corporation Pension Restoration Plan (Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated September 11, 2007 and incorporated herein by reference).

10.14	Amended and Restated Thomas & Betts Corporation Indemnification Agreement (Filed as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K dated September 11, 2007 and incorporated herein by reference).

10.15	Second Amended and Restated Credit Agreement dated October 16, 2007, among Thomas & Betts Corporation, as Borrower, the Lenders party hereto, and Wachovia Bank, N.A., as Administrative Agent, and Wachovia Capital Markets, LLC and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Runners (Filed as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K dated October 17, 2007 and incorporated herein by reference).

Exhibit No.	Description of Exhibit

10.16†	Health Benefits Continuation Agreement dated September 5, 2007 between Thomas & Betts Corporation and Dominic J. Pileggi (Filed as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K dated September 11, 2007 and incorporated herein by reference).

10.17†	The Thomas & Betts Corporation Management Incentive Plan, as Amended and Restated effective January 1, 2009 (Filed as Exhibit 10.41 to the Registrant’s Current Report on Form 8-K dated May 7, 2008 and incorporated herein by reference).

10.18†	The Thomas & Betts Corporation 2008 Stock Incentive Plan (Filed as Exhibit 10.42 to the Registrant’s Current Report on Form 8-K dated May 7, 2008 and incorporated herein by reference).

10.19†	Form of Restricted Stock Agreement pursuant to the Thomas & Betts Corporation 2008 Stock Incentive Plan (Filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).

10.20†	Form of Nonqualified Stock Option Agreement pursuant to the Thomas & Betts Corporation 2008 Stock Incentive Plan (Filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).

10.21†	Form of Restricted Stock Agreement for Nonemployee Directors pursuant to the Thomas & Betts Corporation 2008 Stock Incentive Plan (Filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).

10.22†	Form of Nonqualified Stock Option Agreement for Nonemployee Directors pursuant to the Thomas & Betts Corporation 2008 Stock Incentive Plan. (Filed as Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).

10.23†	Executive Retirement Plan, as Amended and Restated Effective January 1, 2005, Including Amendments and Appendix A adopted through December 3, 2008. (Filed as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).

10.24†	Amended and Restated Termination Protection Agreement between Thomas & Betts Corporation and Dominic J. Pileggi dated December 16, 2008. (Filed as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).

10.25†	Amended and Restated Termination Protection Agreement between Thomas & Betts Corporation and Imad Hajj dated December 16, 2008. (Filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).

10.26†	Amended and Restated Termination Protection Agreement between Thomas & Betts Corporation and J.N. Raines dated December 16, 2008. (Filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).

Exhibit No.	Description of Exhibit

10.27†	Amended and Restated Termination Protection Agreement between Thomas & Betts Corporation and William E. Weaver, Jr. dated December 30, 2008. (Filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2008 and incorporated herein by reference).

10.28†	Amended and Restated Termination Protection Agreement between Thomas & Betts Corporation and Stanley P. Locke dated January 15, 2009 (Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for quarter ended March 31, 2009 and incorporated herein by reference).

10.29†	Termination Protection Agreement, effective May 6, 2009, between Charles L. Treadway and Thomas & Betts Corporation (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 6, 2009 and incorporated herein by reference).

10.30†	Amendment to the Thomas & Betts Corporation Executive Retirement Plan, dated December 2, 2009 (Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 2, 2009 and incorporated herein by reference).

10.31	First Amendment to Second Amended and Restated Credit Agreement dated as of November 13, 2009 between Thomas & Betts Corporation, as Borrower, the Lenders named therein and Wachovia Bank, as Administrative Agent. (Filed as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K for year ended December 31, 2009 and incorporated herein by reference).

10.32†	First Amendment to Termination Protection Agreement between Thomas & Betts Corporation and William E. Weaver, Jr. dated March 3, 2010. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 3, 2010 and incorporated herein by reference).

10.33†	First Amendment to Termination Protection Agreement between Thomas & Betts Corporation and Imad Hajj dated March 3, 2010. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 3, 2010 and incorporated herein by reference).

10.34†	Termination Protection Agreement between Thomas & Betts Corporation and Peggy P. Gann dated May 5, 2010. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 5, 2010 and incorporated herein by reference).

10.35†	The Thomas & Betts Supplemental Executive Investment Plan (As Amended and Restated Effective September 1, 2010). (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 1, 2010 and incorporated herein by reference).

10.36†	Thomas & Betts Corporation 2008 Stock Incentive Plan Performance Stock Agreement. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 1, 2010 and incorporated herein by reference).

10.37†	First Amendment to Termination Protection Agreement between Thomas & Betts Corporation and Charles L. Treadway dated May 4, 2011. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 6, 2011 and incorporated herein by reference).

Exhibit No.	Description of Exhibit

10.38†	Third Amended and Restated Credit Agreement dated August 11, 2011, among Thomas & Betts Corporation, as Borrower, the Lenders party hereto, and Wells Fargo Bank, National Association, as Administrative Agent, and Bank of America, N.A., Regions Bank and SunTrust Bank as Co-Syndication Agents. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 16, 2011 and incorporated herein by reference).

10.39†	Credit Agreement dated August 11, 2011, among Thomas & Betts Corporation, as Borrower, the Lenders party hereto, and JPMorgan Chase Bank, N.A. as Administrative Agent, and Wells Fargo Bank, National Association and Bank of America, N.A. as Co-Syndication Agents. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 16, 2011 and incorporated herein by reference).

10.40†	Form of Nonqualified Stock Option Agreement Pursuant to Thomas & Betts Corporation 2008 Stock Incentive Plan. (Filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2011 and incorporated herein by reference).

10.41	Agreement and Plan of Merger dated January 29, 2012, among Thomas & Betts Corporation, ABB Ltd, Edison Acquisition Corporation (Filed as Exhibit 2.1 to The Registrant’s Current Report on Form 8-K dated January 30, 2012 and incorporated herein by reference).

12	Statement re Computation of Ratio of Earnings to Fixed Charges. (Filed as Exhibit 12 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2011, filed February 17, 2012, and incorporated herein by reference).

21	Subsidiaries of the Registrant. (Filed as Exhibit 21 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2011, filed February 17, 2012, and incorporated herein by reference).

23	Consent of KPMG LLP. (Filed as Exhibit 23 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2011, filed February 17, 2012, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a) (Filed herein).

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rules 13a-14(a) or 15d-14(a) (Filed herein).

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. § 1350 and not filed as part of the Report or as a separate disclosure document (Filed as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed February 17, 2012, and incorporated herein by reference).

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. § 1350 and not filed as part of the Report or as a separate disclosure document (Filed as Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed February 17, 2012, and incorporated herein by reference).

Exhibit No.	Description of Exhibit

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009, (ii) the Consolidated Balance Sheets as of December 31, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009 and (v) the Notes to Consolidated Financial Statements (Included as Exhibit 101 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 17, 2012, and incorporated herein by reference).

†	Management contract or compensatory plan or arrangement.

*	Pursuant to Rule 406T of Regulation S-T, the interactive data included in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.