Form 10-Q
period 2012-03-31
THOMAS & BETTS CORP
filed 2012-05-07
CIK 97854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding Shares at May 2, 2012
Common Stock, $.10 par value	52,832,675

Thomas & Betts Corporation and Subsidiaries

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This Report includes “forward-looking comments and statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts regarding Thomas & Betts Corporation and are subject to risks and uncertainties in our operations, business, economic and political environment. For further explanation of these risks and uncertainties, see Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2011. Forward looking statements contain words such as:

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

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Quarter Ended March 31,
	2012	2011
Net sales	$607,088	$523,135
Cost of sales	407,195	359,532

Gross profit	199,893	163,603
Selling, general and administrative	115,564	104,101

Earnings from operations	84,329	59,502
Interest expense, net	(6,185)	(7,765)
Other (expense) income, net	(574)	(985)

Earnings from continuing operations before income taxes	77,570	50,752
Income tax provision	22,495	15,226

Net earnings	$55,075	$35,526

Earnings per share:
Basic	$1.06	$0.69

Diluted	$1.03	$0.67

Average shares outstanding:
Basic	51,960	51,546
Diluted	53,226	52,917

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Quarter Ended March 31,
	2012	2011
Net income	$55,075	$35,526

Other comprehensive income, before tax:
Foreign currency translation adjustments	22,438	30,044
Net unrealized gains on cash flow hedge	2,069	3,418
Amortization of net prior service costs and net actuarial losses	3,078	2,010

Other comprehensive income, before tax	27,585	35,472

Income tax expense related to items of other comprehensive income	(1,922)	(1,907)

Other comprehensive income, net of tax	25,663	33,565

Comprehensive income	$80,738	$69,091

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$598,253	$552,256
Receivables, net	326,730	284,855
Inventories	266,828	236,409
Deferred income taxes	44,073	41,915
Other current assets	28,319	28,498

Total Current Assets	1,264,203	1,143,933

Property, plant and equipment, net	299,880	299,218
Goodwill	980,485	974,287
Other intangible assets, net	318,557	324,564
Other assets	74,285	81,719

Total Assets	$2,937,410	$2,823,721

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$528	$339
Accounts payable	204,677	213,052
Accrued liabilities	123,642	123,266
Income taxes payable	7,185	10,230

Total Current Liabilities	336,032	346,887

Long-Term Liabilities
Long-term debt, net of current maturities	574,165	574,416
Long-term benefit plan liabilities	204,482	207,705
Deferred income taxes	43,082	42,792
Other long-term liabilities	49,505	49,634
Contingencies (Note 13)
Shareholders’ Equity
Common stock	5,240	5,130
Additional paid-in capital	85,094	38,085
Retained earnings	1,766,073	1,710,998
Accumulated other comprehensive income (loss)	(126,263)	(151,926)

Total Shareholders’ Equity	1,730,144	1,602,287

Total Liabilities and Shareholders’ Equity	$2,937,410	$2,823,721

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Quarter Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net earnings	$55,075	$35,526
Adjustments:
Depreciation and amortization	20,220	21,037
Share-based compensation expense	3,216	3,742
Deferred income taxes	4,437	3,599
Incremental tax benefits from share-based payment arrangements	(8,404)	(1,326)
Changes in operating assets and liabilities, net:
Receivables	(38,604)	(41,364)
Inventories	(28,849)	(35,505)
Accounts payable	(10,233)	(7,487)
Accrued liabilities	(842)	786
Income taxes payable	5,660	(11,001)
Other	(1,076)	(5,213)

Net cash provided by (used in) operating activities	600	(37,206)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(10,480)	(12,111)
Other	165	2

Net cash provided by (used in) investing activities	(10,315)	(12,109)

Cash Flows from Financing Activities:
Stock options exercised	35,740	18,518
Repayment of debt and other borrowings	(133)	(78)
Incremental tax benefits from share-based payment arrangements	8,404	1,326

Net cash provided by (used in) financing activities	44,011	19,766

Effect of exchange-rate changes on cash and cash equivalents	11,701	8,634

Net increase (decrease) in cash and cash equivalents	45,997	(20,915)
Cash and cash equivalents, beginning of period	552,256	455,198

Cash and cash equivalents, end of period	$598,253	$434,283

Cash payments for interest	$3,531	$4,716
Cash payments for income taxes	$10,406	$26,768

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Thomas & Betts Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.    Basis of Presentation

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. Financial information as of December 31 has been derived from the Corporation’s audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

2.    Basic and Diluted Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

	Quarter Ended March 31,
	2012	2011
(In thousands, except per share data)
Net earnings	$55,075	$35,526

Basic shares:
Average shares outstanding	51,960	51,546

Basic earnings per share	$1.06	$0.69

Diluted shares:
Average shares outstanding	51,960	51,546
Additional shares on the potential dilution from stock options, nonvested restricted stock and performance units	1,266	1,371

	53,226	52,917

Diluted earnings per share	$1.03	$0.67

The Corporation had stock options that were out-of-the-money which were excluded because of their anti-dilutive effect. Such out-of-the money stock options were negligible for the first quarter of 2012 and 2011.

3.    Inventories

The Corporation’s inventories at March 31, 2012 and December 31, 2011 were:

	March 31, 2012	December 31, 2011
(In thousands)
Finished goods	$115,713	$109,345
Work-in-process	37,543	29,470
Raw materials	113,572	97,594

Total inventories	$266,828	$236,409

4.    Property, Plant and Equipment

The Corporation’s property, plant and equipment at March 31, 2012 and December 31, 2011 were:

	March 31, 2012	December 31, 2011
(In thousands)
Land	$32,995	$32,590
Building	206,815	206,239
Machinery and equipment	668,617	660,455
Construction-in-progress	16,687	12,293

Gross property, plant and equipment	925,114	911,577
Less: Accumulated depreciation	625,234	612,359

Net property, plant and equipment	$299,880	$299,218

5.    Goodwill and Other Intangible Assets

The following table reflects activity for goodwill by segment during the first quarter of 2012:

	Quarter Ended March 31, 2012
	Balance at Beginning of Period	Additions	Other — Primarily Currency Translation	Balance at End of Period
(In thousands)
Electrical	$901,632	$—	$6,060	$907,692
Steel Structures	64,759	—	—	64,759
HVAC	7,896	—	138	8,034

	$974,287	$—	$6,198	$980,485

The following table reflects activity for other intangible assets during the first quarter of 2012:

	Quarter Ended March 31, 2012
	Balance at Beginning of Period	Additions	Amortization Expense	Other — Primarily Currency Translation	Balance at End of Period
(In thousands)
Intangible assets subject to amortization	$340,098	$—	$—	$2,292	$342,390
Accumulated amortization	(125,697)	—	(8,466)	(474)	(134,637)

	214,401	—	(8,466)	1,818	207,753
Other intangible assets not subject to amortization	110,163	—	—	641	110,804

Total	$324,564	$—	$(8,466)	$2,459	$318,557

6.    Income Taxes

The Corporation’s income tax provision for the first quarter of 2012 was $22.5 million, or an effective rate of 29.0% of pre-tax income, compared to an income tax provision in the first quarter of 2011 of $15.2 million, or an effective rate of 30.0% of pre-tax income. The effective tax rate for each period reflects benefits from the Puerto Rican manufacturing operations, which have a significantly lower effective tax rate than the Corporation’s blended statutory tax rate in other jurisdictions.

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

The Corporation had net deferred tax assets totaling $17.4 million as of March 31, 2012 and net deferred tax assets totaling $24.6 million as of December 31, 2011. Realization of the deferred tax assets is dependent upon the Corporation’s ability to generate sufficient future taxable income. Management believes that it is more-likely-than-not that future taxable income, based on tax laws in effect as of March 31, 2012, will be sufficient to realize the recorded deferred tax assets, net of any valuation allowance.

7.    Fair Value of Financial Instruments

The Corporation’s financial instruments include cash and cash equivalents, marketable securities, short-term receivables and payables, and debt. Included in cash and cash equivalents are money market funds which are valued based on the published net asset value (“NAV”). Financial instruments also include an interest rate swap agreement, which is discussed further in Note 9 below. The carrying amounts of the Corporation’s financial instruments generally approximated their fair values at

March 31, 2012 and December 31, 2011, except that, based on the borrowing rates available to the Corporation under current market conditions, the fair value of long-term debt (including current maturities) using Level 2 fair value inputs was approximately $610 million at March 31, 2012 and $601 million at December 31, 2011.

8.    Debt

The Corporation’s long-term debt at March 31, 2012 and December 31, 2011 was:

	March 31, 2012	December 31, 2011
(In thousands)
Senior credit facility due August 2016(a)	$—	$—
Senior credit facility due October 2012(a)	325,000	325,000
Unsecured 5.625% Senior Notes due 2021(b)	248,635	248,570
Other, including capital leases	1,058	1,185

Long-term debt (including current maturities)	574,693	574,755
Less current maturities	528	339

Long-term debt, net of current maturities	$574,165	$574,416

(a)	Interest is paid monthly.

(b)	Interest is paid semi-annually.

As of March 31, 2012 and December 31, 2011, the Corporation had outstanding $250 million of 5.625% Senior Notes due 2021. The indentures underlying the unsecured notes contain standard covenants such as restrictions on mergers, liens on certain property, sale-leaseback of certain property and funded debt for certain subsidiaries. The indentures also include standard events of default such as covenant default and cross-acceleration.

The Corporation has an unsecured, senior credit facility (“new revolving credit facility”) with total availability of $500 million and a five year term expiring in August 2016. As of March 31, 2012 and December 31, 2011, no borrowings were outstanding under this facility. Under the new revolving credit facility agreement, the Corporation will select an interest rate at the time of its initial draw reflecting LIBOR plus a margin based on the Corporation’s credit rating or the highest rate based on several other benchmark rates, including: (i) JPMorgan Chase Bank’s New York Prime rate, (ii) the federal funds effective rate, or (iii) an adjusted LIBOR rate, plus a margin based on our credit rating.

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

Outstanding letters of credit, which reduced availability under the new revolving credit facility, amounted to $17.7 million at March 31, 2012. The letters of credit relate primarily to third-party insurance claims.

Concurrent to entering into the new revolving credit facility, the Corporation amended its existing unsecured, senior credit facility (“existing revolving credit facility”) to reduce the total availability under this facility from $750 million to the $325 million of debt outstanding plus open letters of credit outstanding under the facility at the time of the amendment. Letters of credit under this facility at March 31, 2012 amounted to $2.3 million. The letters of credit relate primarily to environmental assurances. As borrowings and letters of credit under the facility are reduced, the amount of the facility will decrease.

The amendment to the existing revolving credit facility conformed all covenants and obligations to those found in the new revolving credit facility, except those related to interest on borrowings and fees, which remain unchanged. At March 31, 2012 and December 31, 2011, $325 million was outstanding under this facility. The existing revolving credit facility has a five-year term expiring October 2012. The outstanding balance of the existing revolving credit facility has been classified as long-term debt in the Corporation’s consolidated balance sheet based on the Corporation’s ability and intent to refinance this debt on a long-term basis through use of funds available under its new revolving credit facility or through borrowings in private or public capital markets.

The Corporation has a EUR 10 million (approximately US$13.3 million) committed revolving credit facility with a European bank. The Corporation pays an annual commitment fee of 20 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants and events of default such as covenant default and cross-default. This facility has an indefinite maturity, and no borrowings were outstanding as of March 31, 2012 and December 31, 2011. Outstanding letters of credit which reduced availability under the European facility amounted to EUR 1.8 million (approximately US$2.4 million) at March 31, 2012.

The Corporation has a CAN 10 million (approximately US$10.1 million) committed revolving credit facility with a Canadian bank. The Corporation pays an annual commitment fee of 20 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants and events of default such as covenant default and cross-default. This facility matures in 2016, and no borrowings were outstanding as of March 31, 2012 and December 31, 2011.

As of March 31, 2012, the Corporation’s aggregate availability of funds under its credit facilities is approximately $503 million, after deducting outstanding letters of credit. The Corporation has the option, at the time of drawing funds under any of the credit facilities, of selecting an interest rate based on a number of benchmarks including LIBOR, the federal funds rate, or the prime rate of the agent bank.

As of March 31, 2012, the Corporation also had letters of credit in addition to those discussed above that do not reduce availability under the Corporation’s credit facilities. The Corporation had $21.5 million of such additional letters of credit that relate primarily to third-party insurance claims processing, performance bonds, performance guarantees and acquisition obligations.

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

The Corporation’s interest rate swap was reflected in the Corporation’s consolidated balance sheet in other long-term liabilities at its fair value of $5.1 million as of March 31, 2012 and $7.2 million as of December 31, 2011. This swap is measured at fair value at the end of each reporting period. The Corporation’s fair value estimate was determined using significant unobservable inputs and assumptions (Level 3) and, in addition, the liability valuation reflects the Corporation’s credit standing. The valuation technique utilized by the Corporation to calculate the swap fair value is the income approach. Using inputs for current market expectations of LIBOR rates, Eurodollar futures prices, treasury yields and interest rate swap spreads, this approach compares the present value of a constructed zero coupon yield curve and the present value of an extrapolated forecast of future interest rates. This determined value is then reduced by a credit valuation adjustment that takes into effect the current credit risk of the interest rate swap counterparty or the Corporation, as applicable. The credit valuation adjustment was negligible as of March 31, 2012 and December 31, 2011.

The Corporation’s balance of accumulated other comprehensive income has been reduced by $3.2 million, net of tax of $1.9 million, as of March 31, 2012 and $4.4 million, net of tax of $2.7 million, as of December 31, 2011 to reflect the above interest rate swap liability.

The following is a reconciliation associated with the interest rate swap of the fair value activity using Level 3 inputs during the first quarter of 2012 and 2011:

	Quarter Ended
	March 31, 2012	March 31, 2011
(In millions)
Asset (liability) at beginning of period	$(7.2)	$(21.3)
Total realized/unrealized gains or losses:
Included in earnings	(2.3)	(3.7)
Increase (decrease) in fair value included in comprehensive income	2.1	3.4
Settlements	2.3	3.8

Asset (liability) at end of period	$(5.1)	$(17.8)

Interest expense, net reflects a negligible benefit during the first quarter of 2012 and 2011 for the ineffective portion of the swap.

Forward Foreign Exchange Contracts

The Corporation had no outstanding forward sale or purchase contracts as of March 31, 2012 or December 31, 2011. The Corporation is exposed to the effects of changes in exchange rates primarily from the Canadian dollar and European currencies. From time to time, the Corporation utilizes forward foreign exchange contracts for the sale or purchase of foreign currencies to mitigate this risk.

Commodities Futures Contracts

The Corporation had no outstanding commodities futures contracts as of March 31, 2012 or December 31, 2011. The Corporation is exposed to risk from fluctuating prices for certain materials used to manufacture its products, such as: steel, aluminum, copper, zinc, resins and rubber compounds. At times, some of the risk associated with usage of aluminum, copper and zinc has been mitigated through the use of futures contracts that mitigate the price exposure to these commodities.

10.    Share-Based Payment Arrangements

Share-based compensation expense, net of tax, of $2.0 million and $2.3 million was charged against income during the first quarter of 2012 and 2011, respectively. During the first quarter of 2012, the Corporation had 1,088,428 stock options exercised at a weighted average exercise price of $32.84 per share and had 4,313 stock options forfeited or expired.

11.    Pension and Other Postretirement Benefits

Net periodic cost for the Corporation’s pension and other postretirement benefits included the following components:

	Quarter Ended
	Pension Benefits		Other Postretirement Benefits
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
(In thousands)
Service cost	$897	$1,039	$2	$—
Interest cost	6,618	7,344	160	203
Expected return on plan assets	(8,311)	(8,524)	—	—
Plan net loss (gain)	2,658	1,596	35	58
Prior service cost (gain)	197	283	193	(63)
Transition obligation (asset)	(3)	(5)	5	192
Net curtailment/settlement loss (gain)	—	—	—	—

Net periodic benefit cost	$2,056	$1,733	$395	$390

Contributions to our qualified pension plans during the quarters ended March 31, 2012 and 2011 were not significant. We expect required contributions to our qualified pension plans during the remainder of 2012 to be minimal.

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

	Quarter Ended March 31,
	2012	2011
(In thousands)
Net Sales
Electrical	$483,964	$443,520
Steel Structures	82,108	50,945
HVAC	41,016	28,670

Total	$607,088	$523,135

Segment Earnings
Electrical	$100,422	$86,936
Steel Structures	19,389	4,292
HVAC	7,664	4,562

Segment earnings	127,475	95,790
Corporate expense	(19,710)	(11,509)
Depreciation and amortization expense	(20,220)	(21,037)
Share-based compensation expense	(3,216)	(3,742)
Interest expense, net	(6,185)	(7,765)
Other (expense) income, net	(574)	(985)

Earnings before income taxes	$77,570	$50,752

13.    Contingencies

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

The following table provides the changes in the Corporation’s accruals for estimated product warranties:

	Quarter Ended March 31,
	2012	2011
(In thousands)
Balance at beginning of period	$3,213	$2,574
Acquired liabilities for warranties	—	—
Liabilities accrued for warranties issued during the period	1,760	455
Warranty claims paid during the period	(709)	(258)
Changes in liability for pre-existing warranties during the period, including expirations	(196)	(64)

Balance at end of period	$4,068	$2,707

The Corporation also continues to monitor events that are subject to guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees and indemnifications at fair value when those losses are estimable.

14.    Merger Agreement

On January 29, 2012, Thomas & Betts Corporation, Swiss-based ABB Ltd (“ABB”) and a wholly owned subsidiary of ABB entered into a merger agreement. At the closing of the merger contemplated by the merger agreement, (i) the Corporation will become a wholly owned indirect subsidiary of ABB, and (ii) each common share of the Corporation will be converted into the right to receive $72.00 in cash (approximately $3.9 billion total purchase consideration), without interest. On March 30, 2012, the Corporation filed a definitive proxy statement in connection with the merger transaction. [On May 2, 2012, a majority of the shareholders of the Corporation’s common stock voted to approve the merger transaction.] The closing of the merger is subject to customary conditions, including certain regulatory approvals. Among other things, the merger agreement contains certain termination rights for the Corporation and ABB, and further provides that, upon termination of the merger agreement under specified circumstances, the Corporation will be obligated to pay a termination fee to ABB of $116 million.

Shortly after the announcement of the merger, five putative class action lawsuits challenging the merger were filed in the Chancery Court of Shelby County, Tennessee (the “Chancery Court”) and the United States District Court for the Western District of Tennessee (“Tennessee Federal Court”) against various combinations of Thomas & Betts, ABB, Merger Sub, the individual members of the Thomas & Betts Board of Directors, certain other Thomas & Betts officers and Deutsche Bank. The complaints generally allege that the members of the Thomas & Betts Board breached their fiduciary duties to Thomas & Betts’ shareholders by entering into the merger agreement, approving the proposed merger and failing to take steps to maximize Thomas & Betts’ value to its shareholders, and that Thomas & Betts, ABB and Merger Sub aided and abetted such breaches of fiduciary duties. The complaints also allege that the proposed merger improperly favors ABB and that certain provisions of the merger agreement unduly restrict Thomas & Betts’ ability to negotiate with other potential bidders. In addition, certain of the complaints assert claims under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by the U.S. Securities and Exchange Commission (the “SEC”) based on allegations that the Preliminary Proxy Statement on Schedule 14A filed by Thomas & Betts with the SEC on February 17, 2012 (the “Preliminary Proxy Statement”) is materially misleading and omits material information.

The complaints generally seek, among other things, declaratory and injunctive relief, preliminary injunctive relief prohibiting or delaying the defendants from consummating the merger and other forms of equitable relief. On March 30, 2012, plaintiffs in the aforementioned shareholder litigations, along with Thomas & Betts, the individual members of the Thomas & Betts Board and certain other Thomas & Betts officers, reached an agreement in principle to settle the litigation, which was memorialized in a memorandum of understanding. Pursuant to the memorandum of understanding, Thomas & Betts included in the definitive proxy statement certain additional disclosures relating to the merger.

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

Critical Accounting Policies

The preparation of financial statements contained in this report requires the use of estimates and assumptions to determine certain amounts reported as net sales, costs, expenses, assets or liabilities and certain amounts disclosed as contingent assets or liabilities. Actual results may differ from those estimates or assumptions. Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We believe our critical accounting policies include the following:

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

•

Goodwill and Other Intangible Assets:    We apply the acquisition (purchase) method of accounting for all business combinations. Under this method, all assets and liabilities acquired in a business combination, including goodwill, indefinite-lived intangibles and other intangibles, are recorded at fair value. The purchase price allocation requires subjective judgments concerning estimates of the fair value of the acquired assets and liabilities. Goodwill consists principally of the excess of cost over the fair value of net assets acquired in business combinations and is not amortized. For each amortizable intangible asset, we use a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed. If that pattern cannot be reliably determined, the straight-line amortization method is used. We perform an annual impairment test of goodwill and indefinite-lived intangible assets. We perform our annual impairment assessment as of the beginning of the fourth quarter of each year, unless circumstances dictate more frequent interim assessments. In evaluating when an interim assessment of goodwill is necessary, we consider, among other things, the trading level of our common stock, our market capitalization, changes in expected future cash flows and mergers and acquisitions involving companies in our industry. In evaluating when an interim assessment of indefinite-lived intangible assets is necessary, we review for significant events or significant changes in circumstances. Our evaluation process did not result in an interim assessment of goodwill or long-lived intangible assets for recoverability for the quarter ended March 31, 2012.

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

•

Income Taxes:    We use the asset and liability method of accounting for income taxes. This method recognizes the expected future tax consequences of temporary differences between book and tax bases of assets and liabilities and requires an evaluation of the realizability of deferred income tax assets based on a more-likely-than-not criteria. We have valuation allowances for deferred tax assets primarily associated with foreign net operating loss carryforwards and foreign income tax credit carryforwards. Realization of the deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We believe that it is more-likely-than-not that future taxable income, based on enacted tax laws in effect as of March 31, 2012, will be sufficient to realize the recorded deferred tax assets net of existing valuation allowances.

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

Summary of Consolidated Results

	Quarter Ended March 31,
	2012		2011
	In Thousands	% of Net Sales	In Thousands	% of Net Sales
Net sales	$607,088	100.0	$523,135	100.0
Cost of sales	407,195	67.1	359,532	68.7

Gross profit	199,893	32.9	163,603	31.3
Selling, general and administrative	115,564	19.0	104,101	19.9

Earnings from operations	84,329	13.9	59,502	11.4
Interest expense, net	(6,185)	(1.0)	(7,765)	(1.5)
Other (expense) income, net	(574)	(0.1)	(985)	(0.2)

Earnings from continuing operations before income taxes	77,570	12.8	50,752	9.7
Income tax provision	22,495	3.7	15,226	2.9

Net earnings	$55,075	9.1	$35,526	6.8

Earnings per share:
Basic	$1.06		$0.69

Diluted	$1.03		$0.67

2012 Compared with 2011

Overview

Net sales in the first quarter of 2012 increased from the prior-year period primarily reflecting higher organic sales volumes in our Electrical and Steel Structures segments, the positive impact of current year pricing in our Steel Structures segment and the impact of the July 2011 acquisition of AmbiRad Group (“AmbiRad”) in our HVAC segment.

Earnings from operations, both in dollars and as a percentage of sales, increased from the respective prior-year period. These improvements reflect the impact of increased organic sales volumes, increased manufacturing leverage from stronger production volumes and the impact of the 2011 AmbiRad acquisition. The first quarter of 2012 included pre-tax merger related charges of approximately $6 million. The first quarter of 2011 included facility consolidations charges of approximately $3 million.

Net earnings in the first quarter of 2012 were $55.1 million ($1.03 per diluted share) compared to net earnings of $35.5 million ($0.67 per diluted share) in the first quarter of 2011. The first quarter of 2012 included net after tax merger related charges, as described below of $3.8 million ($0.08 per diluted share). The first quarter of 2011 included net after tax facility consolidation charges, as described below of $2.3 million ($0.04 per diluted share).

Net Sales and Gross Profit

Net sales in the first quarter of 2012 were $607.1 million, up 16.1%, from the prior-year period. Higher organic sales volumes in our Electrical and Steel Structures segments and the positive impact of pricing in our Steel Structures segment positively impacted year-over-year sales in 2012. The first quarter sales increase from the prior-year period attributable to the 2011 AmbiRad acquisition was approximately $12.2 million.

Gross profit in the first quarter of 2012 was $199.9 million, or 32.9% of net sales, compared to $163.6 million or 31.3% of net sales, in the first quarter of 2011. The year-over-year increase in gross profit as a percentage of sales reflects increased manufacturing leverage from stronger production volumes and the positive impact of more favorable pricing in our Steel Structures segment. Gross profit in the first quarter of 2011 included pre-tax charges for facility consolidations of $2.4 million.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense in the first quarter of 2012 was $115.6 million, or 19.0% of net sales, compared to $104.1 million, or 19.9% of net sales, in the prior-year period. SG&A expense in the first quarter of 2012 includes pre-tax merger related charges of approximately $6 million. SG&A in the first quarter of 2011 also includes pre-tax charges of $0.8 million for facility consolidations.

Interest Expense, Net

Interest expense, net was $6.2 million for the first quarter of 2012, down $1.6 million from the prior-year period, primarily reflecting lower average interest rates in the current year period. Interest income included in interest expense, net was $1.1 million for the first quarter of 2012 and $0.7 million for the prior-year period.

Income Taxes

The effective tax rate from continuing operations in the first quarter of 2012 was 29.0% compared to 30.0% in the first quarter of 2011. The effective rate for both periods reflects benefits from our Puerto Rican manufacturing operations.

Net Earnings

Net earnings in the first quarter of 2012 were $55.1 million, or $1.03 per diluted share, compared to net earnings of $35.5 million, or $0.67 per diluted share, in the first quarter of 2011. Net earnings in the first quarter of 2012 include net after-tax merger related charges of $3.8 million ($0.08 per diluted share). Net earnings in the first quarter of 2011 included net after-tax facility consolidation charges of $2.3 million ($0.4 per diluted share).

Summary of Segment Results

Net Sales

	Quarter Ended March 31,
	2012		2011
	In Thousands	% of Net Sales	In Thousands	% of Net Sales
Electrical	$483,964	79.7	$443,520	84.8
Steel Structures	82,108	13.5	50,945	9.7
HVAC	41,016	6.8	28,670	5.5

	$607,088	100.0	$523,135	100.0

Segment Earnings

	Quarter Ended March 31,
	2012		2011
	In Thousands	% of Net Sales	In Thousands	% of Net Sales
Electrical	$100,422	20.7	$86,936	19.6
Steel Structures	19,389	23.6	4,292	8.4
HVAC	7,664	18.7	4,562	15.9

Segment earnings	127,475	21.0	95,790	18.3
Corporate expense	(19,710)		(11,509)
Depreciation and amortization expense	(20,220)		(21,037)
Share-based compensation expense	(3,216)		(3,742)
Interest expense, net	(6,185)		(7,765)
Other (expense) income, net	(574)		(985)

Earnings before income taxes	$77,570		$50,752

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

Electrical Segment

Electrical segment net sales in the first quarter of 2012 were $484.0 million, up $40.4 million, or 9.1%, from the first quarter of 2011. Increased organic sales volumes positively impacted year-over-year sales.

Electrical segment earnings in the first quarter of 2012 were $100.4 million, up $13.5 million, or 15.5%, from the first quarter of 2011. Segment earnings as a percentage of sales increased to 20.7% in the first quarter of 2012 compared to 19.6% in the prior-year period. Segment earnings in the first quarter of 2011 reflect pre-tax facility consolidation charges of $2.5 million. Year-over-year segment earnings reflect improved manufacturing leverage from increased volumes, a favorable product and geographic mix and the benefits of prior-year right-sizing actions.

Steel Structures Segment

Net sales in the first quarter of 2012 in our Steel Structures segment were $82.1 million, up $31.2 million, or 61.2%, from the first quarter of 2011. The net sales increase in the first quarter reflects increased organic sales volumes, the positive price impact from the pass-through of higher year-over-year plate steel costs and a more favorable pricing environment.

Steel Structures segment earnings in the first quarter of 2012 were $19.4 million, up $15.1 million, or 351.8%, from the prior-year period. The increase in year-over-year segment earnings in dollars and as a percentage of sales in 2012 reflects the increase in project margins due to improved project mix and a more favorable pricing environment.

HVAC Segment

Net sales in the first quarter of 2012 in our HVAC segment were $41.0 million, up $12.3 million, or 43.1%, from the first quarter of 2011. The first quarter sales increase from the prior-year period attributable to the July 2011 acquisition of AmbiRad was approximately $12.2 million.

HVAC segment earnings in the first quarter of 2012 were $7.7 million, up $3.1 million, or 68.0%, from the first quarter of 2011. Increased year-over-year segment earnings as a percentage of sales in 2012 reflect the 2011 acquisition of AmbiRad. Segment earnings in the first quarter of 2011 reflect a pre-tax facility consolidation charge of $0.7 million.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $598 million and $552 million at March 31, 2012 and December 31, 2011, respectively.

The following table reflects the primary category totals in our Consolidated Statements of Cash Flows:

	Quarter Ended March 31,
	2012	2011
(In thousands)
Net cash provided by (used in) operating activities	$600	$(37,206)
Net cash provided by (used in) investing activities	(10,315)	(12,109)
Net cash provided by (used in) financing activities	44,011	19,766
Effect of exchange-rate changes on cash	11,701	8,634

Net increase (decrease) in cash and cash equivalents	$45,997	$(20,915)

Operating Activities

Cash provided by operating activities in the first quarter of 2012 included net earnings of $55.1 million, depreciation and amortization of $20.2 million and share-based compensation expense of $3.2 million, which were offset by a negative $77.7 million net change in working capital (accounts receivable, inventories and accounts payable).

Cash provided by operating activities in the first quarter of 2011 included net earnings of $35.5 million, depreciation and amortization of $21.0 million and share-based compensation expense of $3.7 million, which was offset by a negative $84.4 million net change in working capital (accounts receivable, inventories and accounts payable).

Investing Activities

During the first quarter of 2012 and 2011, we had capital expenditures to support our ongoing business plans totaling $10.5 million and $12.1 million respectively. We expect capital expenditures to be in the $65–$70 million range for the full year 2012. Capital expenditures in the first quarter of 2012 includes capacity expansion for a Steel Structures facility.

Financing Activities

Financing activities in the first quarter of 2012 included approximately 1.1 million stock options totaling $35.7 million (exercised at a weighted average exercise price of $32.84 per share) and a related $8.4 million tax benefit. Financing activities in the first quarter of 2011 included approximately 0.5 million stock options exercised at a weighted average exercise price of $36.22 per share totaling $18.5 million.

Credit Facilities

The Corporation has an unsecured, senior credit facility (“new revolving credit facility”) with total availability of $500 million and a five-year term expiring in August 2016. As of March 31, 2012 and December 31, 2011, no borrowings were outstanding under this facility. Under the new revolving credit facility agreement, the Corporation will select an interest rate at the time of its initial draw reflecting LIBOR plus a margin based on the Corporation’s credit rating or the highest rate based on several other benchmark rates, including: (i) JPMorgan Chase Bank’s New York Prime rate, (ii) the federal funds effective rate, or (iii) an adjusted LIBOR rate, plus a margin based on our credit rating.

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

Outstanding letters of credit, which reduced availability under the new revolving credit facility, amounted to $17.7 million at March 31, 2012. The letters of credit relate primarily to third-party insurance claims.

Concurrent to entering into the new revolving credit facility, the Corporation amended its existing unsecured, senior credit facility (“existing revolving credit facility”) to reduce the total availability under this facility from $750 million to the $325 million of debt outstanding plus open letters of credit outstanding under the facility at the time of the amendment. Letters of credit under this facility at March 31, 2012 amounted to $2.3 million. The letters of credit relate primarily to environmental assurances. As borrowings and letters of credit under the facility are reduced, the amount of the facility will decrease.

The amendment to the existing revolving credit facility conformed all covenants and obligations to those found in the new revolving credit facility, except those related to interest on borrowings and fees, which remain unchanged. At March 31, 2012 and December 31, 2011, $325 million was outstanding under this facility. The existing revolving credit facility has a five-year term expiring October 2012. The outstanding balance of the existing revolving credit facility has been classified as long-term debt in the Corporation’s consolidated balance sheet based on the Corporation’s ability and intent to refinance this debt on a long-term basis through use of funds available under its new revolving credit facility or through borrowings in private or public capital markets.

Other Credit Facilities

The Corporation has a EUR 10 million (approximately US$13.3 million) committed revolving credit facility with a European bank. The Corporation pays an annual commitment fee of 20 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants and events of default such as covenant default and cross-default. This facility has an indefinite maturity, and no borrowings were outstanding as of March 31, 2012 and December 31, 2011. Outstanding letters of credit which reduced availability under the European facility amounted to EUR 1.8 million (approximately US$2.4 million) at March 31, 2012.

The Corporation has a CAN 10 million (approximately US$10.1 million) committed revolving credit facility with a Canadian bank. The Corporation pays an annual commitment fee of 20 basis points on the undrawn balance to maintain this facility. This credit facility contains standard covenants and events of default such as covenant default and cross-default. This facility matures in December 2016, and no borrowings were outstanding as of March 31, 2012 and December 31, 2011.

Other Letters of Credit

As of March 31, 2012, the Corporation also had letters of credit in addition to those discussed above that do not reduce availability under the Corporation’s credit facilities. The Corporation had $21.5 million of such additional letters of credit that relate primarily to third-party insurance claims processing, performance bonds, performance guarantees and acquisition obligations.

Compliance and Availability

We are in compliance with all covenants or other requirements set forth in our credit facilities. However, if we fail to be in compliance with the financial or other covenants of our credit agreements, then the credit agreements could be terminated, any outstanding borrowings under the agreements could be accelerated and immediately due, and we could have difficulty obtaining immediate credit availability to repay the accelerated obligations and in obtaining credit facilities in the future. As of March 31, 2012, the aggregate availability of funds under our credit facilities is approximately $503 million, after deducting outstanding letters of credit. Availability is subject to the satisfaction of various covenants and conditions to borrowing.

Credit Ratings

As of March 31, 2012, we had investment grade credit ratings from Standard & Poor’s (BBB rating), Moody’s Investor Service (Baa2 rating) and Fitch Ratings (BBB rating) on our senior unsecured debt. Should these credit ratings drop, repayment under our credit facilities and securities will not be accelerated; however, our credit costs may increase. Similarly, if our credit ratings improve, we could potentially have a decrease in our credit costs. The maturity of any of our debt securities does not accelerate in the event of a credit downgrade.

Debt Securities

Thomas & Betts had the following unsecured debt securities outstanding as of March 31, 2012:

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

Qualified Pension Plans

Contributions to our qualified pension plans during the first quarter of 2012 were not significant. We expect required contributions to our qualified pension plans in 2012 to be minimal.

Other

The merger agreement between Thomas and Betts Corporation, ABB Ltd and a wholly owned subsidiary of ABB Ltd imposes certain restrictions on us including the ability to pay dividends, prepay debt, repurchase shares, dispose of assets and settle pending or threatened lawsuits, among other actions.

We do not currently pay cash dividends. Future decisions concerning the payment of cash dividends on the common stock will depend upon our results of operations, financial condition, strategic investment opportunities, continued compliance with credit facilities and other factors that the Board of Directors may consider relevant.

As of March 31, 2012, we have approximately $598 million in cash and cash equivalents and approximately $503 million of aggregate availability under our credit facilities. We renewed our effective universal shelf registration statement with the Securities and Exchange Commission on November 4, 2011, utilizing the well-known seasoned issuer (WKSI) process. The registration permits us to issue common stock, preferred stock and debt securities. The registration is effective for a period of three years from the date of filing. We continue to have cash requirements to, among other things, support working capital and capital expenditure needs, service debt and fund our retirement plans as required. We generally intend to use available cash and internally generated funds to meet these cash requirements and may borrow under existing credit facilities or access the capital markets as needed for liquidity. We believe that we have sufficient liquidity to satisfy both short-term and long-term requirements.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements.

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

For the period ended March 31, 2012, the Corporation has not experienced any material changes since December 31, 2011 in market risk that affect the quantitative and qualitative disclosures presented in our 2011 Annual Report on Form 10-K.

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

See Note 13, “Contingencies,” in the Notes to Consolidated Financial Statements, which is incorporated herein by reference. See also Item 3. “Legal Proceedings,” in the Corporation’s 2011 Annual Report on Form 10-K, which is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously set forth in our 2011 Annual Report on Form 10-K under Item 1A. “Risk Factors,” which is incorporated herein by reference.

Item 2.	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table reflects activity related to equity securities purchased by the Corporation during the quarter ended March 31, 2012:

Issuer Purchases of Equity Securities

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans
September 2010 Plan (3,000,000 common shares authorized)
Total for the quarter ended March 31, 2012	—	$—	—	1,500,000

Item 5.	Other Information

Item 6.	Exhibits

The Exhibit Index that follows the signature page of this Report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

THOMAS & BETTS CORPORATION
(Registrant)

By:	/s/ WILLIAM E. WEAVER, JR.
William E. Weaver, Jr.
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2012

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1

Agreement and Plan of Merger dated January 29, 2012, among Thomas & Betts Corporation, ABB Ltd and Edison Acquisition Corporation (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated January 30, 2012 and incorporated herein by reference).

12	Statement re Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Principal Executive Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)

31.2	Certification of Principal Financial Officer Under Securities Exchange Act Rules 13a-14(a) or 15d-14(a)

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. § 1350 and not filed as part of the Report or as a separate disclosure document

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and furnished solely pursuant to 18 U.S.C. §1350 and not filed as part of the Report or as a separate disclosure document

101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Operations for the Quarter Ended March 31, 2012 and 2011, (ii) the Consolidated Statements of Comprehensive Income for the Quarter Ended March 31, 2012 and 2011, (iii) the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (iv) the Consolidated Statements of Cash Flows for the Quarter Ended March 31, 2012 and 2011 and (v) the Notes to Consolidated Financial Statements

*	Pursuant to Rule 406T of Regulation S-T, the interactive data included in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections